Form 10-Q
period 1998-10-31
CONCUR TECHNOLOGIES INC
filed 1999-02-16
CIK 1066026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-Q
                              ---------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 1998          COMMISSION FILE NUMBER: 0-25137


                             ----------------------

                            CONCUR TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                      91-1608052
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


                              6222 185TH AVENUE NE
                            REDMOND, WASHINGTON 98052
                    (Address of principal executive offices)

                                 (425) 702-8808
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                Yes [ ]                                   No  [X]


        As of February 5, 1999, there were 17,037,010 shares of the Registrant's Common Stock outstanding.

================================================================================

--------------------------------------------------------------------------------

                            Concur Technologies, Inc.
                                    Form 10-Q
                                December 31, 1998



                                             Index                                          Page
                                             -----                                          ----

PART I.     FINANCIAL INFORMATION

  ITEM 1.   Consolidated Financial Statements

            -  Consolidated Balance Sheets as of December 31, 1998
               and September 30, 1998 .......................................................3

            -  Consolidated Statements of Operations for the three months ended December 31, 1998 and 1997 .............................................4

            -  Consolidated Statement of Stockholders' Equity (Deficit)
               for the three months ended December 31, 1998 .................................5

            -  Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1997 .............................................6

            -  Notes to Consolidated Financial Statements ...................................7

  ITEM 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...........................................................9



PART II.    OTHER INFORMATION

  ITEM 2.   Changes in Securities and Use of Proceeds ..................................... 26

  ITEM 6.   Exhibits and Reports on Form 8-K .............................................. 26


PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
 ................................................................................

                                                                               DECEMBER 31, 1998    SEPTEMBER 30, 1998
                                                                               -----------------    ------------------
                                                                                   (UNAUDITED)

                                               ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                             $ 53,277           $ 15,629
Accounts receivable, net of allowance for doubtful accounts
    of $597 and $547 in fiscal 1999 and 1998, respectively                               3,172              4,988
Prepaid expenses and other current assets                                                  313                536
Note receivable from stockholders                                                          167                167
                                                                                      --------           --------
    Total current assets                                                                56,929             21,320
Equipment and furniture, net                                                             2,263              2,162
Deposits and other assets                                                                2,551                336
Note receivable from stockholders, net of current portion                                  333                333
Capitalized technology and other intangible assets                                         801                880
                                                                                      --------           --------

TOTAL ASSETS                                                                          $ 62,877           $ 25,031
                                                                                      ========           ========



                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable                                                                      $  2,540           $  1,838
Accrued liabilities                                                                      6,214              3,850
Accrued commissions                                                                      1,007                902
Current portion of accrued payment to stockholders                                         167                167
Current portion of long-term debt                                                        2,470              2,033
Current portion of capital lease obligations                                             1,288              1,004
Deferred revenues                                                                        3,328              3,052
                                                                                      --------           --------
    Total current liabilities                                                           17,014             12,846
                                                                                      --------           --------

NONCURRENT LIABILITIES
Accrued payment to stockholders, net of current portion                                    333                333
Long-term debt, net of current portion                                                   5,040              5,632
Capital lease obligations, net of current portion                                        1,978              2,127
Deferred rental expense                                                                    183                183

Redeemable convertible preferred stock:
    no shares and 10,213,553 shares issued and outstanding at
    December 31, 1998 and September 30, 1998, respectively                                  --             29,685
Redeemable convertible preferred stock warrants                                             --                444

Commitments                                                                                 --                 --

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000
    shares authorized, no shares issued or outstanding                                      --                 --
Common stock, par value $0.001 per share,
    60,000,000 shares authorized; 17,029,732 and 3,098,543
    shares issued and outstanding at December 31,
    1998 and September 30, 1998, respectively                                           76,398              6,276
Deferred stock compensation                                                               (384)              (452)
Accumulated deficit                                                                    (37,685)           (32,043)
                                                                                      --------           --------
    Total stockholders' equity (deficit)                                                38,329            (26,219)
                                                                                      --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  $ 62,877           $ 25,031
                                                                                      ========           ========

 ................................................................................

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
 ................................................................................





                                                                     THREE MONTHS ENDED DECEMBER 31,
                                                                         1998                   1997
                                                                   ------------           ------------
Revenues, net:
   Licenses                                                        $      4,045           $      2,036
   Services                                                               1,960                  1,079
                                                                   ------------           ------------
    Total revenues                                                        6,005                  3,115

Cost of revenues:
   Licenses                                                                 224                     82
   Services                                                               2,453                  1,097
                                                                   ------------           ------------
    Total cost of revenues                                                2,677                  1,179
                                                                   ------------           ------------

Gross profit                                                              3,328                  1,936

Operating expenses:
   Sales and marketing                                                    4,687                  2,206
   Research and development                                               2,612                  1,083
   General and administrative                                             1,637                    837
                                                                   ------------           ------------
    Total operating expenses                                              8,936                  4,126
                                                                   ------------           ------------
Loss from operations                                                     (5,608)                (2,190)
Interest income                                                             225                     54
Interest expense                                                           (222)                  (135)
Other expense, net                                                          (37)                   (12)
                                                                   ------------           ------------

NET LOSS                                                           $     (5,642)          $     (2,283)
                                                                   ============           ============


Basic and diluted net loss per share                               $      (1.01)          $      (0.99)
                                                                   ============           ============
Shares used in calculation of basic and diluted net
    loss per share                                                    5,569,708              2,298,189
                                                                   ============           ============

Pro forma basic and diluted net loss per share                     $      (0.40)          $      (0.21)
                                                                   ============           ============
Shares used in calculation of pro forma basic and diluted
    net loss per share                                               13,967,518             10,862,981
                                                                   ============           ============



 ................................................................................
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
 ................................................................................

                                                                                                                         TOTAL
                                                       COMMON STOCK                DEFERRED          ACCUMULATED      STOCKHOLDERS'
                                                 SHARES             AMOUNT       COMPENSATION          DEFICIT      EQUITY (DEFICIT)
                                               ----------        ----------        ----------         ----------       ----------

BALANCE AT SEPTEMBER 30, 1998                   3,098,543        $    6,276        $     (452)        $  (32,043)        $  (26,219)

Proceeds from initial public offering,
   net of offering costs                        3,365,000            37,369                --                 --             37,369

Conversion of redeemable convertible
   preferred stock into common stock           10,213,553            29,685                --                 --             29,685

Conversion of redeemable convertible
   preferred warrants into common stock
   warrants                                            --               444                --                 --                444

Proceeds from issuance of common
   stock from exercise of common
   stock warrants                                 225,000             2,616                --                 --              2,616

Issuance of common stock from net
   exercise of common stock warrants               33,537                --                --                 --                 --

Issuance of common stock from
   exercise of stock options                       94,099                 8                --                 --                  8

Amortization of deferred stock
   compensation                                        --                --                68                 --                 68

Net loss                                               --                --                --             (5,642)            (5,642)
                                               ----------        ----------        ----------         ----------         ----------

BALANCE AT DECEMBER 31, 1998                   17,029,732        $   76,398        $     (384)        $  (37,685)        $   38,329
                                               ==========        ==========        ==========         ==========         ==========


 ................................................................................
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
 ................................................................................


                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                                1998                  1997
                                                                             --------                --------

OPERATING ACTIVITIES
Net loss                                                                     $ (5,642)               $ (2,283)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Amortization of acquired in-process technology                                 79                      --
    Amortization of deferred stock compensation                                    68                      --
    Depreciation                                                                  277                     124
    Provision for bad debts                                                        50                      33
Changes in operating assets and liabilities:
    Accounts receivable                                                         1,766                     146
    Prepaid expenses and other current assets                                     223                     (86)
    Deposits and other assets                                                  (2,215)                     43
    Accounts payable                                                              702                    (657)
    Accrued liabilities                                                         2,469                     637
    Deferred revenues                                                             276                    (274)
                                                                             --------                --------
Net cash used in operating activities                                          (1,947)                 (2,317)
                                                                             --------                --------


INVESTING ACTIVITIES
Purchases of equipment and furniture                                               (6)                    (24)
                                                                             --------                --------
Net cash used in investing activities                                              (6)                    (24)
                                                                             --------                --------

FINANCING ACTIVITIES
Net proceeds from initial public offering                                      37,369                      --
Proceeds from exercise of preferred stock warrants                              2,616                      --
Proceeds from sales leaseback transaction                                          --                     192
Payments on borrowings                                                           (155)                    (82)
Payments on capital leases                                                       (237)                    (22)
Issuance of common stock                                                            8                       3
                                                                             --------                --------
Net cash provided by financing activities                                      39,601                      91
                                                                             --------                --------

Net increase (decrease) in cash and cash equivalents                           37,648                  (2,250)
Cash and cash equivalents at beginning of period                               15,629                   6,695
                                                                             --------                --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 53,277                $  4,445
                                                                             ========                ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                       $    180                $     62
Equipment and furniture obtained through capital leases                      $    372                $    478
Conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants into common stock and common
    stock warrants                                                           $ 29,992                $     --

 ................................................................................
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(UNAUDITED)


NOTE 1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        DESCRIPTION OF THE COMPANY

        Concur Technologies, Inc. (the "Company") is a leading provider of Intranet-based employee-facing applications that extend automation to employees throughout the enterprise and to partners, vendors and service providers in the extended enterprise. The Company's Xpense Management Solution ("XMS") and CompanyStore products automate the preparation, approval, processing and data analysis of travel and entertainment ("T&E") expense reports and front-office procurement requisitions. The Company was originally incorporated in the State of Washington on August 19, 1993, and on December 18, 1998, the Company was re-incorporated in the State of Delaware. The Company's operations commenced in fiscal 1994.

        INTERIM FINANCIAL INFORMATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the Company's opinion, the financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations, stockholders' equity (deficit) and cash flows. The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1998 included in the Company's Prospectus, dated December 16, 1998, filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        REVENUE RECOGNITION POLICY

        The Company generates revenues from licensing the rights to use its software products directly to end users. The Company also generates revenues from sales of customer support contracts, integration services performed for customers who license the software, and training services.

        During the year ended September 30, 1998 and previously, the Company recognized revenue in accordance with Statement of Position 91-1, "Software Revenue Recognition". In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company adopted SOP 97-2 beginning in fiscal 1999. SOP 97-2 generally requires revenues earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately or, if the element is not being sold separately, the price for each element established by management having relevant authority. The revenues allocated to software products, including specified upgrades or enhancements, generally are recognized upon delivery of the products. The revenues allocated to unspecified upgrades, updates and other post-contract customer support generally are recognized ratably over the term of the contract. If evidence of the fair value for all elements of the arrangement does not exist, all revenues from the arrangement are deferred until such evidence exists or until all elements are delivered. SOP 97-2 has been subject to certain modifications and interpretations since its release in October of 1997. Most recently, in December 1998, the American Institute of Certified Public Accountants issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" which has been adopted by the Company without any significant effect on revenue recognition.

Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in the Company's revenue recognition practices.


        RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for the Company's 1999 Annual Report, however the Company does not anticipate a material effect, if any, of this statement on the disclosures in the consolidated annual financial statements.

NOTE 3. INITIAL PUBLIC OFFERING ("IPO")

        On December 16, 1998, the Company issued 3,365,000 shares of its Common Stock (including 465,000 shares issued upon the exercise of the underwriters' over allotment option) at an initial public offering price of $12.50 per share. The net proceeds to the Company from the offering, net of offering costs were approximately $37.4 million. In connection with the IPO, warrants were exercised to purchase 225,000 shares of common stock at a price of $11.625 per share, resulting in additional capital proceeds to the Company totaling $2.6 million. Concurrent with the IPO, each outstanding share of the Company's redeemable convertible preferred stock was automatically converted into one share of Common Stock and remaining preferred stock warrants for 2,237,454 shares were automatically converted into warrants for the purchase of 2,237,454 shares of common stock.

NOTE 4. NET LOSS PER SHARE

        Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Pro forma net loss per share is computed using the weighted average number of shares used for basic and diluted per share amounts and the weighted average convertible redeemable preferred stock outstanding as if such shares were converted to common stock at the time of issuance.

                                                                      Three Months Ended December 31,
                                                                     -----------------------------------
                                                                         1998                    1997
                                                                     -----------             -----------
                                                                      (In thousands, except share data)

Net loss                                                             $   (5,642)             $    (2,283)
                                                                     ===========             ===========
Basic and diluted net loss per common share                          $    (1.01)             $     (0.99)
                                                                     ===========             ===========
Weighted average number of common shares used for basic
  and diluted per share amounts                                        5,569,708               2,298,189
                                                                     ===========             ===========
Weighted average common shares issuable upon pro forma
  conversion of preferred stock                                        8,397,810               8,564,792
                                                                     ===========             ===========
Weighted average number of shares used for pro forma per
  share amounts                                                       13,967,518              10,862,981
                                                                     ===========             ===========
Pro forma basic and diluted net loss per share                       $     (0.40)            $     (0.21)
                                                                     ===========             ===========

   Options to purchase 2,228,293 shares of Common Stock with exercise prices of $0.03 to $12.50 per share and warrants to purchase 2,237,454 shares of common stock at a range of $3.65 to $85.00 per share were outstanding as of December 31, 1998. These options and warrants were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

        This document contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Risk Factors That May Affect Results of Operations and Financial Conditions," which may cause actual results to differ materially from those discussed in such forward-looking statements. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Company's Prospectus, dated December 16, 1998, a copy of which is on file at the Securities and Exchange Commission (www.sec.gov). We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and carefully consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

        The Company is a leading provider of Intranet-based employee-facing applications that extend automation to employees throughout the enterprise and to partners, vendors and service providers in the extended enterprise. The Company's Xpense Management Solution ("XMS") and CompanyStore products automate the preparation, approval, processing and data analysis of travel and entertainment ("T&E") expense reports and front-office procurement requisitions. The Company believes it is the leading provider of T&E expense management solutions, based on a combination of the number of customers it serves and the features its solutions provide. Since the introduction of XMS in 1996, the Company has licensed its products to over 150 enterprise customers for use by over 800,000 end users. Through its June 1998 acquisition of 7Software, Inc. ("7Software"), the Company added the CompanyStore front-office procurement application to its product suite. By automating manual, paper-based processes, the Company's products reduce processing costs and enable customers to consolidate purchases with preferred vendors and negotiate vendor discounts.

        The Company was incorporated in 1993 and commenced operations in fiscal 1994, initially developing QuickXpense, a retail, shrink-wrapped application that automated T&E expense reporting for individuals. The Company first shipped QuickXpense in fiscal 1995 and sold QuickXpense through a combination of retail channels and direct marketing, utilizing a small sales force and no consulting or implementation staff. In response to inquiries from businesses seeking to automate the entire T&E expense reporting process, including back-office processing and integration to financial systems, the Company significantly expanded its product development efforts and released XMS, a client-server based enterprise T&E expense management solution, in July 1996. In March 1998, the Company shipped an Intranet-based version of XMS. While the Company continues to sell the client-server version of XMS, since its release the Intranet-based version has accounted for a majority of XMS license revenues and the Company expects to continue to focus its product development efforts on the Intranet-based versions of its products. Concur is currently developing
Employee Desktop(TM), which is a Web-based employee business portal to automate costly, inefficient business processes across the corporate enterprise.
Employee Desktop integrates Concur's market leading suite of employee facing applications, including XMS for travel expense automation, and CompanyStore for automating front-office procurement.

        On June 30, 1998, the Company acquired 7Software, a privately-held software company and the developer of CompanyStore. 7Software was incorporated in May 1997. 7Software was selling the initial version of its product through a single sales representative at the time the Company acquired it. The Company's existing sales force and consulting services group sells and services both XMS and CompanyStore, and the Company's research and development activities have expanded to develop a common technology platform, the Concur Common Platform, for both XMS and CompanyStore. In connection with the acquisition, the Company issued 708,918 shares of its Common Stock in exchange for all of the outstanding shares of 7Software, converted all of 7Software's outstanding options into options to purchase up to 123,921 shares of the Company's Common Stock, paid $130,000 to 7Software, and agreed to pay $500,000 to certain shareholders of 7Software, resulting in a total purchase price valued at $6.2 million, including direct costs of the acquisition. The total purchase price was determined by the Company's management and Board of Directors based on an assessment of the value of 7Software and as a result of negotiations with 7Software. In determining the purchase price, the Company estimated the fair value of the Company's Common Stock and the Company's stock options issued in the transaction. The Company also entered into employment and bonus agreements with certain officers of 7Software. The acquisition was recorded under the purchase method of accounting and the results of operations of 7Software and the fair value of the assets acquired and liabilities assumed were included in the Company's consolidated financial statements beginning on the acquisition date.

        The Company expects that for the foreseeable future the significant majority of its revenues will continue to be derived from its XMS product line and related services. The Company's revenues, which consist of software license revenues and service revenues, were $6.0 million and $3.1 million for the three months ended December 31, 1998 and 1997, respectively. Substantially all of the Company's revenues for the three months ended December 31, 1998 and 1997 were derived from licenses of XMS and services. The Company's product pricing is based on the number of users or employees of the purchasing enterprise. Service revenues consist of consulting, customer support and training.

        The Company markets its software and services primarily through its direct sales organization in the United States, Canada, the United Kingdom and Australia. Revenues from XMS licenses and services to customers outside the United States were approximately $548,000 and $126,000 for the three months ended December 31, 1998 and 1997, respectively. Historically, as a result of the relatively small amount of international sales, fluctuations in foreign currency exchange rates have not had a material effect on the Company's business, results of operations and financial condition.

        For fiscal 1998 and prior years, the Company recognized revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 91-1 ("SOP 91-1"). Software license revenues were recognized when a non-cancelable license agreement was signed with a customer, the software was shipped, no significant post delivery vendor obligations remained and collection was deemed probable. Maintenance revenues were recognized ratably over the contract term, typically one year. Revenues for consulting services were recognized as such services were performed. Commencing with fiscal 1999, the Company recognizes revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition" and related amendments and interpretations ("SOP 97-2"). SOP 97-2 has been subject to certain modifications and interpretations since its release in October of 1997. Most recently, in December 1998, the American Institute of Certified Public Accountants issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" which has been adopted by the Company without any significant effect on revenue recognition. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in the Company's revenue recognition practices.

        Since its inception, the Company has incurred substantial research and development costs and has invested heavily in the expansion of its sales, marketing and professional services organizations to build an infrastructure to support its long-term growth strategy. The number of the Company's full-time employees increased from 135 as of December 31, 1997 to 251 as of December 31, 1998, representing an increase of 116, or 86%. As a result of investments in the Company's infrastructure, the Company has incurred net losses in each fiscal quarter since inception and, as of December 31, 1998, had an accumulated deficit of $37.7 million. The Company anticipates that its operating expenses will increase substantially for the foreseeable future as it expands its product development, sales and marketing, and professional services staff. Accordingly, the Company expects to incur net losses for the foreseeable future.

        The Company has recorded aggregate deferred stock compensation of $861,000. Deferred stock compensation is amortized over the life of the options, generally four years. The Company recorded deferred stock amortization expense of $68,000 for the three months ended December 31, 1998. To date, the Company has recorded total amortization expense of $477,000.

        The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as indicative of future performance. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. There can be no assurance the Company will be successful in addressing such risks and difficulties. In addition, although the Company has experienced significant revenue growth recently, there can be no assurance that such revenue growth will continue or that the Company will achieve or maintain profitability in the future.

RESULTS OF OPREATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

        The following table sets forth certain financial data, derived from the Company's unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for any future period.


                                        THREE MONTHS ENDED DECEMBER  31,
                                           1998                 1997
                                         -------              ------
Revenues, net:
  Licenses                                  67.4 %               65.4 %
  Services                                  32.6                 34.6
                                           -----                -----
          Total revenues                   100.0                100.0
                                           -----                -----
Cost of revenues:
  Licenses                                   3.7                  2.6
  Services                                  40.9                 35.3
                                           -----                -----
          Total cost of revenues            44.6                 37.9
                                           -----                -----
Gross margin                                55.4                 62.1
                                           -----                -----
Operating expenses:
  Sales and marketing                       78.0                 70.8
  Research and development                  43.5                 34.8
  General and administrative                27.3                 26.9
                                           -----                -----
          Total operating expenses         148.8                132.5
                                           -----                -----
Loss from operations                       (93.4)               (70.4)
Other expense, net                          (0.6)                (2.9)
                                           -----                -----
Net loss                                   (94.0)%              (73.3)%
                                           =====                =====


        REVENUES

        The Company's revenues are derived from software licenses and related services. The Company's revenues were $6.0 million and $3.1 million for the three months ended December 31, 1998 and 1997, respectively, representing an increase of $2.9 million, or 93%. International revenues were $548,000 and $126,000 for the three months ended December 31, 1998 and 1997, respectively.

        The Company's license revenues were $4.0 million and $2.0 million for the three months ended December 31, 1998 and 1997, respectively, representing an increase of $2.0 million, or 99%. License revenues represented 67.4% and 65.4% of total revenues for the three months ended December 31, 1998 and 1997, respectively. This increase consists of increased sales of XMS, reflecting the increased market acceptance of XMS, an increase in the size and productivity of the sales force, and the sales related to referrals attributable to the Company's December 1997 strategic marketing alliance agreement with American Express Company ("American Express").

        The Company's service revenues were $2.0 million and $1.1 million for the three months ended December 31, 1998 and 1997, respectively, representing an increase of $881,000, or 82%. Service revenues consist primarily of consulting and implementation service fees, maintenance and, to a lesser extent, training services, associated with the increase in licenses of XMS during these periods. Service revenues represented 32.6% and 34.6% of total revenues for the three months ended December 31, 1998 and 1997, respectively. The increase in service revenues for the three months ended December 31, 1998 over the three months ended December 31, 1997 reflects increased licenses of XMS in fiscal 1999 as well as revenues recognized with respect to licenses entered into in prior periods. The Company believes that the percentage of total revenues represented by service revenues in prior fiscal periods is not indicative of levels to be expected in future periods. Due to its limited experience selling CompanyStore, the Company is uncertain how recognition of service revenues associated with such sales will affect its results of operations in the future. In addition, the Company expects that its proportion of service revenues to total revenues will fluctuate in the future, depending in part on the Company's use of third-party consulting and implementation service providers as well as market acceptance of the Company's outsource enterprise service provider ("ESP") solution.

        COST OF REVENUES

        Cost of License Revenues. Cost of license revenues includes license fees for sub-licensing third-party software, product media, product duplication, manuals and amortization of capitalized technology and other intangible assets. The Company's cost of license revenues was $224,000 and $82,000 for the three months ended December 31, 1998 and 1997, respectively, representing an increase of $142,000, or 173%. This increase was principally a result of the amortization of capitalized technology and other intangible assets recorded in connection with the June 1998 acquisition of 7Software, increased expenses associated with sub-licensing of third party software due to increased sales of XMS, and the costs of production, manuals and other media associated with the November 1998 release of XMS 4.0. Cost of license revenues represented 5.5% and 4.0% of license revenues for the three months ended December 31, 1998 and 1997, respectively. The Company expects that the cost of license revenues may increase significantly as a percentage of total revenues and as a percentage of license revenues upon the introduction of the Company's outsource ESP solution and will fluctuate in the future depending in part on the demand for the Company's current products and its outsource ESP solution.

        Cost of Service Revenues. Cost of service revenues includes personnel and other costs related to consulting services, technical support, training and warranty reserves. The Company's cost of service revenues was $2.5 million and $1.1 million for the three months ended December 31, 1998 and 1997, respectively, representing an increase of $1.4 million, or 124%. This increase was primarily due to an increase in professional service support personnel to manage and support the Company's growing customer base. Consulting services personnel increased from 21 as of December 31, 1997 to 47 as of December 31, 1998, representing an increase of 26, or 124%. Technical support personnel increased from 3 as of December 31, 1997 to 10 as of December 31, 1998, representing an increase of 7, or 233%. Cost of service revenues was 125% and 102% of service revenues for the three months ended December 31, 1998 and 1997, respectively. Cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide such services.

        COSTS AND EXPENSES

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead referral fees, travel and entertainment and promotional expenses. The Company's sales and marketing expenses were $4.7 million and $2.2 million for the three months ended December 31, 1998 and 1997, respectively, representing an increase of $2.5 million, or 113%. This increase primarily reflects the Company's investment in its sales and marketing infrastructure, which included significant personnel-related costs to recruit and hire sales management, sales representatives and sales engineers, trade show expenses, and sales referral fees under the Company's agreements with its referral partners, principally American Express. In addition, the Company signed a referral and joint marketing agreement with ADP in December 1998, whereby ADP agreed to market and refer XMS to its clients and prospects. Marketing and other expenses associated with this transaction were insignificant for the quarter. Sales and marketing employees increased from 43 as of December 31, 1997 to 79 as of December 31, 1998, representing an increase of 36, or 84%. Sales and marketing expenses represented 78.1% and 70.8% of total revenues for the three months ended December 31, 1998 and 1997, respectively. The Company believes that a significant increase in its sales and marketing efforts is essential for it to maintain its market position and further increase acceptance of its products. Accordingly, the Company anticipates it will continue to invest significantly in sales and marketing for the foreseeable future, and sales and marketing expenses will increase in future periods.

        Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside contractors. The Company's research and development expenses were $2.6 million and $1.1 million for the three months ended December 31, 1998 and 1997, respectively, representing an increase of $1.5 million, or 141%. This increase was primarily related to the increase in software developers, program management and documentation personnel and outside contractors to support the Company's product development of XMS, CompanyStore, and Employee Desktop. The Company's research and development employees increased from 40 as of December 31, 1997 to 69 as of December 31, 1998, representing an increase of 29, or 73%. Research and development costs represented 43.5% and 34.8% of total revenues for the three months ended December 31, 1998 and 1997, respectively. The Company believes that a significant increase in its research and development investment is essential for it to maintain its market position, to continue to expand its product line and to develop a common technology platform for its suite of products. Accordingly, the Company anticipates that it will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods. In the development of the Company's new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Accordingly, software development costs eligible for capitalization were insignificant, and all costs related to internal research and development have been expensed as incurred.

        General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for the Company's executive, finance, administrative, business development and information services personnel. The Company's general and administrative expenses were $1.6 million and $837,000 for the three months ended December 31, 1998 and 1997, respectively, representing an increase of $800,000, or 96%. This increase was primarily the result of additional finance, executive, information services and human resources personnel to support the growth of the Company's business, an increase of outside contractors expense associated with increased recruiting efforts and expanded human resources programs, and an increase in the allowance for doubtful accounts related to the Company's increase in revenues. General and administrative costs represented 27.3% and 26.9% of the Company's total revenues for the three months ended December 31, 1998 and 1997, respectively. The Company believes that its general and administrative expenses will continue to increase as a result of the continued expansion of the Company's administrative staff and expenses associated with becoming a public company, including but not limited to annual and other public reporting costs, director's and officer's liability insurance, investor relations programs and professional services fees.

        Interest Income and Interest Expense. Interest income was $225,000 and $54,000 for the three months ended December 31, 1998 and 1997, respectively, representing an increase of $171,000, or 317%. This increase reflects the higher cash and short-term investment base as a result of proceeds received in December 1998 by the Company from its IPO. Interest expense was $222,000 and $135,000 for the three months ended December 31, 1998 and 1997, respectively, representing an increase of $87,000, or 64%. This increase was due to additional bank borrowings and higher capital lease obligations during the three months ended December 31, 1998.

        Provision for Income Taxes. No provision for federal and state income taxes has been recorded because the Company has experienced net losses since inception which has resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

   The Company's quarterly operating results have fluctuated significantly in the past, and will continue to fluctuate in the future, as a result of a number of factors, many of which are outside the Company's control. These factors include: demand for the Company's products and services; size and timing of specific sales; level of product and price competition; timing and market acceptance of new product introductions and product enhancements by Concur and its competitors; changes in pricing policies by Concur or its competitors; Concur's ability to hire, train and retain sales and consulting personnel to meet the demand, if any, for XMS and CompanyStore; the length of sales cycles; Concur's ability to establish and maintain relationships with third-party implementation services providers and strategic partners; delay of customer purchases caused by announcement of new hardware or enterprise resource planning ("ERP") platforms or otherwise; the mix of products and services sold, including an anticipated shift to providing its solutions as an ESP; mix of distribution channels through which products are sold; mix of international and domestic revenues; changes in the Company's sales force incentives; software defects and other product quality problems; personnel changes; changes in the Company's strategy, including the anticipated development of an ESP strategy; general domestic and international economic and political conditions; and budgeting cycles of the Company's customers. The Company has in the past experienced delays in the planned release dates of new software products or upgrades, and has discovered software defects in new products after their introduction. There can be no assurance that new products or upgrades will be released according to schedule, or that when released they will not contain defects. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance or claims by customers brought against the Company, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the timing of individual sales has been difficult for the Company to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those anticipated by the Company. There can be no assurance that the loss or deferral of one or more significant sales will not have a material adverse effect on the Company's quarterly operating results.



--------------------------------------------------------------------------------

FINANCIAL CONDITION

        Total assets were $62.9 million and $25.0 million as of December 31, 1998 and September 30, 1998, respectively, representing an increase of $37.9 million, or 151%. This increase was primarily due to cash proceeds raised from the sale of the Company's Common Stock in its IPO. As of December 31, 1998, the Company had $53.3 million of cash and cash equivalents, compared to $15.6 million as of September 30, 1998, representing an increase of $37.7 million, or 241%. During December 1998, the Company issued 3,365,000 shares of its Common Stock in connection with its IPO, netting the Company total proceeds of approximately $37.4 million. In connection with the IPO, the Company also received proceeds totaling $2.6 million from the exercise of a warrant to purchase 225,000 shares of the Company's Common Stock.

        Accounts receivable was $3.2 million and $5.0 million as of December 31, 1998 and September 30, 1998, respectively, representing a decrease of $1.8 million, or 36%. This decrease was principally a result of significant cash collections during the three months ended December 31, 1998. Days' sales outstanding ("DSO") in accounts receivable was 70 days and 79 days as of December 31, 1998 and September 30, 1998, respectively. The Company expects that DSO will fluctuate significantly in future quarters, and most likely will increase. Deposits and other assets increased primarily due to a prepayment for a sales referral, marketing, and business partnership.

        Total current liabilities were $17.0 million and $12.8 million as of December 31, 1998 and September 30, 1998, respectively, representing an increase of $4.2 million, or 32%. This increase consists primarily of an increase in accounts payable and accrued liabilities of $3.1 million. The increase in accounts payable and accrued liabilities was primarily due to expenses incurred but unpaid as of December 31, 1998 relating to the IPO, as well as increased growth and business activities of the Company.


--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has funded its operations primarily through private sales of equity securities and the use of long-term debt and equipment leases. In December 1998, the Company completed its IPO and issued 3,365,000 shares of its Common Stock at an initial public offering price of $12.50 per share. The Company received approximately $37.4 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the IPO, each outstanding share of the Company's preferred stock was automatically converted into one share of Common Stock. In connection with the IPO, the Company also received proceeds totaling $2.6 million from the exercise of a warrant to purchase 225,000 shares of the Company's Common Stock in December 1998.

        Net cash used by operations for the three months ended December 31, 1998 was $1.9 million compared with $2.3 million for the three months ended December 31, 1997. For such periods, net cash used by operating activities was primarily a result of funding ongoing operations. In addition to its available cash and cash equivalents balance of $53.3 million, the Company had approximately $1.5 million of available borrowings under a bank line of credit.

        Capital expenditures, including those under capital leases, were $378,000 and $354,000 for the three months ended December 31, 1998 and 1997, respectively, representing an increase of $24,000, or 7%. Capital leases are used to finance the acquisition of property and equipment, primarily computer hardware and software, for the Company's increasing employee base as well as for the Company's management information systems. The Company anticipates that it will experience increases in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel.

        The Company's financing activities provided $39.6 million and $91,000 for the three months ended December 31, 1998 and 1997, respectively. During the three months ended December 31, 1998, the Company received approximately $37.4 million in cash from the IPO, net of underwriting discounts, commissions and other offering costs. In connection with the IPO, the Company also received proceeds totaling $2.6 million from the exercise of a warrant to purchase 225,000 shares of the Company's Common Stock. During the three months ended December 31, 1998, the Company made principal payments on long term debt of $155,000 and payments on capital lease obligations of $237,000.

        The Company has a line of credit with a bank for $2.0 million, which bears interest at the lending bank's prime rate plus 1.5%. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $2.0 million, and are secured by substantially all of the Company's non-leased assets. As of December 31, 1998, the Company had not borrowed under the line of credit; however, there were approximately $500,000 in standby letters of credit outstanding. Available borrowing under this line was approximately $1.5 million as of December 31, 1998. This credit facility expires on January 15, 1999, and the Company expects to extend or replace such credit facility under substantially similar terms.

        In September 1997, the Company entered into a $1.0 million senior term loan facility with the same bank with which the Company has the line of credit, pursuant to the terms of a Security and Loan Agreement (the "Loan Agreement"). In April 1998, the Loan Agreement was amended to allow for additional borrowings up to a total of $3.0 million. The facility, which bears interest at the lending bank's prime rate less 1.0%, matures on February 15, 2001. Payments are interest only through February 15, 1999 -- at which time the facility will be repaid in 24 equal monthly payments of principal and interest. The Loan Agreement contains certain financial restrictions and covenants, with which the Company is currently in compliance. As of December 31, 1998, the outstanding indebtedness under the Loan Agreement was $3.0 million.

        In July 1997, the Company entered into a Subordinated Loan and Security Agreement with an equipment lessor in the principal amount of $1.5 million which bears interest at an annual rate of 8.5% (the "Subordinated Loan Agreement"). In May 1998, the Subordinated Loan Agreement was amended to allow for additional borrowings of $5.0 million bearing interest at an annual rate of 11% on the first $3.5 million and 12.5% on the remaining $1.5 million, which expired on December 31, 1998. The notes are due in varying monthly installments through April 2002 and contain certain restrictions and covenants, with which the Company is currently in compliance. As of December 31, 1998, the outstanding indebtedness under the Subordinated Loan Agreement was $4.5 million.

        On August 11, 1998, the Company issued a warrant to American Express Travel Related Services Company, Inc. ("TRS") to purchase shares of the Company's Series E Preferred Stock which, in connection with the IPO, was subsequently converted into a warrant to purchase 2,325,000 shares of common stock. In December 1998, TRS exercised the warrant to purchase 225,000 shares of the Company's Common Stock at $11.625 per share. Additionally, under the warrant, TRS may acquire 700,000 shares at any time on or before October 15, 1999 at a cash purchase price of $33.75 per share, 700,000 shares at any time on or before January 15, 2001 at a cash purchase price of $50.625 per share, and 700,000 shares at any time on or before January 15, 2002 at a cash purchase price of $85.00 per share.

        The Company is using the net proceeds raised in the IPO for working capital and general corporate purposes, including increased domestic and international sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of business. The Company also intends to use these proceeds for possible acquisitions of businesses, products and technologies that are complementary to those of the Company. Although the Company has not identified any specific businesses, products or technologies that it may acquire, and there are no current agreements or understandings with respect to any such transactions, the Company does from time to time evaluate such opportunities. Pending such uses, the net proceeds will be invested in short-term, investment-grade, interest-bearing instruments.

        The Company currently anticipates that for the foreseeable future it will continue to experience significant growth in its operating expenses related to augmenting its sales and marketing operations, increasing research and development and extending its professional service capabilities, as well as developing new distribution channels, improving its operational and financial systems and entering new markets for the Company's products and services. Such operating expenses will be a material use of the Company's cash resources. However, the Company believes that its existing cash and cash equivalents and available bank borrowings will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that such sources will be adequate, will be obtainable on terms favorable to the Company or will not be dilutive.



--------------------------------------------------------------------------------

YEAR 2000 COMPLIANCE

        BACKGROUND OF YEAR 2000 ISSUES

        Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems were developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using `00' as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements.

        STATE OF READINESS

        The Company's business is dependent on the operation of numerous systems that could potentially be affected by Year 2000-related problems. Those systems include, among others: hardware and software systems used by the Company to deliver products and services to its customers (including the Company's proprietary software systems as well as software supplied by third parties); communications networks such as the Internet and private Intranets; the internal systems of the Company's customers and suppliers; software products sold to customers; the hardware and software systems used internally by the Company in the management of its business; and non-information technology systems and services used by the Company in the management of its business, such as power, telephone systems and building systems.

        The Company has established a Year 2000 Compliance Task Force (the "Task Force"), composed of high-level representatives of the product, management and information systems and legal departments. The Task Force has been charged with the responsibility of formulating and implementing the Company's Year 2000 readiness and is applying a phased approach to analyzing the Company's operations and relationships as they relate to the Year 2000 problem. The phases of the Company's Year 2000 program are as follows: (1) establishment of a Year 2000 Task Force; (2) assignment of responsibility for external issues (products licensed by the Company), internal issues (systems, facilities, equipment, software) and legal audit; (3) inventory of all aspects of the Company's operations and relationships subject to the Year 2000 problem; (4) comprehensive analysis (including impact analysis and cost analysis) of the Company's Year 2000 readiness; and (5) remediation and testing.

        The Company has tested its software products and has determined that the current versions of all of its software products to be Year 2000 compliant, consistent with the Year 2000 compliance specifications established by the British Standards Institute's DISC PD-2001. Concur plans to continue to test its current and future products, applying its Year 2000 compliance criteria and to include any modifications that are incorporated into the compliance process during its implementation. The Company has completed Phases 1 and 2 of its program and has substantially completed Phase 3, and it anticipates completing Phase 3 in February 1999 and Phases 4 and 5 by April 1999 and June 1999, respectively.

        RISKS RELATED TO YEAR 2000 ISSUES

        Based on the Company's assessment to date, the Company believes the current versions of its software products are "Year 2000 compliant." However, the Company's products are generally integrated into enterprise systems involving sophisticated hardware and complex software products which may not be Year 2000 compliant. In addition, in some cases even certain earlier Year 2000 compliant versions of the Company's software, while compatible with earlier, non-Year 2000 compliant versions of other software products with which Concur's software is integrated, are not compatible with certain more recent Year 2000 compliant versions of such other software providers. While the Company does not believe it has any obligation under this circumstance given that these customers using the Company's older versions of its software products would in any case be required to upgrade in order to be compatible with newer versions of other companies products, there can be no assurance that the Company will not be subject to claims or complaints by its customers. Success of the Company's Year 2000 compliance efforts may depend on the success of its customers in dealing with their Year 2000 issues. The Company sells its products to companies in a variety of industries, each of which is experiencing different Year 2000 compliance issues. Customer difficulties with Year 2000 issues might require the Company to devote additional resources to resolve underlying problems. Although the Company has not been a party to any litigation or arbitration proceeding to date involving its products or services and related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company believes that purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance or defer additional software purchases until after 2000. As a result, some customers and potential customers may have more limited budgets available to purchase software products such as those offered by the Company, and others may choose to refrain from changes in their information technology environment until after 2000. To the extent Year 2000 issues cause significant delay in, or cancellation of, decisions to purchase the Company's products or services, the Company's business, results of operations and financial condition would be materially adversely affected.

        The Company and the Task Force are also reviewing the Company's internal management information and other systems in order to identify any products, services or systems that are not Year 2000 compliant, in order to take corrective action. To date, the Company has not encountered any material Year 2000 problems with its computer systems or any other equipment that might be subject to such problems. The Company's plan for the Year 2000 calls for compliance verification of external vendors supplying software and information systems to the Company and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of its assessment, the Company is evaluating the level of validation it will require of third parties to ensure their Year 2000 Compliance and expects to circulate letters to its suppliers and other business partners requesting their Year 2000 Compliance status. The Company is taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant. In the event that any such third parties' products, services or systems do not meet the Year 2000 requirements on a timely basis, the Company's business, results of operations and financial condition could be materially adversely affected. The Company could also experience material adverse effects on its business, results of operations and financial condition if it fails to identify all Year 2000 dependencies in its systems and in the systems of its suppliers, customers and financial institutions. Therefore, the Company plans to develop contingency plans for continuing operations in the event such problems arise, but does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. The Company has not completed its Year 2000 investigation, and there can be no assurance that the total cost of Year 2000 compliance will not be material to the Company's business, results of operations and financial condition. There can be no assurance that the Company will identify and remediate all significant Year 2000 problems on a timely basis, that remediation efforts will not involve significant time and expense, or that unremediated problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        LIMITED OPERATING HISTORY; FUTURE OPERATING RESULTS UNCERTAIN; HISTORY OF LOSSES

        The Company's prospects must be viewed in light of the risks and uncertainties inherent in a software company in the early stages of development, particularly in light of the evolving and highly competitive market in which the Company operates. To compete effectively, the Company believes that it will be necessary to devote substantial resources to expanding its sales and marketing, professional services and research and development organizations and that it will make significant investments in these areas without assurance of any related income. For example, the Company's professional services organization is newly established, and has been unprofitable since it was organized, and there can be no assurance that it will ever become profitable. Further, there can be no assurance that any of the Company's business strategies will be successful or that the Company's revenues will increase in future periods, or that the Company will become or remain profitable on a quarterly or annual basis in the future. The Company incurred net losses of $5.0 million, $5.5 million and $18.1 million for fiscal 1996, 1997 and 1998, respectively. As of December 31, 1998, the Company had an accumulated deficit of $37.6 million. The Company anticipates that it will incur net losses for the foreseeable future. Although the Company had substantial net operating loss carryforwards as of December 31, 1998, the use of these net operating loss carryforwards may be limited.

        UNPREDICTABLE FLUCTUATIONS AND SEASONAL PATTERNS IN QUARTERLY RESULTS

        The Company's quarterly operating results have fluctuated significantly in the past, and will continue to fluctuate in the future, as a result of a number of factors, many of which are outside the Company's control. In addition, the Company's software products are typically shipped when orders are received, and consequently, license backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's expected license revenues. As a result, license revenues in any quarter are difficult to forecast because they are substantially dependent on orders booked and shipped in that quarter. Moreover, the Company typically recognizes a substantial amount of its revenues in the last month of the quarter, frequently in the last week or even days of the quarter. Since the Company's expenses are generally relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Quarterly license revenues are also difficult to forecast because the Company's sales cycle, from initial evaluation to delivery of software, is generally lengthy and varies substantially from customer to customer. If revenues fall below the Company's expectations in a particular quarter, the Company's business, results of operations and financial condition would be materially adversely affected.

        The Company has experienced, and expects to continue to experience, a high degree of seasonality. The Company's products involve relatively large expenditures by enterprise customers, and XMS tends to be more expensive than competing applications. In addition, the purchase of the Company's products is typically a discretionary matter for such customers and from time to time customers' priorities may shift. For example, the Company may experience reduced sales of its products as potential customers put a priority on correcting Year 2000 problems associated with their other systems, or defer purchases of software products until after 2000. Accordingly, demand for the Company's products may be particularly volatile and unpredictable.

        Based on the foregoing and the risks identified herein, the Company believes that its future revenues, expenses and operating results are likely to vary significantly from quarter to quarter. In particular, as the Company expands its sales force, professional services personnel and research and development staff, operating expenses will continue to rise. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Further, the Company believes it is likely that in some future quarter or quarters the Company's operating results will not meet or exceed the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Company's Common Stock would be materially adversely affected.

        EMERGING MARKET FOR EMPLOYEE-FACING APPLICATIONS; MARKET ACCEPTANCE

        The market for employee-facing applications is newly emerging. Enterprises have historically performed the processes addressed by employee-facing applications themselves, whether through manual processes or internally-developed development applications. Accordingly, the Company's future success will depend upon, among other factors, the extent to which companies adopt third-party employee-facing applications, particularly T&E expense management and front-office procurement solutions, and the extent to which companies purchase products or utilize the services of third-party providers, such as the Company, for such solutions. In addition, companies that have already invested substantial resources in other methods of automating enterprise processes may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement employee-facing applications, they may still choose to design, develop or manage all or part of their process automation internally. There can be no assurance that the use of employee-facing applications will increase significantly in the future or that the Company's products or services will achieve commercial success. Any failure of employee-facing applications, and in particular T&E expense management and front-office procurement applications, to gain market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition.

        PRODUCT CONCENTRATION

        Since 1997, the Company has generated substantially all of its revenues from licenses and services related to XMS, and the Company believes that such revenues will continue to account for a substantial majority of its revenues for the foreseeable future. The Company's future financial performance will depend, in significant part, upon the successful development, introduction and customer acceptance of new and enhanced versions of XMS, CompanyStore and any new products or services that the Company may develop or acquire. There can be no assurance that the Company will be successful in upgrading and continuing to market XMS or CompanyStore, or that any new products or services the Company may develop or acquire will achieve market acceptance. Any such lack of success or failure to achieve market acceptance could have a material adverse effect on the Company's business, results of operations and financial condition.

        RISKS ASSOCIATED WITH EXPANSION INTO NEW MARKET

        The Company recently added the CompanyStore front-office procurement application to its product line. As of December 31, 1998, this initial version of CompanyStore has been licensed to only two customers. The Company's future revenue growth is substantially dependent upon current development efforts to integrate this recently acquired technology with the Company's current technology platform, market acceptance of CompanyStore, and the Company's ability to license CompanyStore to new customers and its existing base of XMS customers. Potential and existing customers may not purchase CompanyStore for a number of reasons, including: an absence of required or desired functionality; the costs of and time required for implementation; the failure of CompanyStore to be competitive with other front-office procurement applications; possible software defects; a customer's lack of the necessary hardware, software or Intranet infrastructure; and any failure by the Company or its products to meet customer expectations for other reasons. In addition, the Company plans to target its existing and potential XMS customers as potential customers for the enhanced version of CompanyStore that is currently under development, but there can be no assurance that such customers will purchase CompanyStore. Further, the Company must overcome certain significant obstacles in its expansion into the front-office procurement automation market, including: competitors that have more experience and better name recognition than the Company; the limited experience of the Company's sales and consulting personnel in the front-office procurement automation market; and the Company's limited existing reference accounts in the front-office procurement automation market. If, for any reason, the Company is unable to complete the development efforts necessary to integrate the recently acquired CompanyStore technology with its technology platform and to market CompanyStore successfully, such failure would have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, if the Company fails to meet the expectations of market analysts or investors with regard to sales of CompanyStore, the market price of its Common Stock would be materially adversely affected.

        RISKS ASSOCIATED WITH NEW PRODUCTS AND NEW VERSIONS OF EXISTING PRODUCTS

        The Company expects to add new employee-facing applications to its product suite by acquisition or internal development. In the past, the Company has experienced delays in the planned release dates of new software products and upgrades, and has discovered software defects in new products after their introduction. There can be no assurance that new products or upgrades will be released according to schedule, or that when released they will not contain defects. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance or claims by customers brought against the Company, all of which could have a material adverse effect on the Company's business, results of operations and financial condition. If the Company is unable to develop, license or acquire new software products or enhancements to existing products on a timely and cost-effective basis, or if such new products or enhancements do not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected.

        RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE

        The market for the Company's products is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result, the Company's future success will depend, in significant part, upon its ability to develop and introduce new products and to enhance existing products to keep pace with technological developments, satisfy customer requirements and achieve market acceptance. There can be no assurance that the Company will successfully identify new product opportunities, develop or bring to market new products, or adopt or incorporate new technologies in a timely and cost-effective manner. Nor can there be any assurance that products, capabilities or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive or shorten the life cycles of the Company's products.

        RISKS ASSOCIATED WITH UNPROVEN ENTERPRISE SERVICE PROVIDER MODEL

        In addition to licensing its software, the Company plans to offer its solutions as an Internet-based ESP, pricing its solutions on a per-transaction basis, to companies seeking to outsource their employee-facing business applications. This business model is unproven and represents a significant departure from the strategies traditionally employed by enterprise software vendors and the Company. The Company has no experience selling products or services as an ESP, and any such ESP business may significantly divert Company revenues and management time and attention from its existing business. The Company may at any time discontinue its plans to provide products or services as an ESP. In connection with its planned ESP business model, the Company will engage, for an indeterminate period, third-party service providers to perform many of the services related to such business as independent contractors, and will be responsible for monitoring their performance. The Company has not outsourced any of its services or other important business functions in the past, and there can be no assurance that independent contractors will perform those services adequately. In the event that any service provider provides inadequate support or service to the Company's customers, the Company's reputation could be seriously damaged. In addition, the Company plans to use resellers to market its ESP products; the Company has no experience utilizing resellers and there can be no assurance it will be successful doing so in connection with its ESP products. There can be no assurance that the Company's ESP strategy will be implemented effectively, or, even if it is implemented effectively, that it will not have a material adverse effect on the Company's business, results of operations and financial condition. If customers determine that the Company's products are not scalable, do not provide adequate security for the dissemination of information over the Internet, or are otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept the Company's products for use on the Internet or on a per-transaction basis, the Company's business, results of operations and financial condition will be materially adversely affected. In particular, as an outsource ESP provider, the Company will regularly receive large amounts of confidential information (including credit card, travel booking and other financial and accounting data) and, particularly in light of the Company's lack of experience administering this information as an ESP, there can be no assurance that this information will not be subject to computer break-ins and other disruptions that jeopardize the security of information for which the Company is responsible. Even if the Company's strategy of offering its products to customers over the Internet is successful, certain customers or potential customers that would otherwise acquire software and services through the Company's licensing arrangements may elect to utilize the Company's applications through the Internet-based ESP. Any such shift in potential license revenues to the ESP model, which is an unproven and potentially less profitable or unprofitable business model, could have a material adverse effect on the Company's business, results of operations and financial condition.

        RISKS ASSOCIATED WITH THE INTERNET

        The success of the Company's products will depend, in large part, on the continued broad acceptance of the Internet itself as a viable commercial marketplace. It is difficult to predict with any assurance whether the Internet will continue to be considered a viable commercial marketplace or whether the demand for Internet-related products and services will increase or decrease in the future. The Internet may cease to be considered a viable commercial marketplace for several reasons, including potentially inadequate development of necessary infrastructure as use of the Internet grows, such as a reliable network backbone with the necessary speed, data capability and security, or failure of enabling technologies to be developed in a timely manner. There can be no assurance that the Internet infrastructure will be able to support the demands placed on it by growth in use and bandwidth requirements of users. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or due to increased governmental regulation. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, data corruption, cost, ease of use, accessibility and quality of service) remain unresolved and may negatively affect commerce and communication on the Internet. Changes in, or insufficient availability of, telecommunications services to support the Internet could also result in slower response times and could adversely affect the use of the Internet generally. If critical issues concerning the commercial use of the Internet are not favorably resolved, if the necessary infrastructure and complementary products are not developed on a timely basis, or if use of the Internet experiences a significant decline, the Company's business, results of operations and financial condition will be materially and adversely affected.

        LIMITED EXPERIENCE WITH LARGE-SCALE DEPLOYMENT

        Although the Company believes that XMS and CompanyStore can accommodate thousands of users, to date a limited number of customers have deployed XMS, and no customer has deployed CompanyStore, on such a large scale. If the Company's customers cannot successfully implement large-scale deployments, or they determine for any other reason that the Company's products cannot accommodate large-scale deployments or that such products are not appropriate for such widespread use, the Company's business, results of operations and financial condition would be materially adversely affected.

        MANAGEMENT OF GROWTH

        The Company's historical growth has placed, and any further growth is likely to continue to place, a significant strain on the Company's managerial, operational, financial and other resources. The Company has grown from 65 full-time employees as of September 30, 1996 to 251 full-time employees as of December 31, 1998. The Company's future success will depend, in part, upon the ability of its senior management to manage growth effectively. This will require the Company to implement additional management information systems, to develop further its operating, administrative, financial and accounting systems and controls, to hire additional personnel, to develop additional levels of management within the Company, to locate additional office space in the United States and internationally, and to maintain close coordination among its development, accounting, finance, marketing, sales, customer support and professional services organizations. In particular, the Company expects to need additional office space as soon as the second half of calendar

1999. The real estate market in the Seattle area, where the Company's headquarters is located, is extremely competitive, and the Company may find it difficult to locate suitable space on terms acceptable to the Company. In addition, each customer for the Company's products generally purchases consulting and implementation services in connection with licenses of those products. The Company believes that it is currently the only provider of such services for its products. It is difficult and expensive to recruit, train and retain qualified personnel to perform such services, and the Company may from time to time have inadequate levels of staffing to perform required services. As a result, the Company's growth could be limited due to its lack of capacity to provide such services, or the Company could experience deterioration in service levels or decreased customer satisfaction, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. The failure of the Company to manage its historic and future growth successfully would have a material adverse effect on the Company's business, results of operations and financial condition.

        COMPETITION

        The market for the Company's products is intensely competitive and rapidly changing. The Company's primary sources of direct competition come from independent software vendors of T&E expense management and front-office procurement applications, and enterprise resource planning ("ERP") providers that have or may be developing T&E expense management and front-office procurement products. The Company also faces indirect competition from potential customers' internal development efforts and from potential customers' reluctance to move away from existing paper-based systems.

        NEED TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS

        An important business strategy of the Company is to enter into strategic relationships to offer products and services to a larger customer base than can be reached through direct sales, telesales and internal marketing efforts. The Company has established a significant strategic marketing relationship with American Express and its subsidiary TRS, as well as ADP, a subsidiary of Automatic Data Processing, Inc. There can be no assurance that the Company will be able to enter into additional strategic relationships or to maintain its strategic relationships on commercially reasonable terms, if at all. If the Company were unable to maintain its existing strategic relationships or enter into additional strategic relationships, it would be required to devote substantially more resources to the distribution, sale and marketing of its products and services than it plans to do and would not receive the customer introductions and co-marketing benefits that it anticipates receiving from such strategic relationships. As a result of the Company's emphasis on strategic relationships, the Company's success will depend both on the ultimate success of the other parties to such relationships and on the ability of these parties to market the Company's products and services successfully. Failure of one or more of the companies with which the Company has a strategic relationship to promote the Company's products or services could have a material adverse effect on the Company's business, results of operations and financial condition.

        The Company's existing strategic relationships generally do not, and any future strategic relationships may not, afford the Company any exclusive marketing or distribution rights. Many of the Company's strategic partners have multiple strategic relationships, and there can be no assurance that the Company's strategic partners regard their relationships with the Company as significant for their own businesses or that they will regard it as significant in the future. In addition, there can be no assurance that such parties will not pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with the Company's products or services either on their own or in collaboration with others, including the Company's competitors. Further, the Company's existing strategic relationships may interfere with its ability to enter into other desirable strategic relationships. Any future inability of the Company to maintain its strategic relationships or to enter into additional strategic relationships will have a material adverse effect on the Company's business, results of operations and financial condition.

        RISKS ASSOCIATED WITH 7SOFTWARE ACQUISITION

        In June 1998, the Company acquired 7Software, a privately-held front-office procurement software development company and the developer of CompanyStore. The Company is currently in the process of integrating the 7Software business with the Company's business, including product development efforts focused on integrating CompanyStore with XMS in a suite of employee-facing applications. Such integration is subject to risk of loss of key personnel of the acquired company, difficulties associated with assimilating the personnel and operations of the acquired company, potential disruption of the Company's ongoing business, and the ability of the Company's sales force, consultants and development staff to adapt to the new product line. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with its acquisition of 7Software.

        RISKS ASSOCIATED WITH ACQUISITIONS GENERALLY

        In order to remain competitive, the Company may find it necessary to acquire additional businesses, products or technologies that could complement or expand the Company's business. In the event that the Company identifies an appropriate acquisition candidate, there can be no assurance that the Company would be able to negotiate the terms of any such acquisition successfully, finance such acquisition, or integrate such acquired business, products or technologies into the Company's existing business and operations. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, would cause significant diversions of management time and resources. There can be no assurance that a given acquisition, whether or not consummated, will not materially adversely affect the Company's business, results of operations and financial condition.

        LENGTHY SALES CYCLE

        Sales of the Company's software products generally require the Company to engage in a lengthy sales effort. Because of the costs involved, customers for enterprise products such as the Company's typically commit significant resources to an evaluation of available software applications and require the Company to expend substantial time, effort and money educating them about the value of the Company's products and services. The Company's sales cycle typically ranges between six and nine months. Sales of the Company's products require an extensive sales effort throughout a customer's organization because decisions to license and deploy such software generally involve the evaluation of the software by a significant number of employees in various functional areas, each often having specific and conflicting requirements. A variety of factors, including many over which the Company has little or no control, such as customers' investments in Year 2000 systems compliance, may cause potential customers to favor competing products or to delay or forego a purchase. As a result of the length of its sales cycle, the Company has a limited ability to forecast the timing and amount of specific sales. The delay or failure to complete one or more sales in a particular quarter or fiscal year could have a material adverse effect on the Company's business, results of operations and financial condition and could cause the Company's operating results to vary significantly from quarter to quarter.

        DEPENDENCE ON KEY EMPLOYEES

        The Company's success depends on the performance of the Company's senior management, particularly S. Steven Singh, who is not bound by an employment agreement. Although the Company maintains key person life insurance on Mr. Singh in the amount of $1 million, the loss of the services of Mr. Singh would have a material adverse effect on the Company's business, results of operations and financial condition. If one or more members of the Company's senior management or any of the Company's key employees were to resign from the Company, particularly to join a competitor or to form a competitor of the Company, the loss of such personnel and any resulting loss of existing or potential customers to any such competitor would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that, in such an event, the Company would be able to recruit personnel to replace such senior management on terms that are acceptable to the Company. In the event of the loss of any key personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices, procedures or customer lists by a former employee or that such disclosure or use would not have a material adverse effect on the Company's business, results of operations and financial condition.

        NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

        The Company's success depends to a significant degree on its ability to attract and retain qualified, experienced employees. There is currently, and the Company expects there will continue to be, substantial competition for experienced engineering, sales and consulting personnel, particularly in the market segments in which the Company competes. Many of the companies with which the Company competes for experienced personnel have greater financial and other resources than the Company. In particular, the Company competes for product development personnel with Microsoft Corporation, which is located in the same geographic area as the Company's headquarters and which hires significant numbers of software engineers each year. The Company also competes for personnel with major ERP and other independent software vendors that hire substantial numbers of sales and consulting personnel, and with consulting and professional services companies (such as Andersen Consulting and other systems integration and consulting divisions of major accounting firms), which recruit a significant portion of the pool of available and qualified consulting personnel. In addition, customers for the Company's products generally purchase consulting and implementation services in connection with licenses of those products. While the Company has recently established relationships with certain third-party providers of these consulting and implementation services, the Company continues to be the primary provider of such services for its products. It is difficult and expensive to recruit, train and retain qualified personnel to perform such services, and the Company may from time to time have inadequate levels of staffing to perform such services. As a result, the Company's growth could be limited due to its lack of capacity to provide such services, or the Company could experience deterioration in service levels or decreased customer satisfaction, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. The Company may in the future experience difficulty in recruiting and retaining sufficient numbers of qualified individuals to meet its needs, and the costs associated with such hirings, such as bonuses and recruiting expenses, may have a material adverse effect on the Company's business, results of operations and financial condition.

        DEPENDENCE ON DIRECT SALES MODEL

        The Company has sold, and intends to continue to sell, its products primarily through its direct sales force. The Company's financial success will depend in large part on the ability of the Company's direct sales force to increase sales to levels necessary to attain and sustain profitability. As a consequence of this strategy, the Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting, training and retaining additional direct sales personnel and on the continued success of the direct sales force. The Company believes that there is a shortage of, and significant competition for, direct sales personnel with the advanced sales skills and technical knowledge necessary to sell the Company's products. The Company's inability to hire competent sales personnel, or its failure to retain them, would have a material adverse effect on the Company's business, results of operations and financial condition.

        In addition, by relying primarily on a direct sales model, the Company may miss sales opportunities that might be available through other sales distribution channels, such as domestic and international resellers and value-added resellers. In the future, the Company intends to develop indirect distribution channels through third-party distribution arrangements, but there can be no assurance that the Company will be successful in establishing such arrangements, or that any such expansion of the Company's indirect distribution channels will result in increased revenues. The failure to develop such indirect channels may place the Company at a significant competitive disadvantage.

        The Company plans to use resellers to market its ESP products. The Company has no experience utilizing resellers and there can be no assurance it will be successful doing so in connection with its ESP products.

        DEPENDENCE ON SERVICE REVENUES

        The Company licenses software and provides related consulting, customer support and training services. The Company's total revenues have increased from year to year, and service revenues have increased each year as a percentage of total revenues. Service revenues represented 12.4%, 23.3%, 31.8% and 32.6% of total revenues for fiscal 1996, 1997, 1998 and the three months ended December 31, 1998, respectively. Maintenance constitutes a significant proportion of service revenues. The Company anticipates that service revenues will continue to represent a significant percentage of total revenues. To a large extent, the level of service revenues is dependent upon the ongoing renewals of customer support contracts by the Company's growing installed customer base, and there can be no assurance that such customer support contracts will be renewed. In addition, if third-party organizations such as systems integrators become proficient in installing or servicing the Company's products, consulting revenues as a percentage of total revenues could decline. If service revenues are lower than anticipated, the Company's business, results of operations and financial condition could be materially adversely affected. The Company's ability to increase its service revenues will depend in large part on its ability to increase the scale of its services organization, including its ability to successfully recruit and train a sufficient number of qualified services personnel. There can be no assurance that the Company will be able to successfully expand its professional services organization in this way.

        INTERNATIONAL OPERATIONS

        The Company's international operations are generally subject to a number of risks, including costs of customizing products for foreign countries, laws and business practices favoring local competition, dependence on local vendors, compliance with multiple, conflicting and changing governmental laws and regulations, longer sales cycles, greater difficulty or delay in accounts receivable collection, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, multiple and conflicting tax laws and regulations, and political and economic instability. In recent months the level of worldwide economic instability has increased significantly. The Company is unable to predict what effect this instability will have on its efforts to expand internationally or sell domestically. It is possible that the spreading economic uncertainty in the world will have a material adverse effect on the Company's business, results of operations and financial condition.

        The Company's international operations also face foreign currency-related risks. To date, a significant majority of the Company's revenues have been denominated in U.S. Dollars, but the Company believes that in the future, an increasing portion of the Company's revenues will be denominated in foreign currencies. In particular, the Company expects that following the introduction of the Euro in January 1999, an increasing portion of the Company's international sales may be Euro-denominated. The Euro is an untested currency and may be subject to economic risks that are not currently contemplated. There can be no assurance that fluctuations in the value of the Euro or other foreign currencies will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company currently does not engage in foreign exchange hedging activities, and therefore its international revenues are currently subject to the risks of foreign currency fluctuations. In addition, the Company expects that its products will not support Euro-denominated transactions until at least the second half of 1999, which could materially adversely affect demand for such products and, as a result, the Company's business, results of operations and financial condition.

        Revenues from licenses and services to customers outside the United States, primarily in the United Kingdom, Canada and Australia, were insignificant prior to fiscal 1997, and represented approximately $1.3 million and $810,000 in fiscal 1997 and 1998, respectively. For the three months ended December 31, 1998, revenues from customers outside the United States was $548,000. As a key component of its business strategy, the Company intends to expand its sales and support operations internationally. The Company employs sales professionals in London, Toronto and Sydney and intends to establish additional international sales offices, expand its international management, sales and support organizations, and enter into relationships with additional international remarketers where appropriate. The Company is in the early stages of developing its indirect distribution channels in certain markets outside the United States. There can be no assurance that the Company will be able to attract remarketers that will be able to market the Company's products effectively or will be qualified to provide timely and cost-effective customer support and service.

        The Company must also customize its products for local markets. For example, the Company's ability to expand into the European market will depend on the Company's ability to develop a T&E expense management solution that incorporates the tax laws and accounting practices followed in Germany and other European countries, and to develop employee-facing applications that support the Euro. Further, the differing employment policies of countries outside the United States potentially reduce the Company's flexibility in managing staffing levels and, in turn, managing personnel-related expenses. To the extent that the Company is unable to address the risks associated with these international sales in a timely and cost-effective manner, the Company's sales growth internationally, if any, will be limited, operating margins could be reduced by increases in personnel-related expenses without corresponding increases in revenues, and the Company's business, results of operations and financial condition could be materially adversely affected. Even if the Company is able to expand its international operations successfully, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

        LIMITED INTEROPERABILITY

        The Company's products are designed to operate on a variety of hardware and software platforms employed by its customers. The Company must continually modify and enhance its products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems (particularly Microsoft), by vendors of back-office applications (particularly SAP, Oracle and PeopleSoft) and by vendors of browsers and other Internet-related applications (particularly Netscape and Microsoft) could materially adversely affect the Company's business, results of operations and financial condition. In addition, the Company's products are not currently based upon the Java programming language ("Java"), an increasingly widely-used language for developing Internet applications. The Company has made a strategic decision not to develop a fully Java-based product at this time. There can be no assurance that future versions of the Company's products will be developed in Java. Accordingly, certain features available to products written in Java may not be available in the Company's products. The failure of the Company's products to operate effectively across the various existing and evolving versions of hardware and software platforms, programming languages, database environments, and ERP and accounting systems employed by customers would have a material adverse effect on the Company's business, results of operations and financial condition.

        PRODUCT LIABILITY RISKS

        Because customers rely on the Company's products for certain business-critical processes, any significant defects or errors in the Company's products or services, or in the products of third parties that are embedded in or bundled with the Company's products, might discourage utilization of the Company's products and services or result in tort or warranty claims against the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential liability for damages arising out of use of or defects in the Company's products, it is possible that such limitation of liability provisions may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any such product liability claims to date, there can be no assurance that the Company will not be subject to such claims in the future. Further, although the Company maintains errors and omissions insurance, there can be no assurance that such insurance coverage will adequately cover the Company for such claims. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel, either of which could have a material adverse effect on the Company's business, results of operations and financial condition.

        RISKS RELATED TO REVENUE RECOGNITION POLICY

        The Company recognizes software license revenues when a non-cancelable license agreement has been signed with a customer, the software is shipped, the fee is fixed and determinable, and collection is deemed probable. The Company recognizes customer support revenues ratably over the contract term--typically one year--and recognizes revenues for consulting services as such services are performed. The Company believes its current revenue recognition policies and practices are consistent with applicable accounting standards in all material respects. SOP 97-2 has been subject to certain modifications and interpretations since its release in October of 1997. Most recently, in December 1998, the American Institute of Certified Public Accountants issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With

Respect to Certain Transactions" which has been adopted by the Company without any significant effect on revenue recognition. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in the Company's revenue recognition practices.


        POSSIBLE VOLATILITY OF STOCK PRICE

        The market price of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, market conditions in the enterprise software industry, changes in financial estimates by securities analysts, failure of the Company to meet or exceed analyst estimates, and other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many software companies and that often have been unrelated or disproportionate to the operating performance of such companies, and a number of publicly-traded software companies have current market prices below their initial public offering price. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the marketplace for a company's securities, securities class action litigation often has been instituted. Any such litigation against the Company could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


        (d)    USE OF PROCEEDS.

        On December 16, 1998, the Company commenced and completed its IPO. The managing underwriters in the IPO were BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Piper Jaffray Inc. (the "Underwriters"). The shares of Common Stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-62299), which was declared effective by the Securities and Exchange Commission on December 15, 1998. The Company sold a total of 3,365,000 shares of Common Stock registered under the Registration Statement (including 465,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option). An additional 200,000 shares of Common Stock were sold on behalf of certain selling stockholders as part of the same offering. The initial public offering price was $12.50 per share for an aggregate initial public offering of $44,562,500. After deducting the underwriting discounts and commissions and the IPO expenses, the net proceeds to the Company and the selling stockholders from the IPO were $37,368,453 and $2,325,000, respectively. In connection with the offering, the Company also received proceeds totaling $2,615,625 from the exercise of a warrant to purchase 225,000 shares of the Company's Common Stock.

        From the time of receipt through December 31, 1998, the Company has applied the proceeds of the IPO and the warrant exercise to working capital and general corporate purposes. The Company has not used any of the net offering proceeds for construction of a plant, building or facilities, purchases of real estate, or repayment of indebtedness. None of the net offering proceeds were paid, and none of the IPO expenses were for payments, directly or indirectly to directors, officers or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


Exhibit No.                  Description of Exhibit
-----------                  ----------------------

  10.01                      1998 Directors Stock Option Plan.
  27.01                      Financial Data Schedule.

Report on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 1998.


SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated February 19, 1999                       CONCUR TECHNOLOGIES, INC.



                                              By /s/ Sterling R. Wilson
                                                 -------------------------------
                                              Sterling R. Wilson
                                              Chief Financial Officer and
                                                 Executive Vice President
                                                 of Operations