Form 10-Q
period 1999-03-31
CONCUR TECHNOLOGIES INC
filed 1999-05-17
CIK 1066026

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 ---------------

                                    FORM 10-Q

                                 ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1999             COMMISSION FILE NUMBER: 0-25137

                                 ---------------

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

                                  Yes [X] No [ ]

   As of May 10, 1999, there were 19,190,338 shares of the Registrant's Common Stock outstanding.

                            Concur Technologies, Inc.
                                    Form 10-Q
                                 March 31, 1999

                                      INDEX


PART I.        FINANCIAL INFORMATION                                        PAGE
                                                                            ----
ITEM 1.         Consolidated Financial Statements

                -  Consolidated Balance Sheets as of March 31, 1999 and
                   September 30, 1998.....................................    3

                -  Consolidated Statements of Operations for the three
                   and six months ended March 31, 1999 and 1998...........    4

                -  Consolidated Statement of Stockholders' Equity
                   (Deficit) for the three month periods ended
                   March 31, 1999 and December 31, 1998...................    5

                -  Consolidated Statements of Cash Flows for the six
                   months ended March 31, 1999 and 1998...................    6

                -  Notes to Consolidated Financial Statements.............    7

  ITEM 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   10


PART II.       OTHER INFORMATION

  ITEM 2.      Changes in Securities and Use of Proceeds..................   25

  ITEM 6.      Exhibits and Reports on Form 8-K...........................   25

PART I.    FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31, 1999     SEPTEMBER 30, 1998
                                                                            --------------     ------------------
                                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                       $  8,612             $ 15,629
Marketable securities                                                             37,544                   --
Accounts receivable,  net of allowance for doubtful accounts of
$720 and $547 at March 31, 1999 and September 30, 1998, respectively               7,111                4,988
Prepaid expenses and other current assets                                          1,160                  536
Note receivable from stockholders                                                    167                  167
                                                                                --------             --------
    Total current assets                                                          54,594               21,320
Equipment and furniture, net                                                       2,640                2,162
Deposits and other assets                                                          2,432                  336
Note receivable from stockholders, net of current portion                            333                  333
Capitalized technology and other intangible assets                                   720                  880
                                                                                --------             --------

TOTAL ASSETS                                                                    $ 60,719             $ 25,031
                                                                                ========             ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable                                                                $  4,900             $  1,838
Accrued liabilities                                                                6,827                3,850
Accrued commissions                                                                1,067                  902
Current portion of accrued payment to stockholders                                   167                  167
Current portion of long-term debt                                                  2,757                2,033
Current portion of capital lease obligations                                       1,681                1,004
Deferred revenues                                                                  3,770                3,052
                                                                                --------             --------
    Total current liabilities                                                     21,169               12,846
                                                                                --------             --------

NONCURRENT LIABILITIES
Accrued payment to stockholders, net of current portion                              333                  333
Long-term debt, net of current portion                                             4,336                5,632
Capital lease obligations, net of current portion                                  1,910                2,127
Deferred rental expense                                                              183                  183

Redeemable convertible preferred stock:
    no shares and 10,213,553 shares issued and outstanding at
    March 31, 1998 and September 30, 1998, respectively                               --               29,685
Redeemable convertible preferred stock warrants                                       --                  444

Commitments                                                                           --                   --

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000
    shares authorized, no shares issued or outstanding                                --                   --
Common stock, par value $0.001 per share,
    60,000,000 shares authorized; 17,103,430 and 3,098,543
    shares issued and outstanding at March 31,
    1999 and September 30, 1998, respectively                                     76,413                6,276
Deferred stock compensation                                                         (319)                (452)
Accumulated deficit                                                              (43,306)             (32,043)
                                                                                --------             --------
    Total stockholders' equity (deficit)                                          32,788              (26,219)
                                                                                --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 60,719             $ 25,031
                                                                                ========             ========



The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,             SIX MONTHS ENDED MARCH 31,
                                            ---------------------------------         ---------------------------------
                                                1999                 1998                 1999                1998
                                            ------------         ------------         ------------         ------------
Revenues, net:
   Licenses                                 $      5,198         $      2,818         $      9,243         $      4,854
   Services                                        2,388                1,141                4,348                2,220
                                            ------------         ------------         ------------         ------------
    Total revenues                                 7,586                3,959               13,591                7,074

Cost of revenues:
   Licenses                                          349                   90                  573                  172
   Services                                        2,686                1,115                5,139                2,212
                                            ------------         ------------         ------------         ------------
    Total cost of revenues                         3,035                1,205                5,712                2,384
                                            ------------         ------------         ------------         ------------
Gross profit                                       4,551                2,754                7,879                4,690

Operating expenses:
   Sales and marketing                             5,714                2,400               10,401                4,606
   Research and development                        2,893                1,195                5,505                2,278
   General and administrative                      1,797                  836                3,434                1,673
                                            ------------         ------------         ------------         ------------
    Total operating expenses                      10,404                4,431               19,340                8,557
                                            ------------         ------------         ------------         ------------
Loss from operations                              (5,853)              (1,677)             (11,461)              (3,867)
Interest income                                      622                   37                  847                   91
Interest expense                                    (315)                 (75)                (537)                (210)
Other expense, net                                   (75)                 (65)                (112)                 (77)
                                            ------------         ------------         ------------         ------------

Net loss                                    $     (5,621)        $     (1,780)        $    (11,263)        $     (4,063)
                                            ============         ============         ============         ============

Basic and diluted net loss per share        $      (0.33)        $      (0.77)        $      (1.00)        $      (1.76)
                                            ============         ============         ============         ============
Shares used in calculation of basic
and diluted net loss per share                17,071,361            2,319,397           11,293,627            2,308,845
                                            ============         ============         ============         ============

Pro forma basic and diluted net loss
  per share                                 $      (0.33)        $      (0.16)        $      (0.73)        $      (0.37)
                                            ============         ============         ============         ============

Shares used in calculation of pro
forma basic and diluted net
  loss per share                              17,071,361           10,884,189           15,502,509           10,873,637
                                            ============         ============         ============         ============


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

                                           COMMON STOCK                                                TOTAL
                                     -------------------------       DEFERRED      ACCUMULATED     STOCKHOLDERS'
                                       SHARES           AMOUNT     COMPENSATION      DEFICIT      EQUITY (DEFICIT)
                                       ------           ------     ------------    -----------    ----------------
BALANCE AT SEPTEMBER 30, 1998         3,098,543        $ 6,276        $(452)        $(32,043)        $(26,219)

Proceeds from initial public
  offering, net of offering
  costs                               3,365,000         37,369           --               --           37,369

Conversion of redeemable
  convertible preferred
  stock into common stock            10,213,553         29,685           --               --           29,685


Conversion of redeemable
  convertible preferred
  warrants  into common
  stock warrants                             --            444           --               --              444

Proceeds from issuance
  of common stock
  from exercise of
  common stock warrants                 225,000          2,616           --               --            2,616

Issuance of common stock
  from net exercise of
  common stock warrants                  33,537             --           --               --               --

Issuance of common stock from
   exercise of stock options             94,099              8           --               --                8

Amortization of deferred
  stock compensation                         --             --           68               --               68

Net loss                                     --             --           --           (5,642)          (5,642)
                                     ----------        -------        -----         --------         --------
BALANCE AT DECEMBER 31, 1998         17,029,732         76,398         (384)         (37,685)          38,329

Issuance of common stock from
   exercise of stock options             63,183             15           --               --               15

Issuance of common stock
  from net exercise of
  common stock warrants                  10,515             --           --               --               --

Amortization of deferred
  stock compensation                         --             --           65               --               65

Net loss                                     --             --           --           (5,621)          (5,621)
                                     ----------        -------        -----         --------         --------

BALANCE AT MARCH 31, 1999            17,103,430        $76,413        $(319)        $(43,306)        $ 32,788
                                     ==========        =======        =====         ========         ========



The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                           SIX MONTHS ENDED MARCH 31,
                                                           -------------------------
                                                             1999            1998
                                                           --------         -------
OPERATING ACTIVITIES
Net loss                                                   $(11,263)        $(4,063)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Amortization of acquired in-process technology              160
    Amortization of deferred stock compensation                 133             189
    Depreciation                                                580             231
    Provision for bad debts                                     172              86
Changes in operating assets and liabilities:
    Accounts receivable                                      (2,295)           (484)
    Prepaid expenses and other current assets                  (624)            (60)
    Deposits and other assets                                (2,096)            (32)
    Accounts payable                                          3,062            (478)
    Accrued liabilities                                       3,142           1,038
    Deferred revenues                                           718             (13)
                                                           --------         -------
Net cash used in operating activities                        (8,311)         (3,586)
                                                           --------         -------


INVESTING ACTIVITIES
Purchases of equipment and furniture                            (85)            (29)
Purchase of marketable securities                           (37,544)             --
                                                           --------         -------
Net cash used in investing activities                       (37,629)            (29)
                                                           --------         -------

FINANCING ACTIVITIES
Net proceeds from initial public offering                    37,369              --
Proceeds from exercise of preferred stock warrants            2,616              --
Proceeds from sales leaseback transaction                        --             192
Payments on borrowings                                         (572)           (164)
Payments on capital leases                                     (513)           (170)
Issuance of common stock                                         23               4
                                                           --------         -------
Net cash provided by (used in) financing activities          38,923            (138)
                                                           --------         -------

Net decrease in cash and cash equivalents                    (7,017)         (3,753)
Cash and cash equivalents at beginning of period             15,629           6,695
                                                           --------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  8,612         $ 2,942
                                                           ========         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                     $    443         $   157
Equipment and furniture obtained through
  capital leases                                           $    973         $   818

Conversion of redeemable convertible preferred
  stock and redeemable convertible preferred
  stock warrants into common stock and common
    stock warrants                                         $ 29,992         $    --



The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

   DESCRIPTION OF THE COMPANY

   Concur Technologies, Inc. (the "Company") is a leading provider of Intranet-based employee-facing software applications that extend automation to employees throughout the enterprise and to partners, vendors and service providers in the extended enterprise. The Company's Xpense Management Solution ("XMS") and CompanyStore products automate the preparation, approval, processing and data analysis of travel and entertainment ("T&E") expense reports and front-office procurement requisitions. The Company recently introduced Employee Desktop, which integrates XMS and CompanyStore through a common user interface and provides a business portal through which corporate customers and third parties can deliver other information and services to employees. The Company was originally incorporated in the State of Washington on August 19, 1993, and was re-incorporated in the State of Delaware on November 25, 1998. Operations commenced in 1994.

   UNAUDITED INTERIM FINANCIAL INFORMATION

   The financial information as of March 31, 1999 and for the three and six month periods ended March 31, 1999 and 1998 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1998 included in the Company's Prospectus, dated December 16, 1998, as filed with the Securities and Exchange Commission in conjunction with the Company's initial public offering. Operating results for the three and six month periods ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire year.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   REVENUE RECOGNITION POLICY

   The Company generates revenues from licensing the rights to use its software products directly to end users. The Company also generates revenues from sales of customer support contracts, integration services performed for customers who license the software, and to a lesser degree, training services.

   Software license revenues are recognized when a non-cancelable license agreement has been signed with a customer, the software is shipped, no significant post-delivery vendor obligations remain, and collection is deemed probable. Customer support revenues are recognized ratably over the term of the customer support contract, typically one year. Revenues for consulting services and other post-sales revenues are recognized when the services are performed.

   In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company adopted SOP 97-2 beginning in fiscal 1999. SOP 97-2 has been modified by SOP 98-4 and SOP 98-9 as it relates to certain transactions. These standards generally require revenues earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately or, if the element is not being sold separately, the price for each element established by management having relevant authority. The revenues allocated to software products, including specified upgrades or enhancements, generally are recognized upon delivery of the products. The revenues allocated to unspecified upgrades, updates and other post-contract customer support generally are recognized ratably over the term of the contract. If evidence of the fair value for all elements of the arrangement does not exist, all revenues from the arrangement are deferred until such evidence exists or until all elements are delivered. Full guidelines for SOP 97-2 and related modifications have not been issued. Once available, such guidelines could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially adversely affect the Company's future revenues and earnings.

MARKETABLE SECURITIES

   The Company's marketable securities consist primarily of corporate bonds and commercial paper. Marketable securities are stated at fair value at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities. Marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities."

   Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified its marketable securities as available-for-sale, which are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At March 31, 1999, the fair value of marketable securities approximates their cost. Therefore, no comprehensive income or loss has been recorded.

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

                                                        THREE MONTHS ENDED MARCH 31,           SIX MONTHS ENDED MARCH 31,
                                                      -------------------------------         --------------------------------
                                                         1999                1998                1999                 1998
                                                      -----------         -----------         -----------         ------------
                                                               (IN THOUSANDS,                        (IN THOUSANDS,
                                                             EXCEPT SHARE DATA)                    EXCEPT SHARE DATA)
Net loss                                              $    (5,621)        $    (1,780)        $   (11,263)        $     (4,063)
                                                      ===========         ===========         ===========         ============
Basic and diluted net loss per common share           $     (0.33)        $     (0.77)        $     (1.00)        $      (1.76)
                                                      ===========         ===========         ===========         ============
Weighted average number of common shares
  used for basic and diluted per share amounts         17,071,361           2,319,397          11,293,627            2,308,845
                                                      ===========         ===========         ===========         ============
Weighted average common shares issuable
  upon pro forma conversion of preferred stock                  0           8,564,792           4,208,882            8,564,792
                                                      ===========         ===========         ===========         ============
Weighted average number of shares used for
  pro forma per share amounts                          17,071,361          10,884,189          15,502,509           10,873,637
                                                      ===========         ===========         ===========         ============
Pro forma basic and diluted net loss per share        $     (0.33)        $     (0.16)        $     (0.73)        $      (0.37)
                                                      ===========         ===========         ===========         ============

   Options to purchase 2,569,371 shares of common stock with exercise prices of $0.10 to $34.00 per share and warrants to purchase 2,224,266 shares of common stock at a range of $3.65 to $85.00 per share were outstanding as of March 31, 1999. These options and warrants were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE 5.  SUBSEQUENT EVENT

   FOLLOW ON OFFERING -- On April 16, 1999, the Company issued an additional 2,018,620 shares of its common stock at an offering price of $43.50. The net proceeds to the Company from the offering, net of offering costs were approximately $82.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

   Some of the information in this document contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results of our future financial condition, or state other "forward-looking" information. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in this document, as well as any other cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described below or elsewhere in this document could have a material and adverse effect on our business, results of operations and financial condition.

OVERVIEW

   We are a leading provider of Intranet-based employee-facing software applications that extend automation to employees throughout the enterprise and to partners, vendors and service providers in the extended enterprise. Our Xpense Management Solution, or XMS, and CompanyStore products automate the preparation, approval, processing and data analysis of travel and entertainment expense reports and front-office procurement requisitions. We recently introduced our Employee Desktop product, which integrates XMS and CompanyStore through a common user interface and provides a business portal through which corporate customers and third parties can deliver other information and services to employees. We believe we are the leading provider of travel and entertainment expense management solutions, based on a combination of the number of customers we serve and the features our solutions provide. Since 1996, we have licensed products to over 200 enterprise customers for use by over 1,000,000 end users. By automating manual, paper-based processes, our products reduce processing costs and enable customers to consolidate purchases with preferred vendors and negotiate vendor discounts.

   We were incorporated in 1993 and commenced operations in fiscal 1994, initially developing QuickXpense, a retail, shrink-wrapped application that automated travel and entertainment expense reporting for individuals. We first shipped QuickXpense in fiscal 1995 and sold QuickXpense through a combination of retail channels and direct marketing, utilizing a small sales force and no consulting or implementation staff. In response to inquiries from businesses seeking to automate the entire travel and entertainment expense reporting process, including back-office processing and integration to financial systems, we significantly expanded our product development efforts and released XMS, a client-server based enterprise travel and entertainment expense management solution in July 1996. In March 1998, we shipped an Intranet-based version of XMS. While we continue to sell the client-server version of XMS, since its release the Intranet-based version has accounted for a majority of XMS license revenues. We expect to continue to focus product development efforts on the Intranet-based versions of our products.

   On June 30, 1998, we acquired 7Software Inc., a privately-held software company and the developer of CompanyStore. 7Software was incorporated in May 1997. 7Software was selling the initial version of its product through a single sales representative at the time we acquired it. In connection with the acquisition, we issued 708,918 shares of our common stock in exchange for all the outstanding shares of 7Software. We also converted all of 7Software's outstanding options into options to purchase up to 123,921 shares of our common stock, paid $130,000 to 7Software, and agreed to pay $500,000 to certain shareholders of 7Software. Our total purchase price was valued at $6.2 million, including direct costs of the acquisition. The total purchase price was determined by our management and board of directors based on an assessment of the value of 7Software and as a result of negotiations with 7Software. In determining the purchase price, we estimated the fair value of our common stock and our stock options issued in the transaction. We also entered into employment and bonus agreements with certain officers of 7Software. The acquisition was recorded under the purchase method of accounting and the results of operations of 7Software and the fair value of the assets acquired and liabilities assumed were included in our consolidated financial statements beginning on the acquisition date. In connection with this acquisition, we recorded $5.2 million for in-process technology as an expense in the quarter ended June 30, 1998. In addition, we recorded capitalized technology and other intangible assets of $960,000 that will be amortized on a straight-line basis over the three years following the acquisition.

   In January 1999 we introduced EmployeeDesktop, which provides a common user interface and a common technology platform to integrate our current products and future applications. We plan to offer our products as an Internet-based enterprise service provider on a per-transaction or subscription basis to companies seeking to outsource their employee-facing business applications.

   Through June 1996, our revenues were derived from licenses of QuickXpense and related services. In July 1996, we released XMS. Substantially all of our revenues since the fourth quarter of fiscal 1996 have been derived from licenses of XMS and related services. We expect that the majority of our revenues will continue to be derived from our XMS product line and related services. Our revenues, which consist of software license revenues and service revenues, totaled $13.6 million and $7.1 million in the six months ended March 31, 1999 and 1998, respectively. Our product pricing is based on the number of users or employees of the purchasing enterprise. Service revenues consist of consulting, customer support and training.

   We market our software and services primarily through our direct sales organization in the United States, Canada, the United Kingdom and Australia. Revenues from licenses and services to customers outside the United States were $665,000 and $329,000 in the six months ended March 31, 1999 and 1998. Historically, as a result of the relatively small amount of international sales, fluctuations in foreign currency exchange rates have not had a material effect on our business.

   For fiscal 1998 and prior years, we recognized revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1. Software license revenues are recognized when a non-cancelable license agreement has been signed with a customer, the software is shipped, no significant post delivery vendor obligations remain and collection is deemed probable. Maintenance revenues are recognized ratably over the contract term, typically one year. Revenues for consulting services are recognized as such services are performed. Commencing with fiscal 1999, we recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2. SOP 97-2 has been subject to certain modifications and interpretations since its release in October 1997. Most recently in December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" which has been adopted by us without any significant effect on revenue recognition. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could affect our future revenues and earnings.

   Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 150 as of March 31, 1998, to 281 as of March 31, 1999, representing an increase of 87%. As a result of investments in our infrastructure, we have incurred net losses in each fiscal quarter since inception and, as of March 31, 1999, had an accumulated deficit of $43.3 million. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing and professional services staff. In addition, we expect to incur substantial expenses associated with sales personnel, referral fees and marketing programs in future periods as a result of our joint marketing agreements with American Express Travel Related Services Company, Inc. ("TRS") and Automatic Data Processing ("ADP"). Accordingly, we expect to incur net losses for the foreseeable future.

   We have recorded aggregate deferred stock compensation of $861,000. Deferred stock compensation is amortized over the life of the options, generally four years. During fiscal 1998, we recorded amortization of deferred stock compensation of $409,000 and during the six month period ended March 31, 1999, we recorded amortization of deferred stock compensation of $133,000.

   We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. There can be no assurance we will be successful in addressing such risks and difficulties. In addition, although we have experienced significant revenue growth recently, this trend may not continue. In addition, we may not achieve or maintain profitability in the future.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998

   The following table sets forth certain financial data, derived from the Company's unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for any future period.

                                        THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                        ---------------------------     --------------------------
                                          1999              1998          1999             1998
                                        --------           -------      --------         ---------
Revenues, net:
  Licenses                                  68.5%           71.2%           68.0%           68.6%
  Services                                  31.5            28.8            32.0            31.4
                                          ------          ------          ------          ------
          Total revenues                   100.0           100.0           100.0           100.0
                                          ------          ------          ------          ------
Cost of revenues:
  Licenses                                   4.6             2.3             4.2             2.4
  Services                                  35.4            28.2            37.8            31.3
                                          ------          ------          ------          ------
          Total cost of revenues            40.0            30.5            42.0            33.7
                                          ------          ------          ------          ------
Gross margin                                60.0            69.5            58.0            66.3
                                          ------          ------          ------          ------
Operating expenses:
  Sales and marketing                       75.3            60.6            76.5            65.1
  Research and development                  38.1            30.2            40.5            32.2
  General and administrative                23.7            21.1            25.3            23.6
                                          ------          ------          ------          ------
          Total operating expenses         137.1           111.9           142.3           120.9
                                          ------          ------          ------          ------
Loss from operations                       (77.1)          (42.4)          (84.3)          (54.6)
Interest income                              8.2             0.9             6.2             1.3
Interest expense                            (4.1)           (1.9)           (3.9)           (3.0)
Other expense, net                          (1.0)           (1.6)           (0.8)           (1.1)
                                          ------          ------          ------          ------
Net loss                                   (74.0)%         (45.0)%         (82.8)%         (57.4)%
                                          ======          ======          ======          ======

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Revenues

   Our revenues are derived from software licenses and related services. Our revenues were $7.6 million and $4.0 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $3.6 million, or 92%. International revenues were $117,000 and $143,000 for the three months ended March 31, 1999 and 1998, respectively.

   Our license revenues were $5.2 million and $2.8 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $2.4 million, or 84%. License revenues represented 68.5% and 71.2% of total revenues for the three months ended March 31, 1999 and 1998, respectively. The increase in revenues from the comparable period in the prior year consisted of rising sales of XMS and the introduction of CompanyStore, reflecting the increased market acceptance of these products, as well as the introduction and sale of our products as a suite of products integrated together by EmployeeDesktop in the quarter. Also driving this rise in sales were an increase in the size and productivity of our sales force, and sales related to referrals attributable to our December 1997 strategic marketing alliance agreement with American Express Company ("American Express") and our November 1998 strategic marketing alliance agreement with ADP.

   Our service revenues were $2.4 million and $1.1 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $1.3 million, or 109%. Service revenues consist primarily of revenues from consulting and implementation service fees, maintenance and, to a lesser extent, training services. Service revenues represented 31.5% and 28.8% of total revenues for the three months ended March 31, 1999 and 1998, respectively. This increase reflected increased sales of XMS and CompanyStore licenses, and the introduction of EmployeeDesktop in fiscal 1999. Additionally, it represents service revenues recognized with respect to maintenance agreements entered into in the current and prior periods. We believe that the percentage of total revenues represented by service revenues in prior fiscal periods is not indicative of levels to be expected in future periods. In addition, we expect that the proportion of our service revenues to total revenues will fluctuate in the future, depending in part on our use of third-party consulting and implementation service providers as well as market acceptance of our outsourced enterprise service provider, or ESP, solution.

Cost of Revenues

Cost of License Revenues. Our cost of license revenues includes license fees for sub-licensing third-party software, product media, product duplication, manuals and amortization of capitalized technology. Our cost of license revenues was $349,000 and $90,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $259,000, or 288%. This increase was principally a result of the amortization of capitalized technology recorded in connection with the June 1998 acquisition of 7Software, increased expenses associated with sub-licensing of third-party software due to increased sales of XMS, and the costs of production, manuals and other media associated with the release of both EmployeeDesktop 5.0 and CompanyStore 5.0 during the quarter. Cost of license revenues represented 6.7% and 3.2% of license revenues for the three months ended March 31, 1999 and 1998, respectively. We expect that the cost of license revenues may increase significantly as a percentage of total revenues and as a percentage of license revenues upon the introduction of our outsourced ESP solution and will fluctuate in the future depending in part on the demand for our current products and our outsourced ESP solution.

   Cost of Service Revenues. Our cost of service revenues includes personnel and other costs related to consulting services, technical support and training. Our cost of service revenues was $2.7 million and $1.1 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $1.6 million, or 141%. This increase was primarily due to an increase in professional service support personnel to manage and support our growing customer base. Professional services personnel increased from 38 as of March 31, 1998 to 87 as of March 31, 1999, representing an increase of 49, or 129%. Cost of service revenues was 112% and 98% of service revenues for the three months ended March 31, 1999 and 1998, respectively. Cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by us and the resources used to provide such services.

Costs and Expenses

   Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead referral fees, travel and entertainment expenses, and promotional expenses. Our sales and marketing expenses were $5.7 million and $2.4 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $3.3 million, or 138%. This increase reflects a combination of the overall increase in expenses associated with the overall increase in revenues as well as our continuing investment in our sales and marketing infrastructure, which included significant personnel-related costs to recruit and hire sales management, sales representatives and sales engineers, especially for our international offices located in the United Kingdom and Australia. Sales and marketing employees increased from 56 as of March 31, 1998 to 89 as of March 31, 1999, representing an increase of 33, or 59%. The increase also reflects higher trade show expenses, and sales referral fees under our agreements with our referral partners, principally American Express and ADP. Sales and marketing expenses represented 75.3% and 60.6% of total revenues for the three months ended March 31, 1999 and 1998, respectively. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and further increased acceptance of our products, particularly CompanyStore and EmployeeDesktop. Accordingly, we anticipate we will continue to invest significantly in sales and marketing for the foreseeable future, and sales and marketing expenses will increase in absolute dollars, although they may decline as a percentage of total revenues.

   Research and Development. Our research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel as well as payments to outside contractors. Our research and development expenses were $2.9 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $1.7 million, or 142%. This increase was primarily related to the increase in software developers, program management and quality assurance personnel and outside contractors to support our expanded product lines and ongoing product development of XMS, CompanyStore, and Employee Desktop. Our research and development employees increased from 42 as of March 31, 1998 to 75 as of March 31, 1999, representing an increase of 33, or 79%. Research and development costs represented 38.1% and 30.2% of total revenues for the three months ended March 31, 1999 and 1998, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product lines, and to enhance the common technology platform for our suite of products. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

General and Administrative. Our general and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative, business development and information services personnel. Our general and administrative expenses were $1.8 million and $836,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $961,000, or 115%. This increase was primarily the result of additional finance, executive, information services and human resources personnel to support the growth of our business, an increase of outside contractors associated with increased recruiting efforts and expanded human resources programs, and an increase in the allowance for doubtful accounts related to our increase in revenues. Our general and administrative employees increased from 20 as of March 31, 1998 to 30 as of March 31, 1999, representing an increase of 10, or 50%. General and administrative costs represented 23.7% and 21.1% of our total revenues for the three months ended March 31, 1999 and 1998, respectively. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and expenses associated with being a public company, including public reporting expenses, directors' and officers' liability insurance, investor relations programs and professional services fees.

   Interest Income and Interest Expense. Our interest income was $622,000 and $37,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $585,000. This increase reflects interest income earned on the higher cash and cash equivalents and marketable securities balances resulting from the proceeds received in December 1998 from our initial public offering. Our interest expense was $315,000 and $75,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $240,000. This increase was due to additional bank borrowings and higher capital lease obligations.

   Provision for Income Taxes. No provision for federal and state income taxes has been recorded because we have experienced net losses since inception which has resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

SIX MONTHS ENDED MARCH 31, 1999 AND 1998

Revenues

   Total revenues were $13.6 million and $7.1 million for the six months ended March 31, 1999 and 1998, respectively, representing an increase of $6.5 million, or 92%. International revenues were $665,000 and $329,000 for the six months ended March 31, 1999 and 1998, respectively.

   Our license revenues were $9.2 million and $4.9 million for the six months ended March 31, 1999 and 1998, respectively, representing an increase of $4.3 million, or 90%. License revenues represented 68.0% and 68.6% of total revenues for the six months ended March 31, 1999 and 1998, respectively. The increase in revenues from the prior year period consisted primarily of increased sales of XMS, and the sale of CompanyStore and EmployeeDesktop in fiscal 1999. Also resulting in increased sales were the referrals attributable to our strategic marketing alliance agreement with American Express and ADP.

   Our service revenues were $4.3 million and $2.2 million for the six months ended March 31, 1999 and 1998, respectively, representing an increase of $2.1 million, or 96%. Service revenues represented 32.0% and 31.4% of total revenues for the six months ended March 31, 1999 and 1998, respectively. This increase reflected increased sales of XMS licenses in fiscal 1999 as well as revenues recognized with respect to maintenance agreements entered into in the current and prior periods. We believe that the percentage of total revenues represented by service revenues in prior fiscal periods is not indicative of levels to be expected in future periods. In addition, we expect that the proportion of our service revenues to total revenues will fluctuate in the future depending in part on our use of third-party consulting and implementation service providers as well as market acceptance of our outsource enterprise service provider, or ESP solution.

Cost of Revenues

   Cost of License Revenues. Our cost of license revenues was $573,000 and $172,000 for the six months ended March 31, 1999 and 1998, respectively, representing an increase of $401,000, or 233%. This increase was principally a result of the amortization of capitalized technology recorded in connection with the June 1998 acquisition of 7Software, increased expenses associated with sub-licensing of third-party software due to increased sales of XMS, and the costs of production, manuals and other media associated with the release of both EmployeeDesktop 5.0 and CompanyStore 5.0 during the second quarter of fiscal 1999. Cost of license revenues represented 6.2% and 3.5% of license revenues for the six months ended March 31, 1999 and 1998, respectively. We expect that the cost of license revenues may increase significantly as a percentage of total revenues and as a percentage of license revenues upon the introduction of our outsourced ESP solution and will fluctuate in the future depending in part on the demand for our current products and our outsourced ESP solution.

   Cost of Service Revenues. Our cost of service revenues was $5.1 million and $2.2 million for the six months ended March 31, 1999 and 1998, respectively, representing an increase of $2.9 million, or 132%. This increase was primarily due to an increase in professional service support personnel to manage and support our growing customer base. Cost of service revenues was 118% and 100% of service revenues for the six months ended March 31, 1999 and 1998, respectively. Cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by us and the resources used to provide such services.

Costs and Expenses

   Sales and Marketing. Our sales and marketing expenses were $10.4 million and $4.6 million for the six months ended March 31, 1999 and 1998, respectively, representing an increase of $5.8 million, or 126%. This increase primarily reflects a combination of increased expenses associated with the overall increase in revenues as well as our continuing investment in our sales and marketing infrastructure, which included significant personnel-related costs to recruit and hire sales personnel, trade show expenses, and sales referral fees under our agreements with our referral partners, principally American Express and ADP. Sales and marketing expenses represented 76.5% and 65.1% of total revenues for the six months ended March 31, 1999 and 1998, respectively. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and further increase acceptance of our products, especially for CompanyStore and EmployeeDesktop. Accordingly, we anticipate we will continue to invest significantly in sales and marketing for the foreseeable future, and sales and marketing expenses will increase in future periods.

   Research and Development. Our research and development expenses were $5.5 million and $2.3 million for the six months ended March 31, 1999 and 1998, respectively, representing an increase of $3.2 million, or 142%. This increase was primarily related to the increase in software developers, program management and quality assurance personnel and outside contractors to support our expanded product lines and ongoing product development of XMS, CompanyStore, and EmployeeDesktop. Research and development costs represented 40.5% and 32.2% of total revenues for the six months ended March 31, 1999 and 1998, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product lines, and to enhance the common technology platform for our suite of products. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

   General and Administrative. Our general and administrative expenses were $3.4 million and $1.7 million for the six months ended March 31, 1999 and 1998, respectively, representing an increase of $1.7 million, or 105%. This increase was primarily the result of additional general and administrative personnel to support the growth of our business, an increase of outside contractors associated with increased recruiting efforts, and an increase in the allowance for doubtful accounts related to our increase in revenues. General and administrative costs represented 25.3% and 23.6% of our total revenues for the six months ended March 31, 1999 and 1998, respectively. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and expenses associated with being a public company, including public reporting expenses, directors' and officers' liability insurance, investor relations programs and professional services fees.

   Interest Income and Interest Expense. Our interest income was $847,000 and $91,000 for the six months ended March 31, 1999 and 1998, respectively, representing an increase of $756,000, or 831%. This increase reflects interest income earned on the higher cash and cash equivalents and marketable securities balances as a result of proceeds we received in December 1998 from our initial public offering. Interest expense was $537,000 and $210,000 for the six months ended March 31, 1999 and 1998, respectively, representing an increase of $327,000, or 156%. This increase was due to additional bank borrowings and higher capital lease obligations during the six months ended March 31, 1999, as compared to the comparable six month period in the prior year.

   Provision for Income Taxes. No provision for federal and state income taxes has been recorded because we have experienced net losses since inception which has resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

FINANCIAL CONDITION

   Our total assets were $60.7 million and $25.0 million as of March 31, 1999 and September 30, 1998, respectively, representing an increase of $35.7 million, or 143%. This increase was primarily due to cash proceeds raised from the sale of our common stock in our IPO in December 1998. As of March 31, 1999, we had $46.2 million of cash and cash equivalents and marketable securities, compared to $15.6 million as of September 30, 1998, representing an increase of $30.6 million, or 195%. During December 1998, we issued 3,365,000 shares of our common stock in connection with our IPO, netting us total proceeds of approximately $37.4 million. In connection with our IPO, we also received proceeds totaling $2.6 million from the exercise of a warrant to purchase 225,000 shares of our common stock.

   Our accounts receivable was $7.1 million and $5.0 million as of March 31, 1999 and September 30, 1998, respectively, representing a increase of $2.1 million, or 43%. This increase was principally a result of increased license revenues and service revenues of XMS, CompanyStore, and EmployeeDesktop in the second quarter of fiscal 1999. Days' sales outstanding ("DSO") in accounts receivable was 69 days and 79 days as of March 31, 1999 and September 30, 1998, respectively. We expect that DSO will fluctuate significantly in future quarters, and most likely will increase. Deposits and other assets increased primarily due to a prepayment for a sales referral, marketing, and business partnership.

   Our total current liabilities were $21.2 million and $12.8 million as of March 31, 1999 and September 30, 1998, respectively, representing an increase of $8.4 million, or 65%. This increase consists primarily of an increase in accounts payable and accrued liabilities of $6.0 million. The increase in accounts payable and accrued liabilities was primarily due to expenses incurred but unpaid as of March 31, 1999 relating to our IPO, and the follow-on offering of our common stock, as well as our increased growth and ongoing business activities.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, we have funded our operations primarily through sales of equity securities and to a lesser degree the use of long-term debt and equipment leases. Prior to our initial public offering, we had raised approximately $29.7 million, net of offering costs from the issuance of preferred stock, and approximately $8.0 million from the issuance of long-term debt, and had financed equipment purchases totaling approximately $3.6 million.

   In December 1998, we completed our initial public offering of common stock and received approximately $37.4 million in cash, net of underwriting discounts, commissions and other offering costs. In April 1999, we completed a follow-on offering and received approximately $82.5 million in cash, net of underwriting discounts, commissions and other offering costs. Our sources of liquidity as of March 31, 1999 consisted principally of cash and cash equivalents and investments in corporate bonds and commercial paper, all totaling $46.2 million, and approximately $4.0 million of available borrowings under a line of credit.

   Net cash used in operating activities was $8.3 million and $3.6 million in the six months ended March 31, 1999 and 1998, respectively, representing an increase of $4.7 million, or 132%. For such periods, net cash used by operating activities was primarily a result of funding ongoing operations.

   Since 1995, our investing activities have consisted of purchases of property and equipment. Capital expenditures, including those under capital leases, totaled $1.1 million and $847,000 in the six months ended March 31, 1999 and 1998, respectively, representing an increase of $211,000, or 25%. We finance the majority of our acquisitions of property and equipment, primarily computer hardware and software for our increasing employee base as well as for our management information systems, primarily through capital leases. We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We do not expect to incur significant costs to make our internal information systems Year 2000 compliant because we believe such information systems are designed to function properly through and beyond the year 2000.

   Our financing activities provided $38.9 million in the six month period ending March 31, 1999 compared with cash used in financing activities of $138,000 in the six month period ending March 31, 1998. In the six months ended March 31, 1999, cash provided by financing activities consisted primarily of $37.4 million from our initial public offering of common stock and $2.6 million from the exercise of warrants offset in part by principal payments on long-term debt of $572,000 and payments on capital lease obligations of $513,000.

   Prior to March 15, 1999, we had a line of credit with a bank for $2.0 million. On March 15, 1999, the credit facility was amended to increase the borrowing amount to $4.0 million and to extend the expiration date to March 2000. This $4.0 million line of credit bears interest at the lending bank's prime rate plus 1.5%. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $4.0 million and are secured by substantially all of our non-leased assets. As of March 31, 1999, we had not borrowed under the line of credit; however, there were approximately $500,000 in standby letters of credit outstanding. Approximately $3.5 million remains available under this line as of March 31, 1999.

In September 1997, we entered into a $1.0 million senior term loan facility with the same bank with which we have the line of credit, pursuant to the terms of a security and loan agreement. In April 1998, the loan agreement was amended to allow for additional borrowings up to a total of $3.0 million. The facility, which bears interest at the lending bank's prime rate less 1.0%, matures on February 15, 2001. Payments were interest only through February 15, 1999, at which time we started to pay off the facility in 24 equal monthly principal payments plus interest. The loan agreement contains certain financial restrictions and covenants, with which we are currently in compliance. As of March 31, 1999, the outstanding indebtedness under the loan agreement was $2.9 million.

   In July 1997, we entered into a subordinated loan and security agreement with an equipment lessor in the principal amount of $1.5 million which bears interest at an annual rate of 8.5%. In May 1998, the subordinated loan agreement was amended to allow for additional borrowings of $5.0 million bearing interest at an annual rate of 11% on the first $3.5 million and 12.5% on the remaining $1.5 million, which expired on December 31, 1998. The notes are due in varying monthly installments through April 2002, and contain certain restrictions and covenants, with which we are currently in compliance. As of March 31, 1999, the outstanding indebtedness under the subordinated loan agreement was $4.2 million.

   On August 11, 1998, we issued a warrant to TRS to purchase shares of our Series E preferred stock which, in connection with our initial public offering in December 1998, converted into a warrant to purchase 2,325,000 shares of our common stock. In December 1998, TRS partially exercised the warrant to purchase 225,000 shares at $11.625 per share. Additionally, under the warrant, TRS may acquire 700,000 shares at any time on or before October 15, 1999 at a cash purchase price of $33.75 per share, 700,000 additional shares at any time on or before January 15, 2001 at a cash purchase price of $50.625 per share, and 700,000 shares at any time on or before January 15, 2002 at a cash purchase price of $85.00 per share.

   We currently anticipate that for the foreseeable future we will continue to experience significant growth in our operating expenses related to augmenting our sales and marketing operations, increasing research and development and extending our professional service capabilities. We also anticipate developing new distribution channels, improving our operational and financial systems, entering new markets for our products and services, and possibly acquiring or investing in complementary businesses, products or technologies or investing in joint ventures. Such expenditures will be a material use of our cash resources. We believe that our existing cash and marketable securities and available bank borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements, or otherwise. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Qualitative and Quantitative Disclosures about Market Risk

   Concur's operating results are sensitive to changes in the general level of U.S. interest rates, particularly since the majority of its cash equivalents are invested in short-term debt instruments while certain portions of its outstanding long-term debt bear interest at variable rates.

YEAR 2000 COMPLIANCE

Background of Year 2000 Issues

   Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems were developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process translations, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements.

State of Readiness

   Our business is dependent on the operation of numerous systems that could potentially be affected by Year 2000-related problems. Those systems include, among others:

   - hardware and software systems used by us to deliver products and services to customers, including our proprietary software systems as well as software supplied by third parties;

   -      communications networks such as the Internet and private intranets;

   -      the internal systems of our customers and suppliers;

   -      software products sold to customers;

   - the hardware and software systems used internally by us in the management of our business; and

   - non-information technology systems and services, such as power, telephone systems and building systems.

   Our Year 2000 Compliance Task Force, composed of high-level representatives of the product, management and information systems and legal departments, is formulating and implementing the Year 2000 readiness of our operations, products, and relationships. The phases of our Year 2000 program include:

   (1) assignment of responsibility for external issues, such as products developed by us and licensed to customers, and internal issues, such as systems, facilities, equipment, software and legal audit;

   (2) inventory of all aspects of our operations and relationships subject to the Year 2000 problem;

   (3) comprehensive analysis, including impact analysis and cost analysis, of our Year 2000 readiness, as well as business contingency planning; and

   (4)    remediation and subsequent testing.

   We have tested our software products and have determined that the currently shipping versions of all of our software products are Year 2000 compliant, with a patch or update provided to authorized licensees for no charge, consistent with the Year 2000 compliance specifications established by the British Standards Institute's DISC PD-2001. Some product versions no longer shipping had Year 2000 issues that have already been resolved with patches or updates provided at no charge to authorized licensees. Some earlier product versions no longer shipping that have Year 2000 issues will be patched or updated timely with no charge to authorized licensees. Some remaining older versions not currently shipping may not be supported beyond December 1999; however, those customers will be timely notified and will be timely provided a free upgrade to at least the next more current Year 2000 compliant version.

   We are evaluating the Year 2000 compliance of our products currently under development. We plan to continue to test our current and future products by applying our Year 2000 compliance criteria and to include any necessary modifications the compliance process reveals. We have completed Phases 1 and 2 of our program. We anticipate completing Phase 3 by June 1999 and Phase 4 by August 1999.

Risks Related to Year 2000 Issues:

   Our products are generally integrated into enterprise systems involving sophisticated third-party hardware and software products which may not themselves be Year 2000 compliant. In addition, in some cases even certain earlier Year 2000 compliant versions of our software, while compatible with earlier, non-Year 2000 compliant versions of other software products with which Concur's software was integrated, are not compatible with certain more recent Year 2000 compliant versions of such other third-party software providers. While we do not believe we have any obligation under this circumstance (because customers using our older versions of our software would have to upgrade in order to be compatible with newer versions of third parties' products) there can be no assurance that we will not be subject to claims or complaints by our customers. We sell our products to companies in a variety of industries, each of which is experiencing different Year 2000 compliance issues. Customer difficulties with their Year 2000 issues might require us to devote additional resources to resolve their underlying problems. However, our Year 2000 compliance efforts cannot assure the success of our customers in dealing with their Year 2000 issues.

     Although we have not been a party to any litigation or arbitration proceeding to date involving our products or services and related to Year 2000 compliance issues, there can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any liability for Year 2000-related damages, including consequential damages, would have a material adverse effect on our business, results of operations and financial condition. In addition, we believe that purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance or defer additional software purchases until after 2000. As a result, some customers and potential customers may have more limited budgets available to purchase software products such as those offered by us, and others may choose to refrain from changes in their information technology environment until after 2000. To the extent Year 2000 issues cause significant delay in, or cancellation of, decisions to purchase our products or services, our business would be materially adversely affected.

   We are also reviewing our internal management information and other systems in order to identify any products, services or systems that are not Year 2000 compliant, in order to take corrective action. To assist us in this initiative, we have retained the services of a Year 2000 consulting firm. To date, we have not encountered any material Year 2000 problems with our computer systems or any other equipment that might be subject to such problems. Our plan for the Year 2000 calls for compliance verification of external vendors supplying software and information systems to us and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of our assessment, we are evaluating the level of validation we will require of third parties to ensure their Year 2000 compliance and are in process of circulating letters to our suppliers and other business partners requesting their Year 2000 compliance status. We are taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant. In the event that any such third parties' products, services or systems do not meet the Year 2000 requirements on a timely basis, our business could be materially adversely affected. We could also experience material adverse effects on our business if we fail to identify all Year 2000 dependencies in our systems and in the systems of our suppliers, customers and financial institutions. Therefore, we plan to develop contingency plans for continuing operations in the event such problems arise, but do not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. We have not completed our Year 2000 investigation, and there can be no assurance that the total cost of Year 2000 compliance will not be material to our business. We may not identify and remediate all significant Year 2000 problems on a timely basis, remediation efforts may involve significant time and expense, and unremediated problems may have a material adverse effect on our business.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OUR SHORT OPERATING HISTORY AND SIGNIFICANT LOSSES MAKE OUR BUSINESS DIFFICULT TO EVALUATE.

   We are still in the early stages of our development, so evaluating our business operations and our prospects is difficult. We incorporated in 1993 and have incurred net losses in each quarter since then. We shipped our first product in fiscal 1995, and since fiscal 1997 have derived substantially all of our revenues from licenses of our XMS product and related services. To compete effectively, we expect to devote substantial cash, financial and other resources to expanding our sales and marketing, research and development, and professional services organizations. These investments may never produce a profit. We incurred net losses of $5.0 million for fiscal 1996, $5.5 million for fiscal 1997, $18.1 million for fiscal 1998 and $11.3 million for the six months ended March 31, 1999. As of March 31, 1999, we had an accumulated deficit of $43.3 million. We expect to continue to incur net losses for the foreseeable future. Despite substantial net operating loss carryforwards as of March 31, 1998, tax laws may limit their use in the future upon the occurrence of certain events, including a significant change in ownership interests.

OUR OPERATING RESULTS FLUCTUATE WIDELY AND ARE DIFFICULT TO PREDICT.

   In the past our quarterly operating results have fluctuated significantly, and we expect them to continue to fluctuate in the future. Our products are typically shipped when orders are received, so license backlog at the beginning of any quarter in the past represented only a small portion of that quarter's expected license revenues. This makes license revenues in any quarter difficult to forecast because they are dependent on orders booked and shipped in that quarter. Moreover, we typically recognize a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. If revenues fall below our expectations in a particular quarter, our business could be harmed.

YEAR 2000 CONSIDERATIONS AMONG OUR CUSTOMERS AND POTENTIAL CUSTOMERS MAY REDUCE OUR SALES.

   We may experience reduced sales of products as customers and potential customers put a priority on correcting Year 2000 problems and therefore defer purchases of our products until later in 2000. Accordingly, demand for our products may be particularly volatile and unpredictable for the remainder of 1999 and early 2000.

THE MARKET FOR OUR PRODUCTS IS NEWLY EMERGING AND CUSTOMERS MAY NOT ACCEPT OUR PRODUCTS.

   The market for employee-facing applications is newly emerging. Enterprises have historically performed the processes addressed by employee-facing applications themselves. Accordingly, our future success will depend on companies adopting third-party employee-facing applications, particularly travel and entertainment expense management and front-office procurement solutions. In addition, companies that have already invested substantial resources in other methods of implementing enterprise processes may be reluctant to adopt a new strategy. Even if companies implement employee-facing applications, they may still choose to design, develop or manage all or part of their process automation internally. Thus, the use of employee-facing applications may not increase significantly in the future, and our products or services may not achieve commercial success.

WE RELY HEAVILY ON SALES OF ONE PRODUCT.

   Since 1997, we have generated substantially all of our revenues from licenses and services related to our XMS product. We believe that XMS revenues will continue to account for a large portion of our revenues for the foreseeable future. Our future financial performance will depend upon the successful development, introduction and customer acceptance of new and enhanced versions of XMS and our business could be harmed if we fail to deliver the enhancements to XMS that customers want.

OUR EXPANSION INTO THE FRONT-OFFICE PROCUREMENT APPLICATION MARKET IS RISKY.

   We also recently added the CompanyStore front-office procurement application to our product line. To date, we have licensed CompanyStore to only five customers. Our future revenue growth depends on our ability to license CompanyStore to new customers and our existing base of XMS customers. Potential and existing customers may not purchase CompanyStore for a number of reasons, including:

   -      an absence of desired functionality;

   -      the costs of and time required for implementation;

   -      possible software defects; and

   - a customer's lack of the necessary hardware, software or Intranet infrastructure.

   Further, we must overcome certain significant obstacles to expand into the front-office procurement automation market, including:

   -      competitors that have more experience and better name recognition;

   - the limited experience of our sales and consulting personnel in the front-office procurement automation market; and

   - our limited reference accounts in the front-office procurement automation market.

   Our business could be harmed if we fail to deliver the enhancements to CompanyStore that customers want.

WE FACE SIGNIFICANT COMPETITION.

The market for our products is intensely competitive and rapidly changing. Direct competition comes from independent software vendors of travel and entertainment expense management and front-office procurement applications, and from providers of enterprise resource planning, or ERP, software applications that have or may be developing travel and entertainment expense management and front-office procurement products. Many of our competitors in both the travel and entertainment expense management and front-office procurement markets have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. Moreover, a number of our competitors, particularly major ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. We also face indirect competition from potential customers' internal development efforts and have to overcome their reluctance to move away from existing paper-based systems.

WE HAVE LIMITED EXPERIENCE SELLING OUR PRODUCTS AS A SUITE AND OUR EMPLOYEE DESKTOP MODEL MAY FAIL.

   We recently introduced Employee Desktop, which integrates XMS and CompanyStore as a suite of applications. Until recently we have not sold our products as a suite, and we do not know whether customers will prefer to buy our products this way. In an effort to increase overall revenues, we expect to offer our integrated suite of applications at prices that will be lower than would be the case for the applications sold separately. This may have the effect of reducing per-user revenues. We also expect that selling our products as a suite will lengthen our sales cycle because the sale is more complex and is more likely to involve information technology specialists at the prospective customer. Because we are inexperienced selling our products this way, we cannot predict whether it will hurt our business.

OUR PLAN TO SELL PRODUCTS AS AN INTERNET-BASED ENTERPRISE SERVICE PROVIDER MAY FAIL.

   In addition to licensing our software applications, we plan to offer them as an Internet-based enterprise service provider, or ESP. We would price solutions on a per-transaction basis or on a subscription basis to companies seeking to outsource their employee-facing business applications. This business model is unproven and represents a significant departure from the strategies traditionally employed by us and other enterprise software vendors. We have no experience selling products or services as an ESP, and our efforts to develop this ESP business may significantly divert our revenues and management time and attention. In connection with our planned ESP business model, we will engage third-party service providers to perform many of the necessary services as independent contractors, and we will be responsible for monitoring their performance. We have limited experience outsourcing services or other important business functions in the past, and independent contractors may not perform those services adequately. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed. In addition, we plan to use resellers to market ESP products. We have no experience utilizing resellers and we may not be successful in this effort.

   If customers determine that our products are not scalable, do not provide adequate security for the dissemination of information over the Internet, or are otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept our products for use on the Internet or on a per-transaction or subscription basis, our business will be harmed. As an outsourced ESP provider, we may regularly receive large amounts of confidential information, including credit card, travel booking and other financial and accounting data through the Internet or extranets, and there can be no assurance that this information will not be subject to computer break-ins, theft and other improper activity that could jeopardize the security of information for which we are responsible. Even if our strategy of offering products to customers over the Internet is successful, some of those Internet customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements. Any such shift in potential license revenues to the ESP model, which is unproven and potentially less profitable, could harm our business.

WE HAVE LIMITED EXPERIENCE WITH LARGE-SCALE DEPLOYMENT, WHICH IS IMPORTANT TO OUR FUTURE SUCCESS.

   To date only a limited number of customers have deployed XMS on a large scale, and no customer has deployed CompanyStore on a large scale. We think that the ability of large customers to roll out our products across large numbers of users is critical to our success. If our customers cannot successfully implement large-scale deployments, or they determine that our products cannot accommodate large-scale deployments, our business would be harmed.

IT IS IMPORTANT FOR US TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS.

     We depend on strategic referral relationships to offer products and services to a larger customer base than we can reach through direct sales, telesales and internal marketing efforts. If we were unable to maintain our existing strategic referral relationships or enter into additional strategic referral relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our products and services. We would also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the ultimate success of our strategic referral partners and their ability to market our products and services successfully. A significant number of our new XMS sales have come through referrals from American Express, but American Express is not obligated to refer any potential customers to us, and it may enter into strategic relationships with other providers of expense reporting and front office procurement applications.

   Many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. In addition, our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Further, our existing strategic relationships may interfere with our ability to enter into other desirable strategic relationships.

FUTURE ACQUISITIONS MIGHT HARM OUR BUSINESS.

   As part of our business strategy, we might seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition opportunity, we might not be able to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We have completed only one acquisition to date, 7Software, Inc. We may not be able to select, manage or absorb any future acquisitions successfully, particularly acquisitions of companies larger than 7Software. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, would divert management time and other resources. We may have to use a substantial portion of our available cash, including proceeds of this offering, to consummate an acquisition. On the other hand, if we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. In addition, we cannot assure you that any particular acquisition, even if successfully completed, will ultimately benefit our business.

OUR LENGTHY SALES CYCLE COULD ADVERSELY AFFECT OUR REVENUE GROWTH.

   Because of the high costs involved, customers for enterprise software products typically commit significant resources to an evaluation of available software applications and require us to expend substantial time, effort and money educating them about the value of our products and services. The time between initial contact with a potential customer and the ultimate sale, our sales cycle, typically ranges between six and nine months. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly.

WE DEPEND ON OUR KEY EMPLOYEES.

   Our success depends on the performance of our senior management, particularly
S. Steven Singh, our President and Chief Executive Officer, who is not bound by an employment agreement. Although we maintain key person life insurance on Mr. Singh in the amount of $1 million, the loss of his services would harm our business. If one or more members of our senior management or any of our key employees were to resign, particularly to join or form a competitor, the loss of that personnel and any resulting loss of existing or potential customers to that competitor would harm our business.

WE MUST ATTRACT AND RETAIN QUALIFIED PERSONNEL, PARTICULARLY SERVICE PERSONNEL.

   Our success depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, sales and consulting personnel in the market segments in which we compete. Many of our competitors for experienced personnel have greater financial and other resources than we have. In particular, we compete for personnel with Microsoft Corporation, which is located in the same geographic area as our headquarters. We also compete for personnel with other software vendors, including ERP vendors, and with consulting and professional services companies. In addition, our customers generally purchase consulting and implementation services. While we have recently established relationships with some third-party providers, we continue to be the primary provider of these consulting and implementation services. It is difficult and expensive to recruit, train and retain qualified personnel to perform these services, and we may from time to time have inadequate levels of staffing to perform these services. As a result, our growth could be limited due to our lack of capacity to provide such services, or we could experience deterioration in service levels or decreased customer satisfaction, any of which would harm our business.

WE DEPEND ON OUR DIRECT SALES MODEL.

   We sell our products primarily through our direct sales force. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our inability to hire competent sales personnel, or our failure to retain them, would harm our business.

   In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers. In the future, we intend to develop indirect distribution channels through third-party distribution arrangements, but we may not be successful in establishing those arrangements, or they may not increase revenues. Furthermore, we plan to use resellers to market our ESP products in particular. We have no experience utilizing resellers to date. The failure to develop indirect channels may place us at a significant competitive disadvantage.

WE DEPEND ON SERVICE REVENUES TO INCREASE OUR OVERALL REVENUES.

   Our service revenues have increased each year as a percentage of total revenues. Service revenues represented 12.4% of total revenues for fiscal 1996, 23.3% of total revenues for fiscal 1997, 31.8% of total revenues for fiscal 1998 and 32% of total revenues for the six months ended March 31, 1999. We anticipate that service revenues will continue to represent a significant percentage of total revenues. To a large extent, the level of service revenues depends upon the ongoing renewals of customer support contracts by our growing installed customer base. Customer support contracts might not be renewed. And, if third-party organizations such as systems integrators become proficient in installing or servicing our products, consulting revenues could decline. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to successfully recruit and train a sufficient number of qualified services personnel.

THERE ARE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

   Our international operations are subject to a number of risks, including:

   -      costs of customizing products for foreign countries;

   -      laws and business practices favoring local competition;

   -      dependence on local vendors;

   - compliance with multiple, conflicting and changing governmental laws and regulations;

   -      longer sales cycles;

   -      greater difficulty in collecting accounts receivable;

   -      import and export restrictions and tariffs;

   -      difficulties staffing and managing foreign operations;

   -      multiple conflicting tax laws and regulations; and

   -      political and economic instability.

   Our international operations also face foreign currency-related risks. To date, most of our revenues have been denominated in U.S. Dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. In particular, we expect that an increasing portion of our international sales may be Euro-denominated. The Euro is an untested currency and may be subject to economic risks that are not currently contemplated. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations.

   Revenues from customers outside the United States, primarily in the United Kingdom, Canada and Australia, were insignificant prior to fiscal 1997, and represented approximately $1.3 million in fiscal 1997, $810,000 in fiscal 1998 and $665,000 in the six months ended March 31, 1999. A key component to our business strategy is to expand our sales and support operations internationally. We employ sales professionals in London and Sydney and intend to establish additional international sales offices, expand our international management, sales and support organizations, and enter into relationships with additional international remarketers. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract remarketers that will be able to market our products effectively.

   We must also customize our products for local markets. For example, our ability to expand into the European market will depend on our ability to develop a travel and entertainment expense management solution that incorporates the tax laws and accounting practices followed in Germany and other European countries, and to develop employee-facing applications that support the Euro. Further, if we establish significant operations overseas, we may incur costs that would be difficult to reduce quickly because of employee practices in those countries.

OUR PRODUCTS MIGHT NOT BE COMPATIBLE WITH ALL MAJOR PLATFORMS, WHICH COULD INHIBIT SALES.

   We must continually modify and enhance our products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, back-office applications, and browsers and other Internet-related applications could hurt our business. In addition, our products are not currently based upon the Java programming language, an increasingly widely-used language for developing Internet applications. We have made a strategic decision not to develop a fully Java-based product at this time. Accordingly, certain features available to products written in Java may not be available in our products, and this could result in reduced customer demand.

WE RELY ON THIRD-PARTY SOFTWARE THAT IS DIFFICULT TO REPLACE.

   Some of the software we license from third parties would be difficult to replace. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the sale of our products and services until equivalent technology, if available, is identified, licensed and integrated, which could harm our business.

SOFTWARE DEFECTS OR SECURITY BREACHES COULD DIMINISH DEMAND FOR OUR PRODUCTS.

   Complex products like ours frequently contain defects or errors that may be detected only when the product is in use. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems, and we could fail to meet project milestones in a timely manner or to meet customer expectations for services as a result of any such defects or services. Our software products may be vulnerable to break-ins, theft or other improper activity that could jeopardize the security of information for which we are responsible. Problems caused by product defects, security breaches or failure to meet project milestones for services could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, harm to our reputation, increased insurance costs or increased service and warranty costs. To address these problems, we may need to expend significant capital and resources that may not have been budgeted.

OUR REVENUE RECOGNITION POLICY MAY CHANGE WHEN DEFINITIVE GUIDANCE IS AVAILABLE.

   We recognize revenues from sales of software licenses when we sign a non-cancelable license agreement with a customer, the software is shipped, no significant post-delivery vendor obligations remain and collection is deemed probable. We recognize customer support revenues ratably over the contract term (which is typically one year) and recognize revenues for consulting services as such services are performed. We believe our current revenue recognition policies and practices are consistent with applicable accounting standards. However, full guidelines for recently introduced software revenue recognition standards have not yet been issued. Once available, such guidance could lead to unanticipated changes in our current revenue accounting practices, and such changes could significantly reduce our future revenues and earnings.

YEAR 2000 COMPLIANCE COSTS ARE DIFFICULT TO ASSESS.

   We have tested our software products and have determined that the currently shipping versions of all of our software products are Year 2000 compliant, with a patch or update provided to authorized licensees for no charge, consistent with the Year 2000 compliance specifications established by the British Standards Institute's DISC PD-2001. However, our products are generally integrated into enterprise systems involving sophisticated third-party hardware and software products, which may not themselves be Year 2000 compliant. We may in the future be subject to claims based on Year 2000 problems in others' products, Year 2000 problems alleged to be found in our products, Year 2000-related issues arising from the integration of multiple products within an overall system, or other Year 2000-related claims. In addition, earlier versions of our products were not Year 2000 compliant, and we do not intend to make them Year 2000 compliant. We also need to ensure Year 2000 compliance of our own internal computer and other systems, to continue testing our software products, to audit the Year 2000 compliance status of our suppliers and business partners, and to conduct a legal audit. We have not completed our Year 2000 investigation and overall compliance initiative, and the total cost of Year 2000 compliance may be material and may harm our business. See Year 2000-related discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operation."

WE HAVE BEEN PUBLIC FOR ONLY A SHORT TIME AND OUR STOCK PRICE HAS BEEN VOLATILE.

   We completed our initial public offering in December 1998. Prior to this there was no trading market for our stock. The market price of our common stock has been highly volatile and is subject to wide fluctuations. We expect our stock price to continue to fluctuate:

   -      in response to quarterly variations in operating results;

   - in reaction to announcements of technological innovations or new products by us or our competitors;

   -      because of market conditions in the enterprise software industry; and

   - in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (d) USE OF PROCEEDS.

   On December 16, 1998, we commenced and completed our IPO. The managing underwriters in the IPO were BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Piper Jaffray Inc. (the "Underwriters"). The shares of common stock sold our in IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-62299), which was declared effective by the Securities and Exchange Commission on December 15, 1998. We sold a total of 3,365,000 shares of common stock registered under the Registration Statement (including 465,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option). An additional 200,000 shares of common stock were sold on behalf of certain selling stockholders as part of the same offering. The initial public offering price was $12.50 per share for an aggregate initial public offering of $44,562,500. After deducting the underwriting discounts and commissions and the IPO expenses, the net proceeds to us and the selling stockholders from our IPO were $37,368,453 and $2,325,000, respectively. In connection with our offering, we also received proceeds totaling $2,615,625 from the exercise of a warrant to purchase 225,000 shares of our common stock.

   From the time of receipt through March 31, 1999, we have applied the proceeds of the IPO and the warrant exercise to working capital and general corporate purposes. We have not used any of the net offering proceeds for construction of a plant, building or facilities, purchases of real estate, or repayment of indebtedness. None of the net offering proceeds were paid, and none of the IPO expenses were for payments, directly or indirectly to directors, officers or general partners of us or our associates, persons owning 10% or more of any class of our securities, or affiliates of us.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


 EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
 -----------                       ----------------------
    10.1          Third Amendment to Lease between Company and Carr America
                  Realty Corporation dated February 11, 1999, (incorporated by reference to Exhibit 10.27 to Registrant's Registration
                  Statement on Form S-1, effective April 15, 1999, Registration
                  No. 333-74685)

    10.2          Sublease between Company and Emerging Technology Solutions
                  International (ETSI), Inc. dated February 1, 1999,
                  (incorporated by reference to Exhibit 10.28 to Registrant's
                  Registration Statement on Form S-1, effective April 15, 1999,
                  Registration No. 333-74685)

    10.3          Third Amendment to Security and Loan Agreement and Addendum to
                  Security and Loan Agreement between Company and Imperial Bank dated March 15, 1999, (incorporated by reference to Exhibit
                  10.29 to Registrant's Registration Statement on Form S-1, effective April 15, 1999, Registration No. 333-74685)

    10.4          Letter Agreement between Company and Bruce Chatterley dated
                  March 2, 1999, (incorporated by reference to Exhibit 10.30 to
                  Registration Statement on Form S-1, effective April 15, 1999,
                  Registration No. 333-74685)

    27.01         Financial Data Schedule.

Reports on Form 8-K

   No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant and as the principal financial officer thereof.

Dated May , 1999                       CONCUR TECHNOLOGIES, INC.


                                       By  /s/ Sterling R. Wilson
                                           -------------------------------------
                                           Sterling R. Wilson
                                           Chief Financial Officer and
                                           Executive Vice President
                                           of Operations