Form 10-Q
period 1999-06-30
CONCUR TECHNOLOGIES INC
filed 1999-08-16
CIK 1066026

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1999              COMMISSION FILE NUMBER: 0-25137

                                ----------------


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

                                 Yes [X] No [ ]

    As of August 6, 1999, there were 22,707,449 shares of the Registrant's Common Stock outstanding.

                            Concur Technologies, Inc.
                                    Form 10-Q
                                  June 30, 1999

                                      INDEX

                                                                               PAGE
                                                                               ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

          -   Consolidated Balance Sheets as of June 30, 1999 and
                 September 30, 1998........................................     3

          -   Consolidated Statements of Operations for the three and nine
                 months ended June 30, 1999 and 1998.......................     4

          -   Consolidated Statement of Stockholders' Equity  (Deficit) for
                   the three month periods ended June 30, 1999, March 31,
                   1999 and December 31, 1998...............................    5

          -   Consolidated Statements of Cash Flows for the nine months
                   ended June 30, 1999 and 1998.............................    6

          -   Notes to Consolidated Financial Statements....................    7

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................    10

PART II.  OTHER INFORMATION

  ITEM 2. Changes in Securities and Use of Proceeds.........................    27

  ITEM 6. Exhibits and Reports on Form 8-K..................................    27

PART I.    FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONCUR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         JUNE 30, 1999     SEPTEMBER 30, 1998
                                                                         -------------     ------------------
                                                                          (UNAUDITED)
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $  63,766             $ 17,058
Marketable securities                                                         64,845                   --
Accounts receivable,  net of allowance for doubtful accounts of
$771 and $619 at June 30, 1999 and September 30, 1998, respectively            9,376                6,049
Prepaid expenses and other current assets                                        958                  605
Note receivable from stockholders                                                167                  167
                                                                           ---------             --------
    Total current assets                                                     139,112               23,879
Equipment and furniture, net                                                   4,867                3,026
Deposits and other assets                                                      2,250                  504
Note receivable from stockholders, net of current portion                        333                  333
Capitalized technology and other intangible assets                               640                  880
                                                                           ---------             --------

TOTAL ASSETS                                                               $ 147,202             $ 28,622
                                                                           =========             ========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                           $   5,804             $  2,330
Accrued liabilities                                                           16,111                4,533
Accrued commissions                                                            1,438                  976
Current portion of accrued payment to stockholders                               167                  167
Current portion of long-term debt                                              2,964                2,800
Current portion of capital lease obligations                                   2,018                1,004
Deferred revenues                                                              4,422                3,619
                                                                           ---------             --------
    Total current liabilities                                                 32,924               15,429
                                                                           ---------             --------

NONCURRENT LIABILITIES
Accrued payment to stockholders, net of current portion                          333                  333
Long-term debt, net of current portion                                         5,621                6,145
Capital lease obligations, net of current portion                              1,864                2,127
Deferred rental expense                                                          172                  183

Redeemable convertible preferred stock:
    Issued and outstanding shares - 0 and 11,052,718 shares at
    June 30, 1999 and September 30, 1998, respectively                            --               37,512
Redeemable convertible preferred stock warrants                                   --                  444

Commitments                                                                       --                   --

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, par value $0.001 per share, 5,000,000
    shares authorized, 0 and 716,144 shares issued or outstanding                 --                3,139
    at June 30, 1999 and September 30, 1998, respectively
Common stock, par value $0.001 per share, 60,000,000 shares authorized;
    22,654,164 and 3,911,985 shares issued and outstanding at June 30,
    1999 and September 30, 1998, respectively                                185,619                6,593
Deferred stock compensation                                                   (1,814)                (529)
Accumulated deficit                                                          (77,517)             (42,754)
                                                                           ---------             --------
    Total stockholders' equity (deficit)                                     106,288              (33,551)
                                                                           ---------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $ 147,202             $ 28,622
                                                                           =========             ========

The accompanying notes are an integral part of these financial statements.

CONCUR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                             THREE MONTHS ENDED JUNE 30,       NINE MONTHS ENDED JUNE 30,
                                             ---------------------------       --------------------------
                                                1999             1998             1999             1998
                                              --------         --------         --------         --------
Revenues, net:
   Licenses                                   $  7,611         $  3,685         $ 18,778         $  9,249
   Services                                      3,582            1,729            9,229            4,583
                                              --------         --------         --------         --------
    Total revenues                              11,193            5,414           28,007           13,832

Cost of revenues:
   Licenses                                        174              146              747              318
   Services                                      4,501            2,053           11,543            5,234
                                              --------         --------         --------         --------
    Total cost of revenues                       4,675            2,199           12,290            5,552
                                              --------         --------         --------         --------
Gross profit                                     6,518            3,215           15,717            8,280

Operating expenses:
   Sales and marketing                           7,938            4,336           21,297           10,418
   Research and development                      5,208            2,842           13,264            6,687
   General and administrative                    3,111            1,837            7,455            4,113
   Merger & acquisition cost and
        acquired in-process technology           8,859            5,203            8,859            5,203
                                              --------         --------         --------         --------
    Total operating expenses                    25,116           14,218           50,875           26,421
                                              --------         --------         --------         --------
Loss from operations                           (18,598)         (11,003)         (35,158)         (18,141)
Interest income                                  1,378              107            2,261              233
Interest expense                                  (438)            (128)          (1,174)            (376)
Other expense, net                                 (80)            (108)            (192)            (185)
                                              --------         --------         --------         --------

Net loss                                      $(17,738)        $(11,132)        $(34,263)        $(18,469)
                                              ========         ========         ========         ========

Basic and diluted net loss per share          $  (0.86)        $  (3.56)        $  (2.29)        $  (5.98)
                                              ========         ========         ========         ========

Shares used in calculation of
  basic and diluted net loss per share          20,539            3,124           14,948            3,091
                                              ========         ========         ========         ========


The accompanying notes are an integral part of these financial statements.

CONCUR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

                                     CONVERTIBLE
                                   PREFERRED STOCK           COMMON STOCK                                                 TOTAL
                                  ------------------    ---------------------       DEFERRED         ACCUMULATED     STOCKHOLDERS'
                                   SHARES    AMOUNTS      SHARES      AMOUNT      COMPENSATION         DEFICIT      EQUITY (DEFICIT)
                                  --------   -------    ----------   ---------   --------------    --------------   ----------------
BALANCE AT SEPTEMBER 30, 1998      716,114    $3,139     3,911,985     $ 6,593       $  (529)         $(42,754)          $(33,551)

Accretion of preferred stock                                                                              (187)              (187)

Proceeds from initial public
  offering, net of offering costs       --        --     3,365,000      37,369            --                --             37,369

Conversion of redeemable
  convertible preferred
  stock into common stock               --        --    10,213,553      29,685            --                --             29,685


Conversion of redeemable
  convertible preferred
  warrants  into common
  stock warrants                        --        --            --         444            --                --                444

Proceeds from issuance
  of common stock
  from exercise of
  common stock warrants                 --        --       225,000       2,616            --                --              2,616

Issuance of common stock
  from net exercise of
  common stock warrants                 --        --        33,537          --            --                --                 --

Deferred stock compensation                                                174          (174)

Issuance of common stock from
   exercise of stock options            --        --       116,592          18            --                --                 18

Amortization of deferred
  stock compensation                    --        --            --          --           100                --                100

Net loss                                --        --            --          --            --            (7,783)            (7,783)
                                  --------   -------    ----------    --------       -------          --------           --------

BALANCE AT DECEMBER 31, 1998       716,114     3,139    17,865,667      76,899          (603)          (50,724)            28,711

Accretion of preferred stock                                                                              (188)              (188)

Issuance of common stock from
   exercise of stock options            --        --        80,958          21            --                --                 21

Issuance of common stock
  from net exercise of
  common stock warrants                 --        --        10,515          --            --                --                 --

Deferred stock compensation                                              2,080        (2,080)

Amortization of deferred
  stock compensation                    --        --            --          --           354                --                354

Net loss                                --        --            --          --            --            (8,742)            (8,742)
                                  --------   -------    ----------    --------       -------          --------           --------
BALANCE AT MARCH 31, 1999          716,114     3,139    17,957,140      79,000        (2,329)          (59,654)            20,156

Accretion of preferred stock            --        --            --          --            --              (125)              (125)

Proceeds from public offering,
  net of offering costs                 --        --     2,018,620      82,234            --                --             82,234

Issuance of convertible
  preferred stock                   972,944    12,000           --          --            --                --             12,000

Conversion of convertible
  preferred stock into common
  stock                          (1,689,058)  (15,139)   1,689,058      15,139            --                --                 --

Conversion of redeemable
  convertible preferred stock
  and redeemable convertible
  preferred stock warrants
  into common stock                     --        --       910,867       8,536            --                --              8,536

Repurchase of common stock              --        --       (33,567)       (210)           --                --               (210)

Issuance of common stock in
  connection with Employee Stock
  Purchase Plan                         --        --        53,209         566            --                --                566

Issuance of common stock from
  stock option plans                    --        --        58,837         123            --                --                123

Deferred stock compensation             --        --            --         231          (231)               --                 --

Amortization of deferred stock
  compensation                          --        --            --          --           746                --                746

Net loss                                --        --            --          --            --           (17,738)           (17,738)
                                  --------   -------    ----------    --------       -------          --------           --------
BALANCE AT JUNE 30, 1999                --   $    --    22,654,164    $185,619       $(1,814)         $(77,517)          $106,288
                                  ========   =======    ==========    ========       =======          ========           ========


   The accompanying notes are an integral part of these financial statements.

CONCUR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                NINE MONTHS ENDED JUNE 30,
                                                               --------------------------
                                                                  1999             1998
                                                               ---------         --------
OPERATING ACTIVITIES
Net loss                                                       $ (34,263)        $(18,469)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Acquired in-process technology                                    --            5,203
    Amortization of acquired in-process technology                   240               --
    Amortization of deferred stock compensation                    1,200              298
    Accrued interest converted to common stock                        --               14
    Depreciation                                                   1,308              557
    Provision for bad debts                                          360              303
    Other                                                             --               48
Changes in operating assets and liabilities:
    Accounts receivable                                           (3,743)              18
    Prepaid expenses and other current assets                       (353)             (85)
    Deposits and other assets                                     (1,746)            (275)
    Accounts payable                                               3,474             (131)
    Accrued liabilities and accrued commissions                   12,040            2,559
    Deferred revenues                                                803            1,241
                                                               ---------         --------
Net cash used in operating activities                            (20,680)          (8,719)
                                                               ---------         --------


INVESTING ACTIVITIES
Purchases of equipment and furniture                              (1,559)            (668)
Payment in connection with acquisition of 7Software                   --             (130)
Purchase of marketable securities                                (64,845)              --
                                                               ---------         --------
Net cash used in investing activities                            (66,404)            (798)
                                                               ---------         --------

FINANCING ACTIVITIES
Net proceeds from public stock offerings                         119,603               --
Proceeds from exercise of preferred stock warrants                 2,616               --
Proceeds from sales leaseback transaction                             --              192
Proceeds from borrowings                                           4,817            8,308
Payments on borrowings                                            (2,677)          (1,428)
Repurchase of preferred stock                                         --              (43)
Payments on capital leases                                          (839)            (316)
Issuance of convertible preferred stock                            9,434           14,167
Issuance of common stock in connection with Employee
  Stock Purchase Plan                                                566               --
Loan repayment for stock purchases                                   110               --
Issuance of common stock                                             162               28
                                                               ---------         --------

Net cash provided by financing activities                        133,792           20,908
                                                               ---------         --------

Net increase in cash and cash equivalents                         46,708           11,391
Cash and cash equivalents at beginning of period                  17,058            7,721
                                                               ---------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  63,766         $ 19,112
                                                               =========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                         $     847         $    325

Equipment and furniture obtained through
  capital leases                                               $   1,590         $  1,262

Issuance of Series B redeemable convertible preferred
  stock in exchange for cancellation of notes payable
  and related accrued interest                                 $      --         $  1,062

Conversion of note payable to stockholders and related
  accrued interest to redeemable convertible
  preferred stock                                              $   2,566         $     --

Conversion of preferred stock and preferred stock warrants
  into common stock and common stock warrants                  $  53,804         $     --

The accompanying notes are an integral part of these financial statements.

CONCUR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    DESCRIPTION OF THE COMPANY

    Concur Technologies, Inc. (the "Company") is a leading provider of workplace e-commerce solutions that automate costly and inefficient business processes among employees, partners, suppliers, and service providers. In January 1999, the Company introduced Employee Desktop, which integrates Xpense Management Solution ("XMS") and CompanyStore, and will integrate Seeker Workplace in the future through a common user interface. Employee Desktop provides a business portal through which corporate customers and third parties can deliver other information and services to employees. The Company's products, including XMS, CompanyStore, and Seeker Workplace automate the preparation, approval, processing and data analysis of travel and entertainment ("T&E") expense reports, front-office procurement requisitions, and self-service human resources workplace solutions. The Company was originally incorporated in the State of Washington on August 19, 1993, and was re-incorporated in the State of Delaware on November 25, 1998. Operations commenced in 1994.

    On June 1, 1999, pursuant to a Merger Agreement dated May 26, 1999 among Concur and Seeker Software, Inc. ("Seeker") the Company acquired all of the outstanding capital of Seeker. The Company issued 3,419,929 shares of common stock in exchange for all outstanding preferred stock, preferred stock warrants, and common stock of Seeker and assumed all outstanding options in connection with the acquisition of Seeker resulting in the issuance of options to purchase up to 680,234 shares of common stock. This transaction has been accounted for as a pooling of interests. In connection with the merger, the Company incurred merger related costs aggregating approximately $8.9 million consisting primarily of financial advisory fees for both companies' attorneys, accountants, financial printing and other related charges. These consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of Seeker. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. Historically, the fiscal year of Seeker ended on December 31. For purposes of preparing the consolidated financial statements, all Seeker financial statements have been restated to fiscal periods ending on September 30. The consolidated balance sheets as of September 30, 1998 and June 30, 1999 reflect the combination of the balance sheets of Concur and Seeker on those dates. The consolidated statements of operations for all periods presented give effect to the merger as of the inception of Seeker. As such, Seeker's statements of stockholders' equity, operations and cash flows as presented for the periods ended June 30, 1999 and 1998 have been combined with Concur's statements of operations for each of the same periods. These consolidated financial statements are now considered the historical financial statements of the Company.


    UNAUDITED INTERIM FINANCIAL INFORMATION

    The financial information as of June 30, 1999 and for the three and nine month periods ended June 30, 1999 and 1998 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1998 included in the Company's Prospectus, dated July 23, 1999, as filed with the Securities and Exchange Commission in conjunction with the Company's registration of shares of its common stock. Operating results for the three and nine month periods ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire year.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Seeker Software, Inc., Concur Technologies
(UK) Ltd., Concur Technologies Pty. Limited, and 7Software, Inc. ("7Software"). All significant intercompany accounts and transactions are eliminated in consolidation.

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

MARKETABLE SECURITIES

    The Company's marketable securities consist primarily of corporate bonds and commercial paper. Marketable securities are stated at fair value at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities. Marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

    Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified its marketable securities as available-for-sale, which are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At June 30, 1999, the fair value of marketable securities approximates their cost. Therefore, no comprehensive income or loss has been recorded.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for the Company's 1999 Annual Report, but the Company does not anticipate any material effect of this statement on the disclosures in the consolidated annual financial statements.

NOTE 3. INITIAL PUBLIC OFFERING ("IPO"), FOLLOW-ON OFFERING, and PRIVATE
        PLACEMENT

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

    On April 16th, 1999 the Company completed a follow-on offering of its common stock and issued an additional 2,018,620 shares at an offering price of $43.50. The net proceeds to the Company, net of offering costs, were approximately $82.2 million.

    In April 1999, Seeker issued 972,944 shares of Series C preferred stock in a private placement for cash of $9.4 million and conversion of notes payable to stockholders, including accrued interest, totaling $2.6 million.

NOTE 4. NET LOSS PER SHARE

    Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Pro forma net loss per share excluding merger and acquisition related cost, is computed using the weighted average number of common shares used for basic and diluted per share amounts but also assuming that all Concur and Seeker preferred stock outstanding converted to common stock at the time of issuance.

                                                     THREE MONTHS ENDED JUNE 30,        NINE MONTHS ENDED JUNE 30,
                                                   --------------------------------   ------------------------------
                                                         1999              1998            1999              1998
                                                   -------------        -----------   -------------        ---------
                                                             (IN THOUSANDS,                   (IN THOUSANDS,
                                                   EXCEPT SHARE AND PER SHARE DATA)   EXCEPT SHARE AND PER SHARE DATA)
Net loss                                              $ (17,738)        $ (11,132)        $ (34,263)        $(18,469)
                                                      =========         =========         =========         ========
Basic and diluted net loss per common share           $   (0.86)        $   (3.56)        $   (2.29)        $  (5.98)
                                                      =========         =========         =========         ========
Weighted average number of common shares
  used for basic and diluted per share amounts           20,539             3,124            14,948            3,091

Weighted average common shares issuable
  upon pro forma conversion of preferred stock            1,481            10,474             4,331            9,826
                                                      ---------         ---------         ---------         --------
Weighted average number of shares used for
  pro forma per share amounts                            22,020            13,598            19,279           12,917
                                                      =========         =========         =========         ========

Pro forma net loss, excluding merger & acquisition
  related costs                                       $  (8,879)        $  (5,929)         $(25,404)        $(13,266)
                                                      =========         =========         =========         ========
Pro forma net loss per share, excluding merger &
  acquisition related costs                           $   (0.40)        $   (0.44)         $  (1.32)        $  (1.03)
                                                      =========         =========         =========         ========

Note. Pro forma results for the quarter ended June 30, 1999 and 1998 are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles. These results present the operating results of Concur Technologies, Inc. excluding non-recurring charges of $8.9 million and $5.2 million for the quarter ended June 30, 1999 and 1998, respectively, for merger costs and acquired in process technology arising from Concur's June 1999 merger with Seeker Software and June 1998 acquisition of 7Software, respectively.
Shares used in computation of pro forma basic and diluted loss per share results assumes the conversion of all preferred stock to common stock at the time of issuance.


    Options to purchase 3,383,554 shares of common stock with exercise prices of $0.01 to $55.00 per share and warrants to purchase 2,301,407 shares of common stock at a range of $3.65 to $85.00 per share were outstanding as of June 30, 1999. These options and warrants were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

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

OVERVIEW

    We are a leading provider of workplace e-commerce solutions that automate costly and inefficient business processes among employees, partners, suppliers, and service providers in the extended enterprise. Our EmployeeDesktop, which integrates XMS and CompanyStore products today, and will include Seeker Workplace in the future, automates the preparation, approval, processing, and data analysis of travel and entertainment ("T&E") expense reports, front-office procurement requisitions, and self-service human resource workplace solutions. EmployeeDesktop, which was introduced in January 1999, integrates our products through a common user interface and provides a business portal through which corporate customers and third parties can deliver other information and services to employees. We believe we are the leading provider of a suite of workplace e-commerce solution applications, based on a combination of the number of customers we serve and the features our solutions provide. Since 1996, we have licensed products to over 235 enterprise customers for use on over 1.8 million desktops. By automating manual, paper-based processes, our products reduce processing costs and enable customers to consolidate purchases with preferred vendors and negotiate vendor discounts.

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

   On June 1, 1999 we acquired Seeker Software in a business combination accounted for as a pooling of interest. We issued 3,419,929 shares of common stock in exchange for all outstanding preferred stock, preferred stock warrants, and common stock of Seeker, and we converted all outstanding options to purchase Seeker common stock into options to purchase up to 680,234 shares of Concur common stock. These consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of Seeker. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity.

    The consolidated balance sheets as of September 30, 1998 and June 30, 1999 reflect the combination of the balance sheets of Concur and Seeker as of the same periods. The consolidated statements of operations for all periods presented give effect to the merger as of the inception of Seeker. As such, Seeker's statements of stockholders' equity, operations and cash flows for each of the three and nine month periods ended June 30, 1999 and 1998 have been combined with Concur's statements of operations for each of the same periods. These consolidated financial statements are now considered the historical financial statements of the Company.

    In January 1999 we introduced EmployeeDesktop, which provides a common user interface and a common technology platform to integrate our current products and future applications. Additionally, we plan to offer our products as an Internet-based enterprise service provider on a per-transaction or subscription basis to companies seeking to outsource their workplace e-commerce business applications.

    Through June 1996, we derived our revenues from licenses of QuickXpense and related services. In July 1996, we released XMS. Substantially all of our revenues since the fourth quarter of fiscal 1996 have been derived from licenses of XMS and related services, and to a lesser degree, the sale of licenses and services relating to The Seeker Workplace. We expect that the majority of our revenues will continue to be derived from our XMS product line and related services. Our revenues, which consist of software license revenues and service revenues, totaled $28.0 million and $13.8 million in the nine months ended June 30, 1999 and 1998, respectively. Our product pricing is based on the number of users or employees of the customer. Service revenues consist of consulting, customer support, and training.

    We market our software and services primarily through our direct sales organization in the United States, Canada, the United Kingdom and Australia. Revenues from licenses and services to customers outside the United States were $859,000 and $455,000 in the nine months ended June 30, 1999 and 1998. Historically, as a result of the relatively small amount of international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

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

    Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 235 as of June 30, 1998, to 404 as of June 30, 1999, representing an increase of 169 or 72%. As a result of investments in our infrastructure, we have incurred net losses in each fiscal quarter since inception and, as of June 30, 1999, had an accumulated deficit of $77.5 million. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing and professional services staff. In addition, we expect to incur substantial expenses associated with sales personnel, referral fees and marketing programs in future periods as a result of our joint marketing agreements with American Express Travel Related Services Company, Inc. ("TRS") and Automatic Data Processing ("ADP"). Accordingly, we expect to incur net losses for the foreseeable future.

    We have recorded aggregate deferred stock compensation of $3.4 million. Deferred stock compensation is amortized over the life of the options, generally four years. During fiscal 1998, we recorded amortization of deferred stock compensation of $421,000 and during the nine month period ended June 30, 1999, we recorded amortization of deferred stock compensation of $1.2 million.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998

    The following table sets forth certain financial data, derived from the Company's unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for any future period.

    On June 1, 1999, we acquired all of the outstanding capital stock of Seeker Software. The unaudited consolidated financial information has been prepared to reflect the restatement of all periods presented to include the accounts of Seeker Software and Concur after accounting for the merger as a pooling of interests. The historical results of the pooled entities have been combined and presented below which reflect each of their actual operating cost structures and, as a result do not necessarily reflect the cost structure of the newly combined entity.

    The operating results for the three and nine months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for any future period.


                                            THREE MONTHS ENDED JUNE 30,      NINE MONTHS ENDED JUNE 30,
                                            --------------------------       -------------------------
                                              1999            1998            1999            1998
                                            -------          ------          ------          ------
Revenues, net:
  Licenses                                     68.0%           68.1%           67.0%           66.9%
  Services                                     32.0            31.9            33.0            33.1
                                             ------          ------          ------          ------
          Total revenues                      100.0           100.0           100.0           100.0
                                             ------          ------          ------          ------
Cost of revenues:
  Licenses                                      1.6             2.7             2.7             2.3
  Services                                     40.2            37.9            41.2            37.8
                                             ------          ------          ------          ------
          Total cost of revenues               41.8            40.6            43.9            40.1
                                             ------          ------          ------          ------
Gross margin                                   58.2            59.4            56.1            59.9
                                             ------          ------          ------          ------
Operating expenses:
  Sales and marketing                          70.9            80.1            76.0            75.3
  Research and development                     46.5            52.5            47.4            48.3
  General and administrative                   27.8            33.9            26.6            29.7
  Merger & acquisition cost and
       acquired in process technology          79.2            96.1            31.6            37.7
                                             ------          ------          ------          ------
          Total operating expenses            224.4           262.6           181.6           191.0
                                             ------          ------          ------          ------

Loss from operations                         (166.2)         (203.2)         (125.5)         (131.1)
Interest income                                12.3             2.0             8.1             1.7
Interest expense                               (3.9)           (2.4)           (4.2)           (2.7)
Other expense, net                             (0.7)           (2.0)           (0.7)           (1.4)
                                             ------          ------          ------          ------
Net loss                                     (158.5)%        (205.6)%        (122.3)%        (133.5)%
                                             ======          ======          ======          ======

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

    We derive our revenues from software licenses and related services. Our revenues were $11.2 million and $5.4 million for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $5.8 million, or 107%. International revenues were $194,000 and $126,000 for the three months ended June 30, 1999 and 1998, respectively.

    Our license revenues were $7.6 million and $3.7 million for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $3.9 million, or 107%. License revenues represented 68.0% and 68.1% of total revenues for the three months ended June 30, 1999 and 1998, respectively. The increase in revenues from the comparable period in the prior year was due primarily to rising demand of XMS and increasing market acceptance of EmployeeDesktop. EmployeeDesktop was introduced in January 1999 and allows for the integration of XMS, CompanyStore, and, in the future, Seeker Workplace through a common user interface and offers our customers the option to purchase our products separately or as a combined "suite" of our products. In addition to increased market acceptance, the increase in sales is attributable to an increase in the size and productivity of our sales force. At June 30, 1999, our sales force numbered 58, representing an increase of 26 or 81% from the prior year.

    Our service revenues were $3.6 million and $1.7 million for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $1.9 million, or 107%. Service revenues consist primarily of revenues from consulting and implementation service fees, maintenance and, to a lesser extent, training services. Service revenues represented 32.0% and 31.9% of total revenues for the three months ended June 30, 1999 and 1998, respectively. This increase reflected increasing sales of EmployeeDesktop, released in January 1999, as well as increased sales of XMS, CompanyStore, and Seeker Workplace licenses. Additionally, it reflects service revenues recognized with respect to maintenance agreements entered into in the current and prior periods. We believe that the percentage of total revenues represented by service revenues in prior fiscal periods is not indicative of levels to be expected in future periods. In addition, we expect that the proportion of our service revenues to total revenues will fluctuate in the future, depending in part on our use of third-party consulting and implementation service providers as well as market acceptance of our outsourced applications service provider, or ASP, solution.

Cost of Revenues

Cost of License Revenues. Our cost of license revenues includes license fees for sub-licensing third-party software, product media, product duplication, manuals, and amortization of capitalized technology. Our cost of license revenues was $174,000 and $146,000 for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $28,000, or 19%. This increase was principally a result of the amortization of capitalized technology and other intangible assets recorded in connection with the June 1998 acquisition of 7Software. As a percentage of license revenue, cost of license revenues represented 2.3% and 4.0% of license revenues for the three months ended June 30, 1999 and 1998, respectively. We expect that the cost of license revenues in total dollars and as a percentage of sales may continue to fluctuate and may increase depending in part on the timing of new product releases, royalty expenses associated with the sales of third party software, the demand for our current products as well as demand of our outsourced ASP solution.

    Cost of Service Revenues. Our cost of service revenues includes personnel and other costs related to consulting services, technical support, and training. Our cost of service revenues was $4.5 million and $2.1 million for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $2.4 million, or 119%. This increase was primarily due to an increase in professional service support personnel to manage and support our growing customer base. Professional services personnel increased from 66 as of June 30, 1998 to 128 as of June 30, 1999, representing an increase of 62, or 94%. Cost of service revenues was 125.7% and 118.7% of service revenues for the three months ended June 30, 1999 and 1998, respectively. Cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by us and the resources used to provide such services.

Costs and Expenses

    Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, commissions, and bonuses earned by sales and marketing personnel, lead referral fees, travel and entertainment expenses, and promotional expenses. Our sales and marketing expenses were $7.9 million and $4.3 million for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $3.6 million, or 83%. This increase reflects a combination of the overall increase in expenses associated with the increase in revenues as well as our continuing investment in our sales and marketing infrastructure, especially as it relates to our international offices located in the United Kingdom and Australia. During the quarter ended June 30, 1999, we incurred significant personnel-related costs from our additional sales and marketing managers, strategic alliance managers, sales representatives and sales engineers. Sales and marketing employees increased from 72 as of June 30, 1998 to 114 as of June 30, 1999, representing an increase of 42, or 58%. The increase also reflects higher trade show and public relations expenses, and sales referral fees under our agreements with our referral partners, principally American Express and ADP. Sales and marketing expenses represented 70.9% and 80.1% of total revenues for the three months ended June 30, 1999 and 1998, respectively. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and further increase the acceptance of our products. Accordingly, we anticipate we will continue to invest in sales and marketing for the foreseeable future, and sales and marketing expenses will increase in absolute dollars, although they may decline as a percentage of total revenues.

    Research and Development. Our research and development expenses consist primarily of salaries and benefits for software engineers, program managers, and quality assurance personnel as well as payments to outside contractors. Our research and development expenses were $5.2 million and $2.8 million for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $2.4 million, or 83%. This increase was primarily related to the increase in software developers, program management and quality assurance personnel and outside contractors to support our expanded product lines and ongoing product development of EmployeeDesktop, as well as our individual products including XMS, CompanyStore, and Seeker Workplace. Our research and development employees increased from 68 as of June 30, 1998 to 118 as of June 30, 1999, representing an increase of 50, or 74%. Research and development costs represented 46.5% and 52.5% of total revenues for the three months ended June 30, 1999 and 1998, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product lines, and to enhance the common technology platform for our suite of products. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

    General and Administrative. Our general and administrative expenses consist primarily of salaries, benefits, and related costs for our executive, finance, administrative, business development, and information services personnel. Our general and administrative expenses were $3.1 million and $1.8 million for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $1.3 million, or 69%. This increase was primarily the result of additional finance, executive, information technology and human resources personnel to support the growth of our business, an increase of outside contractors associated with increased recruiting efforts, expanded human resources programs and an increase in the amortization of deferred stock compensation. Our general and administrative employees increased from 29 as of June 30, 1998 to 44 as of June 30, 1999, representing an increase of 15, or 52%. General and administrative costs represented 27.8% and 33.9% of our total revenues for the three months ended June 30, 1999 and 1998, respectively. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and expenses associated with being a public company, including public reporting expenses, directors' and officers' liability insurance, investor relations programs and professional services fees.

    Merger and Acquisition Costs and Acquired In-Process Technology. In connection with the acquisition of Seeker Software in May 1999, we recorded a charge to operating expenses of approximately $8.9 million for direct and other acquisition-related costs pertaining to the transaction. Acquisition costs consisted primarily of financial advisor fees for both companies, attorneys, accountants, financial printing and other related charges. In connection with the acquisition of 7Software, we recorded a one-time charge of $5.2 million for in-process technology as an expense in the quarter ended June 30, 1998.


    Interest Income and Interest Expense. Our interest income was $1.4 million and $107,000 for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $1.3 million. This increase reflects interest income earned on the higher cash and cash equivalents and marketable securities balances resulting from the proceeds received in December 1998 and April 1999 from our initial public offering and follow on offering, respectively. Our interest expense was $438,000 and $128,000 for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $310,000. This increase was due to additional bank borrowings and higher capital lease obligations.

    Provision for Income Taxes. No provision for federal and state income taxes has been recorded because we have experienced net losses since inception which has resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

NINE MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

    Total revenues were $28.0 million and $13.8 million for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of $14.2 million, or 102%. International revenues were $859,000 and $455,000 for the nine months ended June 30, 1999 and 1998, respectively.

    Our license revenues were $18.8 million and $9.2 million for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of $9.6 million, or 103%. License revenues represented 67.0% and 66.9% of total revenues for the nine months ended June 30, 1999 and 1998, respectively. The increase in revenues from the prior year period was due primarily to the market acceptance of EmployeeDesktop, as well as ongoing demand of XMS, Seeker Workplace, and CompanyStore. Also driving this increase in revenues was an increase in the size and productivity of our sales force, and sales related to referrals attributable to our December 1997 strategic marketing alliance agreement with American Express Company ("American Express") and our November 1998 strategic marketing alliance agreement with ADP.

    Our service revenues were $9.2 million and $4.6 million for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of $4.6 million, or 101%. Service revenues represented 33.0% and 33.1% of total revenues for the nine months ended June 30, 1999 and 1998, respectively. This increase reflected increased sales of XMS, CompanyStore, and Seeker Workplace licenses in fiscal 1999 as well as revenues recognized with respect to maintenance agreements entered into in the current and prior periods. We believe that the percentage of total revenues represented by service revenues in prior fiscal periods is not indicative of levels to be expected in future periods. In addition, we expect that the proportion of our service revenues to total revenues will fluctuate in the future depending in part on our use of third-party consulting and implementation service providers as well as market acceptance of our ESP solution.

Cost of Revenues

    Cost of License Revenues. Our cost of license revenues was $747,000 and $318,000 for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of $429,000, or 135%. This increase was principally a result of the amortization of capitalized technology recorded in connection with the June 1998 acquisition of 7Software, increased expenses associated with sub-licensing of third-party software due to increased sales of XMS, and the costs of production, manuals and other media associated with the release of both EmployeeDesktop 5.0 and CompanyStore 5.0 during the second quarter of fiscal 1999. Cost of license revenues represented 4.0% and 3.4% of license revenues for the nine months ended June 30, 1999 and 1998, respectively. We expect that the cost of license revenues may increase significantly as a percentage of total revenues and as a percentage of license revenues upon the introduction of our outsourced ASP solution and will fluctuate in the future depending in part on the demand for our current products and our outsourced ASP solution.

    Cost of Service Revenues. Our cost of service revenues was $11.5 million and $5.2 million for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of $6.3 million, or 121%. This increase was primarily due to an increase in professional service support personnel to manage and support our growing customer base. Cost of service revenues was 125% and 114% of service revenues for the nine months ended June 30, 1999 and 1998, respectively. Cost of service revenues as a percentage of service revenues may vary between periods due to the mix of services provided by us and the resources used to provide such services.

Costs and Expenses

    Sales and Marketing. Our sales and marketing expenses were $21.3 million and $10.4 million for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of $10.9 million, or 104%. This increase reflects a combination of the overall increase in expenses associated with the increase in revenues as well as our continuing investment in our sales and marketing infrastructure, especially as it relates to our international offices located in the United Kingdom and Australia. Trade show expenses, public relations fees and sales referral fees also contributed to the overall increase in sales and marketing expenses. Sales and marketing expenses represented 76.0% and 75.3% of total revenues for the nine months ended June 30, 1999 and 1998, respectively. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and further increase the acceptance of our products, into a common user interface. Accordingly, we anticipate we will continue to invest significantly in sales and marketing for the foreseeable future, and sales and marketing expenses will continue to increase in future periods.

    Research and Development. Our research and development expenses were $13.3 million and $6.7 million for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of $6.6 million, or 98%. This increase was primarily related to the increase in software engineers, program management and quality assurance personnel and outside contractors to support our expanded product lines and ongoing product development of EmployeeDesktop, including XMS, CompanyStore, and Seeker Workplace. Research and development costs represented 47.4% and 48.3% of total revenues for the nine months ended June 30, 1999 and 1998, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product lines, and to enhance the common technology platform for our suite of products. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

    General and Administrative. Our general and administrative expenses were $7.5 million and $4.1 million for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of $3.4 million, or 81%. This increase was primarily the result of additional general and administrative personnel to support the growth of our business, an increase of outside contractors associated with increased recruiting efforts, an increase in the amortization of deferred stock compensation, and an increase in the allowance for doubtful accounts related to our increase in revenues. General and administrative costs represented 26.6% and 29.7% of our total revenues for the nine months ended June 30, 1999 and 1998, respectively. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and expenses associated with being a public company, including public reporting expenses, directors' and officers' liability insurance, investor relations programs and professional services fees.

    Merger and Acquisition Costs and Acquired In-Process Technology. In connection with the acquisition of Seeker Software in May 1999, we recorded a charge to operating expenses of approximately $8.9 million for direct and other acquisition-related costs pertaining to the transaction. Acquisition costs consisted primarily of financial advisor fees for both companies, attorneys, accountants, financial printing and other related charges. In connection with the acquisition of 7Software, we recorded a one-time charge of $5.2 million for in-process technology as an expense in the quarter ended June 30, 1998.

    Interest Income and Interest Expense. Our interest income was $2.3 million and $233,000 for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of approximately $2.0 million. This increase reflects interest income earned on the higher cash, cash equivalents and marketable securities balances as a result of proceeds received in December 1998 and April 1999 from our initial public offering and follow on offering, respectively. Interest expense was $1.2 million and $376,000 for the nine months ended June 30, 1999 and 1998, respectively, representing an increase of $798,000. This increase was due to additional bank borrowings and higher capital lease obligations.

    Provision for Income Taxes. No provision for federal and state income taxes has been recorded because we have experienced net losses since inception which has resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

FINANCIAL CONDITION

    Our total assets were $147.2 million and $28.6 million as of June 30, 1999 and September 30, 1998, respectively, representing an increase of $118.6 million, or 414%. This increase was primarily due to cash proceeds raised from the sales of our common stock in our December 1998 initial public offering ("IPO"), and our April 1999 follow-on offering. As of June 30, 1999, we had $128.6 million of cash and cash equivalents and marketable securities, compared to $17.1 million as of September 30, 1998, representing an increase of $111.5 million, or 654%. During December 1998, we issued 3,365,000 shares of our common stock in connection with our IPO, netting us, after offering costs, approximately $37.4 million. In connection with our IPO, we also received proceeds totaling $2.6 million from the exercise of a warrant to purchase 225,000 shares of our common stock. On April 16th, 1999 we completed a follow-on offering of our common stock and issued an additional 2,018,620 shares at an offering price of $43.50. The net proceeds, net of offering costs, were approximately $82.2 million.

    Our accounts receivable was $9.4 million and $6.0 million as of June 30, 1999 and September 30, 1998, respectively, representing an increase of $3.4 million, or 55%. This increase was principally a result of increased license revenues and service revenues associated with the sale of EmployeeDesktop, including sales of XMS, CompanyStore, and Seeker Workplace. Days' sales outstanding ("DSO") in accounts receivable was 79 days as of June 30, 1999 and 81 days as of September 30, 1998, respectively. We expect that DSO will fluctuate significantly in future quarters, and most likely will increase. Deposits and other assets increased primarily due to a prepayment for a sales referral, marketing, and business partnership.

    Our total current liabilities were $32.9 million and $15.4 million as of June 30, 1999 and September 30, 1998, respectively, representing an increase of $17.5 million, or 113%. This increase consists primarily of an increase in accounts payable, accrued liabilities, and accrued commissions of $15.5 million. The increase in accounts payable and accrued liabilities was primarily due to expenses incurred but unpaid as of June 30, 1999 relating to the follow-on offering of our common stock, liabilities incurred relating to our merger with Seeker Software in June 1999, as well as our increased growth and ongoing business activities.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations primarily through sales of equity securities and to a lesser degree the use of long-term debt, notes payable to shareholders, and equipment leases. Prior to our initial public offering, we had raised approximately $39.3 million, net of offering costs from the issuance of preferred stock, and approximately $15.0 million from the issuance of notes payable to shareholders and long-term debt, and had financed equipment purchases totaling approximately $3.6 million.

    In December 1998, we completed our initial public offering and received approximately $37.4 million in cash, net of underwriting discounts, commissions and other offering costs. In connection with the IPO, warrants were exercised to purchase 225,000 shares of common stock at a price of $11.625 per share, resulting in additional proceeds to us totaling $2.6 million. In April 1999, we completed a follow-on offering and received approximately $82.2 million in cash, net of underwriting discounts, commissions and other offering costs. Also in April 1999, Seeker Software issued preferred stock of $12.0 million in exchange for $9.4 million in cash and the conversion of notes payable to shareholders,and including accrued interest, totaling $2.6 million. Our sources of liquidity as of June 30, 1999 consisted principally of cash and cash equivalents and marketable securities, all totaling $128.6 million, and approximately $3.5 million of available borrowings under a line of credit.

    Net cash used in operating activities was $20.7 million and $8.7 million in the nine months ended June 30, 1999 and 1998, respectively, representing an increase of $12.0 million, or 137%. For such periods, net cash used by operating activities was primarily a result of funding ongoing operations.

    Since 1995, our investing activities have consisted of purchases of property and equipment. Capital expenditures, including those under capital leases, totaled $3.1 million and $1.9 million in the nine months ended June 30, 1999 and 1998, respectively, representing an increase of $1.2 million, or 63%. We finance the majority of our acquisitions of property and equipment, primarily computer hardware and software for our increasing employee base as well as for our management information systems, primarily through capital leases. We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We do not expect to incur significant costs to make our internal information systems Year 2000 compliant because we believe such information systems are designed to function properly through and beyond the year 2000.

    Our financing activities provided $133.8 million in the nine month period ending June 30, 1999 compared with $20.9 in the nine month period ending June 30, 1998. In the nine months ended June 30, 1999, cash provided by financing activities consisted primarily of $37.4 million from our initial public offering, $2.6 million from the exercise of warrants as a result of the IPO, and $82.2 million from our follow-on offering. Additionally, we raised $9.4 million in connection with the offering of Seeker Software's preferred stock in April 1999.

    Prior to March 15, 1999, we had a line of credit with a bank for $2.0 million. On March 15, 1999, the credit facility was amended to increase the borrowing amount to $4.0 million and to extend the expiration date to March 2000. This $4.0 million line of credit bears interest at the lending bank's prime rate plus 1.5%. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $4.0 million and are secured by substantially all of our non-leased assets. As of June 30, 1999, we had not borrowed under the line of credit; however, there were approximately $500,000 in standby letters of credit outstanding. Approximately $3.5 million remains available under this line as of June 30, 1999.

In September 1997, we entered into a $1.0 million senior term loan facility with the same bank with which we have the line of credit, pursuant to the terms of a security and loan agreement. In April 1998, the loan agreement was amended to allow for additional borrowings up to a total of $3.0 million. The facility, which bears interest at the lending bank's prime rate less 1.0%, matures on February 15, 2001. Payments were interest only through February 15, 1999, at which time we started to pay off the facility in 24 equal monthly principal payments plus interest. The loan agreement contains certain financial restrictions and covenants, with which we are currently in compliance. As of June 30, 1999, the outstanding indebtedness under the loan agreement was $2.5 million.

    In July 1997, we entered into a subordinated loan and security agreement with an equipment lessor in the principal amount of $1.5 million which bears interest at an annual rate of 8.5%. In May 1998, the subordinated loan agreement was amended to allow for additional borrowings of $5.0 million bearing interest at an annual rate of 11% on the first $3.5 million and 12.5% on the remaining $1.5 million, which expired on December 31, 1998. The notes are due in varying monthly installments through April 2002, and contain certain restrictions and covenants, with which we are currently in compliance. At June 30, 1999, the outstanding indebtedness under the subordinated loan agreement was $3.9 million.

    We also have an equipment line of credit with a bank which allows for borrowings up to $1.0 million which is no longer available for additional borrowings. Principal payments of approximately $32,000, plus interest which accrues at the prime rate plus 1.5% are due monthly through October 2001. At June 30, 1999, the outstanding indebtedness under the equipment line of credit was $500,000.

    In September 1998, we entered into an additional subordinated promissory note agreement with an equipment lessor in the principal amount of $2.0 million. The note bears interest at 11%, payments are due in monthly installments of approximately $65,000 including interest, and the note matures in November 2001. At June 30, 1999, the outstanding indebtedness under the subordinated loan agreement was $1.7 million.

    On August 11, 1998, we issued a warrant to TRS to purchase shares of our Series E preferred stock which, in connection with our initial public offering in December 1998, converted into a warrant to purchase 2,325,000 shares of our common stock. In December 1998, TRS exercised a portion of the warrant to purchase 225,000 shares at $11.625 per share. Additionally, under the warrant, TRS may acquire 700,000 shares at any time on or before October 15, 1999 at a cash purchase price of $33.75 per share, 700,000 additional shares at any time on or before January 15, 2001 at a cash purchase price of $50.625 per share, and 700,000 shares at any time on or before January 15, 2002 at a cash purchase price of $85.00 per share.

    We currently anticipate that for the foreseeable future we will continue to experience significant growth in our operating expenses related to augmenting our sales and marketing operations, increasing research and development and extending our professional service capabilities. We also anticipate developing new distribution channels, improving our operational and financial systems, entering new markets for our products and services, and possibly acquiring or investing in complementary businesses, products or technologies or investing in joint ventures. Such expenditures will be a material use of our cash resources. We believe that our existing cash and cash equivalents and marketable securities and available bank borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements, or otherwise. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

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

    Our Year 2000 Compliance Task Force, composed of high-level representatives of the product management, information systems, technical services and legal departments, continues to implement the Year 2000 readiness of our operations, products, and relationships. The phases of our Year 2000 program include:

    (1) assignment of responsibility for external issues, such as products developed by us and licensed to customers, and internal issues, such as systems, facilities, equipment, software, and legal audit;

    (2) inventory of all aspects of our operations and relationships subject to the Year 2000 problem;

    (3) comprehensive analysis, including impact analysis and cost analysis, of our Year 2000 readiness, as well as business contingency planning; and

    (4) remediation and subsequent testing.

    We have tested our software products and have determined that the currently shipping versions of all of our software products are Year 2000 compliant, with a patch or update provided to authorized licensees for no charge, consistent with the Year 2000 compliance specifications established by the British Standards Institute's DISC PD-2001. Some product versions no longer shipping had Year 2000 issues that have already been resolved with patches or updates provided at no charge to authorized licensees. Some earlier product versions no longer shipping that have Year 2000 issues will be patched or updated timely with no charge to authorized licensees. Some remaining older versions not currently shipping may not be supported beyond December 1999; however, our customer base has been notified of this fact via our Web site and certain of our customers of such older versions will be timely notified and will be timely provided a free upgrade to at least the next more current Year 2000 compliant version.

    We are evaluating the Year 2000 compliance of our products currently under development. We plan to continue to test our current and future products by applying our Year 2000 compliance criteria and to include any necessary modifications the compliance process reveals. We have completed Phases 1 and 2 of our program. We anticipate completing Phase 3 and 4 in August 1999.

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

    We are also reviewing our internal management information and other systems in order to identify any products, services or systems that are not Year 2000 compliant, in order to take corrective action. To assist us in this initiative, we have retained the services of a Year 2000 consulting firm. To date, we have not encountered any material Year 2000 problems with our computer systems or any other equipment that might be subject to such problems. Our plan for the Year 2000 calls for compliance verification of external vendors supplying software and information systems to us and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of our assessment, we are evaluating the level of validation we will require of third parties to ensure their Year 2000 compliance and are in process of circulating letters to our suppliers and other business partners requesting their Year 2000 compliance status. We are taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant. In the event that any such third parties' products, services or systems do not meet the Year 2000 requirements on a timely basis, our business could be materially adversely affected. We could also experience material adverse effects on our business if we fail to identify all Year 2000 dependencies in our systems and in the systems of our suppliers, customers and financial institutions. Therefore, we plan to develop contingency plans for continuing operations in the event such problems arise, but do not presently have a finalized contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. We have not completed our Year 2000 investigation, and there can be no assurance that the total cost of Year 2000 compliance will not be material to our business. We may not identify and remediate all significant Year 2000 problems on a timely basis, remediation efforts may involve significant time and expense, and unremediated problems may have a material adverse effect on our business.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OUR SHORT OPERATING HISTORY AND SIGNIFICANT LOSSES MAKE OUR BUSINESS DIFFICULT TO EVALUATE.

     We are still in the early stages of our development, so evaluating our business operations and our prospects is difficult. We incorporated in 1993 and have incurred net losses in each quarter since then. We shipped our first product in fiscal 1995, and since fiscal 1997 have derived substantially all of our revenues from licenses of our XMS product and related services, and to a lesser degree, the sale of licenses and services relating to The Seeker Workplace. To compete effectively, we expect to devote substantial cash, financial and other resources to expanding our sales and marketing, research and development, and professional services organizations. These investments may never produce a profit. We incurred net losses of $5.1 million for fiscal 1996, $7.6 million for fiscal 1997, $26.2 million for fiscal 1998 and $34.3 million for the nine months ended June 30, 1999. As of June 30, 1999, we had an accumulated deficit of $77.5 million. We expect to continue to incur net losses for the foreseeable future. Despite substantial net operating loss carryforwards as of June 30, 1999, tax laws may limit their use in the future upon the occurrence of certain events, including a significant change in ownership interests.

OUR OPERATING RESULTS FLUCTUATE WIDELY AND ARE DIFFICULT TO PREDICT.

    In the past our quarterly operating results have fluctuated significantly, and we expect them to continue to fluctuate in the future. Our products are typically shipped when orders are received, so license backlog at the beginning of any quarter in the past represented only a small portion of that quarter's expected license revenues. This makes license revenues in any quarter difficult to forecast because they depend on orders booked and shipped in that quarter. Moreover, we typically recognize a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. If revenues fall below our expectations in a particular quarter, our business could be harmed.

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

OUR EXPANSION INTO THE FRONT-OFFICE PROCUREMENT APPLICATION AND HUMAN RESOURCE SELF-SERVICE APPLICATION MARKETS IS RISKY.

    We recently added the CompanyStore front-office procurement application and The Seeker Workplace human resource self-service application to our product line. To date, we have licensed our front-office procurement and human resource self-service applications, collectively, to less than 40 customers.
Our future revenue growth depends on our ability to license
CompanyStore and The Seeker Workplace to new customers and our existing base of XMS customers. Potential and existing customers may not purchase CompanyStore, or The Seeker Workplace for a number of reasons, including:

    -   an absence of desired functionality;

    -   the costs of and time required for implementation;

    -   possible software defects; and

    - a customer's lack of the necessary hardware, software or Intranet infrastructure.

    Further, we must overcome certain significant obstacles to expand into the front-office procurement application and human resource self-service application markets, including:

    -   competitors that have more experience and better name recognition;

    - the limited experience of our sales and consulting personnel in the front-office procurement application and human resource self-service application markets; and

    - our limited reference accounts in the front-office procurement application and human resource self-service application markets.

    Our business could be harmed if we fail to deliver the enhancements to CompanyStore and The Seeker Workplace that customers want.

WE FACE SIGNIFICANT COMPETITION.

    The market for our products is intensely competitive and rapidly changing. Direct competition comes from independent software vendors of travel and entertainment expense management, front-office procurement applications and human resource self-service applications, and from providers of enterprise resource planning, or ERP, software applications that have or may be developing travel and entertainment expense management, front-office procurement products, and human resource self service applications. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. Moreover, a number of our competitors, particularly major ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. We also face indirect competition from potential customers' internal development efforts and have to overcome their reluctance to move away from existing paper-based systems.

WE MAY EXPERIENCE DIFFICULTIES IN INTRODUCING NEW PRODUCTS AND UPGRADES.

    Through our acquisition of Seeker Software in June 1999, we added The Seeker Workplace to our product suite. We expect to add additional workplace e-commerce applications to our product suite by acquisition or internal development, and to develop enhancements to our existing applications. We have experienced delays in the planned release dates of our software products and upgrades, and we have discovered software defects in new products after their introduction. New products or upgrades may not be released according to schedule, or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. If we do not develop, license or acquire new software products, or deliver enhancements to existing products on a timely and cost-effective basis, our business will be harmed.

WE HAVE LIMITED EXPERIENCE SELLING OUR PRODUCTS AS A SUITE AND OUR EMPLOYEEDESKTOP MODEL MAY FAIL.

    We recently introduced EmployeeDesktop, which integrates XMS and CompanyStore as a suite of applications. Through our acquisition of Seeker Software, Inc. in June 1999, we added the Seeker Workplace to our suite of products. We plan to incorporate the Seeker Workplace into EmployeeDesktop. Until recently we have not sold our products as a suite, and we do not know whether customers will prefer to buy our products this way. In an effort to increase overall revenues, we expect to offer our integrated suite of applications at prices that will be lower than would be the case for the applications sold separately. This may have the effect of reducing per-user revenues. We also expect that selling our products as a suite will lengthen our sales cycle because the sale is more complex and is more likely to involve information technology specialists at the prospective customer. Because we are inexperienced selling our products this way, we cannot predict whether it will hurt our business.

OUR PLAN TO SELL PRODUCTS AS AN INTERNET-BASED APPLICATION SERVICE PROVIDER MAY FAIL.

    In addition to licensing our software applications, we plan to offer them as an Internet-based application service provider, or ASP. We would price solutions on a per-transaction basis or on a subscription basis to companies seeking to outsource their workplace e-commerce business applications. This business model is unproven and represents a significant departure from the strategies traditionally employed by us and other enterprise software vendors. We have no experience selling products or services as an ASP, and our efforts to develop this ASP business may significantly divert our revenues and management time and attention. In connection with our planned ASP business model, we will engage third-party service providers to perform many of the necessary services as independent contractors, and we will be responsible for monitoring their performance. We have limited experience outsourcing services or other important business functions in the past, and independent contractors may not perform those services adequately. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed. In addition, we plan to use resellers to market ASP products. We have no experience utilizing resellers and we may not be successful in this effort.

    If customers determine that our products are not scalable, do not provide adequate security for the dissemination of information over the Internet, or are otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept our products for use on the Internet or on a per-transaction or subscription basis, our business will be harmed. As an outsourced ASP provider, we may regularly receive large amounts of confidential information, including credit card, travel booking, employee, and other financial and accounting data through the Internet or extranets, and there can be no assurance that this information will not be subject to computer break-ins, theft and other improper activity that could jeopardize the security of information for which we are responsible. Even if our strategy of offering products to customers over the Internet is successful, some of those Internet customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements. Any such shift in potential license revenues to the ASP model, which is unproven and potentially less profitable, could harm our business.

    In addition, as an increasing proportion of our business moves to this business model, our revenues may be inconsistent and hard to predict, given that revenues under this new business model are recognized ratable over the contract term whereas most of our revenues under the traditional licensing arrangements are recognized in the same quarter that the contract is signed.

WE HAVE LIMITED EXPERIENCE WITH LARGE-SCALE DEPLOYMENT, WHICH IS IMPORTANT TO OUR FUTURE SUCCESS.

    To date only a limited number of customers have deployed XMS and The Seeker Workplace on a large scale, and no customer has deployed CompanyStore on a large scale. We think that the ability of large customers to roll out our products across large numbers of users is critical to our success. If our customers cannot successfully implement large-scale deployments, or they determine that our products cannot accommodate large-scale deployments, our business would be harmed.

IT IS IMPORTANT FOR US TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS.

    To offer products and services to a larger customer base than we can reach through direct sales, telesales and internal marketing efforts, we depend on strategic referral relationships. If we were unable to maintain our existing strategic referral relationships or enter into additional strategic referral relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our products and services. Our success depends in part on the ultimate success of our strategic referral partners and their ability to market our products and services successfully. A significant number of our new XMS sales have come through referrals from American Express, but American Express is not obligated to refer any potential customers to us, and it may enter into strategic relationships with other providers of expense reporting and front-office procurement applications.

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

FUTURE ACQUISITIONS MIGHT HARM OUR BUSINESS.

    As part of our business strategy, we might seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition opportunity, we might not be able to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We have completed only two acquisitions to date, 7Software, Inc. and Seeker Software, Inc. We may not be able to select, manage or absorb any future acquisitions successfully. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, would divert management time and other resources. We may have to use a substantial portion of our available cash to consummate an acquisition. On the other hand, if we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. In addition, we cannot assure you that any particular acquisition, even if successfully completed, will ultimately benefit our business.

WE MAY NOT MEET OUR EXPECTATIONS FOR THE SEEKER SOFTWARE ACQUISITION.

    Our acquisition of Seeker Software in June 1999 was a significant investment. The purchase price for Seeker Software included shares of our common stock and options to purchase shares of our common stock, together representing an aggregate of approximately 18% of our outstanding common stock as of June 30, 1999. In connection with the acquisition, we recorded in the third quarter a charge to operating expenses of approximately $8.9 million for direct and other acquisition-related costs pertaining to the transaction. Acquisition costs consisted primarily of financial advisor fees for both companies, attorneys, accountants, financial printing and other related charges. We may incur additional costs in the future in integrating the business of Seeker Software with our business. We were willing to pay such costs to acquire a company and products which we believe will allow us to provide a comprehensive automation and transaction processing suite, including travel expense management, front-office procurement and human resources self-service solutions, fully integrated into a single business portal. We plan to integrate the Seeker Software business with our own, including product development efforts focused on fully integrating The Seeker Workplace into EmployeeDesktop. We also expect to be able to sell our newly-acquired The Seeker Workplace applications to some of the existing customers of our EmployeeDesktop, XMS and CompanyStore products, and to sell EmployeeDesktop, XMS and CompanyStore to existing customers of The Seeker Workplace. We may not, however, be able to meet our expectations for the acquisition. We may encounter substantial difficulties and financial risks such as:

    - difficulty assimilating the operations, technology and personnel of the combined companies;

    -   disruption of our ongoing business;

    -   potential difficulties in completing projects;

    -   problems retaining key technical and managerial personnel;

    -   additional operating losses and expenses of the acquired business; and

    - impairment of relationships with existing customers, business partners and employees.

    In addition, recent actions and comments from the Securities and Exchange Commission have indicated that they are scrutinizing the application of the pooling of interest method of accounting for business combinations. While we believe we are in compliance with the rules and related guidance as they currently exist, we can provide no assurance that the Commission will not challenge our conclusions and ultimately seek to treat this transaction under the purchase method of accounting for business combinations. This could result in the restatement of financial statements requiring the recording of goodwill and related amortization expense and as such could have a material negative impact on our financial results for the periods subsequent to the acquisition.

    We cannot assure you that we will be successful in overcoming these or any other problems or risks in connection with the acquisition of Seeker Software. Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not adversely affect our financial condition or results of operations.

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

WE MUST ATTRACT AND RETAIN QUALIFIED PERSONNEL, PARTICULARLY SERVICE PERSONNEL.

    Our success depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, sales and consulting personnel in the market segments in which we compete. Many of our competitors for experienced personnel have greater financial and other resources than we have. In particular, we compete for personnel with Microsoft Corporation, which is located in the same geographic area as our headquarters. We also compete for personnel with other software vendors, including ERP vendors, and with consulting and professional services companies. In addition, our customers generally purchase consulting and implementation services. While we have recently established relationships with some third-party providers, we continue to be a significant provider of these consulting and implementation services. It is difficult and expensive to recruit, train and retain qualified personnel to perform these services, and we may from time to time have inadequate levels of staffing to perform these services. As a result, our growth could be limited due to our lack of capacity to provide such services, or we could experience deterioration in service levels or decreased customer satisfaction, any of which would harm our business.

WE DEPEND ON OUR DIRECT SALES MODEL.

    We sell our products primarily through our direct sales force. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our inability to hire competent sales personnel, or our failure to retain them, would harm our business.

    In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers. In the future, we intend to develop indirect distribution channels through third-party distribution arrangements, but we may not be successful in establishing those arrangements, or they may not increase revenues. Furthermore, we plan to use resellers to market our ASP products in particular. We have limited experience utilizing resellers to date. The failure to develop indirect channels may place us at a significant competitive disadvantage.

WE DEPEND ON SERVICE REVENUES TO INCREASE OUR OVERALL REVENUES.

    Our service revenues have increased each year as a percentage of total revenues. Service revenues represented 12.8% of total revenues for fiscal 1996, 27.8% of total revenues for fiscal 1997, 34.5% of total revenues for fiscal 1998 and 33.0% of total revenues for the nine months ended June 30, 1999. We anticipate that service revenues will continue to represent a significant percentage of total revenues. To a large extent, the level of service revenues depends upon the ongoing renewals of customer support contracts by our growing installed customer base. Customer support contracts might not be renewed. And, if third-party organizations such as systems integrators become proficient in installing or servicing our products, consulting revenues could decline. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to successfully recruit and train a sufficient number of qualified services personnel.

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

    Revenues from customers outside the United States, primarily in the United Kingdom, Canada and Australia, were insignificant prior to fiscal 1997, and represented approximately $1.3 million in fiscal 1997, $810,000 in fiscal 1998 and $859,000 in the nine months ended June 30, 1999. A key component to our business strategy is to expand our sales and support operations internationally. We employ sales professionals in London and Sydney and intend to establish additional international sales offices, expand our international management, sales and support organizations, and enter into relationships with additional international remarketers. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract remarketers that will be able to market our products effectively.

    We must also customize our products for local markets. For example, our ability to expand into the European market will depend on our ability to develop a travel and entertainment expense management solution that incorporates the tax laws and accounting practices followed in Germany and other European countries, and to develop workplace e-commerce applications that support the Euro. Further, if we establish significant operations overseas, we may incur costs that would be difficult to reduce quickly because of employee practices in those countries.

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

OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY IS LIMITED AND OUR PRODUCTS MAY BE SUBJECT TO INFRINGEMENT CLAIMS BY THIRD PARTIES.

    We are dependent upon our proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary information. In some cases, we are using marks to which we do not have federal trademark registration and certain of these marks for which we have filed for federal registration may not be ultimately be registrable and we may have incomplete rights to use these marks. We have also taken steps to avoid disclosure of our proprietary technology by generally restricting customer access to our products' source code and requiring all employees and contractors to enter into confidentiality and invention assignment agreements. However, certain of our customers and partners have received access to source code versions of our products in order to facilitate more extensive testing of our products and certain of our former technical personnel and contractors did not execute such confidentiality and invention assignment agreements. Further, we only recently began requiring contractors and temporary employees to execute our confidentiality agreement rather than executing the confidentiality agreements maintained by temporary agencies or not executing any such agreements. We presently have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great as extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting these proprietary rights will be adequate, nor that our competitors will not independently develop similar technology. In addition, we cannot assure you that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition.

OUR REVENUE RECOGNITION POLICY MAY CHANGE WHEN DEFINITIVE GUIDANCE IS AVAILABLE.

    We recognize revenues from sales of software licenses when we sign a non-cancelable license agreement with a customer, the software is shipped, no significant post-delivery vendor obligations remain and collection is deemed probable. We recognize customer support revenues ratably over the contract term (which is typically one year) and recognize revenues for consulting services as such services are performed. We believe our current revenue recognition policies and practices are consistent with applicable accounting standards. However, full guidelines for recently introduced software revenue recognition standards have not yet been issued. Once available, such guidance could lead to unanticipated changes in our current revenue accounting practices, and such changes could significantly reduce our future revenues and earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Our Plan To Sell Products As An Internet-Based Applications Service Provider May Fail."

YEAR 2000 COMPLIANCE COSTS ARE DIFFICULT TO ASSESS.

    Based on our assessment to date, we believe the current versions of our software products are capable of adequately distinguishing 21st century dates from 20th century dates. However, our products are generally integrated into enterprise systems involving sophisticated hardware and complex software products, which may not be Year 2000 compliant. We may in the future be subject to claims based on Year 2000 problems in others' products, Year 2000 problems alleged to be found in our products, Year 2000-related issues arising from the integration of multiple products within an overall system, or other Year 2000-related claims. In addition, earlier versions of our products were not Year 2000 compliant, and we do not intend to make them Year 2000 compliant. We also need to ensure Year 2000 compliance of our own internal computer and other systems, to continue testing our software products, to audit the Year 2000 compliance status of our suppliers and business partners, and to conduct a legal audit. We have not completed our Year 2000 investigation and overall compliance initiative, and the total cost of Year 2000 compliance may be material and may harm our business.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d) USE OF PROCEEDS.

    On December 16, 1998, we commenced and completed our IPO. The managing underwriters in the IPO were BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Piper Jaffray Inc. (the "Underwriters"). The shares of common stock sold in our IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-62299), which was declared effective by the Securities and Exchange Commission ("SEC") on December 15, 1998. We sold a total of 3,365,000 shares of common stock registered under the Registration Statement (including 465,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option). An additional 200,000 shares of common stock were sold on behalf of certain selling stockholders as part of the same offering. The initial public offering price was $12.50 per share for an aggregate initial public offering of $44.6 million. After deducting the underwriting discounts and commissions and the IPO expenses, the net proceeds to us from our IPO were $37.4 million.

    From the time of receipt through June 30, 1999, we have applied the proceeds of the IPO accordingly:

        Acquisition of Seeker Software Inc.: $8.9 million

        Repayment of indebtedness: $1.2 million

        Working capital: $14.3 million

The foregoing amount represents the Company's best estimates of its use of proceeds for the period indicated. We have not used any of the net offering proceeds for construction of a plant, building or facilities, or purchases of real estate. None of the net offering proceeds were paid, and none of the offerings' expenses were for payments, directly or indirectly to directors, officers or general partners of us or our associates, persons owning 10% or more of any class of our securities, or affiliates of us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
   -----------                        ----------------------
    27.01         Financial Data Schedule.

Reports on Form 8-K

    On June 15, 1999, the Company filed on 8-K under Item 2 and Item 7 announcing the completion of the Seeker Software acquisition.

    On August 12, 1999, the Company filed an 8-K/A under Item 7 amending certain financial statements, exhibits, and other portions of its Current Report on Form 8-K dated June 1, 1999, relating to the completion of the Seeker Software acquisition.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant and as the principal financial officer thereof.

Dated August 16, 1999                  CONCUR TECHNOLOGIES, INC.

                                       By /s/ Sterling R. Wilson
                                          --------------------------------------
                                          Sterling R. Wilson
                                          Chief Financial Officer and Executive
                                          Vice President of Operations