Form 10-K
period 1999-09-30
CONCUR TECHNOLOGIES INC
filed 1999-12-29
CIK 1066026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999	Commission File Number: 0-25137

CONCUR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1608052

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6222 185th Avenue NE Redmond, Washington 98052
(Address of principal executive offices)

(425) 702-8808
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        As of December 10, 1999, 22,873,018 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock on December 10, 1999 of $32.625 per share) was approximately $746.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the Registrant’s fiscal year ended September 30, 1999, are incorporated by reference in Part III hereof.

CONCUR TECHNOLOGIES, INC.

PART 1

ITEM 1.    BUSINESS

        Some of the information in this document contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue”. You should read statements that contain these words carefully, because they discuss our expectations about our future performance, contain projections of our future operating results and our future financial condition, or state other “forward-looking” information. There may be events in the future, however, that we are not able to predict or over which we have no control. The risk factors listed in this document, as well as any other cautionary language in this document, provide examples of risks, uncertainties and events that may cause actual results to differ from what we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described below under “Risk Factors That May Affect Results of Operations and Financial Conditions,” or elsewhere in this document, could have a material and adverse effect on our business, results of operations and financial condition.

Overview

        We are a leading provider of workplace eCommerce software and services that extend automation to employees throughout an enterprise and to partners, suppliers and service providers in the extended enterprise. Our flagship product, Concur eWorkplace™ (formerly EmployeeDesktop™) integrates our suite of workplace eCommerce solutions and provides a portal through which employees can access critical business eCommerce information and services. The Concur eWorkplace suite is available in three versions: licensed, application service provider (“ASP”) and Internet outsourced. Our licensed version, which is principally marketed to larger corporations, includes our entire suite of workplace eCommerce solutions, consisting of corporate procurement, human resources self service and travel and entertainment expense management. Our ASP version, called Concur eWorkplace ASP™, is offered on a subscription-pricing basis principally to larger corporations and currently includes travel and entertainment expense management functionality. Our Internet outsourced version, called Concur eWorkplace.com™, is offered on a subscription-pricing basis, principally for small and mid-size businesses. This version currently includes travel and entertainment expense management and corporate procurement funtionality. More than 275 companies worldwide, representing over 2.1 million end-users, have licensed our software.

        We sell our products primarily through our direct sales organization. We also have strategic referral relationships. For example, American Express Inc., ( “American Express”) has referred to us corporate charge card customers seeking a travel and entertainment expense management solution. Automatic Data Processing, (“ADP”), jointly markets our travel and entertainment expense management solution and refers potential customers to us.

Industry Background

        In response to competitive conditions worldwide, businesses seek cost savings and productivity gains by using enterprise applications to automate business processes. These applications have traditionally targeted discrete functional or department-level business processes involving relatively few employees. However, businesses are now seeking similar applications for employee-centric business processes including travel and entertainment expense management, business-to-business procurement, human resources self-service, time and attendance, and facilities management. The emergence of the Internet and corporate intranets has made it possible to deploy software applications that reach all employees in the enterprise and connect the enterprise to corporate partners, suppliers, and service providers. In addition, in contrast to traditional client-server applications, Internet and intranet-based applications can be deployed rapidly throughout the enterprise on a cost-effective basis.

        Customers using our products can realize significant operating cost savings through reduced processing costs, consolidated purchases with preferred vendors and negotiated vendor discounts. Based on the results of the 1997 American Express Travel and Entertainment Management Process Study, businesses using best-in-class automation solutions that process 1,000 to 5,000 travel and entertainment expense reports per month can achieve savings of $300,000 to $1.5 million per year in processing costs alone. American Express concluded that corporations on average spend $36 per travel and entertainment expense report processed, but can reduce such costs to as little as $8 through best-in-class automation.

        We believe our customers can achieve these cost savings rapidly because our products are designed to minimize burdens on customer information technology ( “IT”) professionals and to maximize employees’ ease of use. Our Internet and intranet-based products are designed to deploy rapidly, scale enterprise-wide and integrate easily with an organization ’s existing IT infrastructure, enabling our customers’ IT personnel to deliver and support solutions quickly and cost-effectively. For example, one customer deployed Concur Expense™, our travel and expense management application, (formerly Xpense Management Solution, or “XMS”) to over 25,000 employees in less than 90 days, and has since deployed Concur Expense to over 50,000 employees. Employees readily adopt our solutions because they are easy to use, significantly reduce unproductive time, and shorten reimbursement, fulfillment, and processing cycles.

The Concur Solution

        We are a leading provider of workplace eCommerce software and services that extend automation to employees throughout an enterprise and to partners, suppliers and service providers in the extended enterprise. Our Concur Expense, Concur Procurement™ and Concur Human Resources™ products automate the preparation, approval, processing and data analysis of travel and entertainment expense reports, business-to-business procurement requisitions and human resources processes. Concur eWorkplace integrates Concur Expense, Concur Procurement and Concur Human Resources into a suite of products and provides a business portal through which corporate customers and third parties can deliver other information and services to employees. We believe that we are a leading provider of workplace eCommerce solutions based on a combination of the number of customers we serve, the number of applications included in our suite and the features our solutions provide. Since 1996, we have licensed our products to more than 275 companies worldwide for use by over 2.1 million end-users.

        Our products benefit a number of constituencies within the enterprise, including corporate management, IT professionals and employees, as well as suppliers of corporate procurement goods and services.

    Benefits for Corporate Management

        Reduced Processing Costs.    Our products can significantly reduce the amount of labor associated with manual, paper-based travel and entertainment expense management, business-to-business procurement and human resources systems, by automating the process of preparation, approval, processing and data analysis. We believe that companies using our solutions as part of best-in-class processes can achieve significant cost savings. According to the American Express study, corporations on average spend $36 per travel and entertainment expense report processed, but can reduce such costs to as little as $8 through best-in-class automation. Similarly, industry estimates indicate that companies typically spend in excess of $100 to process each requisition for corporate procurement goods and services and our own research indicates that companies typically spend in excess of $10 for each employee-driven human resources transaction. We believe that these estimates are typical and that enterprises using best-in-class automation for such processes can reduce that cost to approximately $1 to $10, depending on the type of transaction

        Improved Supplier Management.    Our products enable customers to collect and analyze data on travel and entertainment expenses and corporate procurement. Customers can use this data to help consolidate purchases with preferred vendors, negotiate vendor discounts and monitor compliance with pre-negotiated rates. We believe that the savings from improved supplier management can be substantial.

        Improved Cash Management.    Our products enable customers to improve their cash management positions and cash forecasting abilities by controlling the timing of payments to suppliers and vendors.

        Improved Employee Morale.    Our products make traditionally labor intensive and mundane tasks significantly easier to accomplish. In this manner, our customers’ employees are able to focus on more important and productive tasks.

    Benefits for IT Professionals

        Rapid Deployment.    Our Internet and intranet-based products are designed to be deployed rapidly within today’s existing corporate IT infrastructures without requiring modifications to customer systems. We offer applications configured to customer requirements rather than solutions customized on a customer-by-customer basis. Once installed on a customer’s Internet and/or intranet servers, our products can reach employees enterprise-wide. For example, one of our customers deployed Concur Expense to over 25,000 employees in less than 90 days, and has since deployed Concur Expense to over 50,000 employees.

         Enterprise-Wide Scalability.    Our products are designed to reach employees throughout the enterprise, regardless of the organization’s size. We have licensed our products to customers seeking to deploy to as few as 100 employees and to as many as 200,000 employees, with the largest deployment to date being to over 124,000 employees.

        Leverage of Existing IT Infrastructure.    Because most businesses operate in a heterogeneous computing environment, our products are designed to interact and interoperate with a broad range of software platforms and products, including multiple operating systems, browsers, databases, accounting packages and major enterprise resource planning (“ERP”) programs.

        Connectivity to Third Parties.    Our products are designed to enable enterprises to link their systems with those of their corporate partners, suppliers and service providers, including corporate charge card providers such as American Express, travel booking applications providers such as GetThere.com, and suppliers such as Office Depot and barnesandnoble.com.

        Common Technology Platform.    Concur eWorkplace provides a common user interface and a common technology platform to integrate Concur Expense, Concur Procurement and in the future, Concur Human Resources and other applications. The applications integrated into Concur eWorkplace enable IT personnel to administer employee-centric applications more easily because the data are captured in a central database. Concur eWorkplace also enables IT personnel to deploy the suite of software applications and updates from a central location.

    Benefits for Employees

        Faster Reimbursement and Order Fulfillment.    Our products enable businesses to reduce the time required to reimburse employees for their travel and entertainment expenses, to fulfill corporate procurement requisitions and to process employee-driven human resources transactions. Features that expedite the process include automated electronic approval routing, links to automatic deposit systems, links with approved suppliers, on-line status updates and automatic linking to and posting to ERP and financial applications. The American Express study reported that the time from submission of an expense report to reimbursement could be reduced from an average of 22 days to as few as three days using best-in-class automation processes.

        Ease of Use.    Our products contain easy-to-use features and functions that reduce the time users spend preparing travel and entertainment expense reports, corporate procurement purchase requisitions and employee-driven human resources transactions. Concur Expense uses corporate credit card information to “prepopulate ” a user’s expense report automatically based on past experience and preferences. Concur Procurement allows reconciliation of purchasing card transactions. Concur Human Resources’ benefits enrollment and modeling module allows employees to perform easy “what-if” analyses to determine their preferred combinations of benefits and costs. Our customers’ corporate policies and preferred suppliers can be integrated into our products, and detailed explanations of corporate policies are available on-line. These features reduce errors, save user time and effort and improve reconciliations. In addition, because Concur eWorkplace integrates Concur Procurement and Concur Expense through a common user interface, we believe it is faster and easier for employees to learn and to use our applications.

    Benefits for Suppliers

        Lower cost of processing orders.    Our products electronically link corporate customers with suppliers. This electronic link allows suppliers to lower the cost of processing orders by eliminating paper-based order and payment processing. In addition, by distributing catalogs and product information electronically, suppliers can decrease the cost of printing and distributing catalogs.

        Ability to reach new customers.    Once a supplier has been electronically linked to Concur Procurement, the supplier can reach new customers as we license the applications to additional companies. In addition, our products help companies channel their purchasing to preferred suppliers, which can thereby increase the revenues of these suppliers.

Strategy

        Our objective is to be a leading provider of workplace eCommerce software and services that automate business processes among employees, partners, suppliers, and service providers. Key elements of our strategy include the following:

        Extend Leadership Position.    We intend to extend our leadership position in travel and entertainment expense management and human resources self-service solutions and to leverage that position to sell our corporate procurement product. In order to accommodate anticipated future demand for our products, we intend to increase the size of our direct sales and telesales organizations significantly. We believe that expanding our sales and marketing organization will enhance our ability to sell our products to new customers globally. We also believe that an expanded sales force will allow us to sell new applications to our current customers.

        Expand Product Functionality and Integration.    We plan to continue our innovation and development of advanced features and functionality for our products. In addition, we will continue to integrate all of our applications within the Concur eWorkplace suite so that the features and functions are common across the applications.

        Expand Concur Commerce Network.    We plan to expand our customers’ and their suppliers’ ability to conduct business-to-business eCommerce transactions over the Internet through the Concur Commerce Network which was launched in December 1999. The Concur Commerce Network brings buyers and suppliers together through an Internet-based electronic marketplace.

        Expand our Small and Middle-Market Presence.    We intend to expand our presence in the market for small and mid-size companies through Concur eWorkplace.com, which was launched in October 1999. Concur eWorkplace.com is offered on a per-employee subscription-pricing basis to companies seeking to outsource their employee-centric business applications. We expect that this offering will be particularly attractive to businesses with 100-750 employees, which typically have limited IT staff and budget resources. Concur eWorkplace.com is currently available with Concur Expense and Concur Procurement; we expect to add Concur Human Resources to Concur eWorkplace.com in fiscal 2001.

        Extend Concur eWorkplace ASP.    We expect to extend our outsourced offerings to large companies through Concur eWorkplace ASP, which was launched in December 1999 and which is offered on a subscription-pricing basis. This product enables large companies to outsource their workplace eCommerce solutions and still configure the application to their own specific needs in much the same way they would have been able to configure the application if they had licensed Concur eWorkplace and installed in on their intranet servers.

        Expand International Presence.    We believe that considerable untapped demand exists for our products outside of the United States. For fiscal 1999, our international revenues accounted for less than five percent of our total revenues. We intend to accelerate our investment in international sales and marketing in an effort to increase sales of our workplace eCommerce applications worldwide. We also plan to localize our applications for new countries, and to add new features and functionality to our products to accommodate accounting, customs, currency and tax requirements of foreign jurisdictions.

        Extend Relationships With Strategic Third Parties.     We intend to expand our relationships with existing strategic partners and to develop additional relationships with providers of complementary applications and products. We have developed strong relationships with leading corporate charge card providers, payroll processors and systems integration and consulting firms, and intend to establish similar relationships with information technology outsourcing companies, software developers and telecommunications providers. We intend to integrate Concur Procurement with leading vendors to provide our customers with greater access to those vendors. We also intend to partner with suppliers in the human resources area, such as insurance and 401(k) providers, to add additional features and functionality to Concur Human Resources.

        Our strategy involves substantial risk. There can be no assurance that we will be successful in implementing our strategy or that it will lead to achievement of our objectives. If we are unable to implement our strategy effectively, our business will be materially adversely affected.

Products and Technology

        Our Concur eWorkplace suite is available in three versions:

•	Concur eWorkplace is offered on a licensed basis and is targeted to large companies;

•	Concur eWorkplace ASP is offered on a subscription-pricing basis and is targeted to large companies that want a configured solution offered on an outsourced basis; and

•	Concur eWorkplace.com is offered on a subscription-pricing basis and is targeted to small and mid-size companies.

        Our Concur eWorkplace suite includes the following applications:

•	Concur Expense, our market-leading travel and entertainment expense management application;

•	Concur Procurement (formerly CompanyStore), our corporate procurement application; and

•	Concur Human Resources (formerly The Seeker Workplace™), our employee and manager self-service applications focused on human resources.

        Our licensed version of Concur eWorkplace is currently available with Concur Expense, Concur Procurement and Concur Human Resources. Concur eWorkplace ASP is currently available with Concur Expense, and we expect to add Concur Procurement and Concur Human Resources in fiscal 2000 and fiscal 2001, respectively. Concur eWorkplace.com is currently available with Concur Expense and Concur Procurement, and we expect to add Concur Human Resources in fiscal 2001.

        Substantially all of our revenues have been derived from the sale of licenses of Concur Expense and related services, and to a lesser degree, the sale of licenses and services relating to Concur Human Resources. Since 1996, more than 275 companies worldwide, representing over 2.1 million end-users, have licensed our products. We generally offer licenses for Concur eWorkplace based on the number of users or employees at a given enterprise. The typical order size for Concur eWorkplace and related services ranges from $100,000 to $750,000, with certain transactions that have been in excess of $1.0 million. Substantially all of our customers to date have licensed one of the applications available within Concur eWorkplace. We generally offer Concur eWorkplace ASP and Concur eWorkplace.com on a per employee subscription basis. The typical monthly fee for Concur eWorkplace ASP and Concur eWorkplace.com ranges from approximately $10 per month to $2.50 per month per user and per application, depending on the total number of users.

    Concur eWorkplace

        Concur eWorkplace provides a common user interface to integrate Concur Expense and Concur Procurement and provides a business portal through which corporate customers and third parties can deliver other information and services to employees. Concur Human Resources will be integrated into Concur eWorkplace in fiscal 2000. Concur eWorkplace improves employee productivity by integrating common features, such as the user interface, applications icons, approval reminders, status updates and passwords. Features include frequently asked questions and helpful tips about the applications. It enables IT personnel to easily administer employee-centric applications that are integrated into Concur eWorkplace, because the data are captured in a central database, eliminating the need to support, maintain and manage multiple servers and software programs. In addition, IT personnel can deploy the applications in our suite, and deliver updates to those applications from a central location.

    Concur eWorkplace ASP and Concur eWorkplace.com

        Concur eWorkplace ASP and Concur eWorkplace.com provide features and benefits similar to those of Concur eWorkplace but are offered as ASP products, and require limited IT infrastructure and support.

    Concur Commerce Network

        The Concur Commerce Network enables customers to conduct business-to-business eCommerce transactions over the Internet by bringing buyers and suppliers together through an Internet-based electronic marketplace. Connectivity to the Concur Commerce Network is currently available to Concur eWorkplace.com customers. Connectivity to the Concur Commerce Network will be available to customers of Concur eWorkplace and Concur eWorkplace ASP through a software upgrade expected to be released in fiscal 2000.

    Concur Expense

        Concur Expense automates the travel and entertainment expense management process, including report preparation, approval, processing and data analysis.

        Report Preparation.    Concur Expense includes a number of features that facilitate report preparation for end-users. The application uses corporate charge or credit card information to prepopulate a user’s expense report with transaction data covering a variety of the information required for the expense report, including transaction date, type of expense, vendor, location, method of payment, currency amount and foreign currency conversion. Using a graphical user interface, employees supply additional expense-related information by using pull-down menus. To eliminate the task of sorting receipts, Concur Expense allows users to enter data in any order. The HotelXpert feature of the program automates the complicated process of itemizing hotel receipts. With each use of Concur Expense, the application retains commonly incurred expense information and uses this information to help complete the next expense report. Other ease-of-use features include simple “checkbook” style input screens, the ability to create “attendees” lists, mileage reimbursement tracking and automatic flagging of non-compliant and incomplete entries.

        Report Approval.    Concur Expense allows each enterprise to determine how expense reports should be processed, whether by submission to a manager for approval before processing or by submission to the accounting department for immediate review and payment. Once the report is submitted, the approver receives an e-mail message containing an intranet link to Concur Expense, where all reports awaiting approval are listed. Concur Expense can be configured to route the report for approval based on cost center, dollar limit or other criteria. Items that do not comply with corporate policy can be automatically flagged for review, allowing approvers to focus on problematic items. Approvers can reject individual line items, while allowing the rest of the report to continue in the approval process. Once approved, the report is automatically forwarded to the next phase in the process or to the enterprise’s accounting department, and the user is notified of the action.

        Report Processing.    Concur Expense streamlines back-office processing of expense reports in a number of ways. Because all expense reports are prepared electronically, the processing department no longer needs to check the arithmetic of each report manually. Moreover, businesses can greatly reduce the time spent auditing reports by choosing to audit only those reports flagged by Concur Expense as not compliant with corporate travel and entertainment expense policies. In addition, Concur Expense reduces the number of status inquiries between employees and processing departments by automatically updating the status of reports in the database, and alerting employees via e-mail to the status of their reports. Concur Expense allows significant time savings by automatically posting expense report information to the enterprise’s ERP or accounting package, eliminating the manual re-entry of these data. Concur Expense further simplifies processing by producing bar-coded receipt submission cover pages to validate delivery of receipts associated with expense reports. Concur Expense also helps companies claim reimbursement of tax credits by tracking VAT, GST and other international taxes.

        Data Analysis.    Concur Expense utilizes business intelligence software to analyze expense data. This information can be presented graphically in various display formats and allows travel managers to determine total spending according to vendor, location or other user-defined criteria. Informed by these data, managers can analyze trends and determine methods for controlling costs or negotiating more favorable terms with vendors. Managers can also analyze the data to monitor compliance with corporate travel policies and determine if policy modifications are appropriate.

The following table describes significant features and potential benefits of Concur Expense:

Report Preparation

Features

Prepopulates report with corporate credit card transactions

Retains commonly incurred expense information

Simplifies receipt entry

Itemizes hotel receipts automatically

Prevents submission of incomplete reports

Built-in attendee lists, mileage reimbursement tracking, foreign currency translation

Integrates with American Express online travel booking application

Benefits

Speeds report preparation time

Reduces input mistakes

Reduces queries and dependence on accounting department

Ensures submission of all applicable expenses

Increases employee use of corporate credit card

Report Approval

Features Automatic routing of reports Flags non-compliant expenses Line-item approval of reimbursement data Approver notification	Benefits Speeds approval time Increases compliance with corporate policies Facilitates more efficient use of management resources

Report Processing

Features

Integrates travel expense data with back-office systems

Flags non-compliant expenses

Provides automatic status updates

Bar-codes receipt submissions

Tracks VAT, GST and other foreign taxes

Verifies arithmetic

Benefits

Facilitates more efficient use of processing resources

Speeds report processing and employee reimbursement

Reduces human error

Reduces queries and dependence on accounting department

Identifies tax credits

Data Analysis

Features Presents travel expense data graphically Allows customer to sort data by employee, vendor and type of expense Drill-down capability
Benefits

Supplies data needed for vendor rate negotiation

Facilitates vendor consolidation

Identifies trends and problem areas

Allows monitoring of compliance with vendor commitments and corporate travel policies

    Concur Procurement

        Concur Procurement automates the corporate procurement process, including order preparation, approval, processing and data analysis. See “Risk Factors That May Affect Results of Operations and Financial Condition —Future acquisitions might harm our business” and “ —Our expansion into the corporate procurement application and human resources self-service application markets is risky.”

        Order Preparation.    Concur Procurement utilizes a customer-specific electronic catalog of preferred suppliers and commonly requested goods and services such as office supplies, computers and other equipment. Using a graphical user interface, requisitioners browse the catalog to select and order items and place them in an electronic “shopping basket.” Catalog materials can be updated by either the enterprise or the supplier. Concur Procurement contains links to supplier Web sites, allowing the requisitioner to obtain detailed product information. To make the ordering process easier, Concur Procurement retains information about the user, including name, employee identification, shipping address, accounting information and frequently ordered products. To reduce delays and unnecessary processing iterations, Concur Procurement prevents submission of incomplete orders.

        Order Approval.    Concur Procurement allows an enterprise to determine how requisitions should be processed, whether by submission to a manager for approval before processing, by submission to the purchasing department for immediate processing or by direct submission to the supplier. Once the order is submitted, an e-mail notification of the order is automatically sent to the specified approver. The e-mail contains a link to an “approval” Web page, which lists all purchase requisitions that are awaiting approval by the particular approver. Using the Web page, the approver specifies which requisitions to approve in each order. Concur Procurement enables the customer to configure approval rules based on cost center, requisition value, material type or other criteria. Concur Procurement enables authorization of orders based on digital signatures and prohibits the release of orders without required approval.

        Order Processing.    Concur Procurement streamlines processing of front-office requisitions in a number of ways. The customer ’s purchasing department selects the items and suppliers to be included in the Concur Procurement electronic catalog. After approval, orders are sent to the purchasing department to be processed and progress reports are delivered to the requisitioner automatically, reducing the number of status inquiries between the requisitioner and the purchasing department. Concur Procurement can be integrated into the customer’s ERP application so that the order can be entered into the purchasing system automatically, allowing significant time savings. Concur Procurement allows approved requisitions to be sent directly to suppliers via fax, e-mail, electronic data interchange or via the OBI (Open Buying on the Internet) standard.

        Data Analysis.     Concur Procurement consolidates purchasing data, allowing managers to determine spending according to cost center, time period, employee and supplier. These data allow managers to determine how best to control costs, negotiate more favorable supplier arrangements and consolidate suppliers. Managers can analyze the data to monitor compliance with corporate purchasing policies and supplier commitments.

        The following table describes significant features and potential benefits of Concur Procurement:

Order Preparation

Features

Simple point-and-click ordering

Customer-specific electronic catalog stores preferred suppliers and commonly requested goods and services

Retains user information, including shipping information, frequently ordered products and purchasing card information

Prevents submission of incomplete orders

Internet links to supplier Web sites
Benefits Speeds order time Directs orders to preferred suppliers Reduces errors Detailed product descriptions available Reduces queries and dependence on purchasing department

Order Approval

Features Automatically e-mails order to designated approver Digital signatures for order authorization Automated approval controls based on user signing authority	Benefits Speeds approval time Reduces errors Decreases purchasing in violation of company procedures Facilitates more efficient use of management resources Increases compliance with corporate policies

Order Processing

Features

Integrates purchasing data with back-office systems

Sends approved requisitions directly to supplier or to enterprise’s purchasing system

Updates requisitioner on order progress

Purchasing department determines items available in catalog

Prohibits release of orders without required approval
Benefits Speeds fulfillment time Reduces lost orders Facilitates more efficient use of processing resources Improves consistency of items ordered Allows supplier consolidation

Data Analysis

Features Allows customers to track spending by multiple factors, including cost center, time period, employee and supplier	Benefits Identifies trends and problem areas Supplies data needed for supplier rate negotiation Allows monitoring of compliance with supplier commitments Facilitates supplier consolidation

    Concur Human Resources

        Concur Human Resources is a comprehensive application that automates employee and managerial human resources processes for enterprise customers. Concur Human Resources offers a variety of modules for employee and managerial self-service tasks, enabling customers to choose the applications that meet their needs and to add new components or customized applications as their business needs grow and change.

        Concur Human Resources allows employees and managers to access and update information easily, and to process everyday human resources transactions quickly. Concur Human Resources employee self-service applications are HR Core, Payroll and Paid-Time-Off, and Benefits Open Enrollment and Modeling. Its managerial self-service applications are Events@Work and Compensation and Salary Management. Concur Human Resources allows employees and managers to conduct many everyday transactions without the involvement of human resources personnel. This reduces administrative costs and allows the human resources staff to maximize employee productivity and efficiency.

        Employee Self-Service Applications.    Concur Human Resources allows employees to review and modify information in the human resources, payroll and benefits management systems. HR Core, which is a foundation component of Concur Human Resources, provides security, navigation, search, display and maintenance capabilities, and allows employees to access information about company personnel. The Payroll and Paid-Time-Off application allows employees to access their payroll and W-4 data, view their paycheck stubs and perform updates to deductions, withholdings and direct deposit data. The Benefits Enrollment and Modeling application allows employees to access information about the employer’s benefit plans, and to complete enrollment forms, 24 hours a day, seven days a week. Concur Human Resources’ employee self-service applications are “role based” in that each user ’s access rights, views and workflow are tailored to that user ’s role in the organization.

        Managerial Self-Service Applications.    Concur Human Resources also automates manager-centric processes. Concur Human Resources’ Events@Work provides managers the convenience of a single access point to manage planning and day-to-day transactions such as performance reviews, salary planning, and position management (interdepartmental transfers, salary changes, promotions and terminations). The Compensation and Salary Management application also provides managers with easy access to decision-critical information such as compensation data and department compensation plans, modeling and approvals. These applications reduce the time that managers must spend on routine administrative functions, allowing them to spend more time on core business matters. Like the Concur Human Resources employee self-service applications, Concur Human Resources managerial self-service applications are role based.

        Human Resources Management System (HRMS) Integration.     Concur Human Resources integrates with the back-office HRMS systems offered by PeopleSoft and Tesseract. In addition, Concur’s open system approach has been integrated with many other HRMS systems developed by partners and customers.

        HR Procedure Control and Security.    Concur Human Resources meets business needs for scalability, security and enterprise-wide distribution. Management staff, HR personnel and employees can access the HR information they need, but access is strictly controlled so that each employee only has access to the applications, functions and data appropriate to their roles within the company. Concur’s security model ensures that sensitive data are available only to appropriate users. Dynamic Profiling™ determines access dynamically, based on the relationship of the user to the organization, to the employee records being accessed, and to the transaction being performed. Company policies, employee contracts, compensation plans, and rules are securely protected and accessible to authorized personnel only.

        The following table describes significant features and potential benefits of applications of Concur Human Resources:

Employee Self-Service Applications

Features

Security, navigation, search, display and maintenance capabilities

Access to information about company personnel

Facilitates name and address changes

Access to payroll and W-4 data, including performing updates to deductions, withholdings and direct deposit data

Benefit plan enrollment information and forms

Benefit plan updates

User-specific access rights

Benefits

Speeds processing time

Timely access to up-to-date information, reducing errors from using obsolete information

Reduces queries and dependence on human resources, accounting and other departments

Information available 24 hours a day, seven days a week

More efficient use of processing resources

Reduces administrative costs

Managerial Self-Service Applications

Features

Allows managers to facilitate position management (transfers, salary changes, promotions, terminations)

Access to compensation data and department compensation plans, modeling and approvals

User-specific access rights
Benefits Facilitates more efficient use of management resources Improves access to information Increases productivity Reduces administrative costs Identifies trends and problem areas

Services

        Our professional services organization was formed in 1996 to offer consulting, customer support and training in connection with licenses of our products. We believe that services are an important part of our success and consequently we have expanded our professional services organization. See “Risk Factors That May Affect Results of Operations and Financial Condition—We depend on service revenues to increase our overall revenues; services may not achieve profitability. ”

        Consulting.     We offer a variety of consulting services in connection with licenses of our products. Our consulting staff meets with customers prior to product implementation to review the customer ’s existing business processes and IT infrastructure, and to provide advice on ways to improve these processes using industry best practices and prior experiences with similar customers. Thereafter, our consultants install, configure and test the application and integrate it with the customer’s existing ERP and employee reimbursement systems. Our consultants also help customers implement bar-coding processes and develop a strategy for the customers’ enterprise-wide deployment of the application.

        Customer Support.    We provide product upgrades and customer support through our “CustomerOne” customer support program. Our CustomerOne program provides telephone support as well as 24-hour electronic access via the Internet, including online case entry and review, access to technical information documents and technical tips. Customers routinely subscribe for the first year of the CustomerOne program at the time they license an application; thereafter, support may be renewed on an annual basis.

        Training.     We offer a variety of training programs for our products. These classes are tailored to particular user groups, such as end users, help desk personnel and trainers. Training classes are offered at customer sites and also at our headquarters in Redmond, Washington. We also provide training classes for third-party service providers, such as systems integrators.

Customers

        We have licensed our applications to over 275 enterprise customers in a wide range of industries. The following table lists a selection of our significant customers since fiscal 1996:

Technology/Telecommunications/Media

ADP, Inc.
AT&T Corp.
American Management Systems, Inc.
Bell South Corporation
Cambridge Technology Partners
Computer Sciences Corporation
Dell Computer Corporation
The Hearst Corporation
Knight-Ridder, Inc.
Lucent Technologies, Inc.
Motorola, Inc.
The New York Times Company
Quantum Corporation
Reuters Limited
SBC, Inc. (Southwestern Bell)
Seagate Technology, Inc.
Sprint Corporation
Texas Instruments Incorporated
Visio Corporation

Industrial/Manufacturing

Allied Signal Inc.
Case Corporation
E.I. du Pont de Nemours and Company
Guardian Industries Corporation
Hughes Space and Communications Company
Monsanto Company
Northrop Grumman Corporation
PPG Industries, Inc.
Solutia, Inc.

Pharmaceutical/Health Care

Baxter Heathcare Corporation
Bristol-Myers Squibb Company
Columbia/HCA Healthcare Corporation
Merck, Sharpe & Dohme Limited
Pfizer Inc.
Pharmacia & Upjohn Co.
Solvay Pharmaceuticals, Inc.
Tenet Healthcare Corporation

Consumer

Anheuser-Busch Companies Inc.
Avon Products, Inc.
The Clorox Company
DaimlerChrysler Corporation
Eastman Kodak Company
The Gap, Inc.
The Gillette Company
J.C. Penney Company, Inc.
Levi Strauss & Co.
Maytag Corporation
Ocean Spray Cranberries, Inc.
Revlon, Inc.

Financial Services

ABN Amro Holding N.V.
Bear Stearns & Co. Inc.
Comdisco, Inc.
Dresdner Kleinwort Benson
John Hancock Financial Services
J & H Marsh & McLennan, Inc.
Lehman Brothers Inc.
Royal Insurance
Transamerica Corporation
Wells Fargo Bank, N.A.

Energy and Natural Resources

Amerada Hess Corporation
Baltimore Gas & Electric Company
Broken Hill Proprietary Company Limited
Exxon Corporation
Florida Power & Light Company
Occidental Petroleum Corporation
Southern California Edison Company
Texaco Inc.

Other

American Airlines, Inc.
Battelle Memorial Institute
Federal Express Corporation
Harvard College
J. Walter Thompson
Ontario Ministry of Labour

        No customer accounted for 10% or more of our total revenues in fiscal 1999, 1998 or 1997.

Sales

        We sell our software primarily through our direct sales organization, with sales professionals located in the metropolitan areas of Atlanta, Baltimore, Boston, Chicago, Dallas, Denver, London, Los Angeles, New York, Oakland, Paris, Philadelphia, Princeton, Raleigh, Redmond, San Francisco, St. Louis, Sydney, Toronto, and Washington, D.C. Direct telesales and telemarketing representatives based at our headquarters in Redmond, Washington complement the field sales force in addition to directly selling Concur eWorkplace.com. Field based sales engineers provide technical sales support. We currently intend to add a significant number of sales representatives and sales engineers in other domestic and international locations. We use a remarketer in New Zealand and a reseller in Spain and plan to expand our international distribution channel to other markets. The remarketer in New Zealand receives a referral fee from us for marketing our products while our Spanish reseller remits a royalty to us on resale of our products, and each of these distributors provides post-sale implementation and support of the Company’s products. See “Risk Factors That May Affect Results of Operations and Financial Condition—We depend on our direct sales model.”

        Since our products affect employees throughout the enterprise, our sales effort involves multiple decision makers and frequently includes the chief financial officer, vice president of finance, controller, vice president of purchasing and vice president of human resources. While the average sales cycle varies substantially from customer to customer, for initial sales it has generally ranged from six to fifteen months. See “Risk Factors That May Affect Results of Operations and Financial Condition —Our lengthy sales cycle could adversely affect our revenue growth. ”

    Strategic Marketing and Referral Relationships

        We have developed a number of strategic referral relationships. Under arrangements with American Express, the largest corporate charge card issuer in the United States, and its subsidiary American Express Travel Related Services Company, Inc. (“TRS”), American Express may, at its sole discretion, refer corporate charge card customers that seek a travel and entertainment expense management software solution to us. ADP, a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider, has agreed to refer potential customers for travel and entertainment expense management software products and services exclusively to us. ADP and Concur also agreed to jointly market our travel and entertainment expense report processing products and services to ADP customers.

        Our existing strategic relationships generally do not, and any future strategic relationships may not, afford us any exclusive marketing or distribution rights. Many of our strategic partners have multiple strategic relationships, and we may not be regarded as significant for their own businesses. In addition, our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Further, our existing strategic relationships may interfere with our ability to enter into other desirable strategic relationships. Any inability to maintain our strategic relationships or to enter into additional strategic relationships may have a material adverse effect on our business. See “Risk Factors That May Affect Results of Operations and Financial Condition—It is important for us to establish and maintain strategic relationships.”

Marketing

        Our marketing efforts are directed at promoting the Concur brand, and our suite of applications under Concur eWorkplace extending our leadership position in travel and entertainment expense management and human resources applications and increasing our market share in corporate procurement. Our marketing programs are targeted at accounting, finance, purchasing, human resources and travel executives, and are focused on creating awareness of, and generating interest in, our products.

        We engage in a variety of marketing activities, including creating and placing advertisements, developing and executing co-advertising and co-marketing strategies designed to leverage our existing strategic relationships, targeting additional strategic relationships, managing and maintaining our Web site, developing and executing direct mailing campaigns, conducting public relations campaigns, and establishing and maintaining close relationships with recognized industry analysts. We are an active participant in technology-related conferences and demonstrate our products at trade shows targeted at accounting, finance, purchasing, human resources and travel executives.

        We believe that demand is increasing, and will continue to increase, for employee-centric enterprise applications such as those we sell. We may not be able to expand our sales and marketing staff, either domestically or internationally, to take advantage of any increase in demand for employee-centric applications. Our failure to expand our sales and marketing organization or other distribution channels could materially adversely affect our business. See “Risk Factors That May Affect Results of Operations and Financial Condition —We depend on our key employees” and “—We must attract and retain qualified personnel.”

Product Development

        We have been an innovator and leader in the development of employee-centric enterprise applications. We believe that we were one of the first to introduce an integrated suite of employee-centric applications, and one of the first to introduce a commercially successful travel and entertainment expense reporting application. We also believe that we pioneered a number of features that are now common throughout the travel and entertainment expense reporting field, such as prepopulation with corporate credit card transactions and automatic itemization of hotel bills. Our software development staff is responsible for enhancing our existing products and expanding our product line. We believe that a technically skilled, quality oriented and highly productive software development organization will be a key component of the continued success of new product offerings. We expect that we will increase our product development expenditures substantially in the future.

        These development efforts may not be completed within our anticipated schedules, and if completed, they may not have the features necessary to make them successful in the marketplace. Future delays or problems in the development or marketing of product enhancements or new products could result in a material adverse effect on our business. See “Risk Factors That May Affect Results of Operations and Financial Condition —We may experience difficulties in introducing new products and upgrades” and “—Our effort to sell products as an Internet-based application service provider may fail.”

Competition

        The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our primary source of direct competition comes from independent software vendors of travel and entertainment expense management, corporate procurement and human resources self-service applications, and from providers of ERP software applications that have or may be developing products similar to those we sell. We also face indirect competition from potential customers’ internal development efforts and have to overcome their reluctance to move away from existing paper-based systems.

        Our major competitors in the travel and entertainment expense management field include Captura Software, Inc., Extensity, Inc., International Business Machines Corporation and Necho Systems Corporation. In addition, several major ERP vendors such as Oracle Corporation, PeopleSoft, Inc. and SAP AG have already developed or have announced plans to develop travel and entertainment expense management, corporate procurement and human resources self-service products. These companies have begun to sell these products along with their ERP application suites. Our major competitors in the corporate procurement field include Ariba Technologies, Inc.; Clarus Corporation; Commerce One, Inc.; —Intelisys Electronic Commerce, LLC; Netscape Communications Corporation; PurchasePro, TRADEX, and Trilogy Development Corporation. Our major competitors in the human resources self-service field include ProBusiness Services, Inc., Workscape, Inc., iClick, Inc. and Interlynx Technology Corporation. We also expect to face competition from new entrants including those ERP providers that do not already market products similar to ours. Most of the major ERP providers have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective ERP application suites.

        We believe that the principal competitive factors considered in selecting travel and entertainment expense management, corporate procurement and human resources self-service applications are functionality, interoperability with existing IT infrastructure, price, connectivity to an electronic marketplace and an installed referenceable base of customers. Despite the disparity in price, we believe that we have a competitive advantage relative to competing solutions. With respect to functionality, we believe that we offer a product with more features than other competing products, and that we have often been the first to offer new and innovative features, such as prepopulation of transaction reports based on credit card information. We believe we were one of the first providers of a suite of employee-centric applications, and that we were the first providers of intranet-based travel and entertainment expense management and an early leader in providing human resources self-service solutions. In addition, Concur Expense was designed and built to interoperate with existing IT systems and can often be deployed on an enterprise customer’s existing IT infrastructure. Many of our competitors have chosen to develop their intranet-based applications using “fat client”, Java-based front ends, which we believe are difficult to deploy on a large scale within today’s corporate IT infrastructure. With respect to price, we learned from our customers that Concur Expense tends to be 20% to 200% more expensive than competing solutions, depending on the size and the nature of the transaction. We position Concur Expense as the premium product compared to the competition. We believe that this positioning does cause us to lose some potential transactions to competitors based on price. The pricing of Concur Human Resources and Concur Procurement is generally comparable to or lower than similar applications offered by the competition.

        Many of our competitors in the travel and entertainment expense management, corporate procurement and human resources self-service markets have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. Moreover, a number of our competitors, particularly major ERP vendors, have well- established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

        It is also possible that new competitors or alliances among competitors or other third parties may emerge and rapidly acquire significant market share. We expect that competition in our markets will increase as a result of consolidation and the formation of alliances in the industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business. We may not be able to compete successfully against current or future competitors and the competitive pressures we face may materially adversely affect our business. See “Risk Factors That May Affect Results of Operations and Financial Condition—Our expansion into the corporate procurement application and human resources self-service application markets is risky,” “—We face significant competition” and “—It is important for us to establish and maintain strategic relationships.” Furthermore, our competitive position could be harmed if we are unable to establish our Concur Procurement product in the business procurement software market. Within our current suite of applications, Concur Procurement is of critical strategic importance because the license fees associated with it tend to be significantly larger than for others. Perhaps as a result, where our customers’ software buying decisions are linked together, these decisions are more typically led by their procurement software buying decision than by their evaluation of either travel and entertainment expense management or human resources solutions. See “Risk Factors That May Affect Results of Operations and Financial Condition—We rely heavily on sales of one product.”

Intellectual Property Rights

        Our success depends upon our proprietary technology. We rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. For example, we license rather than sell our software to customers and require licensees to enter into license agreements that impose certain restrictions on licensees’ ability to utilize the software. We currently hold no patents and do not have any patent applications pending. There can be no assurance that any of our copyrights or trademarks will not be challenged and invalidated.

        As part of our confidentiality procedures, we enter into non-disclosure agreements with certain of our employees, consultants, corporate partners, customers and prospective customers. For our Concur eWorkplace offering, we also enter into license agreements with respect to our technology, documentation and other proprietary information. Such licenses are generally non-transferable. Our Concur eWorkplace.com offering is an outsourced offering made available to customers for a limited term on a non-transferable basis. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. In particular, we provide our Concur eWorkplace licensees with access to object code versions of our software, and to other proprietary information underlying our licensed software. In a small number of instances, we have provided our licensees with access to source code versions of our software in order to facilitate more extensive testing of such products. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Overall, the protection of our proprietary rights may not be adequate and our competitors may independently develop similar technology. In addition, in connection with numerous recent changes in our product names, and the relatively recent change in our company ’s name, we have recently filed trademark applications in the United States and in certain foreign countries. We do not have assurance that our strategy with respect to our trademark portfolio will prove adequate to secure all necessary intellectual property rights in foreign countries or to protect us from claims by third parties, either domestically or in foreign countries.

        We are not aware that our products, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties. Third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or consultants, including through acquisition, who have worked for independent software vendors or other companies developing products similar to those offered by us. Such prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such claims, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with such parties. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse effect upon our business. See “Risk Factors That May Affect Results of Operations and Financial Condition—Our ability to protect our intellectual property is limited and our products may be subject to infringement claims by third parties.”

Employees

        As of September 30, 1999, we had approximately 488 full-time employees, of whom 15 were based in the United Kingdom, one in Canada and three in Australia. These employees included 163 engaged in research and development, 125 in sales and marketing, 153 in consulting, training and technical support and 47 in administration and finance. No employees are known by us to be represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified sales, technical sales, development, professional services and managerial personnel. Competition for such qualified personnel in our industry is intense, particularly in the Seattle area in which our headquarters is located and in the San Francisco Bay Area in which our Human Resources operations are located, and particularly with respect to software development, marketing and management personnel. In addition, competitors may attempt to recruit our key employees. There can be no assurance that we will be able to attract or retain employees in the future. We are a party to employment agreements with certain of our employees. See “Risk Factors That May Affect Results of Operations and Financial Condition—We depend on our key employees,” “ —We must attract and retain qualified personnel, particularly service personnel” and “—Year 2000 Compliance. ”

Risk Factors That May Affect Results of Operations and Financial Condition

Our Short Operating History and Significant Losses Make Our Business Difficult to Evaluate.

        We are still in the early stages of our development, so evaluating our business operations and our prospects is difficult. We incorporated in 1993 and have incurred net losses in each quarter since then. We shipped our first product in fiscal 1995, and since fiscal 1997 have derived substantially all of our revenues from licenses of our Concur Expense product and related services, and to a lesser degree, the sale of licenses and services relating to Concur Human Resources. To compete effectively, we expect to devote substantial financial and other resources to expanding our sales and marketing, research and development and professional services organizations. These investments may never produce a profit. We incurred net losses totaling $46.5 million, $26.2 million and $7.6 million in 1999, 1998 and 1997, respectively. As of September 30, 1999, we had an accumulated deficit of $89.7 million. We expect to continue to incur net losses for the foreseeable future. Despite substantial net operating loss carryforwards as of September 30, 1999, tax laws may limit their use in the future upon the occurrence of certain events, including a significant change in ownership interests.

Our Operating Results Fluctuate Widely and are Difficult to Predict.

        In the past our quarterly operating results have fluctuated significantly, and we expect them to continue to fluctuate in the future. Our licensed software products, from which we derive most of our revenues, are typically shipped when orders are received, so license backlog at the beginning of any quarter in the past represented only a small portion of that quarter ’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they depend on orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. If revenues fall below our expectations in a particular quarter, our business could be harmed. In the fourth quarter of fiscal 1999, our revenues did, in fact, fall below our own and consensus securities analysts’ estimates for the quarter and, as a result, the price of our stock experienced a sharp decline. If our revenues fall below our own estimates or below the consensus analysts’ estimate in an upcoming quarter, our stock price could experience a more substantial and lasting decline, harming our business significantly in terms of, among other things, diminished employee morale and public image. See “—We are at risk of securities class action litigation due to our stock price volatility.”

We Have Been Public for Only a Short Time and Our Stock Price has been Volatile.

        We completed our initial public offering in December 1998. Since then, the market price of our common stock has been highly volatile and is subject to wide fluctuations. We expect our stock price to continue to fluctuate:

•	in response to quarterly variations in operating results;

•	in reaction to announcements of technological innovations, new products or significant agreements by us or our competitors;

•	because of market conditions in the enterprise software and eCommerce industries;

•	in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors; and

•	as a result of the active trading of our stock by online day traders.

We Are At Risk of Securities Class Action Litigation Due to Our Stock Price Volatility.

        In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation, either due to prior volatility associated with our failure to meet consensus analysts’ estimates for revenues for the fourth quarter of fiscal 1999 or due to future volatility in our stock price. Securities litigation could result in substantial costs and divert management’s attention and resources.

We Rely Heavily On Sales of One Product.

        Since 1997, we have generated substantially all of our revenues from licenses and services related to our Concur Expense product. We believe that Concur Expense revenues will continue to account for a large portion of our revenues for the foreseeable future. Our future financial performance and revenue growth will depend upon the successful development, introduction and customer acceptance of new and enhanced versions of Concur Expense, Concur Procurement, Concur Human Resources, and other applications, and our business could be harmed if we fail to deliver the enhancements to our current and future products that customers want. In particular, our business could be harmed if we are unable to establish our Concur Procurement product in the corporate procurement software market. Within our current suite of offerings, Concur Procurement is of critical strategic importance because the license fees associated with it tend to be significantly larger than for the others. Perhaps as a result, where our customers’ software buying decisions are linked together, these decisions are more typically led by their procurement software buying decision than by their evaluation of either travel and entertainment expense management or human resources solutions. As a result, we believe that an inability to compete effectively in the procurement software market could significantly hamper our future financial performance and revenue growth.

We Face Significant Competition.

        The market for our products is intensely competitive and rapidly changing. Direct competition comes from independent software vendors of business-to-business electronic commerce software, travel and entertainment expense management, corporate procurement applications and human resources self-service applications, and from providers of ERP software applications that have or may be developing travel and entertainment expense management, corporate procurement products, and human resources self service applications. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. Moreover, a number of our competitors, particularly major ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. Some of our competitors in the business-to-business electronic commerce field are establishing commerce or purchasing networks involving suppliers, customers and partners and effectively excluding other companies that do not participate in these commerce networks. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. We also face indirect competition from potential customers’ internal development efforts and have to overcome their reluctance to move away from existing paper-based systems.

Our Expansion Into the Corporate Procurement Application and Human Resources Self-Service Application Markets is Risky.

        We added Concur Procurement to our product line in 1998 and in 1999 we added Concur Human Resources. To date, a significant majority of our revenues have come from Concur Expense. Our future revenue growth depends on our ability to license Concur Procurement and Concur Human Resources to new customers and to our existing base of Concur Expense customers. Potential and existing customers may not purchase Concur Procurement, or Concur Human Resources for a number of reasons, including:

•	an absence of desired functionality;

•	the costs of and time required for implementation;

•	incompatibility of these applications with customers’ preferred technology platforms;

•	possible software defects; and

•	a customer ’s lack of the necessary hardware, software or intranet infrastructure.

        Further, we must overcome certain significant obstacles to expand into the market for corporate procurement applications and human resources self-service applications, including:

•	competitors that have more experience and better name recognition;

•	the limited experience of our sales and consulting personnel in these markets; and

•	our limited reference accounts in these markets.

        Our business could be harmed if we fail to deliver enhancements to Concur Procurement and Concur Human Resources that customers want. In addition, our business could also be harmed if our expansion into these newer markets and resulting broadening of our focus causes Concur Expense, upon which we continue to rely for most of our revenues, to lose market share to our competitors that are solely or primarily focused on travel and entertainment expense management software applications. This broadening of focus could also harm us by causing us to spread our limited resources across to many initiatives and diverting management time and attention required to execute any given initiative properly.

Our Effort to Sell Products as an Internet-Based Application Service Provider May Fail.

        In addition to licensing our software applications, we have recently begun offering them as an Internet-based ASP. We price our products on a subscription basis to companies seeking to outsource their workplace eCommerce business applications. This business model is unproven and represents a significant departure from the strategies traditionally employed by us and other enterprise software vendors. We have no experience selling products or services as an ASP, and our efforts too develop this ASP business have diverted, and are expected to continue to divert, our financial resources and management time and attention. In connection with our ASP business, we have engaged third-party service providers to perform many of the necessary services as independent contractors, and we are and will be responsible for monitoring their performance. We have limited experience outsourcing services or other important business functions in the past, and independent contractors may not perform those services adequately. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed. In addition, we plan to use resellers to market ASP products. We have limited experience utilizing resellers and we may not be successful in this effort.

        If customers determine that our products are not scalable, do not provide adequate security for the dissemination of information over the Internet, or are otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept our products for use on the Internet or on a subscription basis, our business will be harmed. As an outsourced ASP provider, we expect to receive confidential information, including credit card, travel booking, employee, purchasing, supplier and other financial and accounting data through the Internet or extranets, and there can be no assurance that this information will not be subject to computer break-ins, theft and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers or other harm to our business. In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Web in general, could significantly harm our business, operating results and financial condition. Even if our strategy of offering products to customers over the Internet proves successful, some of those Internet customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements. Any such shift in potential license revenues to the ASP model, which is unproven and potentially less profitable, could harm our business.

        In addition, as an increasing proportion of our business moves to this business model, our revenues may be inconsistent and hard to predict, given that revenues under this new business model are recognized ratably over the contract term whereas most of our revenues under the traditional licensing arrangements are recognized in the same quarter that the contract is signed.

We Have Limited Experience Selling Our Products as a Suite and Our Concur eWorkplace Model May Fail.

        We recently introduced Concur eWorkplace, which integrates Concur Expense and Concur Procurement, and, ultimately, Concur Human Resources, as a suite of applications. Until recently we have not sold our products as a suite, and we do not know whether customers will prefer to buy our products this way. In an effort to increase overall revenues, we expect to offer our integrated suite of applications at prices that will be lower than would be the case for the applications sold separately. This may have the effect of reducing per-user revenues. We have also found that selling our products as a suite has lengthened our sales cycle because the sale is more complex and is more likely to involve information technology specialists and, in some cases, higher-level decision-makers at the prospective customer. We do not anticipate that the trend toward longer sales cycles will abate in the foreseeable future. Because we are inexperienced selling our products this way, we cannot predict whether it will harm our business.

Our Lengthy Sales Cycle Could Adversely Affect Our Revenue Growth.

        Because of the high costs involved, customers for enterprise software products typically commit significant resources to an evaluation of available software applications and require us to expend substantial time, effort and money educating them about the value of our products and services. The time between initial contact with a potential customer and the ultimate sale, our sales cycle, typically ranges between six and fifteen months. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly. See “—Our operating results fluctuate widely and are difficult to predict.”

We Rely on Third-Party Software that is Difficult to Replace.

        Some of the software we license from third parties would be difficult to replace. In particular, in order to offer our customers our suite of workplace eCommerce software applications, we license technology from third parties. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the sale of our products and services until equivalent technology, if available, is identified, licensed and integrated, which could harm our business.

It is Important for Us To Establish and Maintain Strategic Relationships.

        To offer products and services to a larger customer base than we can reach through direct sales, telesales and internal marketing efforts, we depend on strategic referral and, in the future, reseller relationships. If we were unable to maintain our existing strategic referral relationships or enter into additional strategic referral or reseller relationships, we would have to devote substantially more resources to the distribution, sale and marketing of our products and services. Our success depends in part on the ultimate success of our strategic referral and reseller partners and their ability to market our products and services successfully. A number of our Concur Expense sales have come through referrals from American Express, but American Express is not obligated to refer any potential customers to us, and it has, and may continue to, enter into strategic relationships with other providers of expense reporting and corporate procurement applications.

        In the developing field of business-to-business electronic commerce, strategic business relationships with key suppliers and others are critical to the successful establishment of commerce or buying networks that may become the source of multiple revenue opportunities for their participants. If we are unable to establish such relationships and our competitors have these relationships, our workplace eCommerce business strategy would be harmed.

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

We Have Limited Experience With Large-Scale Deployment, Which Is Important To Our Future Success.

        To date only a limited number of customers have deployed Concur Expense, Concur Procurement and Concur Human Resources. We think that the ability of large customers to roll out our products across large numbers of users is critical to our success. If our customers cannot successfully implement large-scale deployments, or they determine that our products cannot accommodate large-scale deployments, our business would be harmed. Similarly, because only a limited number of customers are using the ASP version of our product offering, we do not have assurance that our ASP product would be able to support a large volume of users or transactions and our business would be harmed by any failure in this regard.

Year 2000 Considerations Among Our Customers and Potential Customers May Reduce Our Sales.

        Through the first half of 2000, we expect to experience reduced sales of products as customers and potential customers put a priority on correcting Year 2000 problems and therefore defer purchases of our products until later in 2000. Accordingly, demand for our products may be particularly volatile and unpredictable for the remainder of 1999 and early 2000.

We May Not Meet Our Expectations for the Seeker Software Acquisition.

        Our acquisition of Seeker Software Inc., (“Seeker Software”) in June 1999, was a significant investment. In connection with the acquisition, we recorded in the third quarter of fiscal 1999 a charge to operating expenses of approximately $8.9 million for direct and other acquisition-related costs pertaining to the transaction. Acquisition costs consisted primarily of financial advisor fees for both companies, attorneys, accountants, financial printing and other related charges. In the future, we may incur additional costs of integrating the business of Seeker Software with our business. We plan to integrate the Seeker Software business with our own, including product development efforts focused on fully integrating Concur Human Resources into Concur eWorkplace. We also expect to be able to sell our newly-acquired Concur Human Resources applications to some of the existing customers of our Concur eWorkplace, Concur Expense and Concur Procurement products, and to sell Concur eWorkplace, Concur Expense and Concur Procurement to existing customers of Concur Human Resources. However, we may fail to achieve our expectations. In particular, we may encounter substantial difficulties and financial risks such as:

•	difficulty assimilating the technology of the combined companies;

•	problems retaining key technical and managerial personnel;

•	additional operating losses and expenses of the acquired business; and

•	impairment of relationships with existing customers, business partners and employees.

        In addition, recent actions and comments from the Securities and Exchange Commission have indicated that it is scrutinizing the application of the pooling of interest method of accounting for business combinations. While we believe we are in compliance with the rules and related guidance as they currently exist, we can provide no assurance that the Commission will not challenge our conclusions and ultimately seek to treat this transaction under the purchase method of accounting for business combinations. This could result in the restatement of financial statements requiring the recording of goodwill and related amortization expense and as such could have a material negative impact on our financial results for the periods subsequent to the acquisition.

        There can be no assurance that we will be successful in overcoming these or any other problems or risks in connection with the acquisition of Seeker Software. Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not adversely affect our financial condition or results of operations.

Future Acquisitions Might Harm Our Business.

        As part of our business strategy, we might seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition opportunity, we might not be able to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We have completed only two acquisitions to date, 7Software, Inc. (“7Software”) and Seeker Software, Inc. We may not be able to select, manage or absorb any future acquisitions successfully. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, will divert management time and other resources. We may have to use a substantial portion of our available cash to consummate an acquisition. On the other hand, if we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. In addition, we cannot assure you that any particular acquisition, even if successfully completed, will ultimately benefit our business.

We May Experience Difficulties in Introducing New Products and Upgrades.

        Through our acquisition of Seeker Software in June 1999, we added Concur Human Resources to our product suite. We expect to add additional workplace eCommerce applications to our product suite by acquisition or internal development, and to develop enhancements to our existing applications. We have experienced delays in the planned release dates of our software products and upgrades, and we have discovered software defects in new products after their introduction. New products or upgrades may not be released according to schedule, or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. If we do not develop, license or acquire new software products, or deliver enhancements to existing products on a timely and cost-effective basis, our business will be harmed.

We Plan to Contract With a Third-Party to Expand, Host and Manage and Maintain Our Concur Commerce Network Infrastructure.

        We plan to contract with a third-party to expand, host, manage and maintain our Concur Commerce Network infrastructure. Services provided by the third-party will likely include web server hosting, maintaining communications lines and managing network data centers. We are engaged in discussions with a third-party to obtain these services but have not entered into a contract with this party. If we do not contract with this third- party, we would have to obtain similar services from another provider or perform these functions ourselves. We may not successfully obtain or perform these services on a timely and cost-effective basis. If our Concur Commerce Network infrastructure is successfully completed by a third-party, we will be entirely dependent on that party to manage and maintain our network infrastructure and to provide security for it.

Our Products Might Not be Compatible with All Major Platforms, Which Could Inhibit Sales.

        We must continually modify and enhance our products to keep pace with changes in hardware and software platforms, database technology and electronic commerce technical standards. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, back-office applications, and browsers and other Internet-related applications could hurt our business. In addition, our products are not currently based upon the Java programming language, an increasingly widely-used language for developing Internet applications. We have made a strategic decision not to develop a fully Java-based product at this time. Accordingly, certain features available to products written in Java may not be available in our products, and this could result in reduced customer demand.

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

Our Ability to Protect Our Intellectual Property is Limited and Our Products May be Subject to Infringement Claims by Third-Parties.

        We depend upon our proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary information. In some cases, we are using marks to which we do not have federal trademark registration and certain of these marks for which we have filed for federal registration may not ultimately be registrable and we may have incomplete rights to use these marks. We have also taken steps to avoid disclosure of our proprietary technology by generally restricting customer access to our products’ source code and requiring all employees and contractors to enter into confidentiality and invention assignment agreements. However, certain of our customers and partners have received access to source code versions of our products in order to facilitate more extensive testing of our products and certain of our former technical personnel and contractors did not execute such confidentiality and invention assignment agreements. Further, we only recently began requiring contractors and temporary employees to execute our confidentiality agreement rather than executing the confidentiality agreements maintained by temporary agencies or not executing any such agreements. We presently have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting these proprietary rights will be adequate, nor that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition.

Year 2000 Compliance Costs are Difficult to Assess.

        We believe the current versions of our software products are capable of adequately distinguishing 21st century dates from 20th century dates. However, our products are generally integrated into enterprise systems involving sophisticated hardware and complex software products, which may not be Year 2000 compliant. We may in the future be subject to claims based on Year 2000 problems in others’ products, Year 2000 problems alleged to be found in our products, Year 2000-related issues arising from the integration of multiple products within an overall system, or other Year 2000-related claims. In addition, earlier versions of our products were not Year 2000 compliant, and we do not intend to make them Year 2000 compliant. Despite our testing of our products, our audit of our suppliers and our internal compliance efforts, we cannot be certain that we have identified all significant Year 2000 problems and the total cost of Year 2000 compliance, remediation and contingency plan promulgation may be material and may harm our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Year 2000 compliance.”

We Depend on Service Revenues to Increase Our Overall Revenues; Services May Not Achieve Profitability.

        Our service revenues have increased each year as a percentage of total revenues. Service revenues represented 35.2%, 34.5%, and 27.8% of total revenues for 1999, 1998 and 1997, respectively. We anticipate that service revenues will continue to represent a significant percentage of total revenues. To a large extent, the level of service revenues depends upon the ongoing renewals of customer support contracts by our growing installed customer base. Customer support contracts might not be renewed. And, if third-party organizations such as systems integrators become proficient in installing or servicing our products, consulting revenues could decline. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to successfully recruit and train a sufficient number of qualified services personnel. We formed our professional services organization in 1996. Since that time, we have not achieved profitability with respect to these services. Due to the increasing costs of operating a professional services organization, we may not be able to achieve profitability in this part of our business in the near future, or ever.

We Depend on Our Key Employees.

        Our success depends on the performance of our senior management, particularly S. Steven Singh, our President, Chief Executive Officer and Chairman of the Board, who is not bound by an employment agreement. Although we maintain key person life insurance on Mr. Singh in the amount of $1.0 million, the loss of his services would harm our business. If one or more members of our senior management or any of our key employees were to resign, particularly to join or form a competitor, the loss of that personnel and any resulting loss of existing or potential customers to that competitor would harm our business.

We Must Attract and Retain Qualified Personnel.

        Our success depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, sales and consulting personnel in the market segments in which we compete. Many of our competitors for experienced personnel have greater financial and other resources than we have. In particular, we compete for personnel with Microsoft Corporation, which is located in the same geographic area as our headquarters. We also compete for personnel with other software vendors, including ERP vendors and business-to-business electronic commerce solution providers, and with consulting and professional services companies.

We Rely on Third Party Implementation Service Providers.

        Beginning with fiscal 1999, the majority of the consulting services associated with the implementation of our software at our customers’ facilities has been performed by third party implementation service providers. If we are unable to establish and maintain effective, long-term relationships with our implementation providers, or if these providers do not meet the needs or expectations of our customers, our business would be seriously harmed. This strategy will also require that we develop new relationships with additional third-party implementation providers to provide these services if the number of our customer implementations continues to increase. Our current implementation partners are not contractually required to continue to help implement our solutions. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers’ implementation needs. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

There are Risks Associated with International Operations.

        Our international operations are subject to a number of risks, including:

•	costs of customizing products for foreign countries;

•	laws and business practices favoring local competition;

•	dependence on local vendors;

•	uncertain regulation of electronic commerce;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	greater difficulty in collecting accounts receivable;

•	import and export restrictions and tariffs;

•	difficulties staffing and managing foreign operations;

•	multiple conflicting tax laws and regulations; and

•	political and economic instability.

        Our international operations also face foreign currency-related risks. To date, most of our revenues have been denominated in U.S. Dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. In particular, we expect that an increasing portion of our international sales may be Euro-denominated. The Euro is still a relatively new currency and may be subject to economic risks that are not currently contemplated. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations.

        Revenues from customers outside the United States, primarily in the United Kingdom, Canada and Australia represented approximately $932,000, $810,000, and $1.3 million in 1999, 1998, and 1997. A key component of our business strategy is to expand our sales and support operations internationally. We employ sales professionals in London, Paris, Sydney and Toronto and intend to establish additional international sales offices, expand our international management, sales and support organizations, and enter into relationships with additional international remarketers. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract remarketers that will be able to market our products effectively.

        We must also customize our products for local markets. For example, our ability to expand into the European market will depend on our ability to develop a travel and entertainment expense management solution (as well as business-to-business procurement and human resources self-service solutions) that incorporates the tax laws and accounting practices followed in Germany and other European countries, and to develop workplace eCommerce applications that support the Euro. Further, if we establish significant operations overseas, we may incur costs that would be difficult to reduce quickly because of employee practices in those countries.

Our Revenue Recognition Policy May Change When Definitive Guidance is Available.

        We recognize revenues from sales of software licenses when we sign a non-cancelable license agreement with a customer, the software is delivered, no significant post-delivery vendor obligations remain and collection is deemed probable. We recognize customer support revenues ratably over the contract term (which is typically one year) and recognize revenues for consulting and training services as such services are performed. We believe our current revenue recognition policies and practices are consistent with applicable accounting standards. However, guidelines for recently introduced software revenue recognition standards have not yet been developed. Once available, such guidance could lead to unanticipated changes in our current revenue accounting practices, and such changes could significantly reduce our future revenues and earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Our plan to sell products as an Internet-based applications service provider may fail.”

ITEM 2.    PROPERTIES

        The Company ’s principal administrative, sales, marketing and research and development facility is located in Redmond, Washington and consists of approximately 101,400 square feet of office space held under leases which expire in December 2001 and May 2005. Our wholly owned subsidiary, Seeker Software, will continue to operate out of our facility located in Oakland, California consisting of approximately 19,500 square feet of office space held under a lease that expires in October 2001. As of September 30, 1999, we also leased sales offices in Atlanta, Baltimore, Boston, Chicago, Dallas, Denver, London, Los Angeles, Minneapolis, New York, Paris, Philadelphia, Princeton, Raleigh, San Francisco, St. Louis and Sydney.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1999.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        The Company ’s common stock is traded on The Nasdaq National Market under the symbol “CNQR.” The following table sets forth the range of the high and low closing sale prices by quarter as reported on the Nasdaq National Market since December 16, 1998, the date our common stock commenced public trading.

	High	Low
Fiscal year ended September 30, 1999:
First Quarter (since December 16, 1998)	$30 [1] /2	$19 [1] /2
Second Quarter	$45 [1] /8	$25
Third Quarter	$55	$24 [7] /16
Fourth Quarter	$41 [1] /16	$21 [15] /16

        On September 30, 1999, there were approximately 297 stockholders of record of the Company ’s common stock.

Dividends

        The Company has never paid cash dividends on its common stock. The Company intends to retain its earnings for use in its business and, therefore, does not anticipate paying any cash dividends on the common stock.

Recent Sales of Unregistered Securities*

        The following table sets forth information regarding all securities of the Company sold by the Company from October 1, 1998 to September 30, 1999. References to warrants below assume the full exercise of all warrants. Preferred stock numbers are presented on an as converted to common stock basis.

Class of Purchasers	Date of Sale	Title of Securities	Number of Securities	Aggregate Purchase Price	Form of Consideration
1 investor	December 16, 1998	Exercise of warrant to purchase common stock	33,537	—	Net exercise
1 investor	December 21, 1998	Exercise of warrant to purchase common stock	225,000	2,616,000	Cash
1 investor	February 8, 1999	Exercise of warrant to purchase common stock	10,515	—	Net exercise
53 investors	June 1, 1999	Common stock	3,419,929	—	Exchange for common stock of Seeker Software, Inc.(1)
Officers, directors, employees and other eligible participants	October 1, 1998 to January 12, 1999	Exercise of options to purchase common stock	116,453	18,033	Cash(2)

*
As part of the reincorporation of the Company into Delaware, the Company exchanged 3,099,959 shares of its common stock, 10,213,553 shares of its redeemable convertible preferred stock and warrants to purchase 2,329,578 shares of its redeemable convertible preferred stock for 3,099,959 shares of common stock, 10,213,553 shares of redeemable convertible preferred stock and warrants to purchase 2,329,578 shares of redeemable convertible preferred stock, respectively.

(1)	In connection with the Company’s acquisition of Seeker Software, the Company exchanged 3,419,929 shares of common stock for Seeker Software’s common stock.

(2)
With respect to the grant of stock options, exemption from registration under the Securities Act was unnecessary in that none of such transactions involved a “sale” of securities as such term is used in Section 2(3) of the Securities Act.

        All sales of common stock made pursuant to the exercise of stock options granted under the stock option plans of the Company or its predecessors were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

        All other sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment and who represented to the issuer that the shares were being acquired for investment.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

        Our consolidated financial data reflects our acquisition of 7Software in June 1998, in a transaction accounted for as a purchase, which resulted in a one-time charge of $5.2 million for acquired in-process technology and our merger with Seeker Software in June 1999, in a transaction accounted for as a pooling of interests, which resulted in a one time, non-recurring merger cost of $8.9 million.

	Year Ended September 30,
	1999	1998	1997	1996	1995
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenues, net:
Licenses	$ 24,002	$ 13,176	$ 6,504	$ 1,717	$ 2,104
Services	13,011	6,952	2,499	253	24

Total revenues	37,013	20,128	9,003	1,970	2,128
Cost of revenues:
Licenses	1,184	558	394	386	728
Services	16,653	8,063	2,721	876	673

Total cost of revenues	17,837	8,621	3,115	1,262	1,401

Gross profit	19,176	11,507	5,888	708	727

Operating expenses:
Sales and marketing	28,993	16,070	6,692	2,990	2,363
Research and development	19,371	10,276	4,479	1,808	744
General and administrative	10,385	5,919	2,307	1,019	515
Merger costs and acquired in-process technology	8,859	5,203	—	—	—

Total operating expenses	67,608	37,468	13,478	5,817	3,622

Loss from operations	(48,432)	(25,961)	(7,590)	(5,109)	(2,895)
Other income (expense), net	1,956	(263)	31	5	5

Net loss	$(46,476)	$(26,224)	$(7,559)	$(5,104)	$(2,890)

Basic and diluted net loss per share	$ (2.75)	$ (8.18)	$ (2.50)	$ (1.69)	$ (1.29)

Shares used in calculation of basic and diluted net loss per share	16,883	3,207	3,025	3,019	2,234

	September 30,
	1999	1998	1997	1996	1995
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$108,722	$17,058	$ 7,721	$5,702	$2,541
Working capital	90,626	8,450	7,074	4,292	1,839
Total assets	128,828	28,622	14,180	7,022	3,058
Long-term obligations, net of current portion	6,326	8,605	3,687	415	125
Redeemable convertible preferred stock and warrants	—	37,956	17,345	12,386	4,903
Total stockholders ’ equity (deficit)	93,774	(33,551)	(12,503)	(8,330)	(3,234)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors That May Affect Results of Operations and Financial Condition” and elsewhere in this Report.

Overview

        We are a leading provider of workplace eCommerce software and services that extend automation to employees throughout an enterprise and to partners, suppliers and service providers in the extended enterprise. Our flagship product, Concur eWorkplace integrates our suite of workplace eCommerce solutions and provides a portal through which employees can access critical business eCommerce information and services. The Concur eWorkplace suite is available in three versions: licensed, ASP and Internet outsourced. Our licensed version, which is principally marketed to larger corporations, includes our entire suite of workplace eCommerce solutions, consisting of corporate procurement, human resources self service and travel and entertainment expense management. Our ASP version, called Concur eWorkplace ASP, is offered on a subscription-pricing basis principally to larger corporations and currently includes travel and entertainment expense management functionality. Our Internet outsourced version, called Concur eWorkplace.com, is offered on a subscription-pricing basis, principally for small and mid-size businesses. This version currently includes travel and entertainment expense management and corporate procurement functionality. More than 275 companies worldwide, representing over 2.1 million end-users, have licensed our solutions.

        We were incorporated in 1993 and commenced operations in fiscal 1994, initially developing QuickXpense, a retail, shrink-wrapped application that automated travel and entertainment expense reporting for individuals. We first shipped QuickXpense in fiscal 1995 and sold QuickXpense through a combination of retail channels and direct marketing, utilizing a small sales force and no consulting or implementation staff. In response to inquiries from businesses seeking to automate the entire travel and entertainment expense reporting process, including back-office processing and integration to financial systems, we significantly expanded our product development efforts and released Concur Expense, a client-server based enterprise travel and entertainment expense management solution in July 1996. In March 1998, we shipped an intranet-based version of Concur Expense. Since its release, the intranet-based version has accounted for a majority of Concur Expense license revenues. We expect to focus all future product development efforts on the Internet-based versions of our products.

        On June 30, 1998, we acquired 7Software, Inc., a privately held software company and the developer of Concur Procurement. 7Software was incorporated in May 1997. 7Software was selling the initial version of its product through a single sales representative at the time of the acquisition. In connection with the acquisition, we issued 708,918 shares of our common stock in exchange for all the outstanding shares of 7Software. We also converted all of 7Software’s outstanding options into options to purchase up to 123,921 shares of our common stock, paid $130,000 to 7Software, and agreed to pay $500,000 to certain stockholders of 7Software. Our total purchase price was valued at $6.2 million, including direct costs of the acquisition. The total purchase price was determined by our management and board of directors based on an assessment of the value of 7Software and as a result of negotiations with 7Software. In determining the purchase price, we estimated the fair value of our common stock and our stock options issued in the transaction. We also entered into employment and bonus agreements with certain officers of 7Software. The acquisition was recorded under the purchase method of accounting and the results of operations of 7Software and the fair value of the assets acquired and liabilities assumed were included in our consolidated financial statements beginning on the acquisition date. In connection with this acquisition, we recorded $5.2 million for in-process technology as an expense during the quarter ended June 30, 1998. In addition, we recorded capitalized technology and other intangible assets of $960,000 that are being amortized on a straight-line basis over three years. See Note 3 of Notes to Consolidated Financial Statements.

        On June 1, 1999, we acquired Seeker Software, a privately held software company and developer of Concur Human Resources. The transaction was accounted for as a pooling of interests. We issued 3,419,929 shares of common stock in exchange for all outstanding preferred stock, preferred stock warrants, and common stock of Seeker Software, and we converted all outstanding options to purchase Seeker Software common stock into options to purchase up to 680,234 shares of Concur common stock. These consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of Seeker Software. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. These consolidated financial statements are now considered the historical financial statements of the Company.

        In January 1999, we introduced Concur eWorkplace which provides a common user interface to integrate Concur Expense and Concur Procurement and provides a portal through which employees can access critical business eCommerce information and services. Concur Human Resources will be integrated into Concur eWorkplace in fiscal 2000. Concur eWorkplace improves employee productivity by integrating common features, such as the user interface, applications icons, approval reminders, status updates and passwords. It enables IT personnel to easily administer employee-centric applications that are integrated into Concur eWorkplace, because the data is captured in a central database, eliminating the need to support, maintain and manage multiple servers and software programs. In October 1999, we introduced Concur eWorkplace.com, which provides features and benefits similar to Concur eWorkplace but is offered as an ASP product principally for small and mid-size companies, and requires limited IT infrastructure and limited IT support. Concur eWorkplace.com is currently available with Concur Expense and Concur Procurement. We expect to add Concur Human Resources in fiscal 2001. In December 1999, we introduced Concur eWorkplace ASP, which provides features and benefits similar to Concur eWorkplace, but is offered as an ASP product principally to large companies that want a configured solution offered on an outsourced basis with limited IT infrastructure and support requirements. Concur eWorkplace ASP is currently available with Concur Expense, and we expect to add Concur Procurement and Concur Human Resources in fiscal 2000 and fiscal 2001, respectively.

        Through June 1996, we derived our revenues from licenses of QuickXpense and related services. In July 1996, we released Concur Expense. Substantially all of our revenues since the fourth quarter of fiscal 1996 have been derived from licenses of Concur Expense and related services, and to a lesser degree, the sale of licenses and services relating to Concur Human Resources. We expect that the majority of our revenues will continue to be derived from our Concur Expense product line and related services. Our revenues, which consist of software license revenues and service revenues, totaled $37.0 million, $20.1 million, and $9.0 million in the years ended September 30, 1999, 1998 and 1997, respectively. Our product pricing is primarily based on the number of users or employees of the customer. Service revenues consist of consulting, customer support and training.

        We market our software and services primarily through our direct sales organization in the United States, Canada, United Kingdom and Australia. Revenues from licenses and services to customers outside the United States were $932,000, $810,000 and $1.3 million in the years ended September 30, 1999, 1998 and 1997, respectively. Historically, as a result of the relatively small amount of international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

        For fiscal 1998 and prior years, we recognized revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1. Software license revenues were recognized when a non-cancelable license agreement was signed with a customer, the software was shipped, no significant post delivery vendor obligations remained and collection was deemed probable. Maintenance revenues were recognized ratably over the contract term, typically one year. Revenues for consulting services were recognized as such services were performed. Commencing with fiscal 1999, we recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2. These standards generally require revenues earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately. The revenues allocated to software products, including specified upgrades or enhancements, generally are recognized upon delivery of the products. The revenues allocated to unspecified upgrades, updates and other post-contract customer support generally are recognized ratably over the term of the related maintenance contract. Revenues relating to consulting and training services provided to customers are generally recognized as such services are performed. If evidence of the fair value for all elements of the arrangement does not exist, all revenues from the arrangement are deferred until such evidence exists or until all elements are delivered. SOP 97-2 has been subject to certain modifications and interpretations since its release in October 1997. Most recently in December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” which has been adopted by us without any significant effect on revenue recognition. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could affect our future revenues and earnings.

        Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. The number of our full-time employees increased from 293 at September 30, 1998, to 488 at September 30, 1999 representing an increase of 195 or 67%. As a result of investments in our infrastructure, we have incurred net losses in each fiscal quarter since inception and as of September 30, 1999, had an accumulated deficit of $89.7 million. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing and professional services staff. In addition, we plan to expand our customers’ and suppliers’ ability to conduct business-to-business eCommerce transactions over the Internet through the use of our Concur Commerce Network. The Concur Commerce Network will require additional expenditures as we market and continue its development. Accordingly, we expect to incur net losses for the foreseeable future.

        We have recorded aggregate deferred stock compensation of $3.4 million. Deferred stock compensation is amortized over the life of the options, generally four years. During 1999 and 1998, we recorded amortization of deferred stock compensation of $1.6 million and $421,000, respectively, of which $1.3 million and $44,000 was a result of the Seeker Software merger.

        We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. There can be no assurance that we will be successful in addressing such risks and difficulties. Although historically we have experienced significant revenue growth, this trend may not continue. In addition, we may not achieve or maintain profitability in the future.

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Year Ended September 30,
	1999	1998	1997
Revenues, net:
Licenses	64.8%	65.5%	72.2%
Services	35.2	34.5	27.8

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	3.2	2.8	4.4
Services	45.0	40.0	30.2

Total cost of revenues	48.2	42.8	34.6

Gross margin	51.8	57.2	65.4
Operating expenses:
Sales and marketing	78.3	79.9	74.3
Research and development	52.3	51.1	49.8
General and administrative	28.1	29.4	25.6
Merger and acquired in-process technology	24.0	25.8	—

Total operating expenses	182.7	186.2	149.7

Loss from operations	(130.9)	(129.0)	(84.3)
Interest income	10.3	2.3	2.1
Interest expense	(4.1)	(2.7)	(1.0)
Other expense, net	(0.9)	(0.9)	(0.7)

Net loss	(125.6)%	(130.3)%	(83.9)%

Years Ended September 30, 1999, 1998 and 1997

    Revenues

        Total revenues were $37.0 million, $20.1 million and $9.0 million for the years ended September 30, 1999, 1998 and 1997, respectively, representing increases of $16.9 million, or 84%, from 1998 to 1999 and $11.1 million, or 124%, from 1997 to 1998. International revenues were $932,000, $810,000 and $1.3 million for the years ended September 30, 1999, 1998 and 1997, respectively. We had no customer that accounted for more than 10% of our revenues in 1999, 1998 or 1997.

        License Revenues.    Our license revenues were $24.0 million, $13.2 million and $6.5 million for the years ended September 30, 1999, 1998 and 1997, respectively, representing increases of $10.8 million, or 82%, from 1998 to 1999 and $6.7 million, or 103%, from 1997 to 1998. License revenues represented 64.8%, 65.5% and 72.2% of total revenues for the years ended September 30, 1999, 1998 and 1997, respectively. The increases in revenues were due primarily to the market acceptance of Concur Expense, and to a lesser degree, Concur Human Resources. Also driving this increase in revenues was an increase in the size and productivity of our sales force, and sales related to referrals attributable to our December 1997 strategic marketing alliance agreement with American Express.

        Service Revenues.    Our service revenues were $13.0 million, $7.0 million and $2.5 million for the years ended September 30, 1999, 1998 and 1997, respectively, representing increases of $6.0 million, or 87%, from 1998 to 1999 and $4.5 million, or 178%, from 1997 to 1998. Service revenues represented 35.2%, 34.5% and 27.8% of total revenues for the years ended September 30, 1999, 1998 and 1997, respectively. These increases reflected increased consulting revenue primarily a result of Concur Expense, and to a lesser degree, Concur Human Resources license sales in fiscal 1999 and 1998, as well as revenues recognized with respect to maintenance agreements entered into in the current and prior periods. As license sales increase, we expect increases in service revenues based on the resulting implementation efforts from these sales. The percentage of total revenues represented by service revenues in prior fiscal periods may not be indicative of levels to be expected in future periods as the proportion of our service revenues to total revenues will fluctuate in the future depending in part on our use of third-party consulting and implementation service providers as well as market acceptance of our Concur eWorkplace.com and Concur eWorkplace ASP solutions.

    Cost of Revenues

        Cost of License Revenues.    Our cost of license revenues was $1.2 million, $558,000 and $394,000 for the years ended September 30, 1999, 1998 and 1997, respectively, representing increases of $626,000, or 112%, from 1998 to 1999 and $164,000, or 42%, from 1997 to 1998. The increase from 1998 to 1999 was primarily a result of the amortization of capitalized technology recorded in connection with our June 1998, acquisition of 7Software, and to a lesser extent reflects increased expenses associated with sub-licensing of third-party software due to increased sales of Concur Expense, and the costs of production, manuals and other media associated with licensing our products. The increase from 1997 to 1998 was principally a result of increased expenses associated with sub-licensing of third-party software due to increased sales of Concur Expense. Cost of license revenues represented 4.9%, 4.2%, and 6.1% of license revenues for the years ended September 30, 1999, 1998 and 1997 respectively. We expect that the cost of license revenues may fluctuate in the future depending in part on the demand for our current products and our ASP solutions.

        Cost of Service Revenues.    Our cost of service revenues was $16.7 million, $8.1 million and $2.7 million for the years ended September 30, 1999, 1998 and 1997, respectively, representing increases of $8.6 million, or 107%, from 1998 to 1999 and $5.4 million, or 196% from 1997 to 1998. These increases were primarily due to increases in professional service personnel to manage and support our growing customer base. Cost of service revenues represented 128%, 116% and 109% of service revenues for the years ended September 30, 1999, 1998 and 1997, respectively. Cost of service revenues as a percentage of service revenues may vary between periods due to changes in the mix of services provided by us or by our partners.

    Costs and Expenses

        Sales and Marketing.    Our sales and marketing expenses were $29.0 million, $16.1 million and $6.7 million for the years ended September 30, 1999, 1998 and 1997, respectively, representing increases of $12.9 million, or 80%, from 1998 to 1999 and $9.4 million, or 140%, from 1997 to 1998. The increases from 1997 to 1999 primarily reflect our investment in our sales and marketing infrastructure, including significant personnel-related expenses such as salaries, benefits and commissions, recruiting fees, travel and entertainment expenses, and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. The increases also reflect increased public relations and trade show expenses, and sales referral fees paid under our agreement with our referral partners, principally American Express. The increase from 1998 to 1999 also reflects the cost of our ongoing international expansion of our sales organization into the United Kingdom, and to a lesser degree, Australia. Sales and marketing expenses represented 78.3%, 79.9% and 74.3% of total revenues for the years ended September 30, 1999, 1998 and 1997, respectively. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and further increase the acceptance of our products. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and sales and marketing expenses will continue to increase in future periods.

        Research and Development.    Our research and development expenses were $19.4 million, $10.3 million and $4.5 million for the years ended September 30, 1999, 1998 and 1997, respectively, representing increases of $9.1 million, or 89% from 1998 to 1999, and $5.8 million, or 129% from 1997 to 1998. The increases were primarily related to increased hiring of software engineers, program management and quality assurance personnel and outside contractors to support our expanded product lines and ongoing product development. Research and development costs represented 52.3%, 51.1% and 49.8% of total revenues for the years ended September 30, 1999, 1998 and 1997, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product lines, and to enhance the common technology platform for our suite of products. In addition, we plan to expand our customers’ and suppliers’ ability to conduct business-to-business eCommerce transactions over the Internet through the use of our Concur Commerce Network. The Concur Commerce Network will require additional expenditures as we market and continue its development. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

        General and Administrative.    Our general and administrative expenses were $10.4 million, $5.9 million and $2.3 million for the years ended September 30, 1999, 1998 and 1997, respectively, representing increases of $4.5 million, or 76% from 1998 to 1999 and $3.6 million, or 157% from 1997 to 1998. These increases were primarily the result of hiring additional general and administrative personnel to support the growth of our business, increased use of outside contractors associated with increased recruiting efforts, higher amortization of deferred stock compensation, and an increase in the allowance for doubtful accounts related to our increase in revenues. General and administrative costs represented 28.1%, 29.4% and 25.6% of our total revenues for the years ended September 30, 1999, 1998 and 1997, respectively. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and expenses associated with being a public company, including public reporting expenses, directors’ and officers’ liability insurance and professional services fees.

        Merger Costs and Acquired In-Process Technology.    In connection with our merger with Seeker Software in June 1999, we recorded a charge to operating expenses of approximately $8.9 million for direct and other merger-related costs pertaining to the transaction. Merger costs consisted primarily of financial advisor fees for both companies, attorneys, accountants, financial printing and other related charges. In connection with the acquisition of 7Software, we recorded a one-time charge of $5.2 million for in-process technology as an expense in the quarter ended June 30, 1998.

        Interest Income and Interest Expense.    Our interest income was $3.8 million, $454,000 and $186,000 for the years ended September 30, 1999, 1998 and 1997, respectively, representing increases of approximately $3.4 million from 1998 to 1999 and $268,000 from 1997 to 1998. These increases reflect interest income earned on the higher cash, cash equivalents and marketable securities balances as a result of proceeds received in December 1998 and April 1999 from our public offerings. Interest expense was $1.5 million, $539,000, and $94,000 for the years ended September 30, 1999, 1998 and 1997, respectively, representing increases of $972,000 from 1998 to 1999 and $445,000 from 1997 to 1998. These increases were due to additional bank borrowings and higher capital lease obligations in each of the years.

        Provision for Income Taxes.    No provision for federal and state income taxes has been recorded because we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

        Our total assets were $128.8 million and $28.6 million at September 30, 1999 and 1998, respectively, representing an increase of $100.2 million, or 350%. This increase was primarily due to cash proceeds received from the sales of our common stock in our December 1998 initial public offering (“IPO ”), and our April 1999 follow-on offering. As of September 30, 1999, we had $108.7 million of cash and cash equivalents and marketable securities, compared to $17.1 million at September 30, 1998, representing an increase of $91.7 million, or 537%. During December 1998, we issued 3,365,000 shares of our common stock in connection with our IPO, resulting in proceeds to Concur of approximately $37.4 million, net of offering costs. In connection with our IPO, we also received proceeds totaling $2.6 million from the exercise of a warrant to purchase 225,000 shares of our common stock. In April 1999, we completed a follow-on offering of our common stock and issued an additional 2,018,620 shares at an offering price of $43.50. The proceeds to Concur, net of offering costs, were approximately $82.2 million.

        Our accounts receivable balance, net of allowance for doubtful accounts, was $9.0 million and $6.0 million as of September 30, 1999 and 1998, respectively, representing an increase of $3.0 million, or 49%. This increase was principally a result of increased license revenues and service revenues associated with sales of Concur eWorkplace, including sales of Concur Expense and to a lesser degree, Concur Human Resources. Days’ sales outstanding (“DSO”) in accounts receivable was 90 days and 81 days for the quarters ended September 30, 1999 and 1998, respectively. We expect that DSO will fluctuate significantly in future quarters, and may even increase. Deposits and other assets were $1.8 million and $504,000 at September 30, 1999 and 1998, respectively. Deposits and other assets increased primarily due to a prepayment for a sales referral, marketing, and business partnership.

        Our total current liabilities were $28.6 million and $15.4 million as of September 30, 1999 and 1998, respectively, representing an increase of $13.1 million, or 85%. This increase consists primarily of an increase in accounts payable, accrued liabilities, and accrued commissions. The increase in accounts payable and accrued liabilities was primarily due to expenses incurred but unpaid as of September 30, 1999 relating to our merger with Seeker Software in June 1999, as well as our increased growth and ongoing business activities. The growth in accrued commissions at September 30, 1999 was due to our increased sales in the current quarter over the same period in the prior year. Sales in the fourth quarter of 1999 were up 43% from the same quarter in 1998.

Liquidity and Capital Resources

        Since inception, we have funded our operations primarily through sales of equity securities and to a lesser degree the use of long-term debt, notes payable to stockholders, and equipment leases. Prior to our IPO, we had raised approximately $39.3 million, net of offering costs, from the issuance of preferred stock, and approximately $15.0 million from the issuance of long-term debt and notes payable to stockholders, and had financed equipment purchases totaling approximately $3.9 million.

        In December 1998, we completed our IPO and received approximately $37.4 million in cash, net of underwriting discounts, commissions and other offering costs. In connection with the IPO, warrants were exercised to purchase 225,000 shares of common stock at a price of $11.625 per share, resulting in additional proceeds totaling $2.6 million. In April 1999, we completed a follow-on offering and received proceeds of approximately $82.2 million in cash, net of underwriting discounts, commissions and other offering costs. Also in April 1999, Seeker Software issued 972,944 shares of preferred stock in a private placement offering in exchange for $9.4 million in cash and the conversion of $2.6 million in notes payable to stockholders and accrued interest. Our sources of liquidity as of September 30, 1999 consisted principally of cash and cash equivalents and marketable securities, all totaling $108.7 million, and approximately $3.6 million of available borrowings under a line of credit.

        Net cash used in operating activities was $36.4 million, $16.0 million and $8.5 million in the years ended September 30, 1999, 1998 and 1997, respectively, representing increases of $20.4 million, or 128% from 1998 to 1999, and $7.5 million or 88% from 1997 to 1998. For such periods, net cash used by operating activities was primarily a result of funding ongoing operations.

        Our investing activities have consisted primarily of purchases of property and equipment. Property and equipment acquisitions, including those acquired under capital leases, totaled $6.0 million, $2.4 million, and $1.4 million in the years ended September 30, 1999, 1998 and 1997, representing increases of $3.6 million, or 153% from 1998 to 1999 and $1.0 million or 77% from 1997 to 1998. We financed a significant portion of our acquisitions of property and equipment through capital leases, which consist primarily of computer hardware and software for our increasing employee base as well as for our management information systems. We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We do not expect to incur significant costs to make our internal information systems Year 2000 compliant because we believe such information systems are designed to function properly through and beyond the year 2000.

        Our financing activities provided $131.8 million, $26.3 million and $11.8 million in the years ended September 30, 1999, 1998, and 1997, respectively. In the year ended September 30, 1999, cash provided by financing activities consisted primarily of $37.4 million from our IPO, $2.6 million from the exercise of warrants as a result of the IPO, and $82.2 million from our follow-on offering. Additionally, we raised $9.4 million in connection with the offering of Seeker Software’s preferred stock in April 1999.

        We have a line of credit with a bank for $4.0 million that expires in March 2000. The line of credit bears interest at the lending bank’s prime rate plus 1.5%. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $4.0 million and are secured by substantially all of our non-leased assets. As of September 30, 1999, we had not borrowed under the line of credit; however, there was a standby letter of credit outstanding for $450,000. Approximately $3.6 million remained available under this line as of September 30, 1999.

        In September 1997, we entered into a $1.0 million senior term loan facility with the same bank with which we have the line of credit, pursuant to the terms of a security and loan agreement. In April 1998, the senior term loan facility was amended to allow for additional borrowings up to a total of $3.0 million. The facility, which bears interest at the lending bank ’s prime rate less 1.0%, matures on February 15, 2001. Payments were interest only through February 15, 1999, at which time we started to pay off the facility in 24 equal monthly principal payments plus interest. The loan agreement contains certain financial restrictions and covenants, with which we are currently in compliance. As of September 30, 1999, the outstanding indebtedness under the loan agreement was $2.1 million.

        In July 1997, we entered into a subordinated loan and security agreement with an equipment lessor in the principal amount of $1.5 million that bears interest at an annual rate of 8.5%. In May 1998, this agreement was amended to allow for additional borrowings of $5.0 million bearing interest at an annual rate of 11% on the first $3.5 million and 12.5% on the remaining $1.5 million, which expired on December 31, 1998. The notes are due in varying monthly installments through April 2002, and contain certain restrictions and covenants, with which we are currently in compliance. At September 30, 1999, the outstanding indebtedness under the subordinated loan agreement was $3.6 million.

        We also have an existing equipment line of credit with a bank, which is no longer available for additional borrowings. Principal payments of approximately $32,000, plus interest which accrues at the prime rate plus 1.5% are due monthly through October 2001. At September 30, 1999, the outstanding indebtedness under the equipment line of credit was $409,000.

        In September 1998, we entered into an additional subordinated promissory note agreement with an equipment lessor in the principal amount of $2.0 million. The note bears interest at 11%, payments are due in monthly installments of approximately $65,000 including interest, and the note matures in November 2001. At September 30, 1999, the outstanding indebtedness under the subordinated loan agreement was $1.5 million.

        On August 11, 1998, we issued a warrant to TRS to purchase shares of our Series E Preferred Stock. In connection with our IPO in December 1998, this warrant was converted into a warrant to purchase 2,325,000 shares of our common stock. In December 1998, TRS exercised a portion of the warrant to purchase 225,000 shares at $11.625 per share. Additionally, under the warrant, TRS may acquire 700,000 shares at any time on or before October 15, 1999 at a cash purchase price of $33.75 per share, 700,000 additional shares at any time on or before January 15, 2001 at a cash purchase price of $50.625 per share, and 700,000 shares at any time on or before January 15, 2002 at a cash purchase price of $85.00 per share. TRS did not exercise the warrants that expired on October 15, 1999.

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

Background of Year 2000 Issues

        Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems were developed using two digits rather than four to represent the applicable year. For example, computer programs that have date-sensitive software may recognize a date using “00 ” as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process translations, send invoices or engage in similar normal business activities. As a result, many companies’ software and computer systems may need to be upgraded or replaced to comply with such “Year 2000” requirements.

    State of Readiness

        Our business depends on the operation of numerous systems that could potentially be affected by Year 2000-related problems. Those systems include, among others:

•	hardware and software systems we use to deliver products and services to customers, including our proprietary software systems as well as software supplied by third parties;

•	communications networks such as the Internet and private intranets;

•	internal systems that our customers and suppliers use in the management of their businesses;

•	software products we sell to customers;

•	the hardware and software systems we use internally in the management of our business; and

•	non-information technology systems and services, such as power, telephone systems and building systems.

        Our Year 2000 Compliance Task Force, composed of high-level representatives of the product management, information systems, technical services and legal departments, has worked to ensure the Year 2000 readiness of our operations, products and relationships. The phases of our Year 2000 program include:

•	assignment of responsibility for external issues, such as products we developed and licensed to customers, and internal issues, such as systems, facilities, equipment, software, and legal audit;

•	inventory of all aspects of our operations and relationships subject to the Year 2000 problem;

•	comprehensive analysis, including impact analysis and cost analysis, of our Year 2000 readiness, as well as business contingency planning; and

•	remediation and subsequent testing.

        We have tested our software products and have determined that the currently shipping versions of all our software products are Year 2000 compliant consistent with the Year 2000 compliance specifications established by the British Standards Institute’s DISC PD-2001. Some product versions no longer shipping had Year 2000 issues that have already been resolved with patches or updates provided at no charge to authorized licensees. Some earlier product versions no longer shipping that have Year 2000 issues will be patched or updated in a timely manner with no charge to authorized licensees. Some remaining older versions not currently shipping may not be supported beyond December 1999; and our customer base has been notified of this fact through our Web site and written notices.

        We have now completed all four phases of our Year 2000 compliance program. We plan to continue to test our current and future products by applying our Year 2000 compliance criteria through the new year and to take corrective actions, as appropriate. In addition, certain of our technical support, product development and consulting personnel will be assigned on-call duty scheduled for the first few days of January 2000 to handle any Year 2000 problems experienced by our customers in connection with one of our software products.

    Risks Related to Year 2000 Issues:

        Our products are generally integrated into enterprise systems involving sophisticated third-party hardware and software products, which may not themselves, be Year 2000 compliant. In addition, in some cases even certain earlier Year 2000 compliant versions of our software, while compatible with earlier, non-Year 2000 compliant versions of other software products with which Concur’s software was integrated, are not compatible with certain more recent Year 2000 compliant versions of such other third-party software providers. While we do not believe we have any obligation under this circumstance (because customers using our older versions of our software would have to upgrade in order to be compatible with newer versions of third parties’ products) there can be no assurance that we will not be subject to claims or complaints by our customers. We sell our products to companies in a variety of industries, each of which is experiencing different Year 2000 compliance issues. Customer difficulties with their Year 2000 issues might require us to devote additional resources to resolve their underlying problems; however, our Year 2000 compliance efforts cannot assure the success of our customers in dealing with their Year 2000 issues.

        Although we have not been a party to any litigation or arbitration proceeding to date involving our products or services and related to Year 2000 compliance issues, there can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any liability for Year 2000-related damages, including consequential damages, would have a material adverse effect on our business, results of operations and financial condition. In addition, we believe that purchasing patterns of customers and potential customers have, and will continue to be affected by Year 2000 issues as companies expend significant resources to finalize correction or upgrading of their current software systems for Year 2000 compliance or defer additional software purchases until after 2000. As a result, some customers and potential customers may have more limited budgets available to purchase software products such as those offered by us, and others may choose to refrain from changes in their information technology environment until after 2000. To the extent Year 2000 issues and initiatives cause significant delay in, or cancellation of, decisions to purchase our products or services, our business would be materially adversely affected.

        We have also reviewed our internal management information and other systems in order to identify any products, services or systems that are not Year 2000 compliant. To assist us in this initiative, we retained the services of a Year 2000 consulting firm which assisted with all four phases of our Year 2000 program. To date, we have not encountered any material Year 2000 problems with our computer systems or any other equipment that might be subject to such problems. We have received responses to compliance verification requests from substantially all of the material external vendors supplying software and information systems to us to whom we circulated such requests. The purpose of these requests was to determine the readiness of third parties ’ remediation of their own Year 2000 issues. While we do not expect to experience any major Year 2000 problems as a result of such vendors ’ Year 2000 compliance status based on the responses received by us, in the event that any such third parties’ products, services or systems turn out not to meet the Year 2000 requirements on a timely basis, our business could be materially adversely affected. We could also experience material adverse effects on our business if we have failed to identify all Year 2000 dependencies in our systems and in the systems of our suppliers, customers and financial institutions. Therefore, we have established contingency plans for continuing operations in the event such problems arise and for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Despite our efforts, however, there can be no assurance that the total cost of Year 2000 compliance, remediation and promulgation of our contingency plans, if necessary, will not be material to our business. We may find that we did not foresee all significant Year 2000 problems on a timely basis and such unforeseen problems may have a material adverse effect on our business.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash equivalents are invested in short-term debt instruments while certain portions of our outstanding long-term debt bear interest at variable rates. Based on our marketable securities portfolio and interest rates at September 30, 1999, a one percent increase or decrease in interest rates would result in a decrease or increase of approximately $1.0 million, respectively, in the fair value of the marketable securities portfolio. Changes in interest rates may affect the fair value of the marketable securities portfolio; however, such gains or losses would not be realized unless the investments are sold.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Concur Technologies, Inc.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors of
Concur Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of Concur Technologies, Inc. (“Concur”) as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 1999. These consolidated financial statements are the responsibility of the management of Concur. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concur at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Seattle, Washington
October 27, 1999

CONCUR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	1999	1998
ASSETS
Current assets:
Cash and cash equivalents	$ 59,815	$ 17,058
Marketable securities	48,907	—
Accounts receivable, net of allowance for doubtful accounts of $870 and $619 in 1999 and 1998, respectively	9,020	6,049
Prepaid expenses and other current assets	1,110	605
Notes receivable from stockholders	333	167

Total current assets	119,185	23,879
Equipment and furniture, net	7,087	3,026
Deposits and other assets	1,829	504
Notes receivable from stockholders, net of current portion	167	333
Capitalized technology and other intangible assets, net of accumulated amortization of $400 and $80 in 1999 and 1998, respectively	560	880

Total assets	$128,828	$ 28,622

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 5,323	$ 2,330
Accrued liabilities	11,809	4,533
Accrued commissions	1,452	976
Current portion of accrued payment to stockholders	333	167
Current portion of long-term debt	3,762	2,800
Current portion of capital lease obligations	1,869	1,004
Deferred revenues	4,011	3,619

Total current liabilities	28,559	15,429

Accrued payment to stockholders, net of current portion	167	333
Long-term debt, net of current portion	3,890	6,145
Capital lease obligations, net of current portion	2,269	2,127
Deferred rental expense	169	183
Redeemable convertible preferred stock:
Issued and outstanding shares—None and 11,052,718 in 1999 and 1998, respectively	—	37,512
Redeemable convertible preferred stock warrants	—	444

Commitments

Stockholders’ equity (deficit):
Convertible preferred stock, par value $0.001 per share:
Authorized shares —5,000,000
Issued and outstanding shares—None and 716,114 in 1999 and 1998, respectively	—	3,139
Common stock, par value $0.001 per share:
Authorized shares —60,000,000
Issued and outstanding shares —22,693,022 and 3,911,985 in 1999 and 1998, respectively	184,943	6,593
Deferred stock compensation	(1,439)	(529)
Accumulated deficit	(89,730)	(42,754)

Total stockholders’ equity (deficit)	93,774	(33,551)

Total liabilities and stockholders’ equity (deficit)	$128,828	$ 28,622

See accompanying notes.

CONCUR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30,
	1999	1998	1997
Revenues, net:
Licenses	$ 24,002	$ 13,176	$ 6,504
Services	13,011	6,952	2,499

Total revenues	37,013	20,128	9,003
Cost of revenues:
Licenses	1,184	558	394
Services	16,653	8,063	2,721

Total cost of revenues	17,837	8,621	3,115

Gross profit	19,176	11,507	5,888
Operating expenses:
Sales and marketing	28,993	16,070	6,692
Research and development	19,371	10,276	4,479
General and administrative	10,385	5,919	2,307
Merger costs and acquired in-process technology	8,859	5,203	—

Total operating expenses	67,608	37,468	13,478

Loss from operations	(48,432)	(25,961)	(7,590)
Interest income	3,825	454	186
Interest expense	(1,511)	(539)	(94)
Other expense, net	(358)	(178)	(61)

Net loss	$(46,476)	$(26,224)	$(7,559)

Basic and diluted net loss per share	$ (2.75)	$ (8.18)	$ (2.50)

Shares used in calculation of basic and diluted net loss per share	16,883	3,207	3,025

See accompanying notes.

CONCUR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at October 1, 1996	—	$ —	2,312,711	$ 266	$ —	$ (8,596)	$ (8,330)
Issuance of convertible preferred stock (net of issuance costs of $43)	721,682	3,182	—	—	—	—	3,182
Issuance of common stock	—	—	712,993	204	—	—	204
Issuance of common stock from exercise of stock options	—	—	1,248	—	—	—	—
Net loss	—	—	—	—	—	(7,559)	(7,559)

Balance at September 30, 1997	721,682	3,182	3,026,952	470	—	(16,155)	(12,503)
Accretion of redeemable preferred stock	—	—	—	—	—	(375)	(375)
Repurchase of preferred stock	(5,568)	(43)	—	—	—	—	(43)
Issuance of common stock from exercise of stock options	—	—	176,115	30	—	—	30
Deferred stock compensation	—	—	—	950	(950)	—	—
Amortization of deferred stock compensation	—	—	—	—	421	—	421
Issuance of common stock in connection with acquisition (Note 3)	—	—	708,918	4,378	—	—	4,378
Assumption of stock options in connection with acquisition (Note 3)	—	—	—	765	—	—	765
Net loss	—	—	—	—	—	(26,224)	(26,224)

Balance at September 30, 1998	716,114	3,139	3,911,985	6,593	(529)	(42,754)	(33,551)
Accretion of redeemable preferred stock	—	—	—	—	—	(500)	(500)
Proceeds from initial public offering, net of offering costs	—	—	3,365,000	37,369	—	—	37,369
Proceeds from follow-on public offering, net of offering costs	—	—	2,018,620	82,234	—	—	82,234
Conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants into common stock and common stock warrants	—	—	11,124,420	38,456	—	—	38,456
Proceeds from issuance of common stock from exercise of common stock warrants	—	—	225,000	2,616	—	—	2,616
Issuance of common stock from net exercise of common stock warrants	—	—	44,052	—	—	—	—
Issuance of convertible preferred stock	972,944	12,000	—	—	—	—	12,000
Conversion of convertible preferred stock into common stock	(1,689,058)	(15,139)	1,689,058	15,139	—	—	—
Issuance of common stock from exercise of stock options	—	—	323,217	237	—	—	237
Issuance of common stock in connection with Employee Share Purchase Plan	—	—	53,209	566	—	—	566
Repurchase of common stock	—	—	(61,539)	(752)	—	—	(752)
Deferred stock compensation	—	—	—	2,485	(2,485)	—	—
Amortization of deferred stock compensation	—	—	—	—	1,575	—	1,575
Net loss	—	—	—	—	—	(46,476)	(46,476)

Balance at September 30, 1999	—-	$ —-	22,693,022	$184,943	$(1,439)	$(89,730)	$ 93,774

See accompanying notes.

CONCUR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	1999	1998	1997
OPERATING ACTIVITIES
Net loss	$(46,476)	$(26,224)	$(7,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process technology	—	5,203	—
Amortization of capitalized technology	320	80	—
Amortization of deferred stock compensation	1,575	421	—
Depreciation	1,968	856	445
Allowance for doubtful accounts	540	525	45
Other	50	140	53
Changes in operating assets and liabilities:
Accounts receivable	(3,510)	(1,937)	(3,931)
Notes receivable from stockholders	—	(668)	—
Prepaid expenses, deposits and other assets	(2,040)	(448)	(320)
Accounts payable	2,993	1,128	568
Accrued liabilities and accrued commissions	7,752	3,168	1,051
Deferred revenues	392	1,778	1,190

Net cash used in operating activities	(36,436)	(15,978)	(8,458)

INVESTING ACTIVITIES
Purchases of equipment and furniture	(3,692)	(814)	(1,350)
Payment in connection with acquisition of 7Software	—	(130)	—
Purchase of marketable securities	(80,505)	—	—
Sale of marketable securities	31,598	—	—

Net cash used in investing activities	(52,599)	(944)	(1,350)

FINANCING ACTIVITIES
Proceeds from initial public offering	37,369	—	—
Proceeds from follow-on public offering	82,234	—	—
Proceeds from exercise of common stock warrants	2,616	—	—
Proceeds from sales leaseback transaction	—	192	1,800
Proceeds from capital lease financing	—	—	67
Proceeds from borrowings	4,976	7,827	3,112
Proceeds from issuance of common stock from exercise of stock options	237	30	204
Payments on borrowings	(3,769)	(335)	(1,150)
Payment on capital leases	(1,329)	(500)	—
Issuance of convertible preferred stock	9,434	6,390	3,182
Issuance of common stock in connection with Employee Stock Purchase Plan	566	—	—
Repurchase of common and preferred stock	(542)	(43)	—
Issuance of redeemable convertible preferred stock and warrants	—	12,698	4,612

Net cash provided by financing activities	131,792	26,259	11,827

Net increase in cash and cash equivalents	42,757	9,337	2,019

Cash and cash equivalents at beginning of period	17,058	7,721	5,702

Cash and cash equivalents at end of period	$ 59,815	$ 17,058	$ 7,721

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 1,374	$ 496	$ 86
Issuance of redeemable convertible preferred stock in exchange for cancellation of notes payable	—	—	267
Issuance of warrants in connection with financing activity	—	75	30
Issuance of Series B redeemable convertible preferred stock in exchange for cancellation of notes payable and related accrued interest	—	1,062	—
Equipment and furniture obtained through capital leases	2,336	1,572	—
Conversion of preferred stock and preferred warrants into common stock and common stock warrants	53,595	—	—
Conversion of note payable to stockholders and related accrued interest to redeemable convertible preferred stock	2,566	—	—
Repurchase of common stock through cancellation of note receivable and related accrued interest	177	—	—
Assets and liabilities acquired in exchange for common stock in connection with acquisition of 7Software:
Operating assets	—	85	—
Accounts payable and accrued expenses	—	(15)	—
Intangible assets	—	960	—

See accompanying notes.

CONCUR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Company and Summary of Significant Accounting Policies

    Description of the Company

         Concur Technologies, Inc. (“Concur” or the “Company”) is a leading provider of workplace eCommerce software and services that extend automation to employees throughout an enterprise and to partners, suppliers and service providers in the extended enterprise. The Company’s flagship product, Concur eWorkplace™ (formerly EmplyeeDesktop™) integrates the Company’s suite of workplace eCommerce solutions and provides a portal through which employees can access critical business eCommerce information and services. The Concur eWorkplace suite is available in three versions: licensed, application service provider (“ASP”) and Internet outsourced. The Company was originally incorporated in the State of Washington on August 19, 1993 and reincorporated in Delaware on November 25, 1998. Operations commenced during 1994.

    Basis of Financial Statement Presentation

        On June 1, 1999, pursuant to a Merger Agreement dated May 31, 1999, among the Company and Seeker Software, Inc. (“Seeker”) the Company acquired all of the outstanding capital of Seeker. Seeker developed, marketed, and sold Web-based human resources self-service solution applications that allowed employees and managers within an organization to access, update, and share information from their desktop computers.

         The Company issued 3,419,929 shares of common stock in exchange for all outstanding preferred stock, preferred stock purchase warrants, and common stock of Seeker and assumed all outstanding options in connection with the acquisition of Seeker resulting in the issuance of options to purchase up to 680,234 shares of common stock. This transaction has been accounted for as a pooling of interests. These consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of Seeker.

         Net revenue and net loss for the separate and combined companies are as follows:

	Concur Technologies, Inc.	Seeker Software, Inc.	Combined Company
Year ended September 30, 1997
Net revenue	$ 8,270	$ 733	$ 9,003
Net loss	$ (5,524)	$(2,035)	$ (7,559)

Year ended September 30, 1998
Net revenue	$ 17,159	$ 2,969	$ 20,128
Net loss	$(18,074)	$(8,150)	$(26,224)

Six months ended March 31, 1999
Net revenue	$ 13,591	$ 3,223	$ 16,814
Net loss	$(11,263)	$(5,262)	$(16,525)

    Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Seeker Software, Inc., Concur Technologies (UK) Ltd., Concur Technologies Pty. Limited, and 7Software, Inc. (“7Software ”). All significant intercompany accounts and transactions are eliminated in consolidation.

    Revenue Recognition Policy

         The Company generates revenues from licensing the rights to use its software products directly to end users. The Company also generates revenues from sales of customer support contracts and integration services performed for customers who license the software.
CONCUR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         Software license revenues are recognized when a non-cancelable license agreement has been signed with a customer, the software is delivered, no significant post-delivery vendor obligations remain, and collection is deemed probable. Customer support revenues are recognized ratably over the term of the customer support contract, typically one year. Revenues from consulting services and other post-sales revenues are recognized when the services are performed.

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). The Company adopted SOP 97-2 beginning in fiscal 1999 and the related modifications by SOP 98-4 and SOP 98-9. These standards generally require revenues earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately. The revenues allocated to software products, including specified upgrades or enhancements, generally are recognized upon delivery of the products. The revenues allocated to unspecified upgrades, updates and other post-contract customer support generally are recognized ratably over the term of the maintenance contract. Revenues relating to consulting and training services provided to customers are generally recognized as such services are performed. If evidence of the fair value for all elements of the arrangement does not exist, all revenues from the arrangement are deferred until such evidence exists or until all elements are delivered. Full guidelines for SOP 97-2 and related modifications have not been issued. Once available, such guidelines could lead to unanticipated changes in the Company ’s current revenue accounting practices, and such changes could materially adversely affect the Company’s future revenues and earnings.

    Cash and Cash Equivalents

         All highly liquid financial instruments purchased with an original maturity of three months or less are reported as cash equivalents.

    Marketable Securities

         Marketable securities are stated at fair value at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities. Marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.”

         Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified its marketable securities as available-for-sale, which are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At September 30, 1999, the fair value of marketable securities (consisting primarily of corporate bonds and commercial paper) approximates their cost. Therefore, no unrealized gain or loss has been recorded.

    Fair Values of Financial Instruments

         The Company has the following financial instruments: cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, accrued commissions, long-term debt and capital lease obligations, bank lines of credit, and standby letters of credit. The carrying value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and accrued commissions approximates fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt, bank lines of credit, standby letters of credit, and capital lease obligations approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

    Research and Development

         Research and development costs are expensed as incurred and consist primarily of software development costs. Financial accounting standards require the capitalization of certain software development costs after technological feasibility of the software is established. In the development of the Company ’s new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. Internal software development costs that were eligible for capitalization were insignificant and were charged to research and development expense in the accompanying statements of operations.

    Advertising and Marketing Costs

         Costs of marketing materials and advertising expenditures are charged to operations when the materials are used or the advertising is first released. Advertising costs were $3.6 million, $2.6 million and $717,000 in the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

    Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) which utilizes the liability method of accounting for income taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

    Stock-Based Compensation

         The Company adopted the “disclosure only” provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” ( “SFAS 123”) and has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock option exercise price.

    Equipment and Furniture

         Equipment and furniture are carried at cost. The Company provides for depreciation and amortization using the straight-line method for financial reporting purposes over estimated useful lives ranging from three to five years. Depreciation expense includes amounts amortized for assets recorded under capital leases.

    Net Loss per Share

         Basic and diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding. Other common stock equivalents, including preferred stock, stock options and warrants, are excluded from the computation as their effect is antidilutive.
CONCUR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

    Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

    Concentrations of Credit Risk

         The Company’s customer base is dispersed across several different geographic areas throughout the world in a variety of industries. No single customer accounted for more than 10% of the Company’s sales in any of the periods presented. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specific identification.

    Foreign Currency Translation

         The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustments resulting from this process were insignificant at September 30, 1999, 1998 and 1997, respectively. Gains and losses on foreign currency transactions are included in the consolidated statement of operations as incurred. To date, gains and losses on foreign currency transactions have not been significant.

    Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which is required to be adopted in fiscal years beginning after June 15, 2000. The Statement establishes standards for recognition and measurement of derivatives and hedging activities and requires recognition of all derivatives on the balance sheet at fair value. Because of the Company’s minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

2.    Equipment and Furniture

         Equipment and furniture consisted of the following:

	September 30,
	1999	1998
	(in thousands)
Computer hardware and software	$ 3,705	$ 905
Furniture and equipment	1,214	321
Leased equipment	4,943	2,607

	9,862	3,833
Less accumulated depreciation	(2,775)	(807)

	$ 7,087	$3,026

3.    Acquisition of 7Software, Inc.

         On June 30, 1998, the Company acquired 7Software Inc. ( “7Software), a privately-held software company and the developer of Concur Procurement™, (formerly “CompanyStore”). The Company issued 708,918 shares of its common stock in exchange for all outstanding shares of 7Software and also assumed all outstanding 7Software options, which were converted to options to purchase approximately 123,921 shares of the Company’s common stock. The total 7Software purchase price of $6.2 million, includes the estimated fair value of the common stock ($4.4 million), the estimated fair value of converted options issued ($765,000), $500,000 payable to certain former 7Software stockholders, cash payments of $130,000 and other direct acquisition costs of $460,000. The amount due to former 7Software stockholders is payable in the amount of $167,000 per year for three years. The acquisition was accounted for as a purchase. Therefore, the results of operations of 7Software and the fair value of the assets acquired and liabilities assumed were included in the Company ’s financial statements beginning on the acquisition date.

         In connection with the purchase of 7Software, the Company assumed 7Software’s 1997 Stock Option Plan. All outstanding options to purchase the stock of 7Software on the acquisition date were converted into options to purchase 123,921 shares of common stock of the Company. The outstanding options can be exercised at a price of approximately $0.025 per share, vest over four years, and are exercisable for a period not to exceed ten years.

         The allocation of the purchase price resulted in intangible assets (primarily developed software and the value of an acquired workforce) of $960,000, which has been capitalized and is being amortized on a straight line basis over three years. Amortization expense for the years ended September 30, 1999 and 1998 was $320,000 and $80,000, respectively. Acquired in-process technology was valued using the income approach, resulting in a charge of $5.2 million in 1998.

         Values assigned to acquired in-process research and development, developed technology, and trademarks were determined using a discounted cash flow analysis. The value assigned to the acquired workforce was based on replacement cost. To determine the value of the in-process research and development, the Company considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, and associated risks, which included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis resulted in amounts assigned to in-process research and development projects that had not yet reached technological feasibility or do not have alternative future uses. To determine the value of the developed technology, the expected future cash flows of the existing technology product were discounted taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. Based on this analysis, the existing technology that had reached technological feasibility was capitalized.

         As of the date of acquisition, the Concur Procurement development project consisted of ongoing research and development efforts in the following areas: (i) compatibility with additional databases, (ii) compatibility with additional enterprise resource planning platforms, (iii) multiple catalog support, (iv) fundamental redesign of the user interface, and (v) redesign and rewriting of the administrative functionality. The cost to complete the in-process technology was estimated based on the number of man-months required to reach technological feasibility for the CompanyStore technology, the type of professional and engineering staff involved in the completion process and their fully burdened monthly salaries.
CONCUR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         The unaudited pro forma combined historical results, as if 7Software had been acquired on October 1, 1997, excluding the non-recurring one-time charge for acquired in-process technology, are as follows:

Year Ended September 30, 1998
	Actual	Pro Forma
(in thousands)
(unaudited)
Total revenues, net	$ 20,128	$ 20,325
Net loss	$(26,224)	$(21,500)
Pro forma net loss per share	$ (8.18)	$ (6.21)

         The pro forma information does not purport to be indicative of the results that would have been attained had these events occurred at the beginning of the period presented and is not necessarily indicative of future results.

         In connection with the purchase of 7Software, the Company also entered into separate employment agreements with certain former 7Software officers and stockholders. Under the terms of these arrangements, the Company loaned $500,000 to these officers and stockholders in the form of a note receivable. This receivable is payable in aggregate annual installments of $167,000 plus interest at variable rates. The note is secured by second mortgages on real property.

         In connection with the acquisition, 400,000 shares of common stock issued to the founders included restrictions entitling the Company to repurchase such shares in the event of termination. These shares were issued in exchange for 7Software shares that included the same restrictions. These restrictions lapse at various rates through June 2000. The estimated fair value of these shares has been included in the purchase price referred to above. At September 30, 1999, approximately 75,000 shares remained restricted.

4.    Lines of Credit

         At September 30, 1999, the Company had a $4.0 million line of credit available for operating needs. Borrowings under this line of credit bear interest at the lending bank’s prime rate plus 1.5%. The borrowing base for these lines is to be monitored on a monthly basis and is to consist of the sum of up to 80% of eligible accounts receivable. Interest is due monthly and principal is due upon maturity.

         There were no outstanding borrowings under the $4.0 million line at September 30, 1999. The bank had issued standby letters of credit on behalf of the Company at September 30, 1999, in the amount of $450,000, and the amount available under the line of credit on that date was approximately $3.6 million. All non-leased assets of the Company, including intellectual property, secure the line. The line of credit agreement requires the Company to meet certain financial covenants, including limitations on the Company’s ability to pay dividends. At September 30, 1999, the Company was in compliance with these covenants. See Note 11 for a discussion of warrants issued in conjunction with the line of credit and other debt. The line of credit expires in March 2000.

5.    Long-Term Debt

         Long-term debt at September 30, 1999, consisted of: (i) a $3.0 million senior term loan facility; (ii) a $1.5 million subordinated promissory note; (iii) a $2.0 million subordinated promissory note; (iv) a $3.5 million subordinated promissory note and; (v) several equipment loans. The subordinated promissory notes are held by Comdisco Inc. (“Comdisco ”.)
CONCUR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         The senior term loan facility with a remaining balance of $2.1 million at September 30, 1999 bears interest at the lending bank’s prime rate less 1.0% (7.25% at September 30, 1999) and matures on February 15, 2001. Payments were interest only through February 15, 1999, at which time the loan began to be paid back in 24 monthly principal payments, plus applicable interest. The loan is secured by a perfected senior security interest in all non-leased assets of the Company with specific filings for intellectual property. Both the line of credit and senior term loan were issued by the same lender and include the same collateral and the same financial covenants and restrictions discussed above.

         The subordinated promissory notes (which have an aggregate remaining balance of $5.1 million at September 30, 1999 and which are subordinated to both the line of credit and senior term loan) are secured by the Company’s receivables, equipment, general intangibles, inventory, and all other goods and personal property of the Company. The $1.5 million note bears interest at 8.5%, has principal and interest payments of approximately $38,000 due monthly, and matures in August 2001. The $2.0 million note bears interest at 11.0%, has monthly principal and interest payments of approximately $65,000 and matures in November 2001. The $3.5 million note bears interest at 11.0%, has monthly principal and interest payments of approximately $105,000 and matures in April 2002.

         The equipment loans are secured by virtually all assets of the Company and bear interest at rates ranging from prime plus 0.75% to prime plus 1.5%. These loans are payable in aggregate monthly principal payments of $32,000 plus accrued interest and mature between March of 2000 and October of 2001. The aggregate balance of the equipment loans is $409,000 at September 30, 1999.

         Maturities of long-term debt are as follows:

(in thousands)
Fiscal year ending September 30:
2000	$3,762
2001	2,964
2002	926

$7,652

6.    Notes Payable to Stockholders

         In December 1997, Seeker issued $1.0 million of unsecured convertible promissory notes to stockholders in exchange for the same amount in cash in anticipation of an offering of preferred stock. The notes payable accrued interest at the prime rate and were due and payable with accrued interest in December 2000. Seeker closed a private placement in March 1998, in which all of the notes payable to stockholders, along with accrued interest, were converted into shares of Seeker Series B preferred stock.

         In December 1998, Seeker issued $2.5 million of unsecured convertible promissory notes to stockholders in exchange for the same amount in cash in anticipation of an offering of preferred stock. The notes payable to stockholders accrued interest at the prime rate and would be payable, with accrued interest, in December 2005. Seeker closed a private placement in April 1999, in which all of the notes payable to stockholders, along with accrued interest totaling $66,000 were converted into shares of Seeker Series C preferred stock.

7.     Commitments

         The Company leases office space and equipment under noncancelable operating and capital leases. In October 1997, the Company signed a five-year lease for a new corporate headquarters in Redmond, Washington which commenced February 1998. In February 1999, the Company signed an amendment to this lease for additional office space whereby the entire lease was extended to May 2005. The Company has the option to extend the Redmond lease for one additional five-year term. The Company is required to provide a $450,000 letter of credit as security for the lease. The letter of credit may be reduced by specified amounts in the lease agreement after 36 months or upon the Company’s achieving certain economic goals. In September 1999, the Company signed a two-year lease for an additional 21,400 square feet that will commence in November 1999. The Company also leases facilities in Oakland, California under an operating lease that expires in 2001 and other sales offices under operating leases that expire over various terms.

         Future minimum rental payments under noncancelable leases, net of the future minimum rentals of $34,000 to be received under subleases, are as follows:

	Capital Leases	Operating Leases
	(in thousands)
Fiscal year ending September 30:
2000	$ 2,145	$2,262
2001	1,934	2,265
2002	448	1,461
2003	11	1,419
2004	—	1,404
Thereafter	—	952

	4,538	$9,763

Less amount representing interest	(400)

Present value of net minimum capital lease obligations	4,138
Less current portion	(1,869)

Capital lease obligations, net of current portion	$ 2,269

         Total rent expense for the years ended September 30, 1999, 1998 and 1997 was $2.2 million, $1.3 million, and $320,000, respectively.

         In July 1997, the Company entered into a Master Lease Agreement with Comdisco, a preferred stockholder, under which Comdisco agreed to provide the Company lease financing, up to an aggregate purchase price of $2.5 million. In connection with this master lease agreement the Company entered into several sale leaseback transactions in September and October of 1997 under which the Company sold assets with a total net book value of $970,000. No gain or loss was recognized in connection with these sale leaseback transactions because the fair value of the equipment sold approximated net book value. Leases executed pursuant to this loan agreement aggregated approximately $2.5 million and provide for equal monthly payments over a four-year term with an imputed interest rate of 8.2%.

         In February 1998, the Company entered into a second Master Lease Agreement, whereby the total financing commitment extended by Comdisco was increased by an additional $1.0 million, to a total of $3.5 million. In July 1998, the Company entered into a third Master Lease Agreement with Comdisco, whereby the total financing commitment was increased by an additional $1.5 million for a total of $5.0 million.

         The Company accounts for its obligations under these Master Lease Agreements as capital leases.
CONCUR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

8.    Income Taxes

         The Company did not provide an income tax benefit for any period presented because it has experienced operating losses since inception. At September 30, 1999, the Company has net operating loss carryforwards of $58.2 million and tax credit carryforwards of $676,000 all of which expire between 2009 and 2019.

         As a result of prior equity financings and the merger with Seeker, the Company has incurred and will incur “ownership changes” pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Accordingly, the Company’s use of net operating loss carryforwards incurred through the date of these ownership changes will be limited during the carryforward period. To the extent that any single year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

         Significant components of the Company’s deferred tax assets are as follows:

	September 30,
	1999	1998
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$ 19,790	$ 9,197
Tax credit carryforwards	676	414
Deferred revenues	1,206	1,230
Expenses not currently deductible and other	2,556	1,291

Total deferred tax assets	24,228	12,132

Valuation allowance	(24,228)	(12,132)

	$ —	$ —

         Since the Company’s utilization of these deferred tax assets is dependent on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided. The valuation allowance for deferred tax assets increased approximately $12.1 million and $6.6 million during the years ended September 30, 1999 and 1998, respectively.

9.    Stock Option Plans and Employee Stock Purchase Plan

         The Company’s 1994 Stock Option Plan (the “1994 Plan”) provides for the issuance of options to acquire 2,760,000 shares of common stock. The 1994 Plan provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and other eligible participants. Options granted under the 1994 Plan vest at variable rates, typically four years, determined by the Board of Directors, and remain exercisable for a period not to exceed ten years. All of the shares of our common stock that remained available for issuance under the 1994 Stock Option Plan when the 1998 Equity Incentive Plan became effective, became available for issuance under the 1998 Equity Incentive Plan.

         On August 21, 1998, the Board adopted the 1998 Equity Incentive Plan (the “1998 Plan”), the Director Stock Option Plan (the “Director Plan”) and the Employee Stock Purchase Plan (the “ESPP”). The 1998 Plan authorizes issuance of 3,240,000 shares of common stock upon the exercise of stock options or otherwise pursuant to the plan. The Director Plan authorizes the issuance of 240,000 shares of common stock upon the exercise of stock options that may be granted pursuant to the plan. The ESPP authorizes the issuance of 490,297 shares of common stock. On April 30, 1999, approximately 53,000 shares were purchased by employees in connection with the ESPP plan.

CONCUR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         A summary of the Company’s stock option activity under the 1994 Plan, the 1998 Plan, the Director Stock Option Plan, and the options issued in exchange for options of 7Software and related weighted average exercise prices is as follows:

	September 30, 1999		September 30, 1998		September 30, 1997
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	1,869,473	$0.92	1,120,225	$0.23	622,879	$0.15
Granted	2,174,005	17.32	871,780	1.72	522,028	0.38
Issued in exchange for options of 7Software	—	—	123,921	0.03	—	—
Exercised	(323,730)	0.42	(176,121)	0.21	(1,250)	0.18
Canceled	(146,811)	5.98	(70,332)	0.52	(23,432)	0.36

Balance at end of year	3,572,937	10.73	1,869,473	0.92	1,120,225	0.25

Exercisable at end of year	1,035,265	2.77	691,368	0.19	531,907	0.12

Weighted average fair value of options granted during the year
Granted at fair value	$ 17.32		$ 1.45		$ 0.05
Granted below fair value	—		$ 1.96		$ 0.18

         Information regarding the weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable at September 30, 1999 for selected exercise price ranges is as follows:

Range of Exercise Prices	Options Outstanding		Options Exercisable
	Weighted Average Contractual Life (In Years)	Shares	Shares	Weighted Average Exercise Price
$ 0.01 – $0.20	6.23	622,465	531,960	$0.14
0.37	8.07	555,420	254,965	0.38
0.60 – 1.19	8.89	524,734	120,089	0.87
1.88 – 12.50	8.88	953,898	48,251	6.36
22.63 – 55.00	9.65	916,420	80,000	28.63

0.01 – 55.00	8.52	3,572,937	1,035,265	2.77

         The Company uses the intrinsic value-based method to account for all its employee stock-based compensation arrangements. The Company has recorded deferred stock compensation expense of $2.5 million and $950,000 relating to options granted during the years ended September 30, 1999 and 1998, respectively. These amounts represent the difference between the exercise price and the deemed fair value for financial reporting purposes of the Company’s common stock during the periods in which such options were granted. Amortization of deferred stock compensation of $1.6 million and $421,000 was recognized during the years ended September 30, 1999 and 1998, respectively.

         The following pro forma information regarding stock-based compensation has been determined as if the Company had accounted for its employee stock options under the fair market value method of SFAS 123. The fair value of these options was estimated at the date of grant using a minimum value option pricing model (for options granted prior to the Company’s initial public offering (the “IPO”)) and the Black Scholes model (for options granted subsequent to the IPO) with the following weighted average assumptions: risk-free interest rates range from 5.5% to 6.5% in 1999, 1998 and 1997; a dividend yield rate of 0% for all periods; a volatility of .97 for options granted subsequent to the IPO, and an assumption that the options will be exercised one year after they vest.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options ’ vesting periods. The Company’s pro forma information is as follows:

	Year Ended September 30,
	1999	1998	1997
	(in thousands, except per share amounts)
Net loss as reported	$(46,476)	$(26,224)	$(7,559)
Incremental pro forma compensation expense under SFAS 123	(7,540)	(37)	(7)

Pro forma net loss	$(54,016)	$(26,261)	$(7,566)

Pro forma net loss per share	$ (3.20)	$ (8.19)	$ (2.50)

         Under SFAS 123, compensation expense representing the fair value of the option grant is recognized over the vesting period. The initial impact on pro forma net loss may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in pro forma earnings.

10.    Stockholder Notes Receivable

         In October 1994, certain stockholders exercised options to purchase shares of common stock. In connection with the issuance, the Company accepted promissory notes totaling $80,000. These notes were due in October 1999, and accrued interest at the higher of 5% or the minimum interest rate required to avoid implied interest under the Internal Revenue Code, payable annually. These notes were full recourse and were secured by the common stock purchased with the proceeds thereof. These notes were repaid in fiscal 1999.

         The Company accepted a secured, non-recourse promissory note from a former shareholder in the amount of $168,000 in March of 1998. Interest was accrued at 5% per annum and all principal and accrued interest was due and payable two years from execution of the agreement. The note was secured by 33,567 shares of common stock of the Company owned by the former shareholder. In connection with this agreement the Company had the right to repurchase the common stock for $6.26 per share. In May 1999, the Company exercised its stock repurchase right through cancellation of the $168,000 note and related accrued interest and payment of cash of approximately $33,000.

11.    Redeemable Convertible Preferred Stock and Warrants

    Concur Redeemable Convertible Preferred Stock

         In July 1997, the Company designated 1,343,159 shares and issued 1,275,338 shares of Series D redeemable convertible preferred stock (“Series D Preferred Stock”) through a private offering. Net proceeds from the financing amounted to $4.6 million.

         In June 1998, the Company designated 1,800,000 shares and issued 1,003,499 shares of Series E redeemable convertible preferred stock (“Series E Preferred Stock”) through a private offering. In August 1998, the Series E Preferred Stock Purchase Agreement (the “Purchase Agreement ”) was amended for the sale of an additional 645,161 shares of the Company’s Series E Preferred Stock and Series E Preferred Stock Warrants to purchase an additional 2,400,000 shares of Series E Preferred Stock for $5.0 million to American Express Travel Related Services Company, Inc. (“TRS”). The total number of shares of Series E Preferred Stock issued was 1,648,660. Total net proceeds from the Series E Preferred Stock financing amounted to $12.7 million.

         In connection with the IPO referred to in Note 12, all Concur redeemable convertible preferred stock and preferred stock warrants automatically converted into 10,213,553 shares of common stock.

    Seeker Preferred Stock

         In February 1997, Seeker issued 721,682 shares of convertible preferred stock at $4.47 per share, with gross proceeds of $3.2 million, of which advance payments of $112,500 had been received in December 1996.

         In March 1998, Seeker issued 839,165 shares of redeemable convertible preferred stock at $8.94 per share for cash of approximately $6.4 million and the conversion of notes payable to stockholders and accrued interest of approximately $1.1 million.

         All shares of Seeker preferred stock were exchanged for Concur common stock in the June 1, 1999, merger.

    Concur Warrants to Purchase Preferred Stock

         In May 1996, the Company issued warrants to purchase 28,125 shares of redeemable convertible preferred stock in conjunction with a renewal and increase in the bank line of credit (see Note 4). The warrants were immediately exercisable at a price of $2.00 per share, expiring May 2001. The estimated fair value of these warrants of $5,000 has been recorded as debt issuance costs. At the time of the IPO, the warrants were exercised.

         In July 1997, the Company issued warrants to Comdisco to purchase 44,827 and 22,988 shares of Series D Preferred Stock in conjunction with the Company’s receipt of financing commitments relating to a promissory note and lease agreement, respectively. Each has a purchase price of $3.65 per share. The warrants become immediately exercisable on the effective date of the agreements and remain exercisable for a period of five years; or two years from the effective date of the Company ’s IPO, whichever is longer. The estimated fair values of these warrants of $30,000 and $16,000, respectively, have been recorded as debt issuance costs.

         In September 1997, the Company issued warrants to purchase 14,000 shares of Series D Preferred Stock in conjunction with a new loan facility and an increase/renewal in the bank line of credit (see Note 4). The warrants had an initial exercise price of $3.65 per share, a five-year maturity inclusive of certain provisions to include, but not limited by, a net exercise provision, antidilution protection and a $30,000 put option. The estimated fair value of these warrants of $30,000 had been recorded as debt issuance costs. At the time of the IPO, the warrants were exercised.

         In April 1998, the Company issued warrants to purchase 13,187 shares of Series E Preferred Stock in conjunction with the increase to the senior loan facility. The warrants had an initial exercise price of $7.75 per share. The warrants became immediately exercisable on the effective date of the agreements. Additionally, the agreement provided for a $75,000 put option, which expires in April 2000. The estimated fair value of these warrants of $75,000 has been recorded as debt issuance costs. These warrants were exercised in February 1999.

         In May 1998, the Company issued warrants to Comdisco to purchase 56,451 shares of Series E Preferred Stock in conjunction with the new subordinated promissory note (see Note 5). The warrants are immediately exercisable at a price of $7.75 per share and are exercisable for a period of five years; or two years from effective date of the Company’s IPO, whichever is longer. The estimated fair value of these warrants of $11,000 has been recorded as debt issuance costs.

         In connection with the 1998 sale of 645,161 shares of Series E Preferred Stock, the Company issued a warrant to TRS and its assignees to purchase an additional 2,400,000 shares of Series E Preferred Stock. The warrant was exercisable in four tranches as follows: 300,000 shares could be acquired at the time of the Company’s IPO at a cash purchase price per share equal to the IPO price per share less 7%; 700,000 shares could be acquired at any time on or before October 15, 1999 at a cash purchase price of $33.75 per share; 700,000 shares may be acquired at any time on or before January 15, 2001 at a cash purchase price of $50.63 per share; and the remaining 700,000 shares may be acquired at any time on or before January 15, 2002 at a cash purchase price of $85.00 per share. As was permitted by the warrant, the Company exercised its option to cancel 25% of the shares that could have been acquired under the warrant at the time of the IPO or on or before October 15, 1999. In connection with an amendment to the standstill agreement with TRS, the Board of Directors subsequently rescinded its 25% reduction in the number of shares that could be acquired on or before October 15, 1999. At the time of the IPO, the initial tranche of this warrant was exercised for 225,000 shares of common stock. The estimated fair value of this warrant, determined based on a Black Scholes fair value model, is approximately $278,000, which has been recorded as redeemable convertible preferred stock warrants. The option to acquire 700,000 of common stock on or before October 15, 1999, was not exercised and has expired.

         All Concur preferred stock warrants automatically converted into common stock warrants upon the closing of the IPO of the Company’s common stock.

    Seeker Warrants

         In December 1997, in connection with the issuance of notes payable to stockholders, Seeker granted to the stockholders warrants to purchase 23,434 shares of convertible preferred stock at an exercise price of $4.46 per share. These warrants were exercisable through December 2000.

         In December 1998, in connection with the issuance of notes payable to stockholders, Seeker granted to the stockholders warrants to purchase 27,972 shares of redeemable convertible preferred stock at an exercise price of $8.94 per share.

         In September 1998, in connection with the subordinated loan and equipment line of credit, the Company granted to the lender warrants to purchase 25,734 shares of redeemable convertible preferred stock at an exercise price of $8.94 per share.

         All Seeker stock warrants were exchanged on a net exercise basis for Concur common stock in the June 1, 1999, merger.

12.    Stockholders’ Equity

    IPO, Follow-on Offering, and Private Placement

         On December 16, 1998, the Company issued 3,365,000 shares of its common stock at an IPO price of $12.50 per share. The net proceeds to the Company from the offering, net of offering costs were approximately $37.4 million. In connection with the IPO, warrants were exercised to purchase 225,000 shares of common stock at a price of $11.625 per share, resulting in additional proceeds to the Company totaling $2.6 million. Concurrent with the IPO, each outstanding share of the Company’s redeemable convertible preferred stock was automatically converted into one share of common stock and remaining preferred stock warrants for 2,237,454 shares were automatically converted into warrants for the purchase of 2,237,454 shares of common stock.

         On April 16, 1999 the Company completed a follow-on offering of its common stock and issued an additional 2,018,620 shares at an offering price $43.50. The net proceeds to the Company, net of offering costs, were approximately $82.2 million.

         In April 1999, Seeker issued 972,944 shares of Series C preferred stock in a private placement for cash of $9.4 million and conversion of notes payable to stockholders and accrued interest aggregating to $2.6 million.

    Shares Reserved

         The Company has reserved shares of common stock for future issuance as follows:

September 30, 1999
Outstanding stock options	3,572,937
Stock Options available for grant:
1998 Equity Incentive Plan	1,390,898
Director Stock Option Plan	140,000
Employee Stock Purchase Plan	437,088
Warrants to purchase common stock	2,224,267

Total	7,765,190

13.    Net Loss Per Share

         Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding.

	Year Ended September 30,
	1999	1998	1997
	(in thousands, except per share data)
Net loss	$(46,476)	$(26,224)	$(7,559)

Basic and diluted net loss per common share	$ (2.75)	$ (8.18)	$ (2.50)

Weighted average number of common shares used for basic and diluted per share amounts	16,883	3,207	3,025
Weighted average number of common shares issuable upon pro forma conversion of preferred stock	3,248	10,241	7,922

Weighted average number of shares used for pro forma per share amounts	20,131	13,448	10,947

Pro forma net loss, excluding merger costs and acquired in-process technology	$(37,617)	$(21,021)	$(7,559)

Pro forma net loss per share, excluding merger costs and acquired in-process technology	$ (1.87)	$ (1.56)	$ (0.69)

         Pro forma results for the years ended September 30, 1999, 1998 and 1997 are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles. Shares used in computation of pro forma net loss per share assumes the conversion of all preferred stock to common stock at the time of issuance. For the years ended September 30, 1999 and 1998, the pro forma net loss per share amounts represent the operating results of Concur Technologies, Inc. excluding non-recurring charges of $8.9 million and $5.2 million for merger costs and acquired in process technology arising from Concur’s June 1999, merger with Seeker Software and June 1998, acquisition of 7Software, respectively.

14.    Retirement 401(k) Plan

         The Company sponsors a 401(k) Profit Sharing and Trust Plan (the “Plan”) that is available to substantially all employees. Each employee may elect to contribute up to 20% of his or her pre-tax gross earnings, subject to annual limits. The Company reserves the right to amend the Plan at any time. Employee contributions to the Plan are subject to statutory limitations regarding maximum contributions. There are no Company matching contributions.

15.    International Revenues

         The Company licenses and markets its products primarily in the United States, and operates in a single industry segment. Information regarding revenues in different geographic regions is as follows:

Country	Year ended September 30,
	1999	1998	1997
	(in thousands)
United States	$36,081	$19,318	$7,714
Europe	404	364	612
Canada	29	31	677
Australia	84	398	—
Asia	415	17	—

Total	$37,013	$20,128	$9,003

16.    Significant Agreements

    Strategic Marketing Alliance Agreement with American Express

         In December 1997, the Company entered into a strategic alliance agreement with American Express Company (“American Express”), a related party, under which American Express refers to the Company its corporate charge card customers that seek a travel and entertainment expense management software solution. Under the terms of the agreement, American Express receives a fee for referring to the Company clients of American Express that become Concur Expense (formerly Xpense Management Solution) customers. The fee varies based upon licensing revenue realized from referred customers. Except for the referral, the Company is responsible for the entire sales effort and also for customer support and warranty service.

    Strategic Marketing Alliance Agreement with ADP, Inc.

         In November 1998, the Company entered into a strategic alliance agreement with ADP, Inc., a subsidiary of Automatic Data Processing, Inc. (“ADP”), under which ADP has agreed to refer potential customers for travel and entertainment expense management software products and services exclusively to the Company. The Company and ADP also agreed to jointly market the Company’s travel and entertainment expense report processing products and services to ADP customers.

CONCUR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

    Co-branded Concur Expense Service Marketing Agreement

         In August 1998, the Company entered into a Co-branded Concur Expense Service Marketing Agreement with American Express ’ affiliate TRS. Under the terms of the agreement, TRS will receive a fee for marketing to TRS’s clients a co-branded ASP version of Concur Expense containing special features. The marketing fee is based on the amount of revenue received. The Company is responsible for providing warranty and customer support services to these customers. In addition, under the terms of the agreement, the Company and TRS have agreed to jointly develop certain product features for integration into the co-branded ASP version of Concur Expense.

    License and Other Agreements

         The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of product sales. These amounts totaled $547,000, $348,000 and $203,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

17.    Related Party Transaction

         During 1999 and 1998, the Company paid fees of $430,000 and $121,000, respectively and received proceeds of $219,000 and $41,000 in 1999 and 1998, respectively from a stockholder under the terms of a sales referral agreement. Additionally, the Company recorded $659,600 in revenue for the sale of a software license to this stockholder in 1999. No sales were made to stockholders or under the sales referral agreement prior to 1998.

         In 1999 and 1998, the Company recorded revenue totaling $420,000 and $134,000, respectively, for the sale of products and services to other stockholders. Accounts receivable from stockholders were $101,000 and $152,000 at September 30, 1999 and 1998, respectively. Accounts payable to stockholders were $0 and $83,000 at September 30, 1999 and 1998, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of the fiscal year ended September 30, 1999. The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a)

1.	Financial Statements
	Consolidated Financial Statements of Concur Technologies, Inc.
	Report of Ernst & Young LLP, Independent Auditors	44
	Consolidated Balance Sheets as of September 30, 1999 and 1998	45
	Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997	46
	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 1999, 1998 and 1997	47
	Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997	48
	Notes to Consolidated Financial Statements	49

2.	Schedule
The following financial statement schedule for the years ended September 30, 1999, 1998, and
1997 should be read in conjunction with the consolidated financial statements of Concur
	Technologies, Inc. filed as part of this Annual Report on Form 10-K:

	Schedule II—Valuation and Qualifying Accounts	71

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial
	statements or the notes thereto.

3.	Exhibits
	The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Title
2.01	Form of Agreement and Plan of Merger between Company and Concur Technologies, Inc., a Washington corporation.*

2.02	Agreement and Plan of Reorganization between Company, PSC Merger Corp., 7Software, Inc., Andrew Dent and Melissa Widner dated June 30, 1998.*

2.03	Agreement and Plan of Reorganization between Company, ConStar Acquisition Corp. and Seeker
Software, Inc. dated May 26, 1999 (incorporated herein by reference to Exhibit 2.1 to the
Company’s Current Report on Form 8-K dated June 1, 1999).

3.01	Company’s Certificate of Incorporation.*

3.02	Company’s Certificate of Designation.*

3.03	Form of Company ’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State immediately following the Company’s Initial Public Offering.*

3.04	Company’s Bylaws.*

3.05	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.03 to the Registration Statement on Form S-8 (File No. 333-70455) effective January 12, 1999).

4.01	Specimen Certificate for Company’s Common Stock.*

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999
(incorporated herein by reference to Exhibit 4.2 to the Company ’s Current Report on Form 8-K
dated June 1, 1999).
Exhibit Number	Exhibit Title
4.03	Escrow Agreement among Company, Chase Manhattan Bank and Trust Company, and representatives of former stockholders and option holders of Seeker Software, Inc. dated May 26, 1999
(incorporated herein by reference to Exhibit 4.3 to the Company ’s Current Report on Form 8-K
dated June 1, 1999).

10.01	Company’s Amended and Restated 1994 Stock Option Plan and related documents.*

10.02	Company’s Amended 1998 Equity Incentive Plan and related documents.*

10.03	Company’s 1998 Employee Stock Purchase Plan and related documents.*

10.04	Company’s 1998 Directors Stock Option Plan and related documents.**

10.05	Company’s 401(k) Profit Sharing and Trust Plan.*

10.06	Form of Indemnity Agreement entered into by Company with each of its directors and executive officers.*

10.07	Series D Preferred Stock Purchase Agreement dated July 22, 1997.*

10.08	Series E Preferred Stock Purchase Agreement dated May 29, 1998.*

10.09	Strategic Marketing Alliance Agreement between Company and American Express Company dated December 17, 1997.*/†

10.10	Co-Branded XMS Service Marketing Agreement between Company and American Express Travel Related Services Company, Inc. (“TRS”) dated August 11, 1998.*/†

10.11	Warrant to purchase shares of Company’s Series E Preferred Stock issued by Company to TRS dated August 11, 1998.*

10.12	Voting Agreement among Company and stockholders of Company identified therein dated May 29, 1998.*

10.13	Amendment Agreement among Company and stockholders of Company identified therein dated July 30, 1998.*

10.14	Facility Lease between Company and CarrAmerica Realty Corporation dated October 31, 1997, as amended on April 10, 1998.*

10.15	Letter Agreement between Company and Sterling R. Wilson dated April 21, 1994.*

10.16	Letter Agreement between Company and Jon T. Matsuo dated June 20, 1994.*

10.17	Letter Agreement between Company and Frederick L. Ingham dated December 5, 1996.*

10.18	Letter Agreement between Company and John P. Russo, Jr. dated April 1, 1996.*

10.19	Standstill Agreement between Company and TRS dated August 10, 1998.*

10.20	Security and Loan Agreement between Company and Imperial Bank dated September 3, 1997.*

10.21	Addendum to Security and Loan Agreement between Company and Imperial Bank dated September 3, 1997.*

10.22	Second Amendment to Loan Documents between Company and Imperial Bank dated April 28, 1998.*

10.23	Bonus Agreement between Company and Melissa Widner and Andrew Dent dated June 30, 1998.*

10.24	Amendment to Standstill Agreement between Company and TRS dated November 30, 1998.*

10.25	Letter Agreement between Company and John A. Prumatico dated June 24, 1998.*

10.26	Letter Agreement between Company and Michael Watson dated June 24, 1998.*

10.27	Third Amendment to Lease between Company and CarrAmerica Realty Corporation dated February 11, 1999.**
Exhibit Number	Exhibit Title
10.28	Sublease between Company and Emerging Technology Solutions International (ETSI), Inc. dated February 1, 1999.**

10.29	Third Amendment to Security and Loan Agreement and Addendum to Security and Loan Agreement between Company and Imperial Bank dated March 15, 1999.**

10.30	Letter Agreement between Company and Bruce Chatterley dated March 2, 1999.**

10.31	Letter Agreement between Company and Robert K. Reid dated May 26, 1999.***

10.32	Letter Agreement between Company and Gary L. Durbin dated May 26, 1999.***

10.33	Office Lease between Seeker Software, Inc. and Webster Street Partners, Ltd., dated August 7, 1997.***

10.34	First Amendment to Office Lease between Seeker Software, Inc. and Webster Street Partners, Ltd. dated November 10, 1998.***

10.35	Facility Sublease between Company and Cardiac Pacemakers, Inc. dated September 23, 1999.

10.36	Letter Agreement between Company and Ajay Kela dated September 17, 1999.

10.37	Letter Agreement between Company and Alan A. Brown dated April 12, 1999.

21.01	List of Company ’s subsidiaries.***

23.01	Consent of Ernst & Young LLP, Independent Auditors.

24.01	Powers of Attorney.***

27.01	Financial Data Schedule.

*
Incorporated herein by reference to the exhibit with the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-62299) declared effective by the Securities and Exchange Commission on December 16, 1998.

**
Incorporated herein by reference to the exhibit with the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-74685) declared effective by the Securities and Exchange Commission on April 16, 1999.

***
Incorporated herein by reference to the exhibit with the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-81227) declared effective by the Securities and Exchange Commission on July 23, 1999.

†
Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

         (b)  Reports on Form 8-K

         On August 12, 1999, the Company filed an 8-K/A under Item 7 amending certain financial statements, exhibits, and other portions of its Current Report on Form 8-K dated June 1, 1999, relating to the completion of the Seeker Software merger.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.

/S / S. STEVEN SINGH
December 29, 1999
By:
S. Steven Singh
President, Chief Executive Officer and
Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/S / S. STEVEN SINGH S. Steven Singh	President, Chief Executive Officer and Chairman of the Board	December 29, 1999

Principal Financial Officer and Principal Accounting Officer:

/S / STERLING R. WILSON Sterling R. Wilson	Chief Financial Officer and Executive Vice President of Operations	December 29, 1999
Directors:

/S / MICHAEL W. HILTON Michael W. Hilton	Director	December 29, 1999

Jeffrey D. Brody	Director	December 29, 1999

/S / NORMAN A. FOGELSONG Norman A. Fogelsong	Director	December 29, 1999

/S / RUSSELL P. FRADIN Russell P. Fradin	Director	December 29, 1999

/S / EDWARD P. GILLIGAN Edward P. Gilligan	Director	December 29, 1999

/S / MICHAEL J. LEVINTHAL Michael J. Levinthal	Director	December 29, 1999

/S / JAMES D. ROBINSON III James D. Robinson III	Director	December 29, 1999

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

         We have audited the consolidated balance sheets of Concur Technologies, Inc. as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders ’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 1999, and have issued our report thereon dated October 27, 1999. Our audits also included the financial statement schedule listed in Item 14 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Seattle, Washington
October 27, 1999

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

CONCUR TECHNOLOGIES, INC.
September 30, 1999

Column A	Column B	Column C		Column D	Column E
		Additions		(1)
Description	Balance of Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deduction— Describe	Balance at End of Period
Year ended September 30, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts	$619,401	$539,803	$ —	$289,044	$870,160
Year ended September 30, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts	170,000	566,304	—	116,903	619,401
Year ended September 30, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts	125,000	87,000	—	42,000	170,000

(1)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.01	Form of Agreement and Plan of Merger between Company and Concur Technologies, Inc., a Washington corporation.*

2.02	Agreement and Plan of Reorganization between Company, PSC Merger Corp., 7Software, Inc., Andrew Dent and Melissa Widner dated June 30, 1998.*

2.03	Agreement and Plan of Reorganization between Company, ConStar Acquisition Corp. and Seeker
Software, Inc. dated May 26, 1999 (incorporated herein by reference to Exhibit 2.1 to the
Company’s Current Report on Form 8-K dated June 1, 1999).

3.01	Company’s Certificate of Incorporation.*

3.02	Company’s Certificate of Designation.*

3.03	Form of Company ’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State immediately following the Company’s Initial Public Offering.*

3.04	Company’s Bylaws.*

3.05	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.03 to the Registration Statement on Form S-8 (File No. 333-70455) effective January 12, 1999).

4.01	Specimen Certificate for Company’s Common Stock.*

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999
(incorporated herein by reference to Exhibit 4.2 to the Company ’s Current Report on Form 8-K
dated June 1, 1999).

4.03	Escrow Agreement among Company, Chase Manhattan Bank and Trust Company, and representatives of former stockholders and option holders of Seeker Software, Inc. dated May 26, 1999
(incorporated herein by reference to Exhibit 4.3 to the Company ’s Current Report on Form 8-K
dated June 1, 1999).

10.01	Company’s Amended and Restated 1994 Stock Option Plan and related documents.*

10.02	Company’s Amended 1998 Equity Incentive Plan and related documents.*

10.03	Company’s 1998 Employee Stock Purchase Plan and related documents.*

10.04	Company’s 1998 Directors Stock Option Plan and related documents.**

10.05	Company’s 401(k) Profit Sharing and Trust Plan.*

10.06	Form of Indemnity Agreement entered into by Company with each of its directors and executive officers.*

10.07	Series D Preferred Stock Purchase Agreement dated July 22, 1997.*

10.08	Series E Preferred Stock Purchase Agreement dated May 29, 1998.*

10.09	Strategic Marketing Alliance Agreement between Company and American Express Company dated December 17, 1997.*/†

10.10	Co-Branded XMS Service Marketing Agreement between Company and American Express Travel Related Services Company, Inc. (“TRS”) dated August 11, 1998.*/†

10.11	Warrant to purchase shares of Company’s Series E Preferred Stock issued by Company to TRS dated August 11, 1998.*

10.12	Voting Agreement among Company and stockholders of Company identified therein dated May 29, 1998.*

10.13	Amendment Agreement among Company and stockholders of Company identified therein dated July 30, 1998.*

10.14	Facility Lease between Company and CarrAmerica Realty Corporation dated October 31, 1997, as amended on April 10, 1998.*

10.15	Letter Agreement between Company and Sterling R. Wilson dated April 21, 1994.*
Exhibit Number	Exhibit Title
10.16	Letter Agreement between Company and Jon T. Matsuo dated June 20, 1994.*

10.17	Letter Agreement between Company and Frederick L. Ingham dated December 5, 1996.*

10.18	Letter Agreement between Company and John P. Russo, Jr. dated April 1, 1996.*

10.19	Standstill Agreement between Company and TRS dated August 10, 1998.*

10.20	Security and Loan Agreement between Company and Imperial Bank dated September 3, 1997.*

10.21	Addendum to Security and Loan Agreement between Company and Imperial Bank dated September 3, 1997.*

10.22	Second Amendment to Loan Documents between Company and Imperial Bank dated April 28, 1998.*

10.23	Bonus Agreement between Company and Melissa Widner and Andrew Dent dated June 30, 1998.*

10.24	Amendment to Standstill Agreement between Company and TRS dated November 30, 1998.*

10.25	Letter Agreement between Company and John A. Prumatico dated June 24, 1998.*

10.26	Letter Agreement between Company and Michael Watson dated June 24, 1998.*

10.27	Third Amendment to Lease between Company and CarrAmerica Realty Corporation dated February 11, 1999.**

10.28	Sublease between Company and Emerging Technology Solutions International (ETSI), Inc. dated February 1, 1999.**

10.29	Third Amendment to Security and Loan Agreement and Addendum to Security and Loan Agreement between Company and Imperial Bank dated March 15, 1999.**

10.30	Letter Agreement between Company and Bruce Chatterley dated March 2, 1999.**

10.31	Letter Agreement between Company and Robert K. Reid dated May 26, 1999.***

10.32	Letter Agreement between Company and Gary L. Durbin dated May 26, 1999.***

10.33	Office Lease between Seeker Software, Inc. and Webster Street Partners, Ltd., dated August 7, 1997.***

10.34	First Amendment to Office Lease between Seeker Software, Inc. and Webster Street Partners, Ltd. dated November 10, 1998.***

10.35	Facility Sublease between Company and Cardiac Pacemakers, Inc. dated September 23, 1999.

10.36	Letter Agreement between Company and Ajay Kela dated September 17, 1999.

10.37	Letter Agreement between Company and Alan A. Brown dated April 12, 1999.

21.01	List of Company ’s subsidiaries.***

23.01	Consent of Ernst & Young LLP, Independent Auditors.

24.01	Powers of Attorney.***

27.01	Financial Data Schedule.

*
Incorporated herein by reference to the exhibit with the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-62299) declared effective by the Securities and Exchange Commission on December 16, 1998.

**
Incorporated herein by reference to the exhibit with the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-74685) declared effective by the Securities and Exchange Commission on April 16, 1999.

***
Incorporated herein by reference to the exhibit with the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-81227) declared effective by the Securities and Exchange Commission on July 23, 1999.

†
Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

         (b)  Reports on Form 8-K

         On August 12, 1999, the Company filed an 8-K/A under Item 7 amending certain financial statements, exhibits, and other portions of its Current Report on Form 8-K dated June 1, 1999, relating to the completion of the Seeker Software merger.