Form 10-Q
period 1999-12-31
CONCUR TECHNOLOGIES INC
filed 2000-02-14
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1999
Commission file number: 0-25137

CONCUR TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1608052 (I.R.S. Employer Identification No.)

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

Yes    ☒        No      ☐

          As of January 31, 2000, there were 23,032,904 shares of the Registrant’s Common Stock outstanding.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q
DECEMBER 31, 1999

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CONCUR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 31, 1999	September 30, 1999
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 23,336	$ 59,815
Marketable securities	60,253	48,907
Accounts receivable, net of allowance for doubtful accounts of $802 and $870 at December 31, 1999 and September 30, 1999, respectively	10,261	9,020
Prepaid expenses and other current assets	1,648	1,110
Note receivable from stockholders	167	333

Total current assets	95,665	119,185
Equipment and furniture, net	10,565	7,087
Deposits and other assets	1,620	1,829
Note receivable from stockholders, net of current portion	167	167
Capitalized technology and other intangible assets	480	560

Total assets	$108,497	$128,828

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 1,865	$ 5,323
Accrued liabilities	10,471	11,809
Accrued commissions	831	1,452
Current portion of accrued payment to stockholders	167	333
Current portion of long-term debt	3,766	3,762
Current portion of capital lease obligations	2,783	1,869
Deferred revenues	4,720	4,011

Total current liabilities	24,603	28,559

Accrued payment to stockholders, net of current portion	167	167
Long-term debt, net of current portion	2,939	3,890
Capital lease obligations, net of current portion	2,681	2,269
Deferred rental expense	165	169

Commitments	—	—

Stockholders ’ equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 60,000,000 shares authorized; 22,971,297 and 22,693,022 shares issued and outstanding at December 31, 1999 and September 30, 1999, respectively	186,107	184,943
Deferred stock compensation	(1,105)	(1,439)
Accumulated deficit	(107,060)	(89,730)

Total stockholders’ equity	77,942	93,774

Total liabilities and stockholders’ equity	$108,497	$128,828

The accompanying notes are an integral part of these financial statements.

CONCUR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	1999	1998
Revenues, net:
Licenses	$ 4,208	$ 5,663
Services	4,799	2,456

Total revenues	9,007	8,119

Cost of revenues:
Licenses	228	224
Services	5,905	3,417

Total cost of revenues	6,133	3,641

Gross profit	2,874	4,478

Operating expenses:
Sales and marketing	9,088	6,376
Research and development	8,634	3,845
General and administrative	3,475	1,948

Total operating expenses	21,197	12,169

Loss from operations	(18,323)	(7,691)
Interest income	1,397	242
Interest expense	(304)	(296)
Other expense, net	(100)	(38)

Net loss	$(17,330)	$(7,783)

Basic and diluted net loss per share	$ (0.76)	$ (1.22)

Shares used in calculation of basic and diluted net loss per share	22,844	6,390

The accompanying notes are an integral part of these financial statements.

CONCUR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balance at September 30, 1999	22,693,022	$184,943	$(1,439)	$ (89,730)	$ 93,774

Issuance of common stock in connection with Employee Share Purchase Plan	111,964	1,059	—	—	1,059

Issuance of common stock from net exercise of common stock warrants	93,785	—	—	—	—

Issuance of common stock from exercise of stock options	72,526	105	—	—	105

Amortization of deferred stock compensation	—	—	334	—	334

Net loss	—	—	—	(17,330)	(17,330)

Balance at December 31, 1999	22,971,297	$186,107	$(1,105)	$(107,060)	$ 77,942

The accompanying notes are an integral part of these financial statements.

CONCUR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	1999	1998
Operating activities:
Net loss	$(17,330)	$(7,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquired in-process technology	80	80
Amortization of deferred stock compensation	334	100
Depreciation	907	395
Provision for bad debts	120	209
Changes in operating assets and liabilities:
Accounts receivable	(1,361)	390
Prepaid expenses and other current assets	(538)	71
Deposits and other assets	209	(2,047)
Accounts payable	(3,458)	591
Accrued liabilities	(1,959)	3,062
Deferred revenues	709	424

Net cash used in operating activities	(22,287)	(4,508)

Investing activities:
Purchase of marketable securities, net	(11,346)	—
Purchases of equipment and furniture	(2,780)	(197)

Net cash used in investing activities	(14,126)	(197)

Financing activities:
Net proceeds from initial public offering	—	37,369
Proceeds from exercise of preferred stock warrants	—	2,616
Proceeds from borrowings	—	5,025
Payments on borrowings	(947)	(833)
Payments on capital leases	(283)	(197)
Issuance of common stock in connection with Employee Share Purchase Plan	1,059	—
Proceeds from issuance of common stock from exercise of stock options	105	12

Net cash (used in) provided by financing activities	(66)	43,992

Net increase (decrease) in cash and cash equivalents	(36,479)	39,287
Cash and cash equivalents at beginning of period	59,815	17,058

Cash and cash equivalents at end of period	$ 23,336	$56,345

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 260	$ 224
Equipment and furniture obtained through capital leases	$ 1,609	$ 478
Conversion of redeemable convertible preferred stock and redeemable convertible preferred stock warrants into common stock and common stock warrants	—	$30,129

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999
(Unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Company

           Concur Technologies, Inc. (“Concur” or the “Company”) is a leading provider of workplace eCommerce software and services that extend automation to employees throughout an enterprise and to partners, suppliers and service providers in the extended enterprise. The Company’s flagship product, Concur eWorkplace™, integrates the Company’s suite of workplace eCommerce solutions and provides a portal through which employees can access critical business eCommerce information and services. The Concur eWorkplace suite is available in three versions: licensed, application service provider ( “ASP”) and Internet outsourced. The Company was originally incorporated in the State of Washington on August 19, 1993 and reincorporated in the State of Delaware on November 25, 1998. Operations commenced during 1994.

Unaudited Interim Financial Information

           The financial information as of December 31, 1999, and for the three months ended December 31, 1999 and 1998, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1999, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Operating results for the three months ended December 31, 1999, are not necessarily indicative of results that may be expected for the entire fiscal year.

Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Seeker Software, Inc., Concur Technologies (UK) Ltd., Concur Technologies Pty. Limited and 7Software, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

NOTE 3.    NET LOSS PER SHARE

           Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Pro forma net loss per share is computed using the weighted average number of common shares used for basic and diluted per share amounts but also assuming that all preferred stock outstanding converted to common stock at the time of issuance.

	Three Months Ended December 31,
	1999	1998
	(in thousands, except per share data)
Net loss	$(17,330)	$(7,783)

Basic and diluted net loss per common share	$ (0.76)	$ (1.22)

Weighted average number of common shares used for basic and diluted per share amounts	22,844	6,390
Weighted average common shares issuable upon pro forma conversion of preferred stock	—	9,954

Weighted average number of shares used for pro forma per share amounts	22,844	16,344

Pro forma net loss per share	$ (0.76)	$ (0.48)

           Note.  Pro forma results for the three months ended December 31, 1999 and 1998, are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles. Shares used in computation of pro forma basic and diluted loss per share assumes the conversion of all preferred stock to common stock at the time of issuance, and is presented for comparative purposes only.

           Options to purchase 4,984,586 shares of common stock with exercise prices of $0.01 to $55.00 per share and warrants to purchase 1,400,000 shares of common stock with exercise prices of $50.63 to $85.00 per share were outstanding as of December 31, 1999. These options and warrants were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

           Some of the information in this document contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue. ” You should read statements that contain these words carefully, because they discuss our expectations about our future performance, contain projections of our future operating results and our future financial condition, or state other “forward-looking” information. There may be events in the future, however, that we are not able to predict or over which we have no control. The risk factors listed in this document, as well as any other cautionary language in this document, provide examples of risks, uncertainties and events that may cause actual results to differ from what we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described below or elsewhere in this document, could have a material and adverse effect on our business, results of operations and financial condition.

Overview

           We are a leading provider of workplace eCommerce software and services that extend automation to employees throughout an enterprise and to partners, suppliers and service providers in the extended enterprise. Our flagship product, Concur eWorkplace, integrates our suite of workplace eCommerce solutions and provides a portal through which employees can access critical business eCommerce information and services. The Concur eWorkplace suite is available in three versions: licensed, application service provider (“ASP”) and Internet outsourced. Our licensed version, which is principally marketed to larger corporations, includes our entire suite of workplace eCommerce solutions, consisting of corporate procurement, human resources self- service and travel and entertainment expense management. Our ASP version, called Concur eWorkplace ASP™, is offered on a subscription-pricing basis principally to larger corporations and currently includes travel and entertainment expense management functionality. Our Internet outsourced version, called Concur eWorkplace.com™, is offered on a subscription-pricing basis principally for small and mid-size businesses. This version currently includes travel and entertainment expense management and corporate procurement functionality. More than 320 companies worldwide, representing over 2.4 million end-users, have licensed our solutions.

           We were incorporated in 1993 and commenced operations in fiscal 1994, initially developing QuickXpense, a retail, shrink-wrapped application that automated travel and entertainment expense reporting for individuals. We first shipped QuickXpense in fiscal 1995 and sold QuickXpense through a combination of retail channels and direct marketing, utilizing a small sales force and no consulting or implementation staff. In response to inquiries from businesses seeking to automate the entire travel and entertainment expense reporting process, including back-office processing and integration to financial systems, we significantly expanded our product development efforts and released Concur Expense™, a client-server based enterprise travel and entertainment expense management solution, in July 1996. In March 1998, we shipped an intranet-based version of Concur Expense. Since its release, the intranet-based version has accounted for a majority of Concur Expense license revenues. We expect to focus all future product development efforts on the intranet and Internet-based versions of our products.

           On June 30, 1998, we acquired 7Software, Inc. ( “7Software”), a privately held software company and the developer of Concur Procurement™. 7Software was incorporated in May 1997. 7Software was selling the initial version of its product through a single sales representative at the time of the acquisition. In connection with the acquisition, we issued 708,918 shares of our common stock in exchange for all the outstanding shares of 7Software. We also converted all of 7Software’s outstanding options into options to purchase up to 123,921 shares of our common stock, paid $130,000 to 7Software, and agreed to pay $500,000 to certain stockholders of 7Software. Our total purchase price was valued at $6.2 million, including direct costs of the acquisition. The total purchase price was determined by our management and board of directors based on an assessment of the value of 7Software and as a result of negotiations with 7Software. In determining the purchase price, we estimated the fair value of our common stock and our stock options issued in the transaction. We also entered into employment and bonus agreements with certain officers of 7Software. The acquisition was recorded under the purchase method of accounting and the results of operations of 7Software and the fair value of the assets acquired and liabilities assumed were included in our consolidated financial statements beginning on the acquisition date. In connection with this acquisition, we recorded $5.2 million for in-process technology as an expense during the quarter ended June 30, 1998. In addition, we recorded capitalized technology and other intangible assets of $960,000 that are being amortized on a straight-line basis over three years.

           On June 1, 1999, we acquired Seeker Software Inc. ( “Seeker Software”), a privately held software company and developer of Concur Human Resources™. The transaction was accounted for as a pooling of interests. We issued 3,419,929 shares of common stock in exchange for all outstanding preferred stock, preferred stock warrants and common stock of Seeker Software, and we converted all outstanding options to purchase Seeker Software common stock into options to purchase up to 680,234 shares of Concur common stock. These consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of Seeker Software. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. These consolidated financial statements are now considered the historical financial statements of the Company.

           In January 1999, we introduced Concur eWorkplace, which provides a common user interface to integrate Concur Expense and Concur Procurement and provides a portal through which employees can access critical business eCommerce information and services. Concur Human Resources will be integrated into Concur eWorkplace in fiscal 2000. Concur eWorkplace improves employee productivity by integrating common features, such as the user interface, applications icons, approval reminders, status updates and passwords. It enables IT personnel to easily administer employee-centric applications that are integrated into Concur eWorkplace, because the data is captured in a central database, eliminating the need to support, maintain and manage multiple servers and software programs. In October 1999, we introduced Concur eWorkplace.com, which provides features and benefits similar to Concur eWorkplace but is offered as an ASP product principally for small and mid-size companies, and requires limited IT infrastructure and limited IT support. Concur eWorkplace.com is currently available with Concur Expense and Concur Procurement. We expect to add Concur Human Resources in fiscal 2001. In December 1999, we introduced Concur eWorkplace ASP, which provides features and benefits similar to Concur eWorkplace, but is offered as an ASP product principally to large companies that want a configured solution offered on an outsourced basis with limited IT infrastructure and support requirements. Concur eWorkplace ASP is currently available with Concur Expense, and we expect to add Concur Procurement and Concur Human Resources in fiscal 2000 and fiscal 2001, respectively.

           In December 1999, we introduced the Concur Commerce Network, which enables customers to conduct business-to-business eCommerce transactions over the Internet by bringing buyers and suppliers together through an Internet-based electronic marketplace. Connectivity to the Concur Commerce Network is currently available to Concur eWorkplace.com customers. Connectivity to the Concur Commerce Network will be available to customers of Concur eWorkplace and Concur eWorkplace ASP through a software upgrade expected to be released in fiscal 2000.

           Through June 1996, we derived our revenues from licenses of QuickXpense and related services. In July 1996, we released Concur Expense. Substantially all of our revenues since the fourth quarter of fiscal 1996 have been derived from licenses of Concur Expense and related services, and to a lesser degree, the sale of licenses and services relating to Concur Human Resources. We expect that the majority of our revenues will continue to be derived from our Concur Expense product line and related services. Our revenues, which consist of software license revenues and service revenues, totaled $9.0 million and $8.1 million in the three months ended December 31, 1999 and 1998, respectively. The pricing for our license version is primarily based on the number of users or employees of the customer. Our ASP and Internet outsourced versions are offered on a subscription-pricing basis. Service revenues consist of consulting, customer support and training.

           We market our software and services primarily through our direct sales organization in the United States, Canada, United Kingdom and Australia. Revenues from licenses and services to customers outside the United States were $654,000 and $548,000 in the three months ended December 31, 1999 and 1998, respectively. Historically, as a result of the relatively small amount of international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

           We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2. These standards generally require revenues earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately. The revenues allocated to software products, including specified upgrades or enhancements, generally are recognized upon delivery of the products. The revenues allocated to unspecified upgrades, updates and other post-contract customer support generally are recognized ratably over the term of the related maintenance contract. Revenues relating to consulting and training services provided to customers are generally recognized as such services are performed. If evidence of the fair value for all elements of the arrangement does not exist, all revenues from the arrangement are deferred until such evidence exists or until all elements are delivered. SOP 97-2 has been subject to certain modifications and interpretations since its release in October 1997. Most recently, in December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” which has been adopted by us without any significant effect on revenue recognition. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could affect our future revenues and earnings.

           Since inception, we have incurred and continue incurring substantial research and development costs and have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. As a result of investments in our infrastructure, we have incurred net losses in each fiscal quarter since inception and as of December 31, 1999, had an accumulated deficit of $107.1 million. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing and professional services staff. In addition, we plan to expand our customers’ and suppliers’ ability to conduct business-to-business eCommerce transactions over the Internet through the use of our Concur Commerce Network. The Concur Commerce Network will require additional expenditures as we expand our marketing efforts and continue its development. Accordingly, we expect to incur net losses for the foreseeable future.

           We have recorded aggregate deferred stock compensation of $3.4 million. Deferred stock compensation is amortized over the life of the options, generally four years. Since inception, we recorded amortization of deferred stock compensation of $2.3 million of which $1.6 million was a result of the Seeker Software acquisition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

           The following table sets forth certain financial data, derived from the Company’s unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended December 31, 1999 and 1998, are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended December 31,
	1999	1998
Revenues, net:
Licenses	46.7%	69.7%
Services	53.3	30.3

Total revenues	100.0	100.0

Cost of revenues:
Licenses	2.5	2.7
Services	65.6	42.1

Total cost of revenues	68.1	44.8

Gross margin	31.9	55.2

Operating expenses:
Sales and marketing	100.9	78.5
Research and development	95.8	47.4
General and administrative	38.6	24.0

Total operating expenses	235.3	149.9

Loss from operations	(203.4)	(94.7)
Interest income	15.5	3.0
Interest expense	(3.4)	(3.6)
Other expense, net	(1.1)	(0.5)

Net loss	(192.4)%	(95.8)%

Revenues

           We derive our revenues from software licenses and related services. Total revenues were $9.0 million and $8.1 million for the three months ended December 31, 1999 and 1998, respectively, representing an increase of $0.9 million, or 11%. International revenues were $654,000 and $548,000 for the three months ended December 31, 1999 and 1998, respectively.

           License Revenues.    Our license revenues were $4.2 million and $5.7 million for the three months ended December 31, 1999 and 1998, respectively, representing a decrease of $1.5 million, or 26%. License revenues represented 46.7% and 69.7% of total revenues for the three months ended December 31, 1999 and 1998, respectively. The decrease in license revenues reflects our introduction of a suite of applications, and the shift in demand for our products from licensed to ASP and outsourced products. In fiscal 1999, we introduced our Concur eWorkplace suite, which increased the number of applications available for license from one to three (Concur Expense, Concur Procurement and Concur Human Resources). This has had the effect of lengthening our sales cycle because it makes our customers’ acquisition decision more complex, and license revenues declined as a result. Second, we have experienced a shift in the market demand for our products from the licensed version to the ASP and Internet outsourced versions of Concur eWorkplace. In our traditional license sales model, a license fee is generally recognized upon delivery; in contrast, ASP and Internet outsourced sales require recognition of the contract revenue as the licenses are used and the services are performed over the life of the ASP or Internet outsourced contracts, which is generally two to four years. License revenue recognized for the ASP and Internet outsourced products were immaterial for the three months ended December 31, 1999.

           Service Revenues.    Our service revenues consist primarily of revenue from consulting and implementation, maintenance and to a lesser extent, training services. Our service revenues were $4.8 million and $2.5 million for the three months ended December 31, 1999 and 1998, respectively, representing an increase of $2.3 million, or 95%. Service revenues represented 53.3% and 30.3% of total revenues for the three months ended December 31, 1999 and 1998, respectively. This increase reflects a higher level of professional services activity as a result of higher numbers of customers as well as an increase in the number of professional services personnel. The number of our professional services personnel increased from 57 at December 31, 1998, to 139 at December 31, 1999. The percentage of total revenues represented by service revenues in prior fiscal periods may not be indicative of levels to be expected in future periods as the proportion of our service revenues to total revenues will fluctuate in the future. This fluctuation will depend, in part, on the mix of our product sales because the amount of consulting efforts required, as well as our use of third-party implementation service providers, is higher for our licensed product than for our ASP and Internet outsourced products.

Cost of Revenues

           Cost of License Revenues.     Our cost of license revenues includes license fees for sublicensing third-party software, product media, product duplication, manuals and amortization of capitalized technology and other intangible assets. Our cost of license revenues was $228,000 and $224,000 for the three months ended December 31, 1999 and 1998, respectively, representing an increase of $4,000, or 2%. Cost of license revenues represented 5.4% and 4.0% of total license revenue for the three months ended December 31, 1999 and 1998. We expect that the cost of license revenues will continue to fluctuate in the future depending in part on product mix and the overall demand for our products.

           Cost of Service Revenues.     Our cost of service revenues includes personnel and other costs related to consulting services, technical support and training. Our cost of service revenues was $5.9 million and $3.4 million for the three months ended December 31, 1999 and 1998, respectively, representing an increase of $2.5 million, or 73%. This increase was primarily due to the increase in professional service personnel to manage and support our growing customer base, as well as expenses to recruit professional services personnel. The number of our professional services personnel increased from 57 at December 31, 1998, to 139 at December 31, 1999. Cost of service revenues represented 123% and 139% of service revenues for the three months ended December 31, 1999 and 1998, respectively. We expect that the cost of service revenues as a percentage of service revenues will vary between periods due to changes in the mix of products and services provided by us or by our third party implementation service provider partners.

Costs and Expenses

           Sales and Marketing.    Our sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead referral fees, travel and entertainment and promotional expenses. Our sales and marketing expenses were $9.1 million and $6.4 million for the three months ended December 31, 1999 and 1998, respectively, representing an increase of $2.7 million, or 43%. This increase primarily reflects our investment in our sales and marketing infrastructure, including significant personnel-related expenses such as salaries and benefits, travel and entertainment expenses and recruiting and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. The increase also reflects our continuing investment in our international operations in the United Kingdom and Australia, and an increase in public relations and marketing expenses. Sales and marketing expenses represented 100.9% and 78.5% of total revenues for the three months ended December 31, 1999 and 1998, respectively. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and increase market acceptance of our existing and future products. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and sales and marketing expenses will continue to increase in future periods.

           Research and Development.     Our research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside contractors. Our research and development expenses were $8.6 million and $3.8 million for the three months ended December 31, 1999 and 1998, respectively, representing an increase of $4.8 million, or 125%. This increase was primarily related to increased usage of outside contractors and the increase in software engineers, program management and quality assurance personnel to support our existing suite of products, new product development and the Concur Commerce Network. Research and development costs represented 95.8% and 47.4% of total revenues for the three months ended December 31, 1999 and 1998, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue expanding our product lines and to enhance the common technology platform for our suite of products. In addition, we are continuing to expand our customers’ and suppliers’ ability to conduct business-to-business eCommerce transactions over the Internet through the use of our Concur Commerce Network. The Concur Commerce Network will require additional expenditures as we continue to expand our marketing efforts and further its development. Accordingly, we anticipate that we will invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

           General and Administrative.     Our general and administrative expenses include primarily salaries, benefits and related costs for our executive, finance, business development, investor relations, legal and information services personnel. Our general and administrative expenses were $3.5 million and $1.9 million for the three months ended December 31, 1999 and 1998, respectively, representing an increase of $1.6 million, or 78%. This increase was primarily the result of hiring additional general and administrative personnel to support the growth of our business, increased use of outside contractors to fulfill hiring needs until full time personnel could be retained and an increase in professional fees, such as legal fees. General and administrative costs represented 38.6% and 24.0% of our total revenues for the three months ended December 31, 1999 and 1998, respectively. We believe that our general and administrative expenses will continue to increase as a result of the expansion of our administrative staff to continue supporting our ongoing growth.

           Interest Income and Interest Expense.     Our interest income was $1.4 million and $242,000 for the three months ended December 31, 1999 and 1998, respectively, representing an increase of approximately $1.2 million. This increase reflects interest income earned on the higher cash, cash equivalents and marketable securities balances as a result of proceeds received in December 1998 and April 1999 from our public offerings. Interest expense was $304,000 and $296,000 for the three months ended December 31, 1999 and 1998, respectively, representing an increase of $8,000.

           Provision for Income Taxes.     No provision for federal and state income taxes has been recorded because we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

           Our total assets were $108.5 million and $128.8 million at December 31, 1999 and September 30, 1999, respectively, representing a decrease of $20.3 million, or 16%. This decrease was primarily the result of cash used to fund our operations during the quarter. As of December 31, 1999, we had $83.6 million of cash, cash equivalents and marketable securities compared to $108.7 million at September 30, 1999, representing a decrease of $25.1 million, or 23%.

            Our accounts receivable balance, net of allowance for doubtful accounts, was $10.3 million and $9.0 million as of December 31, 1999 and September 30, 1999, respectively, representing an increase of $1.3 million, or 14%. This increase was principally a result of increased service revenues as well as the timing of our license sales during the quarter. Days’ sales outstanding (“DSO”) in accounts receivable was 103 days and 90 days for the three months ended December 31, 1999 and September 30, 1999, respectively. We expect that DSO will fluctuate significantly in future quarters, and may continue to increase.

           Our total current liabilities were $24.6 million and $28.6 million at December 31, 1999 and September 30, 1999, respectively, representing a decrease of $4.0 million, or 14%. This decrease is primarily a result of the timing of vendor and other related cash payments at December 31, 1999, partially offset by an increase in our short-term capital lease obligations due to our increased software and equipment financing.

Liquidity and Capital Resources

           Net cash used in operating activities was $22.3 million and $4.5 million in the three months ended December 31, 1999 and 1998, respectively, representing an increase of $17.8 million, or 394%. Net cash used by operating activities in these periods was primarily a result of funding our ongoing operations, the timing of vendor payments and an increase in our accounts receivable balance.

           Our investing activities have consisted primarily of purchases of property and equipment and marketable securities. Property and equipment acquisitions, including those acquired under capital leases, totaled $4.4 million and $675,000 in the three months ended December 31, 1999 and 1998, representing an increase of $3.7 million. We financed a significant portion of our acquisitions of property and equipment through capital leases, which consist primarily of computer hardware and software for our increasing employee base as well as for our management information systems. We anticipate that we will continue experiencing an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. Additionally, we purchased marketable securities totaling $11.3 million during the three months ended December 31, 1999 with the proceeds received from public offerings of our common stock. Marketable securities consist primarily of corporate bonds and commercial paper.

           Cash used by financing activities was $66,000 in the three months ended December 31, 1999, compared with cash provided by financing activities of $44.0 million in the three months ended December 31, 1998. Cash used by financing activities in the three months ended December 31, 1999, was due to repayments on bank debt and capital lease obligations totaling $1.2 million, offset by $1.1 million in cash received from the issuance of common stock. In the three months ended December 31, 1998, cash provided by financing activities consisted primarily of initial public offering (“IPO”) proceeds totaling $37.4 million, proceeds totaling $2.6 million from the exercise of warrants concurrent with the IPO and $5.0 million from bank and stockholder financings.

           We have a line of credit with a bank for $4.0 million that expires in March 2000. The line of credit bears interest at the lending bank’s prime rate plus 1.5%. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $4.0 million and are secured by substantially all of our non-leased assets. As of December 31, 1999, we had not borrowed under the line of credit; however, there was a standby letter of credit outstanding for $450,000. Approximately $3.6 million remained available under this line as of December 31, 1999.

           In September 1997, we entered into a $1.0 million senior term loan facility with the same bank with which we have the line of credit, pursuant to the terms of a security and loan agreement. In April 1998, the senior term loan facility was amended to allow for additional borrowings up to a total of $3.0 million. The facility, which bears interest at the lending bank ’s prime rate less 1.0%, matures on February 15, 2001. Payments were interest only through February 15, 1999, at which time we started to pay off the facility in 24 equal monthly principal payments plus interest. The loan agreement contains certain financial restrictions and covenants, with which we are currently in compliance. As of December 31, 1999, the outstanding indebtedness under the loan agreement was $1.8 million.

            In July 1997, we entered into a subordinated loan and security agreement with the same company with which we lease capital equipment in the principal amount of $1.5 million that bears interest at an annual rate of 8.5%. In May 1998, this agreement was amended to allow for additional borrowings of $3.5 million. The notes are due in varying monthly installments through April 2002, and contain certain restrictions and covenants, with which we are currently in compliance. At December 31, 1999, the outstanding indebtedness under the subordinated loan agreement was $3.3 million.

           We also have an existing equipment line of credit with a bank, which is no longer available for additional borrowings. Principal payments of approximately $32,000, plus interest which accrues at the prime rate plus 1.5%, are due monthly through October 2001. At December 31, 1999, the outstanding indebtedness under the equipment line of credit was $313,000.

           In September 1998, we entered into an additional subordinated promissory note agreement with the same company with which we lease capital equipment in the principal amount of $2.0 million. The note bears interest at 11%, payments are due in monthly installments of approximately $65,000 including interest, and the note matures in November 2001. At December 31, 1999, the outstanding indebtedness under the subordinated loan agreement was $1.4 million.

           On August 11, 1998, we issued a warrant to American Express Travel Related Services Company, Inc. (“TRS”) to purchase shares of our Series E Preferred Stock. In connection with our IPO in December 1998, this warrant was converted into a warrant to purchase 2,325,000 shares of our common stock. In December 1998, TRS exercised a portion of the warrant to purchase 225,000 shares at $11.625 per share and on October 15, 1999, a portion of the warrant to purchase 700,000 shares expired. TRS may acquire 700,000 additional shares at any time on or before January 15, 2001 at a cash purchase price of $50.625 per share and 700,000 shares at any time on or before January 15, 2002 at a cash purchase price of $85.00 per share.

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

YEAR 2000 COMPLIANCE

Background of Year 2000 Issues

           Many installed computer systems and software products, as originally developed, were unable to distinguish between twentieth century dates and twenty-first century dates because such systems were developed using two digits rather than four to represent the applicable year. For example, a computer program with date-sensitive software would recognize a date using “00 ” as the year 1900 rather than the year 2000. Such an error would result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process translations, send invoices or engage in similar normal business activities. As a result, many companies’ software and computer systems were in need of an upgrade or replacement in advance of the millennium date change in order to comply with such “Year 2000” requirements.

State of Readiness

           Along with many other similar companies, our business depends on the operation of numerous systems with the potential to be affected by Year 2000-related problems. Those systems include, among others:

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

           In November 1998, we established a Year 2000 Compliance Task Force (the “Task Force”), composed of high-level representatives of the product management, information systems, technical services and legal departments. The Task Force was charged with the responsibility of formulating and implementing our Year 2000 readiness, and working to ensure the Year 2000 readiness of our operations, products and relationships. The phases of our Year 2000 program have been as follows:

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

           We instituted a thorough testing program for our software products with reference to the Year 2000 compliance specifications established by the British Standards Institute ’s DISC PD-2001. In the course of our ongoing testing, we discovered several minor Year 2000 issues that were promptly resolved with patches or updates provided at no charge to authorized licensees. We have maintained a plan to discontinue support of some very early product versions not currently shipping; however, our customer base was duly notified of this fact via our Web site and via written correspondence. Our technical support, product development and consulting personnel were on-call for the first few days of January 2000 to handle Year 2000 problems experienced by our customers in connection with one of our software products.

           We have now completed all four phases of our Year 2000 compliance program. Through the first few months of 2000 we plan to continue to test our current and future products by applying our Year 2000 compliance criteria and to take any necessary corrective actions, as appropriate.

Remaining Risks Related to Year 2000 Issues:

           Shortly after the millennium date change, some of our customers reported minor problems with our software products that appear to have been related to Year 2000 problems. In each case, these minor problems were resolved at no charge to the affected customers. However, we may yet be subject to claims based on Year 2000 problems in other companies’ products, other as-yet-unreported Year 2000 problems alleged to be found in our products, Year 2000-related issues arising from the integration of multiple products within an overall system, or other as-yet-unreported Year 2000-related claims. We expect that this uncertainty about the extent of Year 2000 problems will continue through fiscal 2000. The total cost of resolving Year 2000-related issues and contingency plan promulgation may yet become material and could harm our business.

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

           We also reviewed our internal management information and other systems in order to identify any products, services or systems that were not Year 2000 compliant. To assist us in this initiative, we retained the services of a Year 2000 consulting firm which assisted with all four phases of our Year 2000 program. To date, we have not encountered any material Year 2000 problems with our computer systems or any other equipment that might be subject to such problems. We have received responses to compliance verification requests from substantially all of the material external vendors supplying software and information systems to us to whom we circulated such requests. The purpose of these requests was to determine the readiness of third parties’ remediation of their own Year 2000 issues. We also established contingency plans for continuing operations in the event problems with third party vendors arose and for handling Year 2000 problems that were not detected and corrected prior to their occurrence. Despite our efforts, however, we may yet find that we did not foresee all significant Year 2000 problems and such unforeseen problems may have a material adverse effect on our business.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Our short operating history and significant losses make our business difficult to evaluate.

           We are still in the early stages of our development, so evaluating our business operations and our prospects is difficult. We incorporated in 1993 and have incurred net losses in each quarter since then. We shipped our first product in fiscal 1995, and since fiscal 1997 have derived substantially all of our revenues from licenses of our Concur Expense product and related services, and to a lesser degree, the sale of licenses and services relating to Concur Human Resources. To compete effectively, we expect to devote substantial financial and other resources to expanding our sales and marketing, research and development and professional services organizations. These investments may never produce a profit. We incurred net losses totaling $17.3 million in the three months ended December 31, 1999, and incurred net losses of $46.5 million, $26.2 million and $7.6 million in fiscal 1999, 1998 and 1997, respectively. As of December 31, 1999, we had an accumulated deficit of $107.1 million. We expect to continue to incur net losses for the foreseeable future. Despite substantial net operating loss carry-forwards as of December 31, 1999, tax laws will likely limit their use in the future upon the occurrence of certain events, including a significant change in ownership interests.

Our operating results fluctuate widely and are difficult to predict.

           We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. In the past our quarterly operating results have fluctuated significantly, and we expect them to continue to fluctuate in the future. Our licensed software products, from which we derive most of our revenues, are typically shipped when orders are received, so our license backlog at the beginning of any quarter in the past represented only a small portion of that quarter’s expected license revenues. This has made and will continue to make license revenues in any quarter difficult to forecast because they depend on orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter.

           If revenues or operating results fall below our expectations in a particular quarter, our stock price could fall. In the fourth quarter of fiscal 1999, our license and service revenues did, in fact, fall below our own and the consensus of securities analysts’ estimates for the quarter and, as a result, the price of our stock experienced a sharp decline. In the first quarter of fiscal 2000, our license revenues and operating results fell below our own and the consensus of securities analysts ’ estimates for the quarter and, as a result, the price of our stock experienced another sharp decline. If our revenues or operating results fall below our own estimates or below the consensus of analysts’ estimates in an upcoming quarter, our stock price could experience a more substantial and lasting decline, harming our business significantly in terms of, among other things, diminished employee morale and public image. See “—We are at risk of securities class action litigation due to our stock price volatility.”

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

           In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation, either due to prior volatility associated with our failure to meet consensus analysts ’ estimates for revenues for the fourth quarter of fiscal 1999 or our failure to meet consensus analysts’ estimates for license revenues and operating results for the first quarter of fiscal 2000 due to future volatility in our stock price. Securities litigation could result in substantial costs and divert management’s attention and resources.

We rely heavily on sales of one product.

           Since 1997, we have generated substantially all of our revenues from licenses and services related to our Concur Expense product. We believe that Concur Expense revenues will continue to account for a large portion of our revenues for the foreseeable future. Our future financial performance and revenue growth will depend upon the successful development, introduction and customer acceptance of new and enhanced versions of Concur Expense, Concur Procurement, Concur Human Resources and other applications, and our business could be harmed if we fail to deliver the enhancements to our current and future products that customers want. In particular, our business could be harmed if we are unable to establish our Concur Procurement product in the corporate procurement software market. Within our current suite of offerings, Concur Procurement is of critical strategic importance because some customers view this application as more strategic to their business and the license fees associated with it tend to be significantly larger than for the others. Perhaps as a result, where our customers’ software buying decisions are linked together, these decisions are more typically led by their procurement software buying decision than by their evaluation of either travel and entertainment expense management or human resources solutions. As a result, we believe that an inability to compete effectively in the procurement software market could significantly hamper our future financial performance and revenue growth.

We face significant competition.

           The market for our products is intensely competitive and rapidly changing. Direct competition comes from independent software vendors of business-to-business electronic commerce software, travel and entertainment expense management, corporate procurement applications and human resources self-service applications, and from providers of enterprise resource planning ( “ERP”) software applications that have or may be developing travel and entertainment expense management, corporate procurement products and human resources self service applications. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. Moreover, a number of our competitors, particularly major ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. Some of our competitors in the business-to-business electronic commerce field are establishing commerce or purchasing networks involving suppliers, customers and partners and effectively excluding other companies that do not participate in these commerce networks. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. We also face indirect competition from potential customers’ internal development efforts and have to overcome their reluctance to move away from existing paper-based systems.

Our expansion into the corporate procurement application and human resources self-service application markets is risky.

           We added Concur Procurement to our product line in 1998 and we added Concur Human Resources in 1999. To date, substantially all of our revenues have come from Concur Expense. Our future revenue growth depends on our ability to license Concur Procurement and Concur Human Resources to new customers and to our existing base of Concur Expense customers. Potential and existing customers may not purchase Concur Procurement or Concur Human Resources for many reasons, including:

•	an absence of desired functionality;

•	the costs of and time required for implementation;

•	incompatibility of these applications with customers ’ preferred technology platforms;

•	possible software defects; and

•	customers lacking the necessary hardware, software or intranet infrastructure.

           Further, we must overcome some significant obstacles to expand into the market for corporate procurement applications and human resources self-service applications, including:

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

Our effort to sell products as an Internet-based application service provider under our ASP and Internet outsourced models may fail and we may face related security issues.

           In addition to licensing our software applications, we have recently begun offering them as an Internet-based application service provider (“ASP”), under our ASP and Internet outsourced versions. With these versions we price our products on a subscription basis to companies seeking to outsource their workplace eCommerce business applications. These business models are unproven and represent a significant departure from the strategies traditionally employed by us and other enterprise software vendors. We have no experience selling products or services in this manner, and our efforts to develop these business models have diverted, and are expected to continue to divert, our financial resources and management time and attention. In connection with these versions of our software applications, we have engaged third-party service providers to perform many of the necessary services as independent contractors, and we are and will be responsible for monitoring their performance. We have limited experience outsourcing services or other important business functions in the past, and independent contractors may not perform those services adequately. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed. In addition, we plan to use resellers to market the ASP and Internet outsourced versions of our products. We have limited experience utilizing resellers and we may not be successful in this effort.

           If customers determine that our products are not scalable, do not provide adequate security for the dissemination of information over the Internet, or are otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept our products for use on the Internet or on a subscription basis, our business will be harmed. In connection with the ASP and Internet outsourced versions of our software applications, we expect to receive confidential information, including credit card, travel booking, employee, purchasing, supplier and other financial and accounting data through the Internet or extranets, and there can be no assurance that this information will not be subject to computer break-ins, theft and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers or other harm to our business. In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Web in general, could significantly harm our business, operating results and financial condition.

           Even if our strategy of offering products to customers over the Internet proves successful, some of those Internet customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements. Any such shift in potential license revenues to either the ASP or the Internet outsourced model, which are unproven and potentially less profitable, could harm our business. In addition, as an increasing proportion of our business moves to these business models, our revenues may be inconsistent and hard to predict, given that revenues under this new business model are recognized ratably over the contract term whereas most of our revenues under the traditional licensing arrangements are recognized in the same quarter that the contract is signed.

We have limited experience selling our products as a suite and our Concur eWorkplace model may fail.

           We recently introduced Concur eWorkplace, which integrates Concur Expense and Concur Procurement, and, ultimately, will integrate Concur Human Resources, as a suite of applications. Prior to that introduction, we had not sold our products as a suite, and we do not know whether customers will prefer to buy our products this way. In an effort to increase overall revenues, we expect to offer our integrated suite of applications at prices that will be lower than would be the case for the applications sold separately. This may have the effect of reducing per-user revenues. We have also found that selling our products as a suite has lengthened our sales cycle because the sale is more complex and is more likely to involve information technology specialists and, in some cases, higher-level decision-makers at the prospective customer. We do not anticipate that the trend toward longer sales cycles will abate in the foreseeable future. Because we are inexperienced selling our products this way, we cannot predict whether it will harm our business.

Our lengthy sales cycle could adversely affect our revenue growth.

           Because of the high costs involved, customers for enterprise software products typically commit significant resources to an evaluation of available software applications and require us to expend substantial time, effort and money educating them about the value of our products and services. The time between initial contact with a potential customer and the ultimate sale, our sales cycle, typically ranges from six to fifteen months. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly. See “—Our operating results fluctuate widely and are difficult to predict.”

We rely on third party software that is difficult to replace.

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

           To offer products and services to a larger customer base than we can reach through direct sales, telesales and our internal marketing efforts, we depend on strategic referral and, in the future, strategic reseller relationships. If we were unable to maintain our existing strategic referral relationships or enter into additional strategic referral or reseller relationships, we would have to devote more resources to the distribution, sale and marketing of our products and services. Our success depends in part on the ultimate success of our strategic referral and reseller partners and their ability to market our products and services successfully. A number of our Concur Expense sales have come through referrals from American Express, but American Express is not obligated to refer any potential customers to us, and it has, and may continue to, enter into strategic relationships with other providers of expense reporting and corporate procurement applications. In the developing field of business-to-business electronic commerce, strategic business relationships with key suppliers and others are critical to the successful establishment of commerce or buying networks that may become the source of multiple revenue opportunities for their participants. If we are unable to establish such relationships and our competitors have these relationships, our workplace eCommerce business strategy would be harmed. Many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. In addition, our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Further, our existing strategic relationships may interfere with our ability to enter into other desirable strategic relationships.

We have limited experience with large-scale deployment, which is important to our future success.

           To date, only a limited number of customers have fully deployed Concur Expense, Concur Procurement and Concur Human Resources. We think that the ability of large customers to roll out our products across large numbers of users is critical to our success. If our customers cannot successfully implement large-scale deployments, or they determine that our products cannot accommodate large-scale deployments, our business will be harmed. Similarly, because only a limited number of customers are using the ASP version of our product offering, we do not have assurance that our ASP product would be able to support a large volume of users or transactions and our business would be harmed by any failure in this regard.

Year 2000 considerations among our customers and potential customers may reduce our sales.

           Through the first half of 2000, we expect to experience reduced sales of products as customers and potential customers put a priority on correcting Year 2000 problems and therefore defer purchases of our products until later in 2000. As a result, demand for our products may be particularly volatile and unpredictable for early 2000.

We may not meet our expectations for the Seeker Software acquisition.

           Our acquisition of Seeker Software Inc., in June 1999, was a significant investment. In connection with the acquisition, we recorded in the third quarter of fiscal 1999 a charge to operating expenses of approximately $8.9 million for direct and other acquisition-related costs pertaining to the transaction. Acquisition costs consisted primarily of financial advisor fees for both companies, attorneys, accountants, financial printing and other related charges. In the future, we may incur additional costs of integrating the business of Seeker Software with our business. We plan to integrate the Seeker Software business with our own, including product development efforts focused on fully integrating Concur Human Resources into Concur eWorkplace. We also expect to be able to sell our newly acquired Concur Human Resources applications to some of the existing customers of our Concur eWorkplace, Concur Expense and Concur Procurement products, and to sell Concur eWorkplace, Concur Expense and Concur Procurement to existing customers of Concur Human Resources. However, we may fail to achieve our expectations. In particular, we may encounter substantial difficulties and financial risks such as:

•	difficulty assimilating the technology of the combined companies;

•	problems retaining key technical and managerial personnel;

•	additional operating losses and expenses of the acquired business; and

•	impairment of relationships with existing customers, business partners and employees.

           In addition, recent actions and comments from the Securities and Exchange Commission have indicated that it is scrutinizing the application of the pooling of interests method of accounting for business combinations. While we believe we are in compliance with the rules and related guidelines as they currently exist, we can provide no assurance that the Commission will not challenge our conclusions and ultimately seek to treat this transaction under the purchase method of accounting for business combinations. This could result in the restatement of financial statements requiring the recording of goodwill and related amortization expense and as such could have a material negative impact on our financial results for the periods subsequent to the acquisition. There can be no assurance that we will be successful in overcoming these or any other problems or risks in connection with the acquisition of Seeker Software. Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not adversely affect our financial condition or results of operations.

Future acquisitions might harm our business.

           As part of our business strategy, we might seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition opportunity, we might not be able to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We have completed only two acquisitions to date: 7Software and Seeker Software. We may not be able to select, manage or absorb any future acquisitions successfully. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, will divert management time and other resources. We may have to use a substantial portion of our available cash to consummate an acquisition. On the other hand, if we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. In addition, we cannot assure you that any particular acquisition, even if successfully completed, will ultimately benefit our business.

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

We may encounter problems with respect to the hosting, management and security of our Concur Commerce Network infrastructure.

           We are contracting with a third party to expand, host, manage and maintain our Concur Commerce Network infrastructure. Services provided by the third party include web server hosting, maintaining communications lines and managing network data centers. If our relationship or agreement with this third party is terminated for any reason, we would have to obtain similar services from another provider or perform these functions ourselves. We may not successfully obtain or perform these services on a timely and cost-effective basis. Because our Concur Commerce Network infrastructure is serviced by a third party, we are be entirely dependent on that party to manage and maintain our network infrastructure and to provide security for it, so this component of our business depends on that third party. In addition, as with our ASP and Internet outsourced business models, we may, with respect to our Concur Commerce Network, encounter security problems that could significantly harm our business, operating results and financial condition. See “—Our effort to sell products as an Internet-based application service provider under our ASP and Internet outsourced models may fail and we may face related security issues.”

Our products might not be compatible with all major platforms, which could inhibit sales.

           We must continually modify and enhance our products to keep pace with changes in hardware and software platforms, database technology and electronic commerce technical standards. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, back-office applications, and browsers and other Internet-related applications could hurt our business. In addition, our products are not currently based upon the Java programming language, an increasingly widely used language for developing Internet applications. We have made a strategic decision not to develop a fully Java-based product at this time. Accordingly, some features available to products written in Java may not be available in our products, and this could result in reduced customer demand.

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

           Our business depends upon our proprietary technology. We presently have no patents or patent applications pending. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary information. In some cases, we are using unregistered marks, and some of the marks that we have filed for federal registration may not ultimately be registrable. As a result, we may have incomplete rights to use some of our marks. We have also taken steps to avoid disclosure of our proprietary technology by generally restricting customer access to our products ’ source code and requiring all employees and contractors to enter into confidentiality and invention assignment agreements. However, some of our customers and partners have received access to source code versions of our products in order to facilitate more extensive testing of our products and certain of our former technical personnel and contractors did not execute such confidentiality and invention assignment agreements. Further, we only recently began requiring contractors and temporary employees to execute our confidentiality agreement rather than executing the confidentiality agreements maintained by temporary agencies or not executing any such agreements.

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

Final Year 2000-related costs are not yet calculable and certain.

           A small number of our customers have reported Year 2000-related difficulties in our software that we consider minor. Based on our analysis of these reports, we do not expect the costs associated with resolution of these issues to be material. However, we may yet be subject to claims based on Year 2000 problems in other companies’ products, other as-yet-unreported Year 2000 problems alleged to be found in our products, Year 2000-related issues arising from the integration of multiple products within an overall system, or other as-yet-unreported Year 2000-related claims. Accordingly, despite our testing of our products, our audit of our suppliers and our completion of our internal compliance efforts, we cannot yet be sure that we have identified all significant Year 2000 problems that may emerge and it remains possible that the total cost of resolving Year 2000-related issues and contingency plan promulgation may be material and could harm our business.

We depend on service revenues to increase our overall revenues; services may not achieve profitability.

           Our service revenues have increased each year as a percentage of total revenues. Service revenues represented 53.3% of total revenues for the three months ended December 31, 1999, and 35.2%, 34.5%, and 27.8% of total revenues for fiscal 1999, 1998 and 1997, respectively. We anticipate that service revenues will continue to represent a significant percentage of total revenues however, the percentage of service revenues as a percentage of total revenues in prior fiscal periods may not be indicative of levels to be expected in future periods as the proportion of our service revenues to total revenues will fluctuate in the future. To a large extent, the level of service revenues depends upon the ongoing renewals of customer support contracts by our installed customer base. Customer support contracts might not be renewed and, if third-party organizations such as systems integrators become proficient in installing or servicing our products, consulting revenues could decline. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to successfully recruit and train a sufficient number of qualified services personnel.

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

           Beginning with fiscal 1999, a significant portion of the consulting services associated with the implementation of our software at our customers’ facilities has been performed by third-party implementation service providers. If we are unable to establish and maintain effective, long-term relationships with our implementation providers, or if these providers do not meet the needs or expectations of our customers, our business would be seriously harmed. This strategy will also require that we develop new relationships with additional third-party implementation providers to provide these services if the number of our customer implementations continues to increase. Our current implementation partners are not contractually required to continue to help implement our solutions. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers’ implementation needs. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

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

           A key component of our business strategy is to expand our sales and support operations internationally. We employ sales professionals in London, Paris, Sydney and Toronto and intend to establish additional international sales offices, expand our international management, sales and support organizations and enter into relationships with additional international remarketers. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract remarketers that will be able to market our products effectively. We must also customize our products for local markets. For example, our ability to expand into the European market will depend on our ability to develop a travel and entertainment expense management solution (as well as business-to-business procurement and human resources self-service solutions) that incorporates the tax laws and accounting practices followed in Germany and other European countries, and to develop workplace eCommerce applications that support the Euro. Further, if we establish significant operations overseas, we may incur costs that would be difficult to reduce quickly because of employee practices in those countries.

Our revenue recognition policy may change when definitive guidance is available.

           We recognize revenues from sales of software licenses when we sign a non-cancelable license agreement with a customer, the software is delivered, the vendors’ fee is fixed and determinable and collection is deemed probable. We recognize customer support revenues ratably over the customer support contract term, typically one year, and recognize revenues for consulting and training services as such services are performed. We believe our current revenue recognition policies and practices are consistent with applicable accounting standards. However, full guidelines for SOP 97-2 and related modifications have not been issued. Once available, such guidelines could lead to unanticipated changes in our current revenue accounting practices, and such changes could materially affect our future revenues and earnings. See “Our plan to sell products as an Internet-based applications service provider may fail.”

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

           Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash equivalents are invested in short-term debt instruments while certain portions of our outstanding long-term debt bear interest at variable rates. Based on our marketable securities portfolio and interest rates at December 31, 1999, a one percent increase or decrease in interest rates would result in a decrease or increase of approximately $800,000, respectively, in the fair value of the marketable securities portfolio. Changes in interest rates may affect the fair value of the marketable securities portfolio; however, such gains or losses would not be realized unless the investments are sold.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description of Exhibit
10.01	1999 Stock Option Plan
27.01	Financial Data Schedule.

Report on Form 8-K

           On October 18, 1999, we filed a current report on Form 8-K dated October 5, 1999 under Item 5 regarding the preliminary announcement of our results of operations for the three months ended September 30, 1999.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: February 14, 1999
CONCUR TECHNOLOGIES, INC.

By /s/ STERLING R. WILSON
Sterling R. Wilson
Chief Financial Officer and
Executive Vice President of
Operations
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.01	1999 Stock Option Plan
27.01	Financial Data Schedule