Form 10-Q
period 2000-03-31
CONCUR TECHNOLOGIES INC
filed 2000-05-11
CIK 1066026

================================================================================

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

For the quarter ended March 31, 2000             Commission file number: 0-25137

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

                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes [X]     No [ ]

  As of April 30, 2000, there were 24,930,281 shares of the Registrant's Common Stock outstanding.

================================================================================

                           CONCUR TECHNOLOGIES, INC.

                                   FORM 10-Q
                                 MARCH 31, 2000

                                     INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Consolidated Financial Statements

         .  Consolidated Balance Sheets as of March 31, 2000 and
            September 30, 1999..............................................   3

         .  Consolidated Statements of Operations for the three and
            six months ended March 31, 2000 and 1999........................   4

         .  Consolidated Statement of Stockholders' Equity for the
            six months ended March 31, 2000.................................   5

         .  Consolidated Statements of Cash Flows for the six months
            ended March 31, 2000 and 1999...................................   6

         .  Notes to Consolidated Financial Statements......................   7

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  10

  ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk.......  27

PART II. OTHER INFORMATION

  ITEM 2.  Changes in Securities and Use of Proceeds........................  27

  ITEM 4.  Submission of Matters to a Vote of Security Holders..............  28

  ITEM 6.  Exhibits and Reports on Form 8-K.................................  28

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                           CONCUR TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                           March 31,     September 30,
                                                                                             2000            1999
                                                                                          ---------        --------
                                                                                          (Unaudited)
Assets
Current assets:
Cash and cash equivalents...............................................................  $  64,406        $ 59,815
Marketable securities...................................................................     28,560          48,907
Accounts receivable, net of allowance for doubtful accounts of $976 and $870 at
 March 31, 2000 and September 30, 1999, respectively....................................     11,385           9,020
Prepaid expenses and other current assets...............................................      2,103           1,110
Notes receivable from stockholders......................................................        167             333
                                                                                          ---------        --------
Total current assets....................................................................    106,621         119,185
Equipment and furniture, net............................................................     12,034           7,087
Deposits and other assets...............................................................      1,481           1,829
Notes receivable from stockholders, net of current portion..............................        167             167
Capitalized technology and other intangible assets, net.................................        400             560
                                                                                          ---------        --------
Total assets............................................................................  $ 120,703        $128,828
                                                                                          =========        ========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable........................................................................  $   2,709        $  5,323
Accrued liabilities.....................................................................      8,216          11,809
Accrued commissions.....................................................................        706           1,452
Current portion of accrued payment to stockholders......................................        167             333
Current portion of long-term debt.......................................................      3,667           3,762
Current portion of capital lease obligations............................................      2,462           1,869
Deferred revenues.......................................................................      4,372           4,011
                                                                                          ---------        --------
Total current liabilities...............................................................     22,299          28,559
                                                                                          ---------        --------

Accrued payment to stockholders, net of current portion.................................        167             167
Long-term debt, net of current portion..................................................      2,068           3,890
Capital lease obligations, net of current portion.......................................      2,057           2,269
Deferred rental expense.................................................................        162             169
Commitments.............................................................................          -               -

Stockholders' equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares
 issued or outstanding..................................................................          -               -
Common stock, par value $0.001 per share, 60,000,000 shares authorized; 24,618,960 and
 22,693,022 shares issued and outstanding at March 31, 2000 and September 30,
 1999, respectively.....................................................................    221,228         184,943
Deferred stock compensation.............................................................       (904)         (1,439)
Accumulated deficit.....................................................................   (126,374)        (89,730)
                                                                                          ---------        --------
Total stockholders' equity..............................................................     93,950          93,774
                                                                                          ---------        --------
Total liabilities and stockholders' equity..............................................  $ 120,703        $128,828
                                                                                          =========        ========

   The accompanying notes are an integral part of these financial statements.

                           CONCUR TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                  Three Months Ended      Six Months Ended
                                                         March 31,           March 31,
                                                  -------------------   --------------------
                                                     2000       1999      2000       1999
                                                   --------   -------   --------   --------
Revenues, net:
 Licenses.......................................   $  6,175   $ 5,504   $ 10,383   $ 11,167
 Services.......................................      4,661     3,191      9,460      5,647
                                                   --------   -------   --------   --------
Total revenues..................................     10,836     8,695     19,843     16,814

Cost of revenues:
 Licenses.......................................        289       349        517        573
 Services.......................................      6,654     3,625     12,559      7,042
                                                   --------   -------   --------   --------
Total cost of revenues..........................      6,943     3,974     13,076      7,615
                                                   --------   -------   --------   --------
Gross profit....................................      3,893     4,721      6,767      9,199

Operating expenses:
 Sales and marketing............................     10,610     6,983     19,698     13,359
 Research and development.......................      9,718     4,211     18,352      8,056
 General and administrative.....................      3,493     2,396      6,968      4,344
                                                   --------   -------   --------   --------
Total operating expenses........................     23,821    13,590     45,018     25,759
                                                   --------   -------   --------   --------

Loss from operations............................    (19,928)   (8,869)   (38,251)   (16,560)
Interest income.................................      1,069       642      2,466        883
Interest expense................................       (436)     (440)      (740)      (736)
Other expense, net..............................        (19)      (75)      (119)      (112)
                                                   --------   -------   --------   --------
Net loss........................................   $(19,314)  $(8,742)  $(36,644)  $(16,525)
                                                   ========   =======   ========   ========

Basic and diluted net loss per share............   $  (0.83)  $ (0.49)  $  (1.59)  $  (1.36)
                                                   ========   =======   ========   ========

Weighted average shares used in calculation of
basic and diluted net loss per share............     23,204    17,916     23,024     12,154
                                                   ========   =======   ========   ========

   The accompanying notes are an integral part of these financial statements.

                           CONCUR TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (Unaudited)

                                                 Common Stock
                                             ------------------
                                                                    Deferred                     Total
                                                                     Stock       Accumulated  Stockholders'
                                               Shares    Amount   Compensation     Deficit      Equity
                                             ----------  ------   ------------   -----------  -------------
Balance at September 30, 1999.............  22,693,022  $184,943    $ (1,439)     $ (89,730)    $93,774

Issuance of common stock, net of
offering costs............................   1,503,500    34,915           -              -      34,915

Issuance of common stock in connection
with Employee Share Purchase Plan..........    111,964     1,059           -              -       1,059

Issuance of common stock from net exercise
of common stock warrants...................     93,785         -           -              -           -

Issuance of common stock from exercise of
stock options..............................    216,689       311           -              -         311

Amortization of deferred stock
compensation...............................          -         -         535              -         535

Net loss...................................          -         -           -        (36,644)    (36,644)
                                            ----------  --------     -------      ----------   --------
Balance at March 31, 2000.................  24,618,960  $221,228     $  (904)     $(126,374)   $ 93,950
                                            ==========  ========     =======      ==========   ========

   The accompanying notes are an integral part of these financial statements.

                           CONCUR TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                           March 31,
                                                                                   ------------------------
                                                                                        2000        1999
                                                                                   ------------------------
Operating activities:
Net loss.........................................................................  $    (36,644)  $(16,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquired in-process technology...................................           160        160
Amortization of deferred stock compensation......................................           535        423
Depreciation.....................................................................         2,346        747
Provision for bad debts..........................................................           319        251
Changes in operating assets and liabilities:
Accounts receivable..............................................................        (2,684)    (2,882)
Prepaid expenses and other current assets........................................          (993)      (643)
Deposits and other assets........................................................           348     (2,096)
Accounts payable.................................................................        (2,614)     3,156
Accrued liabilities and accrued commissions......................................        (4,339)     3,680
Deferred revenues................................................................           361        826
                                                                                   ------------   --------
Net cash used in operating activities............................................       (43,205)   (12,903)
                                                                                   ------------   --------

Investing activities:
Sale (purchase) of marketable securities, net....................................        20,347    (37,544)
Purchases of equipment and furniture.............................................        (5,691)      (238)
                                                                                   ------------   --------
Net cash provided by (used in) investing activities..............................        14,656    (37,782)
                                                                                   ------------   --------

Financing activities:
Net proceeds from initial public offering........................................             -     37,369
Proceeds from exercise of preferred stock warrants...............................             -      2,616
Proceeds from borrowings.........................................................             -      4,817
Payments on borrowings...........................................................        (1,917)      (873)
Payments on capital leases.......................................................        (1,228)      (513)
Issuance of common stock in connection with Employee Share Purchase Plan.........         1,059          -
Issuance of common stock, net of offering costs..................................        34,915          -
Proceeds from issuance of common stock from exercise of stock options............           311         71
                                                                                   ------------   --------
Net cash provided by financing activities........................................        33,140     43,487
                                                                                   ------------   --------

Net increase (decrease) in cash and cash equivalents.............................         4,591     (7,198)
Cash and cash equivalents at beginning of period.................................        59,815     17,058
                                                                                   ------------   --------
Cash and cash equivalents at end of period.......................................  $     64,406   $  9,860
                                                                                   ============   ========

Supplemental disclosure of cash flow information:
Cash paid for interest...........................................................  $        696   $    506
Equipment and furniture obtained through capital leases..........................  $      1,609   $    973
Conversion of redeemable convertible preferred stock and redeemable convertible
preferred stock warrants into common stock and common stock warrants.............  $          -   $ 30,129

   The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000
                                  (Unaudited)


NOTE 1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Company

  Concur Technologies, Inc. ("Concur" or the "Company") is a leading provider of workplace eCommerce software and services that extend automation to employees throughout an enterprise and to partners, suppliers and service providers in the extended enterprise. The Company's flagship product, Concur eWorkplace(TM), integrates the Company's suite of workplace eCommerce solutions and provides a portal through which employees can access critical business eCommerce information and services. The Concur eWorkplace suite is available in two versions: licensed and application service provider ("ASP"). The Company was originally incorporated in the State of Washington on August 19, 1993 and reincorporated in the State of Delaware on November 25, 1998. Operations commenced during 1994.


Unaudited Interim Financial Information

  The financial information as of March 31, 2000, and for the three and six months ended March 31, 2000 and 1999, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1999, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Operating results for the three and six months ended March 31, 2000, are not necessarily indicative of results that may be expected for the entire fiscal year.


Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.


Recently Issued Accounting Standards

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosures of revenue in financial statements. This SAB will not be effective for the Company until the fiscal year beginning October 1, 2000. The Company believes that the adoption of this pronouncement will not have a significant impact on the Company's financial position or operating results. The Company will continue to evaluate interpretations of SAB 101.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Seeker Software, Inc., Concur Technologies (UK) Ltd., Concur Technologies Pty. Limited and 7Software, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 3.   STRATEGIC RELATIONSHIP AND STOCK PURCHASE AGREEMENT

  On February 22, 2000, Concur entered into a Stock Purchase Agreement with SAFECO Corporation and Nortel Networks, Inc. for the purchase of 1,073,929 and 429,571 shares, respectively, of Concur's common stock at a purchase price of $23.28 per share. In connection with the Stock Purchase Agreement, Concur also entered into strategic marketing and distribution agreements with SAFECO Life Insurance Company (SAFECO) and Nortel Networks Corporation (Nortel) under which SAFECO and Nortel will resell Concur's ASP products through their respective distribution networks and will undertake joint marketing activities with Concur to promote Concur's ASP products. Revenues generated from the joint marketing activities will be shared equally. This strategic alliance also provides the establishment of the Concur Business Advantage(TM), a business-to-business electronic trading network providing discounted products and services primarily geared to small and mid-size businesses.

  Under the terms of these agreements, Concur has granted SAFECO and Nortel warrants to purchase up to 3,750,000 and 1,500,000 shares of common stock, respectively. The warrants become exercisable upon SAFECO and Nortel achieving certain annual milestones relating to revenue derived in connection with the arrangements over the next five years at a price determined to be the greater of $30.26 or 50% of the fair value of the common stock price on prescribed dates. In the event these milestones are achieved or the achievement becomes probable, Concur may be required to record a significant non-cash distribution/marketing expense throughout the remaining related service period to the extent that the fair value of the common stock exceeds the exercise price of the warrants at that time. Concur has not recorded an expense associated with these agreements to date and is uncertain whether these milestones will be achieved in the future. In addition, from time to time Concur may enter into similar arrangements with, and issue additional warrants to, other third-parties that could require the Company to record significant non-cash expenses based upon the value of such warrants. Effective upon the closing of the sale of the common shares, a representative of SAFECO was elected to serve on the Company's Board of Directors.


NOTE 4.   RELATED PARTY TRANSACTION

  During the three months ended March 31, 2000, the Company recorded $2.0 million in revenue from an agreement to license its software to a stockholder of the Company. At March 31, 2000, accounts receivable from this transaction was $1.0 million.


NOTE 5.   NET LOSS PER SHARE

  Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of shares outstanding. Pro forma net loss per share is computed using the weighted average number of common shares used for basic and diluted per share amounts but also assuming that all preferred stock outstanding converted to common stock at the time of issuance.

                                                                   Three Months Ended       Six Months Ended
                                                                        March 31,              March 31,
                                                                   -------------------    --------------------
                                                                     2000        1999       2000        1999
                                                                   --------    -------    --------    --------
                                                                     (in thousands, except per share data)
Net loss........................................................   $(19,314)   $(8,742)   $(36,644)   $(16,525)
                                                                   --------    -------    --------    --------
Basic and diluted net loss per common share.....................   $  (0.83)   $ (0.49)   $  (1.59)   $  (1.36)
                                                                   --------    -------    --------    --------
Weighted average number of common shares used
 for basic and diluted per share amounts........................     23,204     17,916      23,024      12,154
Weighted average common shares issuable upon pro
 forma conversion of preferred stock............................          -      1,557           -       5,755
                                                                   --------    -------    --------    --------
Weighted average number of shares used for pro
 forma per share amounts........................................     23,204     19,473      23,024      17,909
                                                                   --------    -------    --------    --------
Pro forma net loss per share....................................   $  (0.83)   $ (0.45)   $  (1.59)   $  (0.92)
                                                                   --------    -------    --------    --------

  Note. Pro forma results for the three and six months ended March 31, 1999 are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles. Shares used in computation of pro forma basic and diluted loss per share assumes the conversion of all preferred stock to common stock at the time of issuance, and is presented for comparative purposes only. (Pro forma results do not differ from basic and diluted financial information for the three and six months ended March 31, 2000).


  Options to purchase 4,960,696 shares of common stock with exercise prices of $0.01 to $50.38 per share and warrants to purchase 6,650,000 shares of common stock were outstanding as of March 31, 2000. Of these warrants, 1,400,000 are exercisable at prices ranging from $50.625 to $85.00 per share. The remaining 5,250,000 warrants will become exercisable based on achieving certain annual milestones for revenue derived in connection with the agreements over the next five years at a price determined to be the greater of $30.26 or 50% of the common stock price on the prescribed dates. All options and warrants were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

  Some of the information in this document contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by our use of the future tense, or by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue." You should read statements that contain these words carefully, because they discuss our expectations about our future performance, contain projections of our future operating results and our future financial condition, or state other "forward-looking" information. There may be events in the future, however, that we are not able to predict or over which we have no control. The risk factors listed in this document, as well as any other cautionary language in this document, provide examples of risks, uncertainties and events that may cause actual results to differ from what we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described below or elsewhere in this document, could have a material and adverse effect on our business, results of operations and financial condition.


Overview

  We are a leading provider of workplace eCommerce software and services that extend automation to employees throughout an enterprise and to partners, suppliers and service providers in the extended enterprise. Our flagship product, Concur eWorkplace(TM), integrates our suite of workplace eCommerce solutions and provides a portal through which employees can access critical business eCommerce information and services. The Concur eWorkplace suite is available in two versions: licensed and application service provider ("ASP"). Our licensed version, which is principally marketed to larger corporations, includes our entire suite of workplace eCommerce solutions, consisting of corporate procurement, human resources self-service and travel and entertainment expense management. Our ASP version is offered on a subscription-pricing basis either through a dedicated server, principally for large companies or through a shared server, principally for small and mid-size businesses. The shared server ASP version of Concur eWorkplace currently includes travel and entertainment expense management and corporate procurement functionality. The dedicated server ASP version currently includes travel and entertainment expense management. At March 31, 2000, we had more than 390 companies worldwide, representing over 2.6 million registered users.

  We were incorporated in 1993 and commenced operations in fiscal 1994, initially developing QuickXpense, a retail, shrink-wrapped application that automated travel and entertainment expense reporting for individuals. We first shipped QuickXpense in fiscal 1995, and sold it through a combination of retail channels and direct marketing, utilizing a small sales force and no consulting or implementation staff. In response to inquiries from businesses seeking to automate the entire travel and entertainment expense reporting process, including back-office processing and integration to financial systems, we released Concur Expense(TM), a client-server based enterprise travel and entertainment expense management solution, in July 1996. In March 1998, we shipped an intranet-based version of Concur Expense. Since its release, the intranet-based version has accounted for a majority of Concur Expense license revenues. We expect to focus all future product development efforts on the intranet and Internet-based versions of our products.

  In June 1998, we acquired 7Software, Inc. ("7Software"), a privately held software company and the developer of Concur Procurement(TM). The acquisition was recorded under the purchase method of accounting and the results of operations of 7Software and the fair value of the assets acquired and liabilities assumed were included in our consolidated financial statements beginning on the acquisition date. In connection with this acquisition, we recorded $5.2 million for in-process technology as an expense during the quarter ended June 30, 1998. In addition, we recorded capitalized technology and other intangible assets of $960,000 that are being amortized on a straight-line basis over three years.

  In June 1999, we acquired Seeker Software Inc. ("Seeker Software"), a privately held software company and developer of Concur Human Resources(TM). The transaction was accounted for as a pooling of interests. We issued 3,419,929 shares of common stock in exchange for all outstanding preferred stock, preferred stock warrants and common stock of Seeker Software, and we converted all outstanding options to purchase Seeker Software common stock into options to purchase up to 680,234 shares of Concur common stock. These consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of Seeker Software. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. These consolidated financial statements are now considered the historical financial statements of the Company.

  In January 1999, we introduced Concur eWorkplace, which provides a common user interface to integrate Concur Expense and Concur Procurement and provides a portal through which employees can access critical business eCommerce information and services. We began the integration of Concur Human Resources into Concur eWorkplace in fiscal 1999, and completed the first level of integration in the second quarter of fiscal 2000. Additional efforts are ongoing to continue the integration of our suite of products, including Concur Expense, Concur Procurement, and Concur Human Resources.

  In October 1999, we introduced the shared-server option for Concur eWorkplace ASP, which provides features and benefits similar to Concur eWorkplace but is offered as an ASP product principally for small and mid-size companies, and requires limited IT infrastructure and support. Our shared-server option for Concur eWorkplace ASP is currently available with Concur Expense and Concur Procurement. In December 1999, we introduced the dedicated-server option for Concur eWorkplace ASP, which provides features and benefits similar to Concur eWorkplace, but is offered as an ASP product principally to companies that want a configured solution offered on an outsourced basis with limited IT infrastructure and support requirements. Our dedicated-server option for Concur eWorkplace ASP is currently available with Concur Expense.

  In December 1999, we introduced the Concur Commerce Network, which enables customers to conduct business-to-business eCommerce transactions over the Internet by bringing buyers and suppliers together through an Internet-based electronic marketplace. In February 2000, we entered into a strategic alliance with Nortel and SAFECO to create Concur Business Advantage, a business-to-business electronic trading network providing discounted products and services primarily geared to small and mid-size businesses.

  Substantially all of our revenues in the periods presented have been derived from licenses of Concur Expense and related services, and to a lesser degree, the sale of licenses and services relating to Concur Human Resources. We expect that the majority of our revenues will continue to be derived from our Concur Expense product line and related services. Our revenues, which consist of software license revenues and service revenues, totaled $6.2 million and $5.5 million in the three months ended March 31, 2000 and 1999, respectively. The pricing for our license version includes an up-front fee, which is primarily based on the number of users or employees of the customer. Our ASP version is offered on a monthly subscription-pricing basis. Service revenues consist of consulting, customer support and training.

  We market our software and services primarily through our direct sales organization in the United States, Canada, United Kingdom, France and Australia. Revenues from licenses and services to customers outside the United States were $971,000 and $117,000 in the three months ended March 31, 2000 and 1999, respectively. Historically, as a result of the relatively small amount of international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

  We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2. These standards generally require revenues earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately. The revenues allocated to software products, including specified upgrades or enhancements, generally are recognized upon delivery of the products. The revenues allocated to unspecified upgrades, updates and other post-contract customer support generally are recognized ratably over the term of the related maintenance contract. Revenues relating to consulting and training services provided to customers are generally recognized as such services are performed. SOP 97-2 has been subject to certain modifications and interpretations since its release in October 1997. In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" which has been adopted by us without any significant effect on revenue recognition. Most recently, in December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosures of revenue in financial statements. This Staff Accounting Bulletin will not be effective for us until our fiscal year 2001. We believe that the adoption of this pronouncement will not have a significant impact on our financial position or operating results. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could affect our future revenues and earnings. The Company will continue to evaluate interpretations of SAB 101.

  Since inception we have incurred, and we expect to continue to incur, substantial research and development costs and we have invested heavily in the expansion of our sales, marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. As a result of investments in our infrastructure, we have incurred net losses in each fiscal quarter since inception and as of March 31, 2000, had an accumulated deficit of $126.4 million. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing and professional services staff. In addition, we plan to expand our customers' and suppliers' ability to conduct business-to-business eCommerce transactions over the Internet through the use of our Concur Commerce Network and Concur Business Advantage.

The Concur Commerce Network and Concur Business Advantage will require additional expenditures as we expand our marketing efforts and continue their development. Accordingly, we expect to incur net losses for the foreseeable future.

  We have recorded aggregate deferred stock compensation of $3.4 million. Deferred stock compensation is amortized over the life of the options, generally four years. Since inception, we recorded amortization of deferred stock compensation of $2.5 million of which $1.6 million was a result of the operations of Seeker Software.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

  The following table sets forth certain financial data, derived from the Company's unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended March 31, 2000 and 1999, are not necessarily indicative of the results that may be expected for any future period.

                                                             Three Months Ended March 31,           Six Months Ended March 31,
                                                             ----------------------------          ---------------------------
                                                               2000               1999               2000               1999
                                                             -------            -------            --------           --------
Revenues:
 Licenses........................................              57.0%              63.3%              52.3%              66.4%
 Services........................................              43.0               36.7               47.7               33.6
                                                             ------             ------             ------             ------
   Total revenues................................             100.0              100.0              100.0              100.0
                                                             ------             ------             ------             ------

Cost of revenues:
 Licenses........................................               2.7                4.0                2.6                3.4
 Services........................................              61.4               41.7               63.3               41.9
                                                             ------             ------             ------             ------
   Total cost of revenues........................              64.1               45.7               65.9               45.3
                                                             ------             ------             ------             ------
Gross profit.....................................              35.9               54.3               34.1               54.7
                                                             ------             ------             ------             ------

Operating expenses:
 Sales and marketing.............................              97.9               80.3               99.3               79.5
 Research and development........................              89.7               48.4               92.5               47.9
 General and administrative......................              32.2               27.6               35.1               25.8
                                                             ------             ------             ------             ------
   Total operating expenses......................             219.8              156.3              226.9              153.2
                                                             ------             ------             ------             ------
Loss from operations.............................            (183.9)            (102.0)            (192.8)             (98.5)
Interest income..................................               9.9                7.4               12.4                5.3
Interest expense.................................              (4.0)              (5.1)              (3.7)              (4.4)
Other expense, net...............................              (0.2)              (0.9)              (0.6)              (0.7)
                                                             ------             ------             ------             ------
Net loss.........................................            (178.2)%           (100.6)%           (184.7)%            (98.3)%
                                                             ======             ======             ======             ======

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues

  We derive our revenues from software licenses and related services. Total revenues were $10.8 million and $8.7 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $2.1 million, or 25%. International revenues were $971,000 and $117,000 for the three months ended March 31, 2000 and 1999, respectively.

  License Revenues.   Our license revenues were $6.2 million and $5.5 million
for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $700,000, or 12%. License revenues represented 57.0% and 63.3% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The decrease in license revenues as a percentage of total revenues reflects the accelerated growth in our service revenue compared to our license revenue based on our growing customer base, increased service capacity and a slow down in the rate of increase in license revenue.

  Service Revenues.   Our service revenues consist of revenue from consulting
and implementation, maintenance and, to a lesser extent, training services. Our service revenues were $4.7 million and $3.2 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $1.5 million, or 46%. Service revenues represented 43.0% and 36.7% of total revenues for the three months ended March 31, 2000 and 1999, respectively. This increase reflects continuing growth in our service revenues as a result of our increasing customer base and increase in our service capacity, and requests by existing customers for our services continue to grow as they upgrade our products to newer versions, expand the number of their current users or decide to utilize additional functionality available within these products. We believe that the percentage of total revenues represented by service revenues in prior fiscal periods may not be indicative of levels to be expected in future periods as the proportion of our service revenues to total revenues will fluctuate in the future. This fluctuation will depend, in part, on the demand by existing customers for our consulting services, our use of third-party consulting and implementation service providers as well as market acceptance of our ASP products since the amount of consulting efforts required for our licensed product is higher than for our ASP products.

Cost of Revenues

  Cost of License Revenues. Our cost of license revenues includes license fees for sublicensing third-party software, expenses to house our servers for our ASP business, amortization of capitalized technology and other intangible assets, and product media and duplication costs. Our cost of license revenues was $289,000 and $349,000 for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of $60,000, or 17%. Cost of license revenues represented 4.7% and 6.3% of total license revenue for the three months ended March 31, 2000 and 1999. We expect that the cost of license revenues will continue to fluctuate in the future.

  Cost of Service Revenues.   Our cost of service revenues includes personnel
and other costs related to consulting services, technical support and training. Our cost of service revenues was $6.7 million and $3.6 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $3.1 million, or 84%. This increase was due to costs associated with the start up and operation of our ASP business and an increase in professional service personnel to manage and support our growing customer base, including salaries and benefits and travel and entertainment expenses. The number of our professional services personnel increased from 113 at March 31, 1999, to 135 at March 31, 2000. Cost of service revenues represented 142.8% and 113.6% of service revenues for the three months ended March 31, 2000 and 1999, respectively. This increase is attributed to the costs associated with the start up and operation of our ASP business, cost of training new service personnel, the mix of products and services provided by us and our third-party implementation service provider partners, as well as the increasing complexity of implementing our suite of products within our customers' existing infrastructure. We expect that the cost of service revenues as a percentage of service revenues will vary between periods due to changes in the mix of products and services provided by us or by our third-party implementation service provider partners and costs associated with the start up and operation of our ASP business.

Costs and Expenses

  Sales and Marketing.   Our sales and marketing expenses consist primarily of
salaries, benefits and commissions earned by sales and marketing personnel and advertising, travel and entertainment expenses, and to a lesser extent, lead referral fees and promotional expenses. Our sales and marketing expenses were $10.6 million and $7.0 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $3.6 million, or 52%. This increase reflects a significant increase in advertising and marketing expenses, as well as our continuing investment in our domestic and international sales infrastructure, including significant personnel-related expenses such as salaries and benefits, commissions and travel and entertainment expenses. Sales and marketing expenses represented 97.9% and 80.3% of total revenues for the three months ended March 31, 2000 and 1999, respectively. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and increase market acceptance of our products. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and sales and marketing expenses will continue to increase in future periods.

  Research and Development.   Our research and development expenses consist
primarily of salaries and benefits for software developers, product managers and quality assurance personnel as well as payments to outside contractors. Our research and development expenses were $9.7 million and $4.2 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $5.5 million, or 131%. This increase mainly related to increased usage of outside contractors and the increase in software engineers, program management and quality assurance personnel to support the development of our ASP solutions and the Concur Commerce Network, as well as continued support and development for our existing suite of products. Research and development costs represented 89.7% and 48.4% of total revenues for the three months ended March 31, 2000 and 1999, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue expanding our product lines and to enhance the common technology platform for our suite of products. We expect that development efforts for our ASP products, the Concur Commerce Network, Concur Business Advantage, and our existing suite or products will require additional expenditures. Accordingly, we anticipate that we will invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

  General and Administrative.   Our general and administrative expenses include
primarily salaries, benefits and related costs for our executive, finance, business development, investor relations, legal and information services personnel. Our general and administrative expenses were $3.5 million and $2.4 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $1.1 million, or 46%. This increase was primarily the result of an increase in the number of general and administrative employees, increased use of outside contractors to fulfill hiring needs and, to a lesser extent, an increase in professional fees, such as legal and accounting fees. General and administrative costs represented 32.2% and 27.6% of our total revenues for the three months ended March 31, 2000 and 1999, respectively. We believe that our general and administrative expenses will continue to increase as a result of the expansion of our administrative staff to support our growth.

  Interest Income and Interest Expense.   Our interest income was $1.1 million
and $642,000 for the three months ended March 31, 2000 and 1999, respectively, representing an increase of approximately $458,000, or 67%. This increase reflects interest income earned on the higher cash, cash equivalents and marketable securities balances as a result of proceeds received in March 2000 and April 1999 from private and public sales of our common stock. Interest expense was $436,000 and $440,000 for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $4,000.

  Provision for Income Taxes.   No provision for federal and state income taxes
has been recorded because we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.


SIX MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues

  Total revenues were $19.8 million and $16.8 million for the six months ended March 31, 2000 and 1999, respectively, representing an increase of $3.0 million, or 18%. International revenues were $1,625,000 and $665,000 for the six months ended March 31, 2000 and 1999, respectively.

  License Revenues.   Our license revenues were $10.4 million and $11.2 million
for the six months ended March 31, 2000 and 1999, respectively, representing a decrease of $800,000, or 7%. License revenues represented 52.3% and 66.4% of total revenues for the six months ended March 31, 2000 and 1999, respectively. The decrease in license revenues reflects our introduction of a suite of applications, and the shift in demand for our products from licensed to ASP products. In fiscal 1999, we introduced our Concur eWorkplace suite, which increased the number of applications available for license from one to three (Concur Expense, Concur Procurement and Concur Human Resources). This has had the effect of lengthening our sales cycle because it makes our customers' acquisition decision more complex, and license revenues declined as a result. Second, we have experienced a shift in the market demand for our products from the licensed version to the ASP version of Concur eWorkplace. In our traditional license sales model, a license fee is generally recognized upon delivery; in contrast, ASP sales require recognition of revenue over the life of the ASP contract, which is generally two to four years. License revenue recognized for the ASP version was immaterial for the six months ended March 31, 2000.

  Service Revenues.   Our service revenues were $9.5 million and $5.6 million
for the six months ended March 31, 2000 and 1999, respectively, representing an increase of $3.9 million, or 68%. Service revenues represented 47.7% and 33.6% of total revenues for the six months ended March 31, 2000 and 1999, respectively. This increase reflects continuing growth in our service revenues as a result of our increasing customer base and requests by existing customers for our services continue to grow as they upgrade their products to newer versions, expand the number of their current users or decide to utilize additional functionality available within these products. The number of our professional services personnel increased approximately 19%, from 113 at March 31, 1999, to 135 at March 31, 2000. The percentage of total revenues represented by service revenues in prior fiscal periods may not be indicative of levels to be expected in future periods as the proportion of our service revenues to total revenues will fluctuate in the future. This fluctuation will depend, in part, on the demand by existing customers for our consulting services, our use of third-party consulting and implementation service providers as well as market acceptance of our ASP products since the amount of consulting efforts required for our licensed product is higher than for our ASP products.


Cost of Revenues

  Cost of License Revenues.   Our cost of license revenues was $517,000 and
$573,000 for the six months ended March 31, 2000 and 1999, respectively, representing a decrease of $56,000, or 10%. Cost of license revenues fluctuate from period to period based on the quantity and type of sublicensed third-party software purchased with our software and the respective royalty fees payable as a result of these sales, product mix and overall demand for our products. Cost of license revenues represented 5.0% and 5.1% of total license revenue for the six months ended March 31, 2000 and 1999, respectively. We expect that the cost of license revenues will continue to fluctuate in the future.

  Cost of Service Revenues.   Our cost of service revenues was $12.6 million and
$7.0 million for the six months ended March 31, 2000 and 1999, respectively, representing an increase of $5.6 million, or 78%. This increase was primarily due to costs associated with the start up and operation of our ASP business and an increase in professional service personnel to manage and support our growing customer base, costs incurred resulting from the use of our third-party service providers, as well as expenses to recruit professional services personnel. Cost of service revenues represented 133% and 125% of service revenues for the six months ended March 31, 2000 and 1999, respectively. We expect that the cost of service revenues as a percentage of service revenues will vary between periods due to changes in the mix of products and services provided by us or by our third-party implementation service provider partners and costs associated with the start up and operation of our ASP business.


Costs and Expenses

  Sales and Marketing.   Our sales and marketing expenses were $19.7 million and
$13.4 million for the six months ended March 31, 2000 and 1999, respectively, representing an increase of $6.3 million, or 47%. This increase primarily reflects our investment in our sales and marketing infrastructure, including significant personnel-related expenses such as salaries and benefits and travel and entertainment expenses, as well as a significant increase in our advertising and marketing expenditures. The increase also reflects our continuing investment in our international operations in the United Kingdom, France and Australia. Sales and marketing expenses represented 99.3% and 79.5% of total revenues for the six months ended March 31, 2000 and 1999, respectively.

  Research and Development.   Our research and development expenses were $18.4
million and $8.1 million for the six months ended March 31, 2000 and 1999, respectively, representing an increase of $10.3 million, or 128%. This increase was primarily related to costs associated with an increased usage of outside contractors as well as our own internal software engineers, program management and quality assurance personnel to support our existing suite of products, new product development and expenditures to support the Concur Commerce Network. Research and development costs represented 92.5% and 47.9% of total revenues for the six months ended March 31, 2000 and 1999, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue expanding our product lines and to enhance the common technology platform for our suite of products. In addition, we are continuing to expand our customers' and suppliers' ability to conduct business-to-business eCommerce transactions over the Internet through the use of our Concur Commerce Network and Concur Business Advantage. Development of the Concur Commerce Network and Concur Business Advantage will require additional expenditures as we continue to expand our marketing efforts and further our development efforts. Accordingly, we anticipate that we will invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

  General and Administrative.   Our general and administrative expenses were
$7.0 million and $4.3 million for the six months ended March 31, 2000 and 1999, respectively, representing an increase of $2.7 million, or 60%. This increase was primarily the result of increased use of outside contractors to fulfill hiring needs, an increase in personnel-related costs, including salaries and benefits, recruiting expenses and an increase in professional fees, such as accounting and legal fees. General and administrative costs represented 35.1% and 25.8% of our total revenues for the six months ended March 31, 2000 and 1999, respectively. We believe that our general and administrative expenses will continue to increase as a result of the expansion of our administrative staff to continue supporting our ongoing growth.

  Interest Income and Interest Expense.   Our interest income was $2.5 million
and $883,000 for the six months ended March 31, 2000 and 1999, respectively, representing an increase of approximately $1.6 million, or 179%. This increase reflects interest income earned on the higher cash, cash equivalents and marketable securities balances as a result of proceeds received in March 2000 and April 1999 from private and public sales of our common stock. Interest expense was $740,000 and $736,000 for the six months ended March 31, 2000 and 1999, respectively, representing an increase of $4,000.

  Provision for Income Taxes.   No provision for federal and state income taxes
has been recorded because we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

  Our total assets were $120.7 million and $128.8 million at March 31, 2000 and September 30, 1999, respectively, representing a decrease of $8.1 million, or 6%. This decrease was primarily the result of cash in the amount of approximately $43.2 million used to fund operations, offset by net cash proceeds of $34.9 million received in March 2000 from the sale of our common stock in a private placement. At March 31, 2000, we had $93.0 million of cash, cash equivalents and marketable securities compared to $108.7 million at September 30, 1999, representing a net decrease of $15.7 million, or 14%.

  Our accounts receivable balance, net of allowance for doubtful accounts, was $11.4 million and $9.0 million as of March 31, 2000 and September 30, 1999, respectively, representing an increase of $2.4 million, or 26%. This increase was principally a result of a $1.8 million increase in license and service revenues during the three months ended March 31, 2000, compared with the three months ended September 30, 1999. Days' sales outstanding ("DSO") in accounts receivable was 95 days and 90 days for the three months ended March 31, 2000 and September 30, 1999, respectively. We expect that our DSO will fluctuate significantly in future quarters, and may continue to increase.

  Our total current liabilities were $22.3 million and $28.6 million at March 31, 2000 and September 30, 1999, respectively, representing a decrease of $6.3 million, or 22%. This decrease is primarily a result of the timing of third-party vendor and other related cash payments, as well as the timing of bonus and commission payments.


Liquidity and Capital Resources

  Net cash used in operating activities was $43.2 million and $12.9 million in the six months ended March 31, 2000 and 1999, respectively, representing an additional use of cash of $30.3 million, or 235%. Net cash used by operating activities in these periods was primarily a result of funding operations, the timing of payments of accrued expenses, third-party vendor payments, and timing of bonus and commission payments.

  Our investing activities have consisted primarily of purchases of property and equipment and the purchase and sale of marketable securities. During the six months ended March 31, 2000, our net sales of marketable securities totaled approximately $20.3 million which was used to fund operations. Marketable securities consist primarily of corporate bonds and commercial paper. Property and equipment acquisitions, including those acquired under capital leases, totaled $7.3 million and $1.2 million in the six months ended March 31, 2000 and 1999, representing an increase of $6.1 million. Through the first quarter of fiscal 2000, we financed a significant portion of our acquisitions of property and equipment through capital leases, which consist primarily of computer hardware and software. Although our equipment financing activities slowed during the second quarter, we anticipate that we will continue to experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

  Cash provided by financing activities was $33.1 million and $43.5 million in the six months ended March 31, 2000 and 1999, respectively. In the six months ended March 31, 2000, cash provided by financing activities consisted primarily of net cash proceeds received in March 2000 of $34.9 million from the sale of our common stock in a private placement and $1.1 million from the issuance of common stock in connection with our Employee Share Purchase Plan, offset by repayments on bank debt and capital lease obligations totaling $3.1 million. Cash provided by financing activities in the six months ended March 31, 1999, consisted primarily of initial public offering ("IPO") proceeds totaling $37.4 million, proceeds totaling $2.6 million from the exercise of warrants concurrent with the IPO and $4.8 million from private financing.

  We have a line of credit with a bank for $4.0 million which expires on July 10, 2000. The line of credit bears interest at the lending bank's prime rate plus 1.5%. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $4.0 million and are secured by substantially all of our non-leased assets. As of March 31, 2000, we had not borrowed under the line of credit; however, there was a standby letter of credit outstanding for $450,000. Approximately $3.6 million remained available under this line as of March 31, 2000.

  In September 1997, we entered into a $1.0 million senior term loan facility with the same bank with which we have the line of credit, pursuant to the terms of a security and loan agreement. In April 1998, the senior term loan facility was amended to allow for additional borrowings up to a total of $3.0 million. The facility, which bears interest at the lending bank's prime rate less 1.0%, matures on February 15, 2001. Payments were interest only through February 15, 1999, at which time we started to pay off the facility in 24 equal monthly principal payments plus interest. The loan agreement contains certain financial restrictions and covenants, with which we are currently in compliance. As of March 31, 2000, the outstanding indebtedness under the loan agreement was $1.4 million.

  In July 1997, we entered into a subordinated loan and security agreement with the same company with which we lease capital equipment in the principal amount of $1.5 million which bears interest at an annual rate of 8.5%. In May 1998, this agreement was amended to allow for additional borrowings of $3.5 million. The notes are due in varying monthly installments through April 2002. At March 31, 2000, the outstanding indebtedness under the subordinated loan agreement was $3.0 million.

  We also have an existing equipment line of credit with a bank, which is no longer available for additional borrowings. Principal payments of approximately $32,000, plus interest, which accrues at the prime rate plus 1.5%, are due monthly through October 2001. At March 31, 2000, the outstanding indebtedness under the equipment line of credit was $207,000.

  In September 1998, we entered into an additional subordinated promissory note agreement with the same company with which we lease capital equipment in the principal amount of $2.0 million. The note bears interest at 11%, payments are due in monthly installments of approximately $65,000 including interest, and the note matures in November 2001. At March 31, 2000, the outstanding indebtedness under the subordinated loan agreement was $1.2 million.

  In August 1998, we issued a warrant to American Express Travel Related Services Company, Inc. ("TRS") to purchase shares of our Series E Preferred Stock. In connection with our IPO in December 1998, this warrant was converted into a warrant to purchase 2,325,000 shares of our common stock. In December 1998, TRS exercised a portion of the warrant to purchase 225,000 shares at $11.625 per share and on October 15, 1999, a portion of the warrant to purchase 700,000 shares expired. TRS may acquire 700,000 additional shares at any time on or before January 15, 2001 at a cash purchase price of $50.625 per share and 700,000 shares at any time on or before January 15, 2002 at a cash purchase price of $85.00 per share.

  In February 2000, we entered into a Stock Purchase Agreement with SAFECO Corporation and Nortel Networks, Inc. for the purchase of 1,073,929 and 429,571 shares, respectively, of our common stock at a purchase price of $23.28 per share. Net proceeds received from the Stock Purchase Agreements totaled $34.9 million. Under the terms of these agreements, we granted SAFECO and Nortel warrants to purchase up to 3,750,000 and 1,500,000 shares of common stock, respectively. The warrants become exercisable upon SAFECO and Nortel achieving certain annual milestones relating to revenue derived in connection with the arrangements over the next five years at a price determined to be the greater of $30.26 or 50% of the fair value of the common stock price on prescribed dates. In the event these milestones are achieved or the achievement becomes probable, we may be required to record a significant non-cash distribution/marketing expense to the extent that the fair value of the common stock exceeds the exercise price of the warrants at that time. To date, we have not recorded an expense associated with these agreements and it is uncertain whether these milestones will be achieved in the future.

  We currently anticipate that for the foreseeable future we will continue to experience significant growth in our operating expenses related to increasing research and development, augmenting our sales and marketing operations and extending our professional service capabilities. We also anticipate developing new distribution channels, improving our operational and financial systems, entering new markets for our products and services and possibly acquiring or investing in complementary businesses, products or technologies or investing in joint ventures. Such expenditures will be a material use of our cash resources. We believe that our existing cash and cash equivalents and marketable securities and available bank borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements, or otherwise. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

YEAR 2000 COMPLIANCE

  In November 1998, we established a Year 2000 Compliance Task Force (the "Task Force"), composed of high-level representatives of the product management, information systems, technical services and legal departments. The Task Force was charged with the responsibility of formulating and implementing our Year 2000 readiness program, and working to ensure the Year 2000 readiness of our operations, products and relationships.

  In the course of our testing, we discovered several minor Year 2000 issues that were promptly resolved with patches or updates provided at no charge to authorized licensees. We have maintained a plan to discontinue support of some very early product versions not currently shipping; however, our customer base was duly notified of this fact via our Web site and via written correspondence.

  We have now completed all four phases of our Year 2000 compliance program. Through the first part of 2000 we have tested our current and future products by applying our Year 2000 compliance criteria and have not found significant Year 2000 issues. We plan to continue testing as considered appropriate and will take any necessary corrective actions if any issues are identified.

  We also reviewed our internal management information and other systems in order to identify any products, services or systems that were not Year 2000 compliant. To date, we have not encountered any material Year 2000 problems with our computer systems or any other equipment that might be subject to such problems. We have received responses to compliance verification requests from substantially all of the material external vendors supplying software and information systems to us to whom we circulated such requests. The purpose of these requests was to determine the readiness of third parties' remediation of their own Year 2000 issues. We also established contingency plans for continuing operations in the event problems with third-party vendors arose and for handling Year 2000 problems that were not detected and corrected prior to their occurrence. Despite our efforts, however, we may yet find that we did not foresee all significant Year 2000 problems and such unforeseen problems may have a material adverse effect on our business.

  Shortly after the millennium date change, some of our customers reported minor problems with our software products that appear to have been related to Year 2000 problems. In each case, these minor problems were resolved at no charge to the affected customers. However, we may yet be subject to claims based on Year 2000 problems in other companies' products, other as-yet-unreported Year 2000 problems alleged to be found in our products, Year 2000-related issues arising from the integration of multiple products within an overall system, or other as-yet-unreported Year 2000-related claims. We expect that this uncertainty about the extent of Year 2000 problems will continue through fiscal 2000. The cost of resolving Year 2000-related issues and contingency plan promulgation may yet become material and could harm our business.

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

  We also reviewed our internal management information and other systems in order to identify any products, services or systems that were not Year 2000 compliant. To assist us in this initiative, we retained the services of a Year 2000 consulting firm that assisted with all four phases of our Year 2000 program. To date, we have not encountered any material Year 2000 problems with our computer systems or any other equipment that might be subject to such problems. We have received responses to compliance verification requests from substantially all of the material external vendors supplying software and information systems to us to whom we circulated such requests. The purpose of these requests was to determine the readiness of third parties' remediation of their own Year 2000 issues. We also established contingency plans for continuing operations in the event problems with third-party vendors arose and for handling Year 2000 problems that were not detected and corrected prior to their occurrence. Despite our efforts, however, we may yet find that we did not foresee all significant Year 2000 problems and such unforeseen problems may have a material adverse effect on our business.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Our short operating history and significant losses make our business difficult to evaluate.

  We are still in the early stages of our development, so evaluating our business operations and our prospects is difficult. We incorporated in 1993 and have incurred net losses in each quarter since then. We shipped our first product in fiscal 1995, and since fiscal 1997 have derived substantially all of our revenues from licenses of our Concur Expense product and related services, and to a lesser degree, the sale of licenses and services relating to Concur Human Resources. To compete effectively, we expect to devote substantial financial and other resources to expanding our sales and marketing, research and development and professional services organizations. These investments may never produce a profit. We incurred net losses totaling $36.6 million in the six months ended March 31, 2000, and incurred net losses of $46.5 million, $26.2 million and $7.6 million in fiscal 1999, 1998 and 1997, respectively. As of March 31, 2000, we had an accumulated deficit of $126.4 million. We expect to continue to incur net losses for the foreseeable future. Despite substantial net operating loss carry-forwards as of March 31, 2000, tax laws will likely limit their use in the future upon the occurrence of certain events, including a significant change in ownership interests.


Our operating results fluctuate widely and are difficult to predict.

  We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. In the past our quarterly operating results have fluctuated significantly, and we expect them to continue to fluctuate in the future. Our licensed software products, from which we derive most of our revenues, are typically shipped when orders are received, so our license backlog at the beginning of any quarter in the past represented only a small portion, if any, of that quarter's expected license revenues. This has made and will continue to make license revenues in any quarter difficult to forecast because they depend on orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter.

  If revenues or operating results fall below our expectations in a particular quarter, our stock price could fall. In the fourth quarter of fiscal 1999, our license and service revenues did, in fact, fall below our own and the consensus of securities analysts' estimates for the quarter and, as a result, the price of our common stock experienced a sharp decline. In the first quarter of fiscal 2000, our license revenues and operating results fell below our own and the consensus of securities analysts' estimates for the quarter and, as a result, the price of our common stock experienced another sharp decline. If our revenues or operating results fall below our own estimates or below the consensus of analysts' estimates in an upcoming quarter, our common stock price could experience a more substantial and lasting decline, harming our business significantly in terms of, among other things, diminished employee morale and public image. See "--We are at risk of securities class action litigation due to our stock price volatility."


We have been public for only a short time and our common stock price has been volatile.

  We completed our initial public offering in December 1998. Since then, the market price of our common stock has been highly volatile and is subject to wide fluctuations. We expect our common stock price to continue to fluctuate:

 .  in response to quarterly variations in operating results;

 . in reaction to announcements of technological innovations, new products or signficant agreements by us or our competitors;

 . because of market conditions in the enterprise software and eCommerce industries;

 . in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors; and

 .  as a result of the active trading of our stock by online day traders.


We are at risk of securities class action litigation due to our stock price volatility.

  In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation, either due to prior volatility associated with our failure to meet consensus analysts' estimates for revenues for the fourth quarter of fiscal 1999 or our failure to meet consensus analysts' estimates for license revenues and operating results for the first quarter of fiscal 2000. Securities litigation could result in substantial costs and divert management's attention and resources.


We rely heavily on sales of one product.

  Since 1997, we have generated substantially all of our revenues from licenses and services related to our Concur Expense product. We believe that Concur Expense revenues will continue to account for a large portion of our revenues for the foreseeable future. Our future financial performance and revenue growth will depend upon the successful development, introduction and customer acceptance of new and enhanced versions of Concur Expense, Concur Procurement, Concur Human Resources and other applications, and our business could be harmed if we fail to deliver the enhancements to our current and future products that customers want. In particular, our business could be harmed if we are unable to establish our Concur Procurement product in the corporate procurement software market. Within our current suite of offerings, we believe that Concur Procurement is of critical strategic importance because some customers may view this application as more useful to their business and the license fees associated with such software tend to be significantly larger than for the other types of applications we offer. As a result, where our customers' software buying decisions are linked together, these decisions are more typically led by their procurement software buying decision than by their evaluation of either travel and entertainment expense management or human resources solutions. As a result, we believe that an inability to compete effectively in the procurement software market could significantly hamper our future financial performance and revenue growth.


We face significant competition.

  The market for our products is intensely competitive and rapidly changing. Direct competition comes from independent software vendors of business-to-business electronic commerce software, travel and entertainment expense management, corporate procurement applications and human resources self-service applications, and from providers of enterprise resource planning ("ERP") software applications that have or may be developing travel and entertainment expense management, corporate procurement products and human resources self-service applications. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. Some of our competitors in the business-to-business electronic commerce field are establishing commerce or purchasing networks involving suppliers, customers and partners and effectively excluding other companies that do not participate in these commerce networks. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. We also face indirect competition from potential customers' internal development efforts and have to overcome their reluctance to move away from existing paper-based systems.

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

  We added Concur Procurement to our product line in 1998 and we added Concur Human Resources in 1999. To date, substantially all of our revenues have come from Concur Expense. Our future revenue growth depends on our ability to license Concur Procurement and Concur Human Resources to new customers and to our existing base of Concur Expense customers. Potential and existing customers may not purchase Concur Procurement or Concur Human Resources for many reasons, including:

 .  an absence of desired functionality;

 .  the costs of and time required for implementation;

 . incompatibility of these applications with customers' preferred technology platforms;

 .  possible software defects; and

 . customers lacking the necessary hardware, software or intranet infrastructure.

  Further, we must overcome some significant obstacles to expand into the market for corporate procurement applications and human resources self-service applications, including:

 .  competitors that have more experience and better name recognition;

 . the limited experience of our sales and consulting personnel in these markets; and

 .  our limited reference accounts in these markets.

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


Our effort to sell products as an Internet-based application service provider under our ASP version of Concur eWorkplace may fail and we may face related security issues; the shift in our revenue mix from our traditional licensed model to our newer business models tends to cause a greater proportion of revenue deferral to future quarters and makes it difficult to predict revenues over the near-term.

  In addition to licensing our software applications, we offer them in an ASP version. With this version we price our products on a subscription basis to companies seeking to outsource their workplace eCommerce business applications. This business model is unproven and represents a significant departure from the strategies traditionally employed by us and other enterprise software vendors. We have limited experience selling products or services in this manner, and our efforts to develop this business model have diverted, and are expected to continue to divert, our financial resources and management time and attention. In connection with this version of our software applications, we have engaged third-party service providers to perform many of the necessary services as independent contractors, and we are and will be responsible for monitoring their performance. We have limited experience outsourcing services or other important business functions in the past, and independent contractors may not perform those services adequately. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed. In addition, we plan to use resellers to market the ASP version of our products. We have limited experience utilizing resellers and we may not be successful in this effort.

  If customers determine that our products are not scalable, do not provide adequate security for the dissemination of information over the Internet, or are otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept our products for use on the Internet or on a subscription basis, our business will be harmed. In connection with the ASP version of our software applications, we receive confidential information, including credit card, travel booking, employee, purchasing, supplier and other financial and accounting data through the Internet or extranets, and there can be no assurance that this information will not be subject to computer break-ins, theft and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers or other harm to our business. In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Web in general, could significantly harm our business, operating results and financial condition.

  Even if our strategy of offering products to customers over the Internet proves successful, some of those Internet customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements. Any such shift in potential license revenues to the ASP version, which is unproven and potentially less profitable, could harm our business. In addition, in recent quarters, the pace of sales growth in our ASP model has outstripped the sales growth of our traditional licensing business, and as an increasing proportion of our business moves to this business model, our revenues may be inconsistent and hard to predict, given that revenues under these new business models are recognized ratably over the contract term whereas most of our revenues under the traditional licensing arrangements are recognized in the same quarter that the contract is signed.


We have limited experience selling our products as a suite and our Concur eWorkplace model may fail.

  We recently introduced Concur eWorkplace, which integrates Concur Expense, Concur Procurement and Concur Human Resources as a suite of applications. Prior to that introduction, we had not sold our products as a suite, and we do not know whether customers will prefer to buy our products this way. In an effort to increase overall revenues, we expect to offer our integrated suite of applications at prices that will be lower than would be the case for the applications sold separately. This may have the effect of reducing per-user revenues. We have also found that selling our products as a suite has lengthened our sales cycle because the sale is more complex and is more likely to involve information technology specialists and, in some cases, higher-level decision-makers at the prospective customer. We do not anticipate that the trend toward longer sales cycles will abate in the foreseeable future. Because we are inexperienced selling our products this way, we cannot predict whether it will harm our business.


Our lengthy sales cycle could adversely affect our revenue growth.

  Because of the high costs involved, customers for enterprise software products typically commit significant resources to an evaluation of available software applications and require us to expend substantial time, effort and money educating them about the value of our products and services. The time between initial contact with a potential customer and the ultimate sale, our sales cycle, typically ranges from six to fifteen months. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly. See "--Our operating results fluctuate widely and are difficult to predict."


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

  To offer products and services to a larger customer base than we can reach through direct sales, telesales and our internal marketing efforts, we depend on strategic referral and, in the future, strategic reseller relationships. If we were unable to maintain our existing strategic referral relationships or enter into additional strategic referral or reseller relationships, we would have to devote more resources to the distribution, sale and marketing of our products and services. Our success depends in part on the ultimate success of our strategic referral and reseller partners and their ability to market our products and services successfully. For instance, we have recently entered into reseller arrangements with Nortel and SAFECO for the distribution of Concur eWorkplace ASP; however, there is no assurance that these arrangements will produce anticipated or hoped-for results in terms of sales volume. In the developing field of business-to-business electronic commerce, strategic business relationships with key suppliers and others are critical to the successful establishment of commerce or buying networks that may become the source of multiple revenue opportunities for their participants. If we are unable to establish such relationships and our competitors have these relationships, our workplace eCommerce business strategy would be harmed. Many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. In addition, our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Further, our existing strategic relationships may interfere with our ability to enter into other desirable strategic relationships.


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


We do not have assurance that our ASP products will be able to support a high volume of users or transactions.

  Because only a limited number of customers are using the ASP version of our product offering, we do not have assurance that our ASP product would be able to support a large volume of users or transactions and our business would be harmed by any failure in this regard.


We may experience difficulties in introducing new products and upgrades.

  We expect to add additional workplace eCommerce applications to our product suite by acquisition, internal development, or through O.E.M. arrangements, and to develop enhancements to our existing applications. We have experienced delays in the planned release dates of our software products and upgrades, and we have discovered software defects in new products after their introduction. New products or upgrades may not be released according to schedule, or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. If we do not develop, license or acquire new software products, or deliver enhancements to existing products on a timely and cost-effective basis, our business will be harmed.


We may encounter problems with respect to the hosting, management and security of our Concur Commerce Network infrastructure.

  We contract with a third party to expand, host, manage and maintain our Concur Commerce Network infrastructure. Services provided by the third party include web server hosting, maintaining communications lines and managing network data centers. If our relationship or agreement with this third party were terminated for any reason, we would have to obtain similar services from another provider or perform these functions ourselves. We may not successfully obtain or perform these services on a timely and cost-effective basis. Because our Concur Commerce Network infrastructure is serviced by a third party, we are entirely dependent on that party to manage and maintain our network infrastructure and to provide security for it, so this component of our business depends on that third party. In addition, as with our ASP business model, we may, with respect to our Concur Commerce Network, encounter security problems that could significantly harm our business, operating results and financial condition. See "--Our effort to sell products as an Internet-based application service provider under our ASP version of Concur eWorkplace may fail and we may face related security issues."


Our products might not be compatible with all major platforms, which could inhibit sales.

  We must continually modify and enhance our products to keep pace with changes in hardware and software platforms, database technology and electronic commerce technical standards. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, back-office applications, and browsers and other Internet-related applications could hurt our business. In addition, some of our products are not currently based upon the Java programming language, an increasingly widely used language for developing Internet applications. Accordingly, some features available to products written in Java may not be available in our products, and this could result in reduced customer demand.


We depend on our direct sales model.

  We sell our products primarily through our direct sales force. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our inability to hire competent sales personnel, or our failure to retain them, would harm our business. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers. In the future, we intend to develop indirect distribution channels through third-party distribution arrangements, but we may not be successful in establishing those arrangements, or they may not increase revenues. Furthermore, we have entered into agreements with resellers to market our ASP products. We have limited experience utilizing resellers to date. The failure to develop indirect channels may place us at a significant competitive disadvantage.


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

  Our service revenues have increased each year as a percentage of total revenues. Service revenues represented 47.7% of total revenues for the six months ended March 31, 2000, and 35.2%, 34.5%, and 27.8% of total revenues for fiscal 1999, 1998 and 1997, respectively. We anticipate that service revenues will continue to represent a significant percentage of total revenues, however, the percentage of service revenues as a percentage of total revenues in prior fiscal periods may not be indicative of levels to be expected in future periods as the proportion of our service revenues to total revenues will fluctuate in the future. Our service revenues depend, in part, upon the ongoing renewals of customer support contracts by our installed customer base. Customer support contracts might not be renewed and, if third-party organizations such as systems integrators become proficient in installing or servicing our products, consulting revenues could decline. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to successfully recruit and train a sufficient number of qualified services personnel.

  We formed our professional services organization in 1996. Since that time, we have not achieved profitability with respect to these services. Due to the increasing costs of operating a professional services organization, we may not be able to achieve profitability in this part of our business in the near future, or ever.

We depend on our key employees.

  Our success depends on the performance of our senior management, particularly
S. Steven Singh, our President, Chief Executive Officer and Chairman of the Board, who is not bound by an employment agreement. Although we maintain key person life insurance on Mr. Singh in the amount of $1.0 million, the loss of his services would harm our business. If one or more members of our senior management or any of our key employees were to resign, particularly to join or form a competitor, the loss of that personnel and any resulting loss of existing or potential customers to that competitor could harm our business. For example, in April 2000 Sterling Wilson, Chief Financial Officer and Executive Vice President of Operations, announced his intention to resign to join a private, non-competitive company effective June 1, 2000. We are actively recruiting for a replacement, however, if we are unable to find a replacement in a timely manner, our business could be harmed.


We rely on third-party implementation service providers.

  Beginning with fiscal 1999, a significant portion of the consulting services associated with the implementation of our software at our customers' facilities has been performed by third-party implementation service providers. If we are unable to establish and maintain effective, long-term relationships with our implementation providers, or if these providers do not meet the needs or expectations of our customers, our business would be seriously harmed. This strategy will also require that we develop new relationships with additional third-party implementation providers to provide these services if the number of our customer implementations continues to increase. Our current implementation partners are not contractually required to continue to help implement our solutions. As a result of the limited resources and capacities of many third-party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers' implementation needs. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.


There are risks associated with international operations.

  Our international operations are subject to a number of risks, including:

 .  costs of customizing products for foreign countries;

 .  laws and business practices favoring local competition;

 .  dependence on local vendors;

 .  uncertain regulation of electronic commerce;

 . compliance with multiple, conflicting and changing governmental laws and regulations;

 .  longer sales cycles;

 .  greater difficulty in collecting accounts receivable;

 .  import and export restrictions and tariffs;

 .  difficulties staffing and managing foreign operations;

 .  multiple conflicting tax laws and regulations; and

 .  political and economic instability.

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

  We recognize revenues from sales of software licenses when we sign a non-cancelable license agreement with a customer, the software is delivered, the vendors' fee is fixed and determinable and collection is deemed probable. We recognize customer support revenues ratably over the customer support contract term, typically one year, and recognize revenues for consulting and training services as such services are performed. We believe our current revenue recognition policies and practices are consistent with applicable accounting standards. However, full guidelines for SOP 97-2 and related modifications have not yet been issued. Once available, such guidelines could lead to unanticipated changes in our current revenue accounting practices, and such changes could materially affect our future revenues and earnings. See "Our plan to sell products as an Internet-based applications service provider may fail."



ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash equivalents are invested in short-term debt instruments while certain portions of our outstanding long-term debt bear interest at variable rates. Based on our marketable securities portfolio and interest rates at March 31, 2000, a one percent increase or decrease in interest rates would result in a decrease or increase of approximately $890,000, respectively, in the fair value of the marketable securities portfolio. Changes in interest rates may affect the fair value of the marketable securities portfolio; however, such gains or losses would not be realized unless the investments are sold.


PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

   During the three months ended March 31, 2000, we sold 1,503,500 shares of our common stock and warrants to purchase up to 5,250,000 additional shares of our common stock to two investors for an aggregate purchase price of approximately $34.9 million, net of offering costs and in consideration of certain agreements. The sales were consummated on March 23, 2000 in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The securities were sold to a limited number of investors with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment and who represented to us that the shares were being acquired for investment purposes.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At our Annual Meeting of Shareholders held on February 8, 2000, the following actions were taken:

1.  Election of Directors
        S. Steven Singh
           For:  13,875,983         Withheld:  73,182
        Russell P. Fradin
           For:  13,895,782         Withheld:  53,383

2.  Amendment to the 1998 Equity Incentive Plan
           For:   6,750,682         Withheld:  6,079,678      Against: 1,118,805

3. Ratification of Ernst & Young LLP as the Company's independent auditors for fiscal year 2000
           For:  13,913,810         Withheld:  27,825         Against: 7,530


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit No.     Description of Exhibit
  -----------     ----------------------
     27.01        Financial Data Schedule.



Reports on Form 8-K

  On February 24, 2000, we filed a current report on Form 8-K dated February 23, 2000 under Item 5 announcing we had entered into a Stock Purchase Agreement with SAFECO Corporation and Nortel Networks, Inc. as well as entered into strategic marketing and distribution agreements with SAFECO Life Insurance Company and Nortel Networks Corporation.



                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.


Dated: May 11, 2000                    CONCUR TECHNOLOGIES, INC.

                                       By       /s/ Sterling R. Wilson
                                          --------------------------------------
                                                    Sterling R. Wilson
                                               Chief Financial Officer and
                                               Executive Vice President of
                                               Operations

                                 EXHIBIT INDEX


Exhibit No.       Description of Exhibit
-----------       ----------------------
  27.01           Financial Data Schedule