Form 10-Q
period 2000-06-30
CONCUR TECHNOLOGIES INC
filed 2000-08-14
CIK 1066026

================================================================================



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                              ------------------


                                   FORM 10-Q


                              ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000              Commission file number: 0-25137


                              ------------------


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


                              ------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [X]  No [_]

     As of July 31, 2000, there were 24,988,118 shares of the Registrant's Common Stock outstanding.


================================================================================

                           CONCUR TECHNOLOGIES, INC.

                                   FORM 10-Q
                                 JUNE 30, 2000

                                     INDEX

                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION

 ITEM 1.  Consolidated Financial Statements

         .     Consolidated Balance Sheets as of June 30, 2000 and September 30, 1999.........................  3

         .     Consolidated Statements of Operations for the three and nine months ended June 30,
               2000 and 1999..................................................................................  4

         .     Consolidated Statement of Stockholders' Equity for the nine months ended June 30,
               2000...........................................................................................  5

         .     Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and
               1999...........................................................................................  6

         .     Notes to Consolidated Financial Statements.....................................................  7

 ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............... 12

 ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk.......................................... 31

PART II. OTHER INFORMATION

 ITEM 5.  Other Information................................................................................... 34

 ITEM 6.  Exhibits and Reports on Form 8-K.................................................................... 34

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                            CONCUR TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                             June 30,   September 30,
                                                                                               2000         1999
                                                                                           ------------ -------------
                                                                                           (Unaudited)     (Note 1)
Assets
Current assets:
 Cash and cash equivalents...............................................................    $ 38,475      $ 59,815
 Marketable securities...................................................................      33,411        48,907
 Accounts receivable, net of allowance for doubtful accounts of $1,103 and $870 at
   June 30, 2000 and September 30, 1999, respectively....................................       9,153         9,020
 Prepaid expenses and other current assets...............................................       2,624         1,110
 Notes receivable from stockholders......................................................         167           333
                                                                                             --------      --------
   Total current assets..................................................................      83,830       119,185
Equipment and furniture, net.............................................................      11,660         7,087
Deposits and other assets................................................................       1,328         1,829
Notes receivable from stockholders, net of current portion...............................          -            167
Capitalized technology and other intangible assets, net..................................          -            560
                                                                                             --------      --------
Total assets.............................................................................    $ 96,818      $128,828
                                                                                             ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable........................................................................    $  2,393      $  5,323
 Accrued liabilities.....................................................................       9,526        11,809
 Accrued commissions.....................................................................         862         1,452
 Current portion of accrued payment to stockholders......................................         167           333
 Current portion of long-term debt.......................................................       3,329         3,762
 Current portion of capital lease obligations............................................       2,514         1,869
 Deferred revenues.......................................................................       4,534         4,011
                                                                                             --------      --------
   Total current liabilities.............................................................      23,325        28,559
                                                                                             --------      --------

Accrued payment to stockholders, net of current portion..................................          -            167
Long-term debt, net of current portion...................................................       1,480         3,890
Capital lease obligations, net of current portion........................................       1,409         2,269
Deferred rental expense..................................................................         159           169
Commitments..............................................................................          -             -

Stockholders' equity:
 Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, no shares
   issued or outstanding.................................................................          -             -
 Common stock, par value $0.001 per share, 60,000,000 shares authorized; 24,973,005 and
   22,693,022 shares issued and outstanding at June 30, 2000 and September 30,
   1999, respectively....................................................................     222,535       184,943
 Deferred stock compensation.............................................................        (223)       (1,439)
 Accumulated deficit.....................................................................    (151,867)      (89,730)
                                                                                             --------      --------
   Total stockholders' equity............................................................      70,445        93,774
                                                                                             --------      --------
Total liabilities and stockholders' equity...............................................    $ 96,818      $128,828
                                                                                             ========      ========

  The accompanying notes are an integral part of these financial statements.

                           CONCUR TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                   Three Months Ended      Nine Months Ended
                                                         June 30,               June 30,
                                                  --------------------   --------------------
                                                      2000      1999         2000      1999
                                                  ---------- ---------   ---------- ---------
Revenues, net:
  Licenses.......................................  $    309  $  7,611     $ 10,692   $ 18,778
  Services.......................................     5,632     3,582       15,092      9,229
                                                   --------  --------     --------   --------
    Total revenues...............................     5,941    11,193       25,784     28,007

Cost of revenues:
  Licenses.......................................       592       174        1,109        747
  Services.......................................     6,299     4,501       18,858     11,543
                                                   --------  --------     --------   --------
Total cost of revenues...........................     6,891     4,675       19,967     12,290
                                                   --------  --------     --------   --------
Gross profit (loss)..............................      (950)    6,518        5,817     15,717

Operating expenses:
  Sales and marketing............................    10,767     7,938       30,465     21,297
  Research and development.......................     7,658     5,208       26,010     13,264
  General and administrative.....................     4,847     3,111       11,815      7,455
  Merger and acquisition cost....................    (1,240)    8,859       (1,240)     8,859
  Restructuring charges..........................     3,407        -         3,407         -
                                                   --------   -------     --------   --------
    Total operating expenses.....................    25,439    25,116       70,457     50,875
                                                   --------  --------     --------   --------

Loss from operations.............................   (26,389)  (18,598)     (64,640)   (35,158)
 Interest income.................................     1,286     1,378        3,752      2,261
 Interest expense................................      (358)     (438)      (1,098)    (1,174)
 Other expense, net..............................       (32)      (80)        (151)      (192)
                                                   --------  --------     --------   --------
Net loss.........................................  $(25,493) $(17,738)    $(62,137)  $(34,263)
                                                   ========  ========     ========   ========

Basic and diluted net loss per share.............  $  (1.03) $  (0.86)    $  (2.63)  $  (2.29)
                                                   ========  ========     ========   ========

Weighted average shares used in calculation of
  basic and diluted net loss per share...........    24,854    20,539       23,634     14,948
                                                   ========  ========     ========   ========

  The accompanying notes are an integral part of these financial statements.

                           CONCUR TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (Unaudited)

                                             Common Stock
                                         ---------------------
                                                                 Deferred                    Total
                                                                  Stock     Accumulated  Stockholders'
                                            Shares     Amount  Compensation   Deficit       Equity
                                         -----------  -------- ------------ -----------  ------------
Balance at September 30, 1999............ 22,693,022  $184,943  $  (1,439)  $  (89,730)   $  93,774

Issuance of common stock, net of
  offering costs.........................  1,503,500    34,915          -            -       34,915

Issuance of common stock in connection
  with Employee Share Purchase Plan......    384,658     2,826          -            -        2,826

Issuance of common stock from net exercise
  of common stock warrants...............     93,785         -          -            -            -

Issuance of common stock from exercise of
  stock options..........................    298,040       350          -            -          350

Amortization of deferred stock
  compensation...........................          -         -        717            -          717

Adjustment to deferred stock compensation
  for options cancelled upon employee
  terminations...........................          -      (499)       499            -            -

Net loss.................................          -        -           -      (62,137)     (62,137)
                                          ----------  --------   --------    ---------    ---------
Balance at June 30, 2000................  24,973,005  $222,535   $   (223)   $(151,867)   $  70,445
                                          ==========  ========   ========    =========    =========

  The accompanying notes are an integral part of these financial statements.

                           CONCUR TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                       June 30,
                                                                                --------------------
                                                                                   2000      1999
                                                                                ---------- ---------
Operating activities:
Net loss.......................................................................  $(62,137) $(34,263)
Adjustments to reconcile net loss to net cash used in operating activities:
 Amortization of acquired in-process technology................................       240       240
 Amortization of deferred stock compensation...................................       717     1,200
 Depreciation..................................................................     4,190     1,308
 Provision for bad debts.......................................................     1,604       360
 Restructuring charge..........................................................     1,054        -
 Merger and acquisition costs..................................................    (1,240)       -
Changes in operating assets and liabilities:
 Accounts receivable...........................................................    (1,737)   (3,743)
 Prepaid expenses and other current assets.....................................    (1,514)     (353)
 Deposits and other assets.....................................................       501    (1,746)
 Accounts payable..............................................................    (2,930)    3,474
 Accrued liabilities and accrued commissions...................................    (2,113)   12,040
 Deferred revenues.............................................................       523       803
                                                                                 --------   -------
Net cash used in operating activities..........................................   (62,842)  (20,680)
                                                                                 --------   -------

Investing activities:
Purchase of marketable securities..............................................   (38,504)  (73,845)
Maturity of marketable securities..............................................    54,000     9,000
Purchases of equipment and furniture...........................................    (7,418)   (1,559)
                                                                                 --------   -------
Net cash provided (used) in investing activities...............................     8,078   (66,404)
                                                                                 --------   -------

Financing activities:
Net proceeds from public stock offerings.......................................        -    119,603
Net proceeds from private stock offering.......................................    34,915        -
Proceeds from issuance of common stock from exercise of stock options..........       350       162
Proceeds from exercise of preferred stock warrants.............................        -      2,616
Issuance of convertible preferred stock........................................        -      9,434
Issuance of common stock in connection with Employee Share Purchase Plan.......     2,826       566
Proceeds from borrowings.......................................................        -      4,817
Payments on borrowings.........................................................    (2,843)   (2,677)
Payments on capital leases.....................................................    (1,824)     (839)
Loan repayment for stock purchases.............................................        -        110
                                                                                 --------   -------
Net cash provided by financing activities......................................    33,424   133,792
                                                                                 --------   -------

Net increase (decrease) in cash and cash equivalents...........................   (21,340)   46,708
Cash and cash equivalents at beginning of period...............................    59,815    17,058
                                                                                 --------   -------
Cash and cash equivalents at end of period.....................................  $ 38,475   $63,766
                                                                                 ========   =======

Supplemental disclosure of cash flow information:
 Cash paid for interest........................................................  $  1,006   $   847
 Equipment and furniture obtained through capital leases.......................  $  1,609   $ 1,590
 Adjustment to deferred stock compensation for options cancelled
  on employee termination......................................................  $    499   $    -
 Conversion of preferred stock and preferred stock warrants into
   common stock and common stock warrants......................................  $     -    $53,595
 Conversion of note payable to stockholders and related
   accrued interest to redeemable convertible preferred stock..................  $     -    $ 2,566

  The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000
                                  (Unaudited)

NOTE 1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Company

     Concur Technologies, Inc. ("Concur" or the "Company") is a leading provider of Corporate Expense Management software and services that automates the entire expense management process. The Company provides a suite of Corporate Expense Management solutions, including the Company's flagship expense management solution, Concur Expense(TM), and applications for travel booking and processing employee requests for vendor payments. Concur's Corporate Expense Management solutions are available as licensed applications or as application service provider ("ASP") products and are available for businesses of all sizes. In addition, the Company offers Concur Human Resources(TM), an Internet-based employee and manager self-service application focused on human resources, which is available as a licensed solution. The Company was originally incorporated in the State of Washington on August 19, 1993 and reincorporated in the State of Delaware on November 25, 1998. Operations commenced during 1994.

Unaudited Interim Financial Information

     The financial information as of June 30, 2000, and for the three and nine months ended June 30, 2000 and 1999, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1999, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Operating results for the three and nine months ended June 30, 2000, are not necessarily indicative of results that may be expected for the entire fiscal year.

     The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

Recently Issued Accounting Standards

     In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which summarizes the SEC's views on applying generally accepted accounting principles to revenue recognition and the related costs of those revenues. SAB 101 will not be effective for the Company until the fiscal year beginning October 1, 2000. The Company has reviewed the requirements of SAB 101 and believes its policies on revenue recognition and related costs of those revenues are in compliance with this new standard. Therefore, the Company does not believe that SAB 101 will have a significant impact on its financial position or results or operations. However, the Company will continue to review new interpretations of the standard as they become available and will make adjustments in internal policy as they become appropriate.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements as of June 30, 2000 and for the three and nine months ended June 30, 2000 and 1999, include the accounts of the Company and its wholly owned subsidiaries, Concur Technologies (UK) Ltd., Concur Technologies Pty. Limited, and Seeker Software, Inc. ("Seeker Software"). Seeker Software was dissolved effective March 28, 2000. All significant intercompany accounts and transactions are eliminated in consolidation.


NOTE 3.   STRATEGIC RELATIONSHIPS AND STOCK PURCHASE AGREEMENT

      On February 22, 2000, Concur entered into a Stock Purchase Agreement with SAFECO Corporation and Nortel Networks, Inc. for the purchase of 1,073,929 and 429,571 shares, respectively, of Concur's common stock at a purchase price of $23.28 per share. In connection with the Stock Purchase Agreement, Concur also entered into strategic marketing and distribution agreements with SAFECO Life Insurance Company ("SAFECO") and Nortel Networks Corporation ("Nortel") under which SAFECO and Nortel will resell Concur's ASP products through their respective distribution networks and will undertake joint marketing activities with Concur to promote Concur's ASP products. Revenues generated from the joint marketing activities will be shared between Concur and the respective reseller. These strategic relationships also provide for the establishment and delivery of products and services to meet the purchasing needs of the rapidly expanding small and mid-size company market segment through Concur's ASP solution.

      Under the terms of these agreements, Concur has granted SAFECO and Nortel warrants to purchase up to 3,750,000 and 1,500,000 shares of common stock, respectively. For each of these warrant holders, the warrants become exercisable if such holder achieves certain annual milestones relating to revenue, derived in connection with the partnering arrangements described above over the next five years. The exercise price will be the greater of $30.26 or fifty percent of the fair value of the common stock price on prescribed dates. In the event these milestones are achieved or the achievement becomes probable, Concur may be required to record a significant non-cash sales and marketing expense throughout the remaining related service period to the extent that the fair value of the common stock exceeds the exercise price of the warrants at that time. Concur has not recorded an expense associated with these agreements to date and is uncertain whether these milestones will be achieved in the future. In addition, from time to time Concur may enter into similar arrangements with, and issue additional warrants to, other third parties that could require the Company to record significant non-cash expenses based upon the value of such warrants. Effective upon the closing of the sale of the common shares, a representative of SAFECO was elected to serve on the Company's Board of Directors.

NOTE 4.  BUSINESS RESTRUCTURING AND SALES RETURNS ACCRUAL

      On June 8, 2000, the Company announced a new operating plan to focus on providing solutions to meet the needs of the Corporate Expense Management market. The decision to implement the new operating plan was based on two primary factors. First, as the business process automation market expanded and became more competitive, the Company realized the need to reevaluate its business in order to balance the needs and requests of its customers with its available management and financial resources. As a result, the Company made a strategic decision to focus its resources on Corporate Expense Management. The second factor was the recent shift in the Company's revenue model, which contributed to the Company's cost and expense structure to be out of alignment with its revenue and cash stream. The Company's new operating plan is designed to reduce costs and bring expenses in line with this change in the marketplace.

     Under the new operating plan, as part of its efforts to narrow the scope of its business to focus primarily on Corporate Expense Management, the Company implemented several changes. First, the Company discontinued Concur Procurement(TM), its corporate procurement application and terminated the Concur Commerce Network. Second, the Company separated its Concur Human Resources application suite into an independent unit with its own strategic and operational focus. Third, in conjunction with the Company's distribution channel partners, SAFECO and Nortel, the Company plans to establish and deliver products and services to meet the purchasing needs of the rapidly expanding small and mid-size company market segment through its ASP solution.

      Based on the decision to discontinue Concur Procurement, the Company recorded a charge of $2.2 million against revenues in the three months ended June 30, 2000 for estimated returns of this product. This charge is reflected as a reduction in current period revenues. Because the decision to discontinue Concur Procurement and the related announcement were in the latter part of the third quarter, there is a possibility that net revenue could be negatively impacted in future quarters by returns in excess of the Company's current estimates. At June 30, 2000, the effect of sales returns and allowances on gross revenues was as follows:

                                      Three months ended June 30,              Nine months ended June 30,
                                        2000             1999                    2000            1999
                                    --------------   --------------         ------------    ---------------
    License revenues                     $ 2,509         $ 7,611              $ 12,892        $    18,778
    Service revenues                       5,632           3,582                15,092              9,229
                                       ---------       ---------            ----------        -----------
       Gross revenues                      8,141          11,193                27,984             28,007
    Sales returns and allowances          (2,200)              -                (2,200)                 -
                                       ---------       ---------            ----------        -----------
       Net revenues                      $ 5,941         $11,193              $ 25,784        $    28,007
                                       =========       =========            ==========        ===========

       Additionally, the Company recorded a $3.4 million restructuring charge in the three months ended June 30, 2000 as a result of its decision to restructure its business and implement its new operating plan. Of the $3.4 million restructuring charge recorded in the current quarter, approximately $1.8 million remained as an accrued liability at June 30, 2000.

      The following is an analysis of the restructuring charge by category:

                                                                    Amounts Paid        Accrued
                                                  Restructuring     or Charged as     Balance at
          Description                                 Charge         of June 30         June 30
          -----------------------------------    ---------------   ---------------   ---------------
          Severance and termination benefits      $  1,661          $    495          $   1,166

          Intangible asset write-offs                  800               800                  -
          Abandoned facilities and
           equipment costs                             328               256                 72
          Discontinued product marketing
             commitments                               272                36                236

          Other                                        346                10                336
                                                 ---------------   ---------------   ---------------
                                                  $  3,407          $  1,597          $   1,810
                                                 ===============   ===============   ===============

      As part of the new operating plan, the Company announced a workforce reduction of 68 employees, which represented approximately 13 percent of the Company's employee base and included employees from all areas of the Company. In addition to the reduction in employee headcount, the Company also reduced its utilization of contract labor. Approximately 30 percent of the costs associated with the workforce reduction were paid or charged against the liability in the three months ended June 30, 2000. The remaining accrued balance for severance and termination benefits at June 30, 2000, is expected to be paid over the next 12 months. Approximately 60 of the 68 employees had been terminated at June 30, 2000, and the remaining employees will be transitioning their responsibilities over the next several months.

      Other expenses associated with the Company's new operating plan consist of the write-off of intangible assets relating to the Company's procurement technology acquired in connection with its June 1998 acquisition of 7Software, Inc. ("7 Software"), costs associated with the abandonment of facilities and equipment due to its workforce reduction, and estimated costs to terminate product marketing programs resulting from the Company's decision to discontinue Concur Procurement. All remaining costs accrued at June 30, 2000, are expected to be paid over the next 12 months.

NOTE 5.  MERGER AND ACQUISITION COSTS

      On June 1, 1999, pursuant to a Merger Agreement dated May 31, 1999, among the Company and Seeker Software, the Company acquired all of the outstanding capital of Seeker Software. In conjunction with the merger, the Company recorded a charge to operating expenses of approximately $8.9 million for estimated direct and other merger-related costs pertaining to the transaction in the three months ended June 30, 1999. Acquisition costs consisted primarily of financial advisor fees for both companies, attorneys, accountants, financial printing and other related charges. The Company periodically reviews accounting estimates such as these, and related accruals and, when appropriate, makes changes to reflect new estimates. During the three months ended June 30, 2000, the Company revised its estimate of these expenses resulting in a decrease in the net loss of $1.2 million.

NOTE 6.  RELATED PARTY TRANSACTION

      During the three months ended March 31, 2000, the Company recorded $2.0 million in revenue from an agreement to license Concur Expense, Concur Procurement, and Concur Human Resources to a stockholder of the Company. As a result of the Company's decision to discontinue Concur Procurement, the stockholder returned Concur Procurement and the Company refunded $1.1 million for the return of this software. This refund was recorded as a reduction in revenues for the three months ended June 30, 2000.

NOTE 7.  NET LOSS PER SHARE, STOCK OPTIONS AND WARRANTS

      Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of shares outstanding.

     Following the Company's announcement of its operating plan, on June 9, 2000 the Company granted options to purchase 2,253,605 shares of common stock to employees at an exercise price of $5.00 per share. These options vest over a period of 2 1/2 years subject to acceleration based upon the Company achieving certain financial targets in the future. For the nine months ended June 30, 2000, 4,710,080 options were granted, 298,040 options were exercised, and 1,066,037 options were cancelled. Options to purchase 6,915,140 shares of common stock with a weighted average exercise price of $10.57 per share were outstanding at June 30, 2000.

     At June 30, 2000, there were warrants outstanding to purchase 6,650,000 shares of common stock. Of these warrants, 1,400,000 are exercisable at prices ranging from $50.625 and $85.00 per share, with a weighted average exercise price of $67.81 per share. Pursuant to existing agreements, the remaining warrants for 5,250,000 shares will become exercisable based on achieving certain annual milestones for revenue over the next five years at a price determined to be the greater of $30.26 per share or fifty percent of the common stock price on the prescribed dates. (See Note 3 above.)

     All options and warrants were excluded from the computation of diluted earnings per share because their effect was anti-dilutive on earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-looking Statements

     Some of the information in this document contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by our use of the future tense, or by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue." You should read statements that contain these words carefully, because they discuss our expectations about our future performance, contain projections of our future operating results and our future financial condition, or state other "forward-looking" information. There may be events in the future, however, that we are not able to predict or over which we have no control. Included in this document is cautionary language that provides examples of risks, uncertainties and events that may cause actual results to differ from what we describe in our forward-looking statements. You should be aware that the occurrence of any of the risks described below or elsewhere in this document could have a material and adverse effect on our business, results of operations and financial condition.

Overview

     We are a leading provider of Corporate Expense Management software and services. Corporate Expense Management includes solutions to automate company-wide expense management processes, such as travel and entertainment ("T&E") expense reporting, employee requests for vendor payments, employee time tracking and reporting, and travel booking. Our suite of Corporate Expense Management solutions includes our flagship T&E solution, known as Concur Expense, as well as travel booking, employee requests for vendor payments and time tracking and reporting. Our solutions are designed to reduce our customers' operating expenditures while allowing them to focus management and financial resources on core business processes. Our customers include companies of all sizes, from Fortune 500 enterprises to 50-person businesses. Customers may license our products or may access them as application service provider services, depending on their needs. At June 30, 2000, our customer base included more than 500 companies, representing over 2.7 million employees.

     On June 8, 2000, we announced a new operating plan to focus the Company on providing solutions to meet the needs of the Corporate Expense Management market. The decision to implement the new operating plan was based on two primary factors. The first primary factory was that, as the business process automation market expanded and became more competitive, we realized the need to reevaluate our business in order to balance the needs and requests of our customers with our available management and financial resources. As a result, we made a strategic decision to focus our resources on Corporate Expense Management, the market segment in which we believe we have the deepest domain expertise, an established market leadership position, and the greatest opportunities for growth and success. Under the new operating plan, we implemented several changes as part of our efforts to narrow the scope of our business to focus primarily on Corporate Expense Management. First, we discontinued sales of Concur Procurement, our corporate procurement application and terminated the Concur Commerce Network. Second, we separated our Concur Human Resources application suite into an independent unit with its own strategic and operational focus. Third, in conjunction with our distribution channel partners, SAFECO and Nortel Networks, we plan to deliver a solution to meet the purchasing needs of the rapidly expanding small and mid-size company market segment.

     The second primary factor for implementing our new operating plan was the recent shift in our revenue model, which contributed to our cost and expense structure to be out of alignment with our revenue and cash stream. We have experienced strong customer-driven demand for our ASP solutions since we introduced them in October 1999. Through June 30, 2000, our base of ASP customers has grown to more than 200 companies. Our ASP solutions are designed to generate a multi-year recurring revenue and cash stream over the life of the customer contract, but provide no up-front license fees. This model is very different from the revenue and cash stream of our traditional license model, in which substantially all of the revenue and cash applicable to the customer contract is received at the time of purchase. We expect this shift in our revenue model to produce a growing, more stable and predictable revenue and cash stream in the future, but in the near term, it will result in lower revenues and cash flow. Accordingly, we made a strategic decision to reduce costs and bring expenses in line with our revenue model. In conjunction with the transition to the new operating plan, on June 8, 2000, we implemented a workforce reduction of 68 employees, which represented approximately 13 percent of the Concur employee base. In addition to our reduction in employee headcount, we reduced our utilization of contract labor. This workforce reduction, related impacts on excess facilities and equipment and the plan to curtail our procurement product, resulted in a one-time restructuring charge against fiscal third quarter financial results.

     With the implementation of our new operating plan, we are focused on building on our core competency of Corporate Expense Management. Our goal is to reinforce and expand our leadership position in the Corporate Expense Management market and to continue to meet the Corporate Expense Management needs of a growing customer base.

Company Background

     We were incorporated in 1993, and commenced operations in fiscal 1994, initially developing QuickXpense, a retail, shrink-wrapped application that automated T&E expense reporting for individuals. In July 1996, we released Concur Expense, a client-server based enterprise T&E expense management solution. Concur Expense was developed in response to inquiries from businesses seeking to automate the entire T&E expense reporting process, including back-office processing and integration to financial systems. In March 1998, we shipped an intranet-based version of Concur Expense. Since its release, the intranet-based version has accounted for a majority of our license revenues.

     Over the past two years, we made two acquisitions. In June 1998, we acquired 7Software, a privately held software company and the original developer of Concur Procurement. In June 1999, we acquired Seeker Software, a privately held software company and the original developer of Concur Human Resources. The purpose of these acquisitions was to develop an integrated suite of products to automate the preparation, approval, processing and data analysis of T&E expense reports, business-to-business procurement requisitions and human resources processes. In January 1999, we introduced Concur eWorkplace(TM), which provided a common user interface to integrate Concur Expense and Concur Procurement.

     In October 1999, we introduced Concur eWorkplace ASP, which provided features and benefits similar to Concur eWorkplace but in an ASP delivery model. In December 1999, we introduced the Concur Commerce Network, which enabled customers to conduct business-to-business procurement transactions over the Internet by bringing buyers and suppliers together through an Internet-based electronic marketplace.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

Certain Financial Data

     The following table sets forth certain financial data, derived from the Company's unaudited statements of operations, as a percentage of gross revenues, excluding sales returns and allowances, for the periods indicated. The operating results for the three and nine months ended June 30, 2000 and 1999, are not necessarily indicative of the results that may be expected for any future period.

                                                        Three Months Ended June 30,        Nine Months Ended June 30,
                                                        ---------------------------      ----------------------------
                                                             2000           1999             2000          1999
                                                        ------------    -----------      ------------   -----------
    Revenues:
       Licenses......................................        30.8%          68.0%             46.1%         67.0%
       Services......................................        69.2           32.0              53.9          33.0
                                                        ------------    -----------      ------------   -----------
           Gross revenues............................       100.0          100.0             100.0         100.0
       Sales returns and allowances..................       (27.0)             -              (7.9)            -
                                                        ------------    -----------      ------------   -----------
           Net revenues..............................        73.0          100.0              92.1         100.0

    Cost of revenues:
       Licenses......................................         7.3            1.6               4.0           2.7
       Services......................................        77.4           40.2              67.3          41.2
                                                        ------------    -----------      ------------   -----------
           Total cost of revenues....................        84.7           41.8              71.3          43.9
                                                        ------------    -----------      ------------   -----------
    Gross profit (loss) .............................       (11.7)          58.2              20.8          56.1
                                                        ------------    -----------      ------------   -----------
    Operating expenses:
       Sales and marketing...........................       132.3           70.9             108.9          76.0
       Research and development......................        94.1           46.5              92.9          47.4
       General and administrative....................        59.5           27.8              42.2          26.6
       Merger and acquisition cost...................       (15.2)          79.2              (4.4)         31.6
       Restructuring charges... .....................        41.8              -              12.2             -
                                                        ------------    -----------      ------------   -----------
           Total operating expenses..................       312.5          224.4             251.8         181.6
                                                        ------------    -----------      ------------   -----------
    Loss from operations.............................      (324.2)        (166.2)           (231.0)       (125.5)
       Interest income...............................        15.8           12.3              13.4           8.1
       Interest expense..............................        (4.4)          (3.9)             (3.9)         (4.2)
       Other expense, net............................        (0.4)          (0.7)             (0.5)         (0.7)
                                                        ------------    -----------      ------------   -----------
    Net loss.........................................      (313.2)%       (158.5)%          (222.0)%      (122.3)%
                                                        ============    ===========      =============  ===========

Revenue Recognition

     We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition." These standards generally require revenues earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately. The revenues allocated to software products, including specified upgrades or enhancements, generally are recognized upon delivery of the products. The revenues allocated to unspecified upgrades, updates and other post-contract customer support generally are recognized ratably over the term of the related maintenance contract. Revenues relating to consulting and training services provided to customers are generally recognized as such services are performed. SOP 97-2 has been subject to certain modifications and interpretations since its release in October 1997. In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" which has been adopted by us without any significant effect on revenue recognition. Most recently, in December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which summarizes the SEC's views on applying generally accepted accounting principles to revenue recognition and the related costs of those revenues. SAB 101 will not be effective for us until the fiscal year beginning October 1, 2000. We have reviewed the requirements of SAB 101 as currently proposed and believe our policies on revenue recognition and related costs of those revenues are in compliance with this new standard. Therefore, we do not believe that SAB 101 will have a significant effect on our financial position or results or operations. However, we will continue to review new interpretations of the standard as they become available and will make adjustments to our internal policy as they become appropriate. Further implementation guidelines relating to SOP 97-2 and related modifications or interpretive guidance from the SEC regarding SAB 101 may result in unanticipated changes in our revenue recognition practices and such changes could affect our future revenues and earnings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

     We derived substantially all of our revenues from the sale of licenses of Concur Expense and related services, and to a lesser degree, licenses of Concur Human Resources and related services. We expect to continue deriving the majority of our revenues from these sources in the future. Gross revenues, which consist of software license revenues and service revenues, totaled $8.1 million and $11.2 million in the three months ended June 30, 2000 and 1999, respectively, a decrease of $3.1 million, or 27%. Net of estimated sales returns and allowances of $2.2 million, revenues for the three month periods ended June 30, 2000 and 1999 totaled $5.9 million and $11.2 million, respectively, representing a decrease of $5.3 million, or 47%.

     Revenues from licenses and services to customers outside the United States were $796,000 and $194,000 in the three months ended June 30, 2000 and 1999, respectively.

     License Revenues. Our gross license revenues were $2.5 million and $7.6 million for the three months ended June 30, 2000 and 1999, respectively, a decrease of $5.1 million, or 67%. Gross license revenues represented 30.8% and 68.0% of total gross revenues for the three months ended June 30, 2000 and 1999, respectively. The decrease in license revenues primarily reflects three significant changes in our business: the shift in demand from our licensed to our ASP products, the results of our decision to discontinue Concur Procurement, our corporate procurement application, and the effect of our lengthening sales cycle. During the quarter, we continued to see a rapid shift in the market demand for our products from our licensed to our ASP products, resulting in less up-front license revenue. In our traditional license sales model, a license fee is generally recognized upon delivery; in contrast, our ASP sales model requires recognition of the contract revenue over the life of the ASP contracts. Second, our decision to discontinue Concur Procurement negatively impacted quarterly revenues as potential customers who were in the product selection stage ultimately delayed or made alternative purchasing decisions based on our strategic decision. We did not recognize any license revenue for sales of Concur Procurement during the three months ended June 30, 2000. Third, as a result of introducing our suite of products, which included three applications (Concur Expense, Concur Procurement and Concur Human Resources), our sales cycle has lengthened because it made our customers' acquisition decision more complex, and license revenues declined as a result.

     Service Revenues. Our service revenues consist of revenue from consulting and implementation services, maintenance and, to a lesser extent, training services. Our gross service revenues were $5.6 million and $3.6 million for the three months ended June 30, 2000 and 1999, respectively, an increase of $2.0 million, or 57%. Gross service revenues represented 69.2% and 32.0% of total gross revenues for the three months ended June 30, 2000 and 1999, respectively. This increase, as a percentage of gross revenues, is mainly due to lower license revenues recorded during the period. The increase in service revenues, in absolute dollars, reflects continuing growth in our service activity resulting from our increasing customer base and an increase in our service capacity. Requests by existing customers for our services continue to grow as they upgrade our products to newer versions, expand the number of their current users or decide to utilize additional functionality available as part of these products. Future increases will be driven by the increasing demand from existing customers for our consulting services and the use of third party consulting and implementation service providers. These increases, however, may be impacted by the market acceptance of our ASP products as the amount of consulting efforts required for our ASP products is lower than for our licensed products.

     Sales Returns and Allowances. In June 2000, we announced a new operating plan that included, among other items, discontinuing Concur Procurement, our corporate procurement application. Based on this decision, we recorded a charge of $2.2 million against third-quarter revenues for estimated and actual returns of this product. Because our decision to discontinue Concur Procurement and the related announcement were in the latter part of the third quarter, there is still a possibility that net revenue could be negatively impacted in future quarters by returns in excess of our current estimates.

Cost of Revenues

     Cost of License Revenues. Our cost of license revenues includes license fees for sublicensing third party software, expenses to house our servers for our ASP business, amortization of capitalized technology and other intangible assets, and product media and duplication costs. Our cost of license revenues was $592,000 and $174,000 for the three months ended June 30, 2000 and 1999, respectively, an increase of $418,000, or 240%. Cost of license revenues represented 23.6% and 2.3% of gross license revenue for the three months ended June 30, 2000 and 1999. This increase was due to an increase in license fees for sublicensing third party software to our customers. Specifically, the increase resulted, in part, from a significant royalty payment for a large sale of third party software to a customer. Further, we have ongoing obligations associated with a licensing arrangement which requires us to make royalty payments for third-party software sublicenses each time we sell products to a new customer. Cost of license revenues may continue to fluctuate from period to period based on the quantity and type of sublicensed third party software purchased with our software and the respective royalty fees payable as a result of these sales.

     Cost of Service Revenues. Our cost of service revenues includes personnel and other costs related to consulting services, technical support and training. Our cost of service revenues was $6.3 million and $4.5 million for the three months ended June 30, 2000 and 1999, respectively, an increase of $1.8 million, or 40%. This increase was due primarily to an increase in professional service personnel to manage and support our growing customer base, including salaries and benefits and travel and entertainment expenses. Cost of service revenues represented 111.8% and 125.7% of gross service revenues for the three months ended June 30, 2000 and 1999, respectively. This decrease was due primarily to the increased efficiency of our professional services organization as we begin to incorporate more effective and efficient methods for implementing and supporting our products thereby expanding our service capacity and reducing our costs, as well as changes in the mix of products and services provided by us and our third party implementation service providers. We expect that the cost of service revenues as a percentage of service revenues will decrease in future periods and our gross margin for services will improve.

Operating Expenses

     Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, benefits and commissions earned by sales and marketing personnel, advertising expenses, travel and entertainment expenses, and to a lesser extent, recruiting expenses. Our sales and marketing expenses were $10.8 million and $7.9 million for the three months ended June 30, 2000 and 1999, respectively, an increase of $2.9 million, or 36%. This increase reflects an increase in salaries, benefits and travel and entertainment expenses due to an increase in the number of sales and marketing employees and increased expenses due to our increased investment in our international sales infrastructure. Sales and marketing expenses represented 132.3% and 70.9% of total gross revenues for the three months ended June 30, 2000 and 1999, respectively. In connection with our new operating plan and strategic repositioning, we expect that our sales and marketing expenses will begin to decline both in absolute dollars as well as a percentage of revenues in future periods.

     Research and Development. Our research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside contractors. Our research and development expenses were $7.7 million and $5.2 million for the three months ended June 30, 2000 and 1999, respectively, an increase of $2.5 million, or 47%. This increase reflects an increase in salaries and benefits expense resulting from an increase in the number of software engineers, program management and quality assurance personnel, as well as our increased usage of outside contractors. Research and development costs represented 94.1% and 46.5% of total gross revenues for the three months ended June 30, 2000 and 1999, respectively.

     Research and development expenses were higher in the three months ended June 30, 2000 due to the development of our new ASP solutions, development of other new products and solutions, as well as costs to support and continue the development of new functionality for our existing products. Following the implementation of our new operating plan in June 2000, we expect research and development expenses to decrease in future quarters as we focus on our core products and services and reduce operating expenses. In addition to our reduction in employee headcount, we reduced our utilization of contract labor, which will decrease research and development expenses in future quarters. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred. During the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete.

     General and Administrative. Our general and administrative expenses include salaries, benefits and related costs for our executive, finance, legal and information technology personnel, as well as bad debt, contractor and recruiting expenses. Our general and administrative expenses were $4.8 million and $3.1 million for the three months ended June 30, 2000 and 1999, respectively, an increase of $1.7 million, or 56%. This increase was primarily the result of an increase in bad debt expense over the prior period, an increase in contractor and recruiting expenses to fulfill hiring needs and, to a lesser extent, an increase in professional fees, such as legal expenses. General and administrative costs represented 59.5% and 27.8% of total gross revenues for the three months ended June 30, 2000 and 1999, respectively. A primary reason for the overall increase in general and administrative expenses as a percentage of total gross revenues was the overall decrease in revenues during the quarter.

     Merger and Acquisition Cost. In connection with our merger with Seeker Software in June 1999, we recorded a charge to operating expenses of approximately $8.9 million during the three months ended June 30, 1999, which represented our estimate of direct and other merger-related costs pertaining to the transaction. Acquisition costs consisted of financial advisor fees for both companies, attorneys, accountants, financial printing and other related charges. We periodically review accounting estimates such as these, and their related accruals and, when appropriate, make changes to reflect new estimates. During the three months ended June 30, 2000, our revised estimates resulted in a decrease in our net loss for the period of $1.2 million.

     Restructuring Charges. On June 8, 2000, we announced a new operating plan to focus the Company on providing solutions to meet the needs of the Corporate Expense Management market. The decision to implement this new operating plan was based on a desire to focus our resources on our Corporate Expense Management products, to reduce operating expenses and to bring expenses in line with our new operating plan. In connection with our announcement, during the three months ended June 30, 2000, we recorded a one-time restructuring charge of $3.4 million resulting primarily from severance and termination benefits and, to a lesser extent, the write-off of intangible assets relating to our procurement technology acquired in connection with our June 1998 acquisition of 7Software, costs associated with the abandonment of facilities and equipment due to our workforce reduction and estimated costs to terminate product marketing programs resulting from our decision to discontinue Concur

Procurement, our corporate procurement application. At June 30, 2000, the accrued restructuring liability was $1.8 million, which we expect to pay over the next 12 months.

     Interest Income and Interest Expense. Our interest income was $1.3 million and $1.4 million for the three months ended June 30, 2000 and 1999, respectively, a decrease of $92,000, or 7%. This decrease reflects lower interest income earned on a lower average cash, cash equivalents and marketable securities balance during the periods. Interest expense was $358,000 and $438,000 for the three months ended June 30, 2000 and 1999, respectively, a decrease of $80,000. This decrease was a result of a reduction in the Company's average outstanding debt balance during the periods.

     Provision for Income Taxes. We recorded no provision for federal and state income taxes because we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

     Net Loss and Net Loss Per Share, and Effect of Sales Returns and Allowances, Merger and Acquisition Costs and Restructuring Charges on Net Loss Per Share. For the three months ended June 30, 2000 and 1999, net loss was $25.5 million and $17.7 million and net loss per share was $1.03 per share and $0.86 per share, respectively. Included in these amounts is the effect of sales returns and allowances relating to discontinued products, merger and acquisition costs and restructuring charges, all of which totaled $4.4 million and $8.9 million for the three months ended June 30, 2000 and 1999, respectively. These charges had the effect of increasing net loss in the three months ended June 30, 2000 and 1999 by $4.4 million and $8.9 million, respectively. The per share impact of these charges was an increase in net loss per share of $0.18 and $0.43 in the three months ended June 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

     Gross revenues, which consist of software license revenues and service revenues, totaled $28.0 million in each of the nine-month periods ended June 30, 2000 and 1999, respectively. Net of sales returns and allowances of $2.2 million, revenues for the nine month periods ended June 30, 2000 and 1999 totaled $25.8 million and $28.0 million, respectively, representing a decrease of $2.2 million, or 8%.

     Revenues from licenses and services to customers outside the United States were $2.4 million and $859,000 in the nine months ended June 30, 2000 and 1999, respectively.

     License Revenues. Our gross license revenues were $12.9 million and $18.8 million for the nine months ended June 30, 2000 and 1999, respectively, a decrease of $5.9 million, or 31%. Gross license revenues represented 46.1% and 67.0% of total gross revenues for the nine months ended June 30, 2000 and 1999, respectively. The decrease in license revenues reflects the shift in demand for our products from our licensed to our ASP products, the effects of our introduction of a suite of applications as well as the results of our decision to discontinue Concur Procurement, our corporate procurement application. In our traditional license sales model, a license fee is generally recognized upon delivery; in contrast, our ASP sales model requires recognition of the contract revenue over the life of the ASP contracts. Second, in fiscal 1999, we introduced our suite, which increased the number of applications available for license from one to three (Concur Expense, Concur Procurement and Concur Human Resources). This had the effect of lengthening our sales cycle in fiscal 2000 because it made our customers' acquisition decision more complex, and license revenues declined as a result. Third, our decision to discontinue Concur Procurement negatively impacted third quarter revenues as potential customers who were in the product selection stage ultimately delayed or made alternative purchasing decisions based on our strategic decision.

     Service Revenues. Our gross service revenues were $15.1 million and $9.2 million for the nine months ended June 30, 2000 and 1999, respectively, an increase of $5.9 million, or 64%. Gross service revenues represented 53.9% and 33.0% of total gross revenues for the nine months ended June 30, 2000 and 1999, respectively. This increase, as a percentage of gross revenues, is mainly due to lower license revenues recorded during the period. The increase in service revenues, in absolute dollars, reflects continuing growth in our service revenues as a result of our increasing customer base and growing requests by existing customers for our services as they upgrade their products to newer versions, expand the number of their current users or decide to utilize additional functionality available as part of these products. Future increases will be driven by the increasing demand from existing customers for our consulting services and our use of third party consulting and implementation service providers. These increases, however, may be impacted by the market acceptance of our ASP products as the amount of consulting efforts required for our ASP products is lower than for our licensed products.

Cost of Revenues

     Cost of License Revenues. Our cost of license revenues was $1.1 million and $747,000 for the nine months ended June 30, 2000 and 1999, respectively, an increase of $353,000, or 49%. Cost of license revenues represented 8.6% and 4.0% of gross license revenue for the nine months ended June 30, 2000 and 1999, respectively. This increase was due to an increase in license fees for sublicensing third party software to our customers. Specifically, the increase resulted, in part, from a significant royalty payment for a large sale of third party software to a customer. Further, we have ongoing obligations associated with a licensing arrangement which requires us to make royalty payments for third party software sublicenses each time we sell products to a new customer. Cost of license revenues may continue to fluctuate from period to period based on the quantity and type of sublicensed third party software purchased with our software and the respective royalty fees payable as a result of these sales.

     Cost of Service Revenues. Our cost of service revenues was $18.9 million and $11.5 million for the nine months ended June 30, 2000 and 1999, respectively, an increase of $7.4 million, or 63%. This increase was primarily due to an increase in personnel costs to manage and support our new and installed customer base, including salaries and benefits, travel, entertainment and related expenses. Cost of service revenues represented 125% of gross service revenues for each of the nine-month periods ended June 30, 2000 and 1999.

Operating Expenses

     Sales and Marketing. Our sales and marketing expenses were $30.5 million and $21.3 million for the nine months ended June 30, 2000 and 1999, respectively, an increase of $9.2 million, or 43%. This increase primarily reflects our investment in our sales and marketing infrastructure, both domestic and international, including significant personnel-related expenses such as salaries and benefits and travel and entertainment expenses, as well as a significant increase in our advertising and marketing expenditures. Sales and marketing expenses represented 108.9% and 76.0% of total gross revenues for the nine months ended June 30, 2000 and 1999, respectively. In conjunction with our new operating plan and strategic repositioning, we expect that our sales and marketing expenses will begin to decline both in absolute dollars as well as a percentage of revenues in future periods.

     Research and Development. Our research and development expenses were $26.0 million and $13.3 million for the nine months ended June 30, 2000 and 1999, respectively, an increase of $12.7 million, or 96%. This increase was primarily related to costs associated with an increased usage of outside contractors as well as an increase in the number of internal software engineers, program management and quality assurance personnel to support the development of our ASP solutions and the Concur Commerce Network, as well as continued support and development for our existing suite of products. Research and development costs represented 92.9% and 47.4% of total gross revenues for the nine months ended June 30, 2000 and 1999, respectively. During the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

     General and Administrative. Our general and administrative expenses were $11.8 million and $7.5 million for the nine months ended June 30, 2000 and 1999, respectively, an increase of $4.3 million, or 59%. This increase was primarily the result of an increase in bad debt expense, increased use of outside contractors to fulfill hiring needs and an increase in professional fees, such as accounting and legal. General and administrative costs represented 42.2% and 26.6% of our total gross revenues for the nine months ended June 30, 2000 and 1999, respectively.

     Interest Income and Interest Expense. Our interest income was $3.8 million and $2.3 million for the nine months ended June 30, 2000 and 1999, respectively, an increase of $1.5 million, or 66%. This increase reflects interest income earned on the higher cash, cash equivalents and marketable securities balances as a result of proceeds received in March 2000 and April 1999 from private and public sales of our common stock. Interest expense was $1.1 million and $1.2 million for the nine months ended June 30, 2000 and 1999, respectively, a decrease of $0.1 million.

     Provision for Income Taxes. We recorded no provision for federal and state income taxes because we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

     Net Loss and Net Loss Per Share, and Effect of Sales Returns and Allowances, Merger and Acquisition Costs and Restructuring Charges on Net Loss Per Share. For the nine months ended June 30, 2000 and 1999, net loss was $62.1 million and $34.3 million and net loss per share was $2.63 and $2.29, respectively. Included in these amounts is the effect of sales returns and allowances relating to discontinued products, merger and acquisition costs and restructuring charges, all of which totaled $4.4 million and $8.9 million for the nine months ended June 30, 2000 and 1999, respectively. These charges had the effect of increasing net loss in the nine months ended June 30, 2000 and

1999 by $4.4 million and $8.9 million, respectively. The per share impact of these charges on net loss per share was an increase in net loss per share of $0.19 and $0.59 in the nine months ended June 30, 2000 and 1999, respectively.

Financial Condition

     Our total assets were $96.8 million and $128.8 million at June 30, 2000 and September 30, 1999, respectively, representing a decrease of $32.0 million, or 25%. This decrease was primarily the result of a decrease in cash, cash equivalents and marketable securities of $36.8 million offset by an increase in net equipment and furniture of $4.6 million. At June 30, 2000, we had $71.9 million of cash, cash equivalents and marketable securities compared to $108.7 million at September 30, 1999, a decrease of $36.8 million, or 34%.

     Our accounts receivable balance, net of allowance for doubtful accounts, was $9.2 million and $9.0 million at June 30, 2000 and September 30, 1999, respectively, an increase of $0.2 million, or 2%. Days' sales outstanding ("DSO") in accounts receivable was 101 days and 90 days for the three months ended June 30, 2000 and September 30, 1999, respectively. DSO was higher due to the change in overall revenue mix in the quarter from license revenue to consulting revenue as compared with the quarter ended September 30, 1999. The average customer receivable balance relating to consulting and training revenues, from which we derive an increasing portion of our revenue, are lower than for license revenues, therefore requiring a higher level of collection efforts. We expect that our DSO will fluctuate significantly in future quarters and may increase.

     Our total current liabilities were $23.3 million and $28.6 million at June 30, 2000 and September 30, 1999, respectively, representing a decrease of $5.3 million, or 18%. Offset by an increase in the accrual for our restructuring, this overall decrease in accounts payable and accrued liabilities is primarily a result of the timing of vendor and other related cash disbursements, bonus and commission payments and the reduction in accrued merger and acquisition costs resulting from our adjustment in the original estimate of these costs.

Liquidity and Capital Resources

     Net cash used in operating activities was $62.8 million and $20.7 million during the nine months ended June 30, 2000 and 1999, respectively, representing an additional use of cash of $42.1 million, or 204% over the comparable period in the prior year. Net cash used by operating activities was primarily a result of funding losses from operations and a reduction in accounts payable and accrued expenses during these periods.

     Our investing activities have consisted of purchases of property and equipment and the purchase and sale of marketable securities. In the nine months ended June 30, 2000, net sales of marketable securities, which consist primarily of corporate bonds and commercial paper, totaled approximately $15.5 million compared with net purchases of $64.8 million in the prior year period. Property and equipment acquisitions, including those acquired under capital leases, totaled $9.0 million and $3.1 million in the nine months ended June 30, 2000 and 1999, representing an increase of $5.9 million. Through the first quarter of fiscal 2000, we financed a significant portion of our acquisitions of property and equipment through capital leases, which consist primarily of computer hardware and software. Based on the reduction in our workforce resulting from the implementation of our new operating plan, we anticipate that our capital expenditures and lease commitments will slow dramatically and remain consistent with changes in our operations, infrastructure and personnel.

     Cash provided by financing activities was $33.4 million and $133.8 million in the nine months ended June 30, 2000 and 1999, respectively. For the nine months ended June 30, 2000, most cash from financing activities consisted of the proceeds of a private placement of our common stock, which raised $34.9 million, and proceeds of common stock sales pursuant to our Employee Share Purchase Plan, which raised $2.8 million. These amounts were offset during this period by payments on bank debt and capital lease obligations of $4.7 million. For the nine month period ended June 30, 1999, most cash from financing activities consisted of proceeds from our initial public offering ("IPO") and follow-on offering, which raised a total of $119.6 million, and from a private equity financing which raised $9.4 million, borrowings of approximately $4.8 million and proceeds from warrant exercises at the time of the IPO of $2.6 million.

     We have a $4.0 million line of credit with a bank that expires in October 2000. The line of credit bears interest at the lending bank's prime rate plus 1.5%. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $4.0 million and are secured by substantially all of our non-leased assets. As of June 30, 2000, we had not borrowed under the line of credit; however, there was a standby letter of credit outstanding for $450,000 relating to the line of credit. Approximately $3.6 million remained available under this line at June 30, 2000.

     In September 1997, we entered into a $1.0 million senior term loan facility with a bank pursuant to the terms of a security and loan agreement. In April 1998, the senior term loan facility was amended to allow for additional borrowings up to a total of $3.0 million. The facility, which bears interest at the lending bank's prime rate less 1.0%, matures on February 15, 2001. Payments were interest only through February 15, 1999, at which time we started to pay off the facility in 24 equal monthly principal payments plus interest. The loan agreement contains certain financial restrictions and covenants with which we are currently in compliance. At June 30, 2000, the outstanding indebtedness under the loan agreement was $1.0 million.

     In July 1997, we entered into a subordinated loan and security agreement with the company that leases us our capital equipment for a loan in the principal amount of $1.5 million which bears interest at an annual rate of 8.5%. In May 1998, this agreement was amended to allow for additional borrowings of $3.5 million. The notes are due in varying monthly installments through April 2002. At June 30, 2000, the outstanding indebtedness under the subordinated loan agreement was $2.6 million.

     We also have two existing equipment lines of credit with a bank, which are no longer available for additional borrowings. Combined principal payments of approximately $15,000, plus interest, which accrue at the prime rate plus 1.5%, are due monthly through April 2001 and October 2001. At June 30, 2000, the outstanding indebtedness under the equipment lines of credit was $161,000.

     In September 1998, we entered into a subordinated promissory note agreement with the company that leases us our capital equipment for a loan in the principal amount of $2.0 million which bears interest at 11%. Payments are due in monthly installments of approximately $65,000 including interest, and the note matures in November 2001. At June 30, 2000, the outstanding indebtedness under the subordinated loan agreement was $1.0 million.

     In August 1998, we issued a warrant to American Express Travel Related Services Company, Inc. ("TRS") to purchase shares of our Series E Preferred Stock. In connection with our IPO in December 1998, this warrant was converted into a warrant to purchase 2,325,000 shares of our common stock. In December 1998, TRS exercised a portion of the warrant to purchase 225,000 shares at $11.625 per share and, on October 15, 1999, a portion of the warrant to purchase 700,000 shares expired. TRS may acquire 700,000 additional shares at any time on or before January 15, 2001 at a cash purchase price of $50.625 per share and 700,000 shares at any time on or before January 15, 2002 at a cash purchase price of $85.00 per share.

     In February 2000, we entered into a Stock Purchase Agreement with SAFECO Corporation and Nortel Networks, Inc. for the purchase of 1,073,929 and 429,571 shares, respectively, of our common stock at a purchase price of $23.28 per share. Net proceeds received from the Stock Purchase Agreement totaled $34.9 million. In connection with the Stock Purchase Agreement, Concur also entered into strategic marketing and distribution agreements with SAFECO and Nortel under which SAFECO and Nortel will resell Concur's ASP products through their respective distribution networks and will undertake joint marketing activities with Concur to promote Concur's ASP products. Under the terms of the marketing and distribution agreements, we granted SAFECO and Nortel warrants to purchase up to 3,750,000 and 1,500,000 shares of common stock, respectively. For each of these warrant holders, the warrants become exercisable if such holder achieves certain annual milestones relating to revenue derived in connection with the arrangements over the next five years. The exercise price will be the greater of $30.26 or fifty percent of the fair value of the common stock price on prescribed dates. In the event these milestones are achieved or the achievement becomes probable, we may be required to record a significant non-cash sales and marketing expense to the extent that the fair value of the common stock exceeds the exercise price of the warrants at that time. To date, we have not recorded an expense associated with these agreements and it is uncertain whether these milestones will be achieved in the future.

     While we expect that our expenses will decrease in future periods based on our new operating plan, we currently anticipate that for the foreseeable future we will continue to incur significant operating losses as a result of costs we will incur relating to research and development, sales and marketing and our professional services organization. We also anticipate developing new distribution channels, improving our operational and financial systems, entering new markets for our products and services and possibly acquiring or investing in complementary businesses, products or technologies or investing in joint ventures. Such expenditures will be a material use of our cash resources. We believe that our existing cash and cash equivalents, marketable securities and available bank borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements, or otherwise. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Some of the statements under "Factors That May Affect Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Factors That May Affect Future Results" and elsewhere in this Form 10-Q.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

     The risks and uncertainties described below are not the only risks we face. These risks are the ones we consider to be significant to your decision whether to invest in our common stock at this time. We might be wrong. There may be risks that you in particular view differently than we do, and there are other risks and uncertainties that we do not presently know or that we currently deem immaterial, but that may in fact harm our business in the future. If any of these risks occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose all or part of your investment.

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

     Moreover, we have begun to see a shift in customer demand from our traditional license products to our ASP solutions. Our ASP solutions generate a very different revenue stream than our traditional license solution, in which substantially all of the revenue applicable to the customer contract is recognized at the time of purchase. Our ASP solutions are designed to generate a multi-year recurring revenue stream over the life of the customer contract, but provide no up-front license fees. We expect the shift in our revenue model from traditional license model to our ASP business model will produce a more stable and predictable revenue stream in the future, but it has resulted in lower revenues so far and may continue to result in lower revenues in future quarters. Any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in revenue and operating results from quarter to quarter.

     If revenues or operating results fall below our expectations in a particular quarter, our stock price is likely to fall. In previous quarters, our revenues and operating results have fallen below our own and the consensus of securities analysts' estimates and, as a result, the price of our common stock experienced a sharp decline. If our revenues or operating results fall below our own estimates or below the consensus of analysts' estimates in an upcoming quarter, our common stock price could experience an additional decline, harming our business significantly in terms of, among other things, diminished employee morale and public image.
See "--We are at risk of securities class action litigation due to our stock price volatility."

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

     In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation, due to prior volatility associated with our failure to meet consensus analysts' estimates in previous quarters or relating to ongoing or future volatility in the market price of our securities. Securities litigation could result in substantial costs and divert management's attention and resources.

We rely heavily on sales of one product.

     Since 1997, we have generated substantially all of our revenues from licenses and services related to our Concur Expense product. We believe that Concur Expense revenues will continue to account for a large portion of our revenues for the foreseeable future. Our future financial performance and revenue growth will depend upon the successful implementation of our new operating plan and the development, introduction and customer acceptance of our existing and future products, particularly our ASP solutions, and our business could be harmed if we fail to deliver the enhancements to our current and future products that customers want.

We face significant competition.

     The market for our products is intensely competitive and rapidly changing. Direct competition comes from independent software vendors of travel and entertainment expense management and human resources self-service applications, from providers of enterprise resource planning ("ERP") software applications that have or may be developing travel and entertainment expense management and, to a lesser extent, human resources self-service applications. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater financial, marketing and engineering resources to the development, promotion and sale of their products, than we can. We also face indirect competition from potential customers' internal development efforts and have to overcome their reluctance to move away from existing paper-based systems.

Our expansion into the human resources self-service application market is risky.

     In 1999, we added Concur Human Resources to our product line. To date, substantially all of our revenues have come from Concur Expense. Our future revenue growth depends, in part, on our ability to license Concur Human Resources to new customers and to our existing base of Concur Expense customers. Potential and existing customers may not purchase Concur Human Resources for many reasons, including an absence of desired functionality; the costs of and time required for implementation; incompatibility of these applications with customers' preferred technology platforms; possible software defects; and customers lacking the necessary hardware, software or intranet infrastructure.

     Further, we must overcome some significant obstacles to expand into the market for human resources self-service applications, including competitors that have more experience and better name recognition; the limited experience of our sales and consulting personnel in these markets; and our limited reference accounts in these markets.

     Furthermore, our business could be harmed if we fail to deliver enhancements to Concur Human Resources that customers want. In addition, our business could also be harmed if our expansion into this newer market and resulting broadening of our focus causes Concur Expense, upon which we continue to rely for most of our revenues, to lose market share to our competitors that are solely or primarily focused on travel and entertainment expense management software applications. This broadening of focus could also harm us by causing us to spread our limited resources across several initiatives and diverting management time and attention required to execute any given initiative properly.

Our effort to sell products as an Internet-based application service provider is new and untested.

     We offer certain of our software applications in an ASP version on a subscription basis to companies seeking to outsource their corporate expense management business applications. This business model is unproven; it represents a significant departure from our traditional strategies. We have limited experience selling products or services in this manner, and our efforts to develop this business model have diverted, and are expected to continue to divert, our financial resources and management time and attention. If customers determine that our products are not scalable, do not provide adequate security for the dissemination of information over the Internet, or are otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept our products for use on the Internet or on a subscription basis, our business will be harmed. Further, in connection with this version of our software applications, we have engaged third party service providers to perform many of the necessary services as independent contractors, and we are and will be responsible for monitoring their performance. We have limited experience outsourcing services or other important business functions, and independent contractors may not perform those services adequately. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed.

The shift in our revenue mix from our traditional license model to our ASP model tends to cause a greater proportion of revenue deferral to future quarters and makes it difficult to predict revenues over the near-term.

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

We face security risks with respect to the information we keep for customers as an ASP provider.

      In connection with the ASP version of our software applications, we receive confidential information, including credit card, travel booking, employee, purchasing, supplier and other financial and accounting data through the Internet or extranets. We incur significant costs to protect against security breaches. However, there can be no assurance that such security measures will successfully prevent computer break-ins, theft and other improper activity that could jeopardize the security of information for which we are responsible. Any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. Any such lapse in security could expose us to litigation, loss of customers or other harm to our business. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information, which would discourage people from utilizing our ASP products thereby harming our business.

We have limited experience with and do not have assurance that our ASP solutions will be able to support a high volume of users or transactions, which is important to our future success.

      To date, only a limited number of customers have fully deployed our ASP version of Concur Expense. We think that the ability of our ASP customers to successfully roll out our products to their users is critical to our success and, because only a limited number of customers are currently using our ASP solutions, we do not have assurance that our ASP solutions would be able to support a large volume of users or transactions. If our customers cannot successfully implement our ASP solutions, or they determine that our products cannot accommodate large-scale deployments, our business will be harmed.

Our short operating history and significant losses make our business difficult to evaluate.

     We are still in the early stages of our development, so evaluating our business operations and our prospects is difficult. We incorporated in 1993 and have incurred net losses in each quarter since then. Since inception, we have derived substantially all of our revenues from licenses of our Concur Expense product and related services, and to a lesser degree, the sale of licenses and services relating to Concur Human Resources. With the implementation of our new operating plan and strategic decision to focus on our Corporate Expenses Management solutions, we expect revenue growth may slow as our business continues to shift from our traditional license business to our ASP business. In the long term, we expect this shift to produce a growing , more stable and predictable revenue stream in the future, but in the near term it has resulted in, and is expected to continue to result in, lower revenues. To compete effectively, we expect to devote substantial financial and other resources to our sales and marketing, research and development and professional services organizations. Although our new operating plan is designed to reduce costs and bring expenses in line with the shift in our revenue model, we expect to continue to incur net losses for the foreseeable future and there is no assurance that we may achieve or maintain profitability in the future. We incurred net losses totaling $62.1 million in the nine months ended June 30, 2000, and incurred net losses of $46.5 million, $26.2 million and $7.6 million in fiscal 1999, 1998 and 1997, respectively. As of June 30, 2000, we had an accumulated deficit of $151.9 million and we expect to continue to incur net losses for the foreseeable future. Despite substantial net operating loss carry-forwards as of June 30, 2000, tax laws will likely limit their use in the future upon the occurrence of certain events, including a significant change in ownership interests.

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

     Some of the software we license from third parties would be difficult to replace. In particular, in order to offer our customers our suite of Corporate Expense Management software applications, we license technology from third parties. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the sale of our products and services until equivalent technology, if available, is identified, licensed and integrated, which could harm our business.

We depend on our direct sales model.

     Today, we sell our products primarily through our direct sales force. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our inability to hire competent sales personnel, or our failure to retain them, would harm our business. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers.

It is important for us to establish and maintain strategic relationships.

     We have developed, and continue to develop, strategic relationships with third parties, such as sales referral relationships and domestic and international reseller relationships, in order to offer products and services to a larger customer base than we can reach through direct sales, telesales, and our internal marketing efforts. We expect our dependence on these relationships to increase in the future. If we were unable to maintain our existing strategic relationships or enter into additional strategic relationships, we would have to devote more resources to the distribution, sale and marketing of our products and services. Our success depends in part on the ultimate success of our strategic referral and reseller partners and their ability to market our products and services successfully. For instance, we have recently entered into reseller arrangements with Nortel and SAFECO for the distribution of our Corporate Expense Management applications as an ASP solution. There is no assurance that these arrangements will produce anticipated or hoped-for results in terms of sales volume. Many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their business. In addition, our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Further, our existing strategic relationships may interfere with our ability to enter into other desirable strategic relationships. The failure to maintain our existing strategic relationships or develop additional strategic relationships may place us at a significant competitive disadvantage.

We may experience difficulties in introducing new products and upgrades.

     We expect to add additional applications to our product suite by acquisition, internal development, or through OEM arrangements, and to develop enhancements to our existing applications. We have experienced delays in the planned release dates of our software products and upgrades, and we have discovered software defects in new products after their introduction. New products or upgrades may not be released according to schedule, or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. If we do not develop, license or acquire new software products, or deliver enhancements to existing products on a timely and cost-effective basis, our business will be harmed.

Our products might not be compatible with all major platforms, which could inhibit sales.

     We must continually modify and enhance our products to keep pace with changes in hardware and software platforms, database technology and electronic commerce technical standards. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, back-office applications, and browsers and other Internet-related applications could harm our business. In addition, some of our products are not currently based upon the Java programming language, an increasingly widely used language for developing Internet applications. Accordingly, some features available to products written in Java may not be available in our products, and this could result in reduced customer demand.

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

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting these proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition.

We depend on service revenues to increase our overall revenues; services may not achieve profitability.

     Our service revenues have increased each year as a percentage of total gross revenues. Service revenues represented 53.9% of total gross revenues for the nine months ended June 30, 2000, and 35.2%, 34.5%, and 27.8% of total gross revenues for fiscal 1999, 1998 and 1997, respectively. We anticipate that service revenues will continue to represent a significant percentage of total revenues in future periods. Our service revenues depend, in part, upon the ongoing renewals of customer support contracts by our installed customer base. Customer support contracts might not be renewed and, if third party organizations such as systems integrators become proficient in installing or servicing our products, consulting revenues could decline. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel.

     We formed our professional services organization in 1996. Since that time, we have not achieved profitability with respect to these services. Due to the increasing costs of operating a professional services organization, we may not be able to achieve profitability in this part of our business in the near future, or ever.

We depend on our key employees.

      Our success depends on the performance of our senior management, particularly S. Steven Singh, our Chief Executive Officer and Chairman of the Board, who is not bound by an employment agreement. Although we maintain key person life insurance on Mr. Singh in the amount of $1.0 million, the loss of his services would harm our business. If one or more members of our senior management or any of our key employees were to resign, particularly to join or form a competitor, the loss of that personnel and any resulting loss of existing or potential customers to that competitor could harm our business. In 2000, we have had to recruit and integrate successors for our former Chief Financial Officer and Vice President of Finance. We cannot assure you that we will not lose and have to replace other members of our management team, particularly, for example, if our new business strategy fails. If any more members of our senior management or key employees were to resign, particularly to join or form a competitor, the loss of that personnel, the resulting loss of existing or potential customers to a competitor, and the diversion of resources to recruit and integrate new key employees could harm our business.

We rely on third party implementation service providers.

     Beginning with fiscal 1999, a significant portion of the consulting services associated with the implementation of our software at our customers' facilities has been performed by third party implementation service providers. If we are unable to establish and maintain effective, long-term relationships with our implementation providers, or if these providers do not meet the needs or expectations of our customers, our business would be seriously harmed. This strategy will also require that we develop new relationships with additional third party implementation providers to provide these services if the number of our customer implementations continues to increase. Our current implementation partners are not contractually required to continue to help implement our solutions. As a result of the limited resources and capacities of many third party implementation providers, we may be unable to establish or maintain relationships with third parties having sufficient resources to provide the necessary implementation services to support our needs. If these resources are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet our customers' implementation needs. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

There are risks associated with international operations.

     Our international operations are subject to a number of risks, including costs of customizing products for foreign countries; laws and business practices favoring local competition; dependence on local vendors; uncertain regulation of electronic commerce; compliance with multiple, conflicting and changing governmental laws and regulations; longer sales cycles; greater difficulty in collecting accounts receivable; import and export restrictions and tariffs; difficulties staffing and managing foreign operations; multiple conflicting tax laws and regulations; and political and economic instability.

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

     We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract remarketers that will be able to market our products effectively. We must also customize our products for local markets. For example, our ability to expand into the European market will depend on our ability to develop a travel and entertainment expense management solution that incorporates the tax laws and accounting practices followed in Germany and other European countries, and to develop applications that support the Euro. Further, if we establish significant operations overseas, we may incur costs that would be difficult to reduce quickly because of employee practices in those countries.

Our revenue recognition policy may change when definitive guidance is available.

     We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition." These standards generally require revenues earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately. The revenues allocated to software products, including specified upgrades or enhancements, generally are recognized upon delivery of the products. The revenues allocated to unspecified upgrades, updates and other post-contract customer support generally are recognized ratably over the term of the related maintenance contract. Revenues relating to consulting and training services provided to customers are generally recognized as such services are performed. SOP 97-2 has been subject to certain modifications and interpretations since its release in October 1997. In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" which has been adopted by us without any significant effect on revenue recognition. Most recently, in December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which summarizes the SECs views on applying generally accepted accounting principles to revenue recognition and the related costs of those revenues. SAB 101 will not be effective for us until the fiscal year beginning October 1, 2000. We have reviewed the requirements of SAB 101 as currently proposed and believe our policies on revenue recognition and related costs of those revenues are in compliance with this new standard. Therefore, we do not believe that SAB 101 will have a significant effect on our financial position or results or operations. However, we will continue to review new interpretations of the standard as they become available and will make adjustments to our internal policy as they become appropriate. Further implementation guidelines relating to SOP 97-2 and related modifications or interpretive guidance from the SEC regarding SAB 101 may result in unanticipated changes in our revenue recognition practices and such changes could affect our future revenues and earnings.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash equivalents are invested in short-term debt instruments while certain portions of our outstanding long-term debt bear interest at variable rates. Based on our marketable securities portfolio and interest rates at June 30, 2000, a one percent increase or decrease in interest rates would result in a decrease or increase of approximately $141,000, respectively, in the fair value of the marketable securities portfolio. Changes in interest rates may affect the fair value of the marketable securities portfolio; however, such gains or losses would not be realized unless the investments are sold.

PART II.   OTHER INFORMATION


     ITEM 5.   OTHER INFORMATION

     On June 9, 2000, we granted options to purchase 2,253,605 shares of common stock to employees at an exercise price of $5.00 per share. These options vest over a period of 2 1/2 years subject to acceleration based upon achieving certain financial targets in the future.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit No.           Description of Exhibit
     ----------            ----------------------
        27.01              Financial Data Schedule.



     Reports on Form 8-K

     On May 5, 2000, we filed a current report on Form 8-K dated April 26, 2000 under Item 5 announcing that our Chief Financial Officer would resign effective June 1, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: August 14, 2000                          CONCUR TECHNOLOGIES, INC.

                                           By /s/ STEPHEN A. YOUNT
                                             ---------------------------------
                                                  Stephen A. Yount
                                               Chief Financial Officer and
                                               Executive Vice President of
                                                       Operations

                                 EXHIBIT INDEX

  Exhibit No.            Description of Exhibit
  ----------             ----------------------
     27.01               Financial Data Schedule.