Form 10-K
period 2000-09-30
CONCUR TECHNOLOGIES INC
filed 2000-12-29
CIK 1066026

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              ------------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000             Commission File Number: 0-25137

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

                              ------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of December 15, 2000, 25,365,936 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on December 15, 2000 of $1.688 per share) was approximately $42.8 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended September 30, 2000, are incorporated by reference in Part III hereof.


================================================================================

                           CONCUR TECHNOLOGIES, INC.

                        TABLE OF CONTENTS FOR FORM 10-K

PART I....................................................................................................   3

Item 1.     Business......................................................................................   3
Item 2.     Properties....................................................................................  20
Item 3.     Legal Proceedings.............................................................................  20
Item 4.     Submission of Matters to a Vote of Security Holders...........................................  20

PART II...................................................................................................  20

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.........................  20
Item 6.     Selected Consolidated Financial Data..........................................................  22
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........  23
Item 7A.    Quantitative and qualitative disclosures about market risk....................................  30
Item 8.     Financial Statements and Supplementary Data...................................................  31
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  56

PART III..................................................................................................  56

Item 10.    Directors and Executive Officers of the Registrant............................................  56
Item 11.    Executive Compensation........................................................................  56
Item 12.    Security Ownership of Certain Beneficial Owners and Management................................  56
Item 13.    Certain Relationships and Related Transactions................................................  56

PART IV...................................................................................................  56

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................  56

                                    PART I

ITEM 1.  BUSINESS

Special Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. You can identify these statements by our use of the future tense, or by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "continue," and other similar words and phrases. Reliance should not be placed on these forward-looking statements because they involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under "Factors That May Affect Results of Operations and Financial Condition" contained in Part I, Item 1 of this report, elsewhere in this report, and in our other filings with the Securities and Exchange Commission. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material and adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation or duty to update any such forward-looking statements.

Overview

     Concur Technologies, Inc.(TM) is a leading provider of Corporate Expense Management software and services that automate costly and inefficient business processes, allowing companies to leverage their most limited resources: time, money, knowledge, and energy. Our software products include Concur Expense(TM) for travel and entertainment expense management, Concur Payment(TM) for employee requests for vendor payments, Concur Time(TM) for time tracking and reporting, and Concur Human Resources(TM) for human resources self-service. These software products are designed to meet the needs of businesses of all sizes through license and application service provider ("ASP") models. Since 1996, nearly 600 companies, representing over three million employees, have selected our software and services to reduce their costs and increase their productivity and access to data about their internal business processes.

     We sell our software and services through our direct sales organization and through indirect channels. We also have developed a number of strategic relationships. Currently, one of our most significant reseller arrangements is with ADP, Inc., a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider. ADP has agreed to resell and jointly market our ASP solutions for travel and entertainment expense management to ADP's existing customers and potential new customers.

Industry Background

     In response to competitive conditions worldwide, businesses seek cost savings and productivity gains by using software solutions to automate enterprise business processes. These solutions traditionally targeted discrete functional or department-level business processes involving relatively few employees. However, businesses are now seeking similar solutions for employee-centric business processes, including travel and entertainment expense management, time tracking and reporting, employee requests for vendor payments, human resources self-service, and facilities management. The emergence of the Internet and corporate intranets has made it possible to deploy software solutions that reach all employees in an enterprise and connect the enterprise to corporate partners and service providers. In addition, in contrast to traditional client-server applications, Internet and intranet-based applications can be deployed rapidly throughout the enterprise on a cost-effective basis.

     We believe that customers using our solutions can realize significant operating cost savings through reduced processing costs and greater efficiency through increased business intelligence. Based on a 1997 study conducted by American Express, businesses using best-in-class automation solutions that process 1,000 to 5,000 travel and entertainment expense reports per month can achieve savings of $300,000 to $1.5 million per year in processing costs alone. We believe our customers can achieve these cost savings rapidly because our products are designed to minimize burdens on customer information technology ("IT") professionals and to maximize employees' ease of use. Our solutions are designed to deploy rapidly, scale enterprise-wide, and integrate easily with an organization's existing IT infrastructure, enabling our customers' IT personnel to deliver and support solutions quickly and cost-effectively. For example, one customer deployed our Concur Expense software to more than 25,000 employees in less than 90 days, and has since deployed Concur Expense to more than 80,000 employees. Employees readily adopt our solutions because they are easy to use, significantly reduce unproductive time, and shorten reimbursement, fulfillment, and processing cycles.

Our Corporate Expense Management Solutions

     We believe that we are a leading provider of Corporate Expense Management software and services, based on a combination of the number of customers we serve, the number of our solutions, the features our solutions provide, and the flexibility of our delivery models.

Our software products include:

     .  Concur Expense for travel and entertainment expense management;

     .  Concur Payment for employee requests for vendor payments;

     .  Concur Time for time tracking for billing and allocation purposes; and

     . Concur Human Resources for manager and employee self-service HR transactions.

Our software products can be delivered to customers through two delivery models:

     .  A license model targeted primarily to large companies; and

     . An ASP model targeted primarily to mid-to-large companies that want a configured solution offered on an outsourced basis.

     Presently, we offer Concur Expense, Concur Time, Concur Payment, and Concur Human Resources in the license model. We offer Concur Expense in the ASP model. We offer licenses for our solutions based on the number of users or employees in an enterprise. The typical order size for our license solutions and related services ranges from $250,000 to $1.5 million, with some transactions exceeding $2.0 million. We also offer our ASP solutions on a per employee subscription basis. The typical monthly fee for our ASP solutions ranges from approximately $500 to $3,000 per month per application, depending on the total number of users, with some transactions exceeding $15,000 per month per application.

     Our software products benefit a number of groups within an enterprise, including corporate management, IT professionals, and employees. For corporate management, our software products provide tools that reduce the amount of time required to administer, manage, and process expense reports, timesheets, and payment requests. These tools are Web-based "thin client" applications that greatly increase productivity for these business functions. Also, our software products provide reporting capabilities that provide corporate management with access to the information gathered by our software products for the purposes of trend analysis, vendor negotiation, financial planning, and other needs. For IT professionals, our software products provide simple, Web-based, thin client applications for the administration, management, and monitoring of our solutions. These tools provide a means for managing employee information, batch processes, database maintenance, and data interoperability. For employees, our software products provide an intuitive, easy to use interface for the creation of expense reports, timesheets, and payment requests, which reduces the amount of time required to create these documents.

Concur Expense

     Concur Expense automates the travel and entertainment expense management process, including expense report preparation, approval, processing, and data analysis.

     Report Preparation. Concur Expense includes features that facilitate report preparation for end-users. The application uses corporate charge or credit card information to prepopulate a user's expense report with transaction data covering various information required for the expense report, including transaction date, type of expense, vendor, location, method of payment, currency amount, and foreign currency conversion. Using a graphical user interface, employees supply additional expense-related information by using pull-down menus. To eliminate the task of sorting receipts, Concur Expense allows users to enter data in any order. Features of the application also automate the complicated process of itemizing hotel receipts. With each use of Concur Expense, the application retains commonly-incurred expense information and uses this information to help complete the next expense report. Other ease-of-use features include simple "checkbook" style input screens, the ability to create "attendees" lists, mileage reimbursement tracking, and automatic flagging of non-compliant and incomplete entries.

     Report Approval. Concur Expense allows each customer to determine how expense reports should be processed, whether by submission to a manager for approval before processing, or by submission to the accounting department for immediate review and payment. Once the report is submitted, the approver receives an e-mail message containing an intranet link to Concur Expense, where all reports awaiting approval are listed. Concur Expense can be configured to route the report for approval based on cost center, dollar limit, or other criteria. Items that do not comply with corporate policy can be automatically flagged for review, allowing approvers to focus on problematic items. Approvers can reject individual line items, while allowing the rest of the report to continue in the approval process. Once approved, the report is automatically forwarded to the next phase in the process or to the enterprise's accounting department, and the user is notified of the action.

     Report Processing. Concur Expense streamlines back-office processing of expense reports in a number of ways. Because all expense reports are prepared electronically, the processing department no longer needs to check the arithmetic of each report manually. Moreover, businesses can reduce the time spent auditing reports by choosing to audit only those reports automatically flagged as not compliant with corporate travel and entertainment expense policies. In addition, Concur Expense reduces the number of status inquiries between employees and processing departments by automatically updating the status of reports in the database, and alerting employees via e-mail to the status of their reports. Concur Expense allows significant time savings by automatically posting expense report information to the customer's enterprise resource planning ("ERP") or accounting package, eliminating the manual re-entry of this data. Concur Expense further simplifies processing by producing bar-coded receipt submission cover pages to validate delivery of receipts associated with expense reports. Concur Expense also helps companies claim reimbursement of tax credits by tracking VAT, GST, and other international taxes.

     Data Analysis. Concur Expense utilizes business intelligence software to analyze expense data. This information can be presented graphically in various display formats and allows managers to determine total spending according to vendor, location, or other user-defined criteria. With knowledge of this data, managers can analyze trends and determine methods for controlling costs or negotiating more favorable terms with vendors. Managers can also analyze the data to monitor compliance with corporate travel and expense policies and determine if policy modifications are appropriate. Concur Expense also can provide companies with information relating to unused airline tickets, booked versus actual travel reporting, and foreign currency rates.

Concur Payment

Concur Payment allows companies to deploy automated "Check Request" and invoice entry functionality to employees and dramatically reduce the data entry burden for accounts payable departments. By deploying this functionality to the employee, companies can ensure that the right information and approvals are collected, reducing the overall effort for accounts payable departments. Concur Payment automates every step in the payment process so that companies can achieve:

     .  Timely and more accurate vendor payments;

     .  More efficient approval process;

     .  More accurate accounting and tracking of non-purchase order expenses;

     .  Improved efficiency of the accounts payable department; and

     .  Improved employee productivity.


Overall, Concur Payment eliminates paper forms and manual processing, reducing processing costs and saving valuable resources. Immediate and long-term benefits of Concur Payment include:

     . Reduced costs. Concur Payment ensures that the right information is collected up-front from the employees authorizing the purchase or service, and automates every step within the payment process. By capturing the right information initially, reducing re-keying and errors, and processing payment requests online, the accounts payable departments of our customers can significantly reduce the cost and effort associated with managing vendor payments.

     . Increased employee productivity. Concur Payment streamlines the payment request process for employees by enabling online forms, identifying and defaulting required information, and automating the approval process. Employees have access to instant online status updates.

     . Improved payment turnaround time. Concur Payment automates the manual, paper-based process, minimizing the number of steps and people involved. This results in more timely payment to vendors, which in turn improves supplier relationships and management.

     . Increased focus on strategic activities. Concur Payment allows both individual employees and the accounts payable departments of our customers to minimize the administrative time and effort associated with employee-initiated vendor payment requests, freeing them to focus on more strategic business activities and objectives.

Concur Time

Concur Time allows customers to track time for billing and allocation purposes. In many businesses today, the time tracking process is fraught with inefficiencies, such as:

     .  Lengthy turn-around times and procedures.

        .  Time and costs of tracking down late or missing time sheets.

        .  Manual, paper-based approval process.

        .  Drains on employee and project manager productivity.

     .  Errors and inefficiencies.

        .  Time reporting errors due to inaccurate project codes and time data.

        .  Re-key in payroll or billing departments.

        .  Delayed billing cycles; slow turn-around on receivables.

     .  Lack of real-time data.

        .  Inability to capture real-time billing and revenue data.

        .  Difficulty tracking project status and cost.

        .  Lead times in obtaining employee utilization information.


By automating this process using Concur Time, immediate and long term benefits include:

     . Improve billing accuracy and reduce timelines - by collecting time information directly from employees in a thin-client, Web-based application and routing the timesheet through manager approval automatically, companies can improve the accuracy of the timesheets that reach the accounting department. This in turn allows invoices to reach customers faster with more accurate information.

     . Reduce time collection and accounting costs- by automating this process, companies eliminate the thousands of paper forms that must be manually processed through the back office. Our solution allows all timesheets to arrive in the back office electronically and be processed, routed and approved online.

     . Improve management of project costs - as information is collected through our solution, companies can access and analyze this information in order to gain a clearer understanding of the true costs of their projects. This data can in turn be used to adjust staffing levels, billing rates, etc.

     . Increase employee productivity - by automating this process, companies can increase the productivity of their most valuable resource - their employees. Using our solutions, employees spend less time creating timesheets and have more time to focus on their core responsibilities.

Concur Human Resources

     Concur Human Resources is a comprehensive application that automates employee and managerial human resources processes for enterprise customers. Concur Human Resources offers a variety of modules for employee and managerial self-service tasks, enabling customers to choose the applications that meet their needs and to add new components or customized applications as their business needs grow and change. Concur Human Resources allows employees and managers to access and update information easily, process everyday human resources transactions quickly, and conduct many everyday transactions without the involvement of human resources personnel. This reduces administrative costs and allows the human resources staff to maximize employee productivity and efficiency.

     Employee Self-Service Applications. Concur Human Resources allows employees to review and modify information in the human resources, payroll, and benefits management systems. Our HR Core (Personal Information) application, which is a foundation component of Concur Human Resources, provides security, navigation, search, display, and maintenance capabilities, and allows employees to access information about company personnel. Our Payroll and Paid-Time-Off (Payroll Information) application allows employees to access their payroll and W-4 data, view their paycheck stubs and perform updates to deductions, withholdings, and direct deposit data. Our Benefits Enrollment and Modeling (Benefits Enrollment) application allows employees to access information about the employer's benefit plans, and to complete enrollment forms, 24 hours per day, seven days per week. Concur Human Resources' employee self-service applications are "role based" in that each user's access rights, views, and workflow are tailored to that user's role in the organization.

     Managerial Self-Service Applications. Concur Human Resources also automates managerial human resources tasks. Our Events@Work (Employee Manager) application, which is a component of Concur Human Resources, provides managers the convenience of a single access point to manage planning and day-to-day transactions such as performance reviews, salary planning, and position management (including inter-departmental transfers, salary changes, promotions, and terminations). The Compensation and Salary Management application also provides managers with easy access to decision-critical information such as compensation data and department compensation plans, modeling, and approvals. These applications reduce the time that managers must spend on routine administrative functions, allowing them to spend more time on core business matters. Like the Concur Human Resources employee self-service applications, Concur Human Resources managerial self-service applications are role based.

     Human Resources Management System Integration. Concur Human Resources integrates with the back-office human resources management systems offered by PeopleSoft and Tesseract. In addition, Concur's open system approach has been integrated with many other human resources management systems developed by partners and customers.

     HR Procedure Control and Security. Concur Human Resources meets business needs for scalability, security, and enterprise-wide distribution. Management staff, HR personnel, and employees can access the HR information they need, but access is strictly controlled so that each employee only has access to the applications, functions, and data appropriate to their roles within the company. Concur's security model ensures that sensitive data is available only to appropriate users. Dynamic Profiling(TM) determines access dynamically, based on the relationship of the user to the organization, to the employee records being accessed, and to the transaction being performed. Company policies, employee contracts, compensation plans, and rules are securely protected and accessible to authorized personnel only.

Professional Services

     Our professional services organization was formed in 1996 to offer consulting, customer support, and training in connection with our Corporate Expense Management software and services.

     Consulting. We offer a variety of consulting services in connection with implementation of our software products. Our consulting staff meets with customers prior to product implementation to review the customer's existing business processes and IT infrastructure, and to provide advice on ways to improve these processes using industry best practices and prior experiences with similar customers. Our consultants also install, configure, and test our applications and integrate them with our customers' existing systems. Our consultants further help customers develop a strategy for the customers' enterprise-wide deployment of our applications.

     Customer Support. We provide product upgrades and customer support through our "CustomerOne" customer support program. Our CustomerOne program provides telephone support as well as 24-hour electronic access via the Internet, including online case entry and review, access to technical information documents and technical tips. Customers routinely subscribe for the first year of the CustomerOne program at the time they license an application; thereafter, support may be renewed on an annual basis.

     Training. We offer a variety of training programs for our products. These classes are tailored to particular user groups, such as end users, help desk personnel, and trainers. Training classes are offered at customer sites and also at our headquarters in Redmond, Washington. We also provide training classes for third-party service providers, such as systems integrators.

Strategy

Our objective is to extend our leadership position in Corporate Expense Management solutions that automate business processes across an enterprise. Key elements of our strategy include the following:

     Expand Product Functionality and Architecture. We plan to continue our innovation and development of advanced features and functionality for our products, increasing their utility to our customers and facilitating broader market acceptance for them. In fiscal 2000, we introduced two new product offerings - Concur Time and Concur Payment - to complement our existing Corporate Expense Management solutions. We believe that our product expansion, together with the increasing demand for Concur Expense as an ASP solution, will allow us to extend our leadership position.

     Expand Our Small and Mid-Sized Company Market Presence. We intend to expand our presence in the market for small and mid-size companies through a combination of expanding our indirect sales channel and offering our software products on an ASP basis to this market segment. Our ASP solution is offered on a per-employee subscription-pricing basis to companies seeking to outsource their corporate expense management applications. We expect that this offering will be particularly attractive to businesses with 50-1,000 employees, which typically have limited IT staff and budget resources. Our ASP solution is currently available with Concur Expense; we expect to add Concur Time and Concur Payment at a later date.

     Expand Our ASP Solution to the Large Company Market. We expect to expand our ASP solution to large companies through both our direct and indirect sales channels. This will enable large companies to outsource their travel and entertainment expense reporting and still configure the application to meet their needs in much the same way they would have been able to configure the application if they had licensed Concur Expense and installed it on their intranet servers.

     Expand International Presence. We believe that additional demand exists for our products outside of the United States. For fiscal 2000, our international revenues increased to 10% of total revenues from less than five percent of our total revenues for fiscal 1999. We intend to continue our investment in international sales and marketing in an effort to increase sales of our Corporate Expense Management solutions worldwide. We also plan to localize our applications for new countries, and to add new features and functionality to our products to accommodate accounting, customs, currency, and tax requirements of foreign jurisdictions.

     Expand Relationships With Strategic Third Parties. We intend to expand our relationships with existing strategic partners and to develop additional relationships with providers of complementary applications and products. We have developed strong relationships with leading corporate charge card providers, payroll processors, and systems integration and consulting firms, and we intend to establish similar relationships with information technology outsourcing companies.

     Our strategy involves substantial risk. There can be no assurance that we will be successful in implementing our strategy or that it will lead to achievement of our objectives. If we are unable to implement our strategy effectively, our business will be materially adversely affected. See "Factors That May Affect Results of Operations and Financial Condition" below.

Customers

     We have nearly 600 customers, representing over three million employees, who have selected our solutions. The following table lists a selection of our significant customers since fiscal 1996:

Technology/Telecommunications/Media          Consumer
-----------------------------------          --------
ADP, Inc.                                    Anheuser-Busch Companies Inc.
AT&T Corp.                                   Avon Products, Inc.
American Management Systems, Inc.            Bestfoods
Bell South Corporation                       The Clorox Company
Cable & Wireless                             DaimlerChrysler Corporation
Cambridge Technology Partners                Eastman Kodak Company
Computer Sciences Corporation                The Gap, Inc.
Dell Computer Corporation                    The Gillette Company
DoubleClick                                  J.C. Penney Company, Inc.

Dow Jones & Company                          Levi Strauss & Co.
The Hearst Corporation                       Maytag Corporation
Knight-Ridder, Inc.                          Ocean Spray Cranberries, Inc.
KPMG                                         Revlon, Inc.
Lucent Technologies, Inc.
Motorola, Inc.                               Financial Services
The New York Times Company                   ------------------
Quantum Corporation                          ABN Amro Holding N.V.
Reuters Limited                              American Express Travel Related Services Company
SBC, Inc. (Southwestern Bell)                Bear Stearns & Co. Inc.
Seagate Technology, Inc.                     Comdisco, Inc.
Sprint Corporation                           Credit Suisse First Boston Corporation
Texas Instruments Incorporated               Dresdner Kleinwort Benson
                                             First Union Corporation
Industrial/Manufacturing                     J & H Marsh & McLennan, Inc.
------------------------                     John Hancock Financial Services
Allied Signal Inc.                           J.P. Morgan Services Inc.
Case Corporation                             Lehman Brothers Inc.
Eaton Corporation                            Nomura International
E.I. du Pont de Nemours and Company          Royal Insurance
Equistar Chemicals                           SAFECO Insurance Company of America
Guardian Industries Corporation              Transamerica Corporation
Hughes Space and Communications Company      Wells Fargo Bank, N.A.
Monsanto Company
Navistar International                       Energy and Natural Resources
Northrop Grumman Corporation                 ----------------------------
PPG Industries, Inc.                         Amerada Hess Corporation
Solutia, Inc.                                Baltimore Gas & Electric Company
The Timken Company                           Broken Hill Proprietary Company Limited
Trinity Industries, Inc.                     Exxon-Mobil Corporation
USG Corporation                              Florida Power & Light Company
                                             Occidental Petroleum Corporation
Pharmaceutical/Health Care                   Ontario Power Generation
--------------------------                   Ultramar Diamond Shamrock Corporation
Baxter Heathcare Corporation                 Southern California Edison Company
Bristol-Myers Squibb Company                 Texaco Inc.
Columbia/HCA Healthcare Corporation
Magellan Health Services, Inc.               Other
Merck, Sharpe & Dohme Limited                -----
Pfizer Inc.                                  American Airlines, Inc.
Pharmacia & Upjohn Co.                       Battelle Memorial Institute
Solvay Pharmaceuticals, Inc.                 British Midland
Tenet Healthcare Corporation                 Federal Express Corporation
                                             Harvard College
                                             J. Walter Thompson
                                             Ontario Ministry of Labour
                                             Rockwell International
                                             United States Postal Service

     No customer accounted for 10% or more of our total revenues in fiscal 2000, 1999, or 1998.

Sales

     We sell our solutions through our direct sales organization, with sales professionals located in metropolitan areas throughout the United States and the United Kingdom, and through indirect channels. Field-based sales engineers provide technical sales support. Direct telesales and telemarketing representatives based at our headquarters in Redmond, Washington support the field sales force in addition to directly selling our ASP solutions.

     Because our solutions affect employees throughout an enterprise, our sales effort involves multiple decision makers and frequently includes the chief financial officer, vice president of finance, controller, and vice president of human resources. While the average sales cycle varies substantially from customer to customer, for initial sales it has generally ranged from three to twelve months, with some transactions exceeding fifteen months. See "Factors That May Affect Results of Operations and Financial Condition--Our Lengthy Sales Cycle Could Adversely Affect Our Revenue Growth."

     We have developed a number of strategic relationships. For example, ADP, a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider, has agreed to resell and jointly market our ASP solutions for travel and entertainment expense management to existing ADP customers and potential new customers. While we believe that our relationships with our strategic partners are good, many of them have multiple strategic relationships, and we may not be regarded as significant for their own businesses. In addition, our strategic partners may attempt to develop or acquire products or services that compete with our products or services. Any inability to maintain our strategic relationships or to enter into additional strategic relationships may have a material adverse effect on our business. See "Factors That May Affect Results of Operations and Financial Condition -- It is Important for Us to Establish and Maintain Strategic Relationships."

     Substantially all of our revenues have been derived from the sale of licenses of Concur Expense and related services, and to a lesser degree, the sale of licenses and services relating to Concur Human Resources. Revenues from Concur Expense and related services represented approximately 87% of our total revenues in 2000, compared to approximately 83% and 86% of total revenues in 1999 and 1998, respectively. We anticipate that revenues from Concur Expense and related services will continue to represent a meaningful portion of our total revenues in 2001. See "Factors That May Affect Results of Operations and Financial Condition -- We Rely Heavily on Sales of One Product."

Marketing

     Our marketing efforts are directed at promoting the Concur brand and our Corporate Expense Management software and services, extending our leadership position in travel and entertainment expense management and human resources solutions, and increasing our market share in solutions for employee requests for vendor payments and time tracking and reporting. Our marketing programs are targeted at accounting, finance, human resources, and travel executives, and are focused on creating awareness of, and generating interest in, our solutions.

     We engage in a variety of marketing activities, including developing and executing co-advertising and co-marketing strategies designed to leverage our existing strategic relationships, targeting additional strategic relationships, managing and maintaining our Web site, conducting public relations campaigns, and establishing and maintaining close relationships with recognized industry analysts. We are an active participant in technology-related conferences and demonstrate our products at trade shows targeted at accounting, finance, human resources, and travel executives.

     We believe that demand is increasing, and will continue to increase, for Corporate Expense Management solutions such as those we sell. We may not be able to expand our sales and marketing staff, either domestically or internationally, to take advantage of any increase in demand for Corporate Expense Management solutions. Our failure to expand our sales and marketing organization or other distribution channels could materially adversely affect our business. See "Factors That May Affect Results of Operations and Financial Condition--We Depend on Our Key Employees" and "--We Must Attract and Retain Qualified Personnel."

Product Development

     We have been an innovator and leader in the development of Corporate Expense Management solutions. We believe that we were one of the first to introduce a commercially successful travel and entertainment expense reporting software application. We also believe that we pioneered Corporate Expense Management solutions in an ASP model.

     Our software engineering organization is responsible for developing new software and services as well as enhancing our existing software and services. We believe that a technically skilled, quality-oriented, and highly productive software development organization will be a key component of the continued success of new product offerings. As of September 30, 2000, we employed 107 people in research and development. Our software engineering team is organized into six disciplines: development, quality assurance, documentation, product design, configuration management, and program management. Members from each of these disciplines, along with a product manager from our marketing department, form separate product teams that work closely with sales, marketing, professional services, customers, and prospects to better understand market needs and requirements. When required, we also use third-party development firms to expand the capacity and technical expertise of our internal research and development team. Additionally, we may license third-party technology that is incorporated into our products. We have a well-defined software development methodology that we believe allows us to deliver products that satisfy real business needs and meet commercial quality expectations.

     We examine new technologies and platforms on an ongoing basis to determine their potential benefits to our customers. For example, we currently develop products using Microsoft(R) development tools and create thin-client,

Web-based solutions which run on multiple platforms, including Microsoft(R) Windows, Unix(R), and Macintosh(R). The solutions currently work with ODBC(R) compliant databases including Microsoft(R) SQL Server(R) and Oracle(R).

     For the years ended December 31, 2000, 1999, and 1998, we incurred gross research and development expenditures of $31.2 million, $19.4 million, and $10.3 million, respectively. While we believe our software engineering team will continue to deliver products that meet the business needs and quality expectations of our customers, our development efforts may not be completed within our anticipated schedules, and if completed, they may not have the features necessary to make them successful in the marketplace. Future delays or problems in the development or marketing of product enhancements or new products could result in increased research and development costs and otherwise have a material adverse effect on our business. See "Factors That May Affect Results of Operations and Financial Condition--We May Experience Difficulties in Introducing New Products and Enhancements to Existing Products" and "--Our Effort to Sell Products Under an ASP Model May Fail."

Competition

     The market for our solutions is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our primary source of direct competition comes from independent software vendors of Corporate Expense Management solutions, and from providers of ERP software applications that have or may be developing products similar to those we sell. We also face indirect competition from potential customers' internal development efforts and have to overcome their reluctance to move away from existing paper-based systems.

     Our major competitors in the Corporate Expense Management field include Captura Software, Inc., Extensity, Inc., Gelco Information Systems, iClick, Inc., Interlynx Technology Corporation, International Business Machines Corporation, ProBusiness Services, Inc., and Workscape, Inc. In addition, several major ERP vendors such as Oracle Corporation, PeopleSoft, Inc., JD Edwards, and SAP AG have already developed or created partnerships to develop Corporate Expense Management solutions. These companies have begun to sell these products along with their ERP application suites. We also expect to face competition from new entrants including those ERP providers that do not already market products similar to ours. Most of the major ERP providers have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective ERP application suites.

     We believe that the principal competitive factors considered in selecting Corporate Expense Management solutions are functionality, interoperability with existing IT infrastructure, price, and an installed referenceable base of customers. With respect to functionality, we believe that we offer solutions with generally more features than other competing solutions, and that we have often been the first to offer new and innovative features, such as prepopulation of expense reports based on credit card information. We believe we were one of the first providers of Corporate Expense Management solutions, and one of the first companies to offer these solutions in an ASP model. In addition, our solutions were designed and built to interoperate with existing IT systems and can often be deployed on an enterprise customer's existing IT infrastructure. Many of our competitors have chosen to develop their Web-based applications using an architecture that we believe is difficult to deploy on a large scale within today's corporate IT infrastructure. We believe the prices of our product offerings are competitive with the prices for the products of our competitors.

     Many of our competitors in the Corporate Expense Management markets have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers. Moreover, a number of our competitors, particularly major ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

     It is also possible that new competitors or alliances among competitors or other third parties may emerge and rapidly acquire market share. We expect that competition in our markets will increase as a result of consolidation and the formation of alliances in the industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could harm our business. We may not be able to compete successfully against current or future competitors and the competitive pressures we face may materially adversely affect our business. See "Factors That May Affect Results of Operations and Financial Condition--We Face Significant Competition" and "-- It is Important for Us to Establish and Maintain Strategic Relationships."

Intellectual Property Rights

     Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. Currently, we do not own any issued patents or have any patent applications pending. As part of our efforts to protect our proprietary information, we enter into license agreements with our customers and nondisclosure agreements with certain of our employees, consultants, corporate partners, customers, and prospective customers. These agreements generally contain restrictions on disclosure, use, and transfer of our proprietary information. We also employ various physical security measures to protect our software source codes, technology, and other proprietary information.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology that we consider proprietary, and third parties may attempt to develop similar technology independently. In particular, we provide our licensed customers with access to object code versions of our software, and to other proprietary information underlying our software. In a small number of instances, we have provided our licensees with limited access to source code versions of our software in order to facilitate more extensive testing of such products. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Overall, the protection of our proprietary rights may not be adequate and our competitors may independently develop similar technology. In addition, in connection with numerous recent changes in our product names, and the relatively recent change in our company's name, we have recently filed trademark applications in the United States and in certain foreign countries. We do not have assurance that our strategy with respect to our trademark portfolio will prove adequate to secure all necessary intellectual property rights in foreign countries or to protect us from claims by third parties, either domestically or in foreign countries. There also can be no assurance that any of our copyrights or trademarks will not be challenged and invalidated.

     We are not aware that our products, trademarks, copyrights, or other proprietary rights infringe the proprietary rights of third parties. Third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or consultants, including through acquisition, who have worked for independent software vendors or other companies developing products similar to those offered by us. Such prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such claims, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with such parties. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse effect upon our business. See "Factors That May Affect Results of Operations and Financial Condition--Our Ability to Protect Our Intellectual Property is Limited and Our Products May be Subject to Infringement Claims by Third Parties."

Employees

     As of September 30, 2000, we had approximately 379 full-time employees, of whom 19 were based in the United Kingdom and three in Australia. These employees included 107 engaged in research and development, 90 in sales and marketing, 139 in consulting, training, and technical support, and 43 in administration and finance. No employees are known by us to be represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain, and motivate highly qualified sales, technical sales, development, professional services, and managerial personnel. Competition for such qualified personnel in our industry is intense, particularly in the Seattle area, where our headquarters is located, and in the San Francisco area, where the majority of the employees servicing the Concur Human Resources product offering is located, and particularly with respect to software development, marketing, and management personnel. In addition, competitors may attempt to recruit our key employees. There can be no assurance that we will be able to attract or retain employees in the future. See "Factors That May Affect Results of Operations and Financial Condition--We Depend on Our Key Employees," and "-- We Must Attract and Retain Qualified Personnel."

Factors That May Affect Results of Operations and Financial Condition

     We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. Readers should pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report and our other filings with the Securities and Exchange Commission.

Our Business is Difficult to Evaluate and We Have a History of Losses.

     We are still in the early stages of our development and our business model is unproven, so evaluating our business operations and our prospects is difficult. We incorporated in 1993 and have incurred net losses in each quarter since then. Our business model and operating plan have evolved over time and remain unproven. Furthermore, we expect to devote substantial financial and other resources to expanding our sales and marketing, research and development, and professional services organizations. These investments may never produce a profit. We incurred net losses totaling $75.7 million, $46.5 million, and $26.2 million in fiscal 2000, 1999, and 1998, respectively. As of September 30, 2000, we had an accumulated deficit of $165.4 million. We expect to continue to incur net losses for the foreseeable future.

We Rely Heavily On Sales of One Product.

     Since 1997, we have generated substantially all of our revenues from licenses and services related to our Concur Expense product. We believe that Concur Expense revenues will continue to account for a large portion of our revenues for the foreseeable future. Our future financial performance and revenue growth will depend upon the successful development, introduction and customer acceptance of new and enhanced versions of Concur Expense, Concur Time, Concur Payment, Concur Human Resources, and other applications, and our business could be harmed if we fail to deliver the enhancements to our current and future products that customers want. Although we believe that our products and services present the basis for growth for our business, there can be no assurance that our products and services will achieve widespread market penetration or that we will derive significant revenues or any profits from the sale of such products and services.

We Depend on Service Revenues to Increase Our Overall Revenues; Services May Not Achieve Profitability.

     Our service revenues have increased each year as a percentage of total revenues. Service revenues represented 62.4%, 35.2%, and 34.5% of total revenues for fiscal 2000, 1999, and 1998, respectively. We anticipate that service revenues will continue to represent a significant percentage of total revenues. The level of service revenues depends largely upon our consulting services and ongoing renewals of customer support contracts by our growing installed customer base. Our consulting revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. We formed our professional services organization in 1996. Since then, we have not consistently achieved profitability with respect to these services. Due to the increasing costs of operating a professional services organization, we may not be able to sustain profitability in this part of our business in the near future, or ever.

Our Dependence on Software License Revenues Makes Our Operating Results Difficult to Predict.

     Our licensed software products, from which we derive a substantial percentage of our revenues, are typically shipped when orders are received, so license backlog at the beginning of any quarter in the past represented only a small portion of that quarter's expected license revenues. This makes license revenues in any quarter difficult to forecast because they depend on orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. If revenues fall below our expectations in a particular quarter, our business could be harmed. In the first three quarters of fiscal 2000, our revenues did, in fact, fall below our own and consensus securities analysts' estimates for those quarters and, as a result, the price of our stock declined significantly during those periods. If our revenues fall below our own estimates or below the consensus analysts' estimate in an upcoming quarter, our stock price could decline further, harming our business significantly in terms of, among other things, diminished employee morale and public image. See "--We Are at Risk of Securities Class Action Litigation Due to Our Stock Price Volatility."

Our Efforts to Offer Products Under an ASP Model May Fail.

     In early fiscal 2000, we began to offer our software products under an Internet-based ASP model to complement our traditional licencing of these products. We offer our ASP offering on a subscription basis to companies seeking to outsource their corporate expense management applications. This business model is unproven and represents a significant departure from the strategies we and other enterprise software vendors have traditionally employed. We have no experience selling products or services under an ASP model, and our efforts to develop this ASP business have diverted, and we expect will continue to divert, our financial resources and management time and attention away from other aspects of our business. In connection with our ASP business, we have engaged third-party service providers to perform many of the necessary services as independent contractors, and we are and will be responsible for monitoring their performance. We have limited experience outsourcing services or other important business functions in the past, and independent contractors may not perform those services adequately. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed. We also plan to use resellers to market our ASP offering. We have limited experience utilizing resellers and we may not be successful in this effort. Even if our strategy of offering products to customers over the Internet proves successful, some of those Internet customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements. Any such shift in potential license revenues to the ASP model, which is unproven and potentially less profitable, could harm our business.

Security and Other Concerns May Discourage Customers From Purchasing Under Our ASP Model.

     If customers determine that our ASP offering is not scalable, does not provide adequate security for the dissemination of information over the Internet, or is otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept our ASP products for use on the Internet or on a subscription basis, our business will be harmed. As an ASP provider, we expect to receive confidential information, including credit card, travel booking, employee, purchasing, supplier, and other financial and accounting data, through the Internet or extranets, and there can be no assurance that this information will not be subject to computer break-ins, theft and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, or other harm to our business. In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.

We Are At Risk of Securities Class Action Litigation Due to Our Stock Price Volatility.

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation, either due to stock price declines associated with our failure to meet consensus analysts' estimates for revenues or earnings for prior fiscal periods or due to future volatility in our stock price. This litigation could result in substantial costs and divert management's attention and resources.

We Have Been Public for Only a Short Time and Our Stock Price has been Volatile.

     We completed our initial public offering in December 1998. Since then, the market price of our common stock has been highly volatile and is subject to wide fluctuations. We expect our stock price to continue to fluctuate:

     .  in response to quarterly fluctuations in our operating results;

     . in reaction to announcements of technological innovations, new products, or significant agreements by us or our competitors;

     . in reaction to changes in prices of our products or the products of our competitors;

     .  because of market conditions in our industry;

     . in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors; and

     .  as a result of the active trading of our stock by online day traders.

See also "--Our Dependence on Software License Revenues Makes Our Operating Results Difficult to Predict."

We Face Significant Competition.

     The market for our products is intensely competitive and rapidly changing. Direct competition comes from other providers of travel and entertainment expense management, human resources self-service software, and from providers of ERP software that have or may be developing travel and entertainment expense management software or human resources self-service software. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers than we do. Some of our competitors, particularly major ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than us. In addition, we anticipate the entrance of new competitors in the future. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition, and results of operations. We also face indirect competition from potential customers' internal development efforts and have to overcome their reluctance to move away from existing paper-based systems. See also "Business -- Competition" above.

Our Efforts to Manage Changing Business Conditions May Fail.

     Our future operating results will depend, in part, on our ability to manage changing business conditions. If we are unable to do so effectively, our business, financial condition, and results of operations could be materially and adversely affected. Our ability to manage changing business conditions depends, in part, on our ability to attract, train, and retain a sufficient number of qualified personnel to meet our ongoing needs. This may be particularly difficult for us because we implemented a workforce reduction of approximately 68 employees in the third quarter of fiscal 2000. This reduction could impair our ability to attract, train, and retain qualified personnel and may increase our recruiting and training costs. There can be no assurance that we will be successful in attracting, training, and retaining the required number of qualified personnel to support our business in the future. Failure to manage our operations with reduced staffing levels may strain our management, financial and other resources, and could have a material adverse effect on our business, financial condition, and results of operations.

We May Require Additional Financing to Fund Our Operations.

     Our need for additional financing will depend upon a number of factors, such as the commercial success of our existing products and services, the timing and success of new products and services (if any), the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets. In addition, since our incorporation in 1993, we have experienced uneven cash flow and operating results and significant operating losses. If we experience delays in our progress toward reducing losses and achieving profitability, or if we require working capital beyond currently expected needs, we may be required to seek additional financing or curtail operations. There can be no assurance that additional financing will be available on acceptable terms, or at all. Our failure to obtain such additional financing, if needed, could have a material adverse effect on our business, financial condition, and results of operations.

Our Lengthy Sales Cycle Could Adversely Affect Our Revenue Growth.

     Because of the high costs involved, customers for enterprise software products typically commit significant resources to an evaluation of available software applications and require us to expend substantial time, effort, and money educating them about the value of our products and services. The time between initial contact with a potential customer and the ultimate sale, our sales cycle, typically ranges between three and twelve months, with some transactions exceeding fifteen months. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly. See "--Our Dependence on Software License Revenues Makes Our Operating Results Difficult to Predict."

We Depend Primarily On Direct Sales.

     We sell our products primarily through our direct sales force. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our inability to hire competent sales personnel, or our failure to retain them, would harm our business. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers. In the future, we intend to continue developing indirect distribution channels through third-party distribution arrangements, but we may not be successful in establishing those arrangements, or they may not increase revenues. Furthermore, we plan to continue using resellers to market our ASP products in particular. We have limited experience utilizing resellers to date. The failure to expand indirect channels may place us at a competitive disadvantage.

We Have Limited Experience With Large-Scale Deployment, Which Is Important To Our Future Success.

     Only a limited number of large enterprise customers have deployed our products. We think that the ability of large customers to roll out our products across large numbers of users is critical to our success. Similarly, because only a limited number of customers are using the ASP product offerings, we do not have assurance that our ASP product offerings would be able to support a large volume of users or transactions. If our customers cannot successfully implement large-scale deployments, or they determine that our products cannot accommodate large-scale deployments, our business would be harmed.

Our Products Might Not be Compatible with All Major Platforms, Which Could Inhibit Sales.

     We must continually modify and enhance our products to keep pace with changes in hardware and software platforms, database technology, and electronic commerce technical standards. As a result, uncertainties related to the timing and nature of new product announcements or introductions, or modifications by vendors of operating systems, back-office applications, and browsers and other Internet-related applications, could hurt our business. In addition, our products are not currently based upon the Java programming language, an increasingly widely-used language for developing Internet applications. Accordingly, certain features available to products written in Java may not be available in our products, and this could result in reduced customer demand.

We Rely on Third-Party Software that May Be Difficult to Replace.

     Some of the software we license from third parties would be difficult to replace. In particular, we license technology from third parties in order to offer some of our software products. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the sale of our products and services until equivalent technology, if available, is identified, licensed, and integrated, which could harm our business.

It is Important for Us To Establish and Maintain Strategic Relationships.

     To offer products and services to a larger customer base than we can reach through direct sales, telesales, and internal marketing efforts, we depend on strategic referral relationships and reseller relationships. If we were unable to maintain our existing strategic referral relationships or enter into additional strategic referral or reseller relationships, we would have to devote substantially more resources to the distribution, sales, and marketing of our products and services. Our success depends in part on the ultimate success of our strategic referral and reseller partners and their ability to market our products and services successfully. Our existing strategic referral partners are not obligated to refer any potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

We May Experience Difficulties in Introducing New Products and Enhancements to Existing Products.

     Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of Concur Expense, Concur Human Resources, and other applications, and our business could be harmed if we fail to deliver enhancements to our current and future products that customers desire. We have experienced delays in the planned release dates of our software products and upgrades, and we have discovered software defects in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products, or customer claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing products on a timely and cost-effective basis, our business will be harmed.

     We are also continually seeking to develop new product offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new products, or to introduce in a timely manner and gain acceptance of such new products in the marketplace.

We May Not Meet Our Expectations for the Seeker Software Acquisition.

     In June 1999, we acquired Seeker Software, Inc., which was the developer of our Concur Human Resources product offering. We may fail to achieve our expectations for this product offering. In particular, we may encounter substantial difficulties and financial risks with respect to this product offering, such as:

     . difficulties in improving or selling the Concur Human Resources software;

     .    problems retaining the key technical and managerial personnel;

     .    additional operating losses and expenses;

     . difficulties in maintaining relationships with existing customers, business partners and employees;

     .    competitors having more experience and better name recognition;

     .    the limited experience of sales and consulting personnel; and

     .    limited reference accounts for the Concur Human Resources software.

     In addition, recent actions and comments from the Securities and Exchange Commission have indicated that it is scrutinizing the application of the pooling of interest method of accounting for business combinations. While we believe we are in compliance with the rules and related guidance as they currently exist for the Seeker Software acquisition, we can provide no assurance that the Commission will not challenge our conclusions and ultimately seek to treat this transaction under the purchase method of accounting for business combinations. This could result in the restatement of financial statements requiring the recording of goodwill and related amortization expense and as such could have a material negative impact on our financial results for the periods subsequent to the acquisition.

We Depend on Our Key Employees.

     Our success depends on the performance of our senior management, particularly S. Steven Singh, our Chief Executive Officer and Chairman of the Board, who is not bound by an employment agreement. The loss of Mr. Singh's services could cause us to lose potential customers, which would harm our business. If one or more members of our senior management or any of our key employees were to resign, particularly to join or form a competitor, the loss of that personnel and any resulting loss of existing or potential customers to that competitor would harm our business.

We Must Attract and Retain Qualified Personnel.

     Our success depends in large part on our ability to continue to attract, motivate, and retain highly qualified personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining key personnel. Many of our competitors for experienced personnel have greater financial and other resources than us.
In particular, we compete for personnel with Microsoft Corporation, which is located in the same geographic area as our headquarters. We also compete for personnel with other software vendors, including ERP vendors and consulting and professional services companies. Further, we believe stock options are an important component for motivating and retaining our key personnel. The significant decline in our stock price during the past year has made stock options previously granted with higher exercise prices less valuable to our current employees and has consequently made it more difficult for us to retain our key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel would harm our business.

Our Ability to Protect Our Intellectual Property is Limited and Our Products May be Subject to Infringement Claims by Third-Parties.

     We depend upon our proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary information. We presently have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting these proprietary rights will be adequate, nor that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition.

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

     Revenues from customers outside the United States, primarily in the United Kingdom, Canada and Australia represented approximately $3.3 million, $932,000, and $810,000 in fiscal 2000, 1999, and 1998, respectively. A key component of our business strategy is to expand our sales and support operations internationally. As of September 30, 2000, we employed 7 sales professionals in the United Kingdom and Australia. We intend to expand our international sales and marketing activities and enter into relationships with additional international distribution partners. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract distribution partners that will be able to market our products effectively.

     We must also customize our products for local markets. For example, our ability to expand into the European market will depend on our ability to develop a travel and entertainment expense management solution (as well as human resources self-service solutions) that incorporates the tax laws and accounting practices followed in Germany and other European countries, and to develop applications that support the Euro. Further, if we establish significant operations overseas, we may incur costs that would be difficult to reduce quickly because of employee practices in those countries.

Our Revenue Recognition Policy May Change.

     We recognize revenues from sales of software licenses when we sign a non-cancelable license agreement with a customer, the software is delivered, no significant post-delivery vendor obligations remain and collection is deemed probable. We recognize customer support revenues ratably over the contract term (which is typically one year) and recognize revenues for consulting and training services as such services are performed. We believe our current revenue recognition policies and practices are consistent with applicable accounting standards. However, current software revenue recognition accounting standards, and accounting guidance with respect to such standards, are subject to change. Such changes could lead to unanticipated changes in our current revenue accounting practices, and such changes could significantly reduce our future revenues and earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Our Effort to Offer Products Under an ASP Model May Fail."

ITEM 2.  PROPERTIES

     Our principal administrative, sales, marketing and research and development facility is located in Redmond, Washington and consists of approximately 81,441 square feet of office space held under leases which expire on May 31, 2005. As of September 30, 2000, we also leased sales offices in Atlanta, Boston, Chicago, Dallas, London, Los Angeles, Minneapolis, New York, Oakland, Philadelphia, Phoenix, Raleigh, and Sydney.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time we are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded on The Nasdaq National Market under the symbol "CNQR." The following table sets forth the range of the high and low closing sale prices by quarter as reported on the Nasdaq National Market since December 16, 1998, the date our common stock commenced public trading.


         Fiscal year ended September 30, 1999:                                 High          Low
                                                                            ----------    ---------
         First Quarter (since December 16, 1998).........................      $30.500      $19.500
         Second Quarter..................................................      $45.125      $25.000
         Third Quarter...................................................      $55.000      $ 24.44
         Fourth Quarter..................................................      $41.063      $21.938

         Fiscal year ended September 30, 2000:
         First Quarter...................................................      $29.000      $11.125
         Second Quarter..................................................      $24.125      $15.063
         Third Quarter...................................................      $ 7.625      $ 4.188
         Fourth Quarter..................................................      $ 3.938      $ 2.375

     On September 30, 2000, there were approximately 400 stockholders of record of our common stock.

Dividends

     We have never paid cash dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities*

     The following table sets forth information regarding all of our securities sold by us from October 1, 1998 to September 30, 2000. References to warrants below assume the full exercise of all warrants. Preferred stock numbers are presented on an as converted to common stock basis.

 Class of                                                                  Number of      Aggregate              Form of
Purchasers                   Date of Sale        Title of Securities      Securities    Purchase Price        Consideration
----------                   ------------        -------------------      ----------    --------------        -------------
1 investor                December 16, 1998     Exercise of warrant to        33,537                --    Net exercise
                                                purchase common stock
1 investor                December 21, 1998     Exercise of warrant to       225,000       $ 2,616,000    Cash
                                                purchase common stock
1 investor                February 8, 1999      Exercise of warrant to        10,515                --    Net exercise
                                                purchase common stock

53 investors              June 1, 1999          Common stock               3,419,929                --    Exchange for
                                                                                                          common stock of
                                                                                                          Seeker Software, Inc.(1)
Officers, directors,      October 1, 1998 to    Exercise of options to       116,453       $    18,033    Cash(2)
employees and other       January 12, 1999      purchase common stock
eligible participants
1 investor                February 22, 2000     Common stock               1,073,929       $25,001,067    Cash
1 investor                February 22, 2000     Common stock                 429,571       $10,000,413    Cash
1 investor                December 13, 2000     Exercise of warrant to        93,785                --    Net exercise
                                                purchase common stock

__________

* As part of our reincorporation into Delaware, we exchanged 3,099,959 shares of our common stock, 10,213,553 shares of our redeemable convertible preferred stock and warrants to purchase 2,329,578 shares of our redeemable convertible preferred stock for 3,099,959 shares of common stock, 10,213,553 shares of redeemable convertible preferred stock, and warrants to purchase 2,329,578 shares of redeemable convertible preferred stock, respectively.

(1) In connection with our acquisition of Seeker Software, we exchanged 3,419,929 shares of common stock for Seeker Software's common stock.

(2) With respect to the grant of stock options, exemption from registration under the Securities Act was unnecessary in that none of such transactions involved a "sale" of securities as such term is used in Section 2(3) of the Securities Act.

     All sales of common stock made pursuant to the exercise of stock options granted under our stock option plans or those of our predecessors were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                               Year Ended September 30,
                                                              ----------------------------------------------------------
                                                                2000         1999         1998        1997        1996
                                                              --------     --------     --------     -------     -------
                                                                         (in thousands, except per share data)
Consolidated Statement of Operations Data
Revenues, net:
  Licenses...............................................     $ 12,808     $ 24,002     $ 13,176     $ 6,504     $ 1,717
  Services...............................................       21,216       13,011        6,952       2,499         253
                                                              --------     --------     --------     -------     -------
     Total revenues......................................       34,024       37,013       20,128       9,003       1,970
Cost of revenues:
  Licenses...............................................        3,816        1,184          558         394         386
  Services...............................................       22,361       16,653        8,063       2,721         876
                                                              --------     --------     --------     -------     -------
     Total cost of revenues..............................       26,177       17,837        8,621       3,115       1,262
                                                              --------     --------     --------     -------     -------
Gross profit.............................................        7,847       19,176       11,507       5,888         708
Operating expenses:
  Sales and marketing....................................       38,556       28,993       16,070       6,692       2,990
  Research and development...............................       31,212       19,371       10,276       4,479       1,808
  General and administrative.............................       14,795       10,385        5,919       2,307       1,019
  Merger costs and acquired in-process technology........       (1,240)       8,859        5,203          --          --
  Restructuring charges..................................        3,407           --           --          --          --
                                                              --------     --------     --------     -------     -------
     Total operating expenses............................       86,730       67,608       37,468      13,478       5,817
                                                              --------     --------     --------     -------     -------
  Loss from operations...................................      (78,883)     (48,432)     (25,961)     (7,590)     (5,109)
  Other income (expense), net............................        3,228        1,956         (263)         31           5
                                                              --------     --------     --------     -------     -------
Net loss.................................................     $(75,655)    $(46,476)    $(26,224)    $(7,559)    $(5,104)
                                                              ========     ========     ========     =======     =======

Basic and diluted net loss per share.....................     $  (3.15)    $  (2.75)    $  (8.18)    $ (2.50)    $ (1.69)
                                                              ========     ========     ========     =======     =======
Shares used in calculation of basic and diluted net loss
 per share...............................................       23,981       16,883        3,207       3,025       3,019
                                                              ========     ========     ========     =======     =======

                                                                                   September 30,
                                                            -------------------------------------------------------------
                                                              2000        1999          1998          1997         1996
                                                            -------     --------      --------      --------      -------
                                                                                    (in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities.......     $56,242     $108,722      $ 17,058      $  7,721      $ 5,702
Working capital........................................      47,451       90,626         8,450         7,074        4,292
Total assets...........................................      81,668      128,828        28,622        14,180        7,022
Long-term obligations, net of current portion..........       1,886        6,326         8,605         3,687          415
Redeemable convertible preferred stock and
 warrants..............................................          --           --        37,956        17,345       12,386
Total stockholders' equity (deficit)...................      57,013       93,774       (33,551)      (12,503)      (8,330)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Special Note Regarding Forward-Looking Statements

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. You can identify these statements by our use of the future tense, or by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "continue," and other similar words and phrases. Reliance should not be placed on these forward-looking statements because they involve substantial risks and uncertainties. Examples of such risks and uncertainties are described in this report and in our other filings with the Securities and Exchange Commission. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material and adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this document are based on information available to us on the date of this document. We assume no obligation or duty to update any such forward-looking statements.

Overview

     Concur Technologies, Inc.(TM) is a leading provider of Corporate Expense Management software and services that automate costly and inefficient business processes, allowing companies to leverage their most limited resources: time, money, knowledge, and energy. Our software products include Concur Expense(TM) for travel and entertainment expense management, Concur Payment(TM) for employee requests for vendor payments, Concur Time(TM) for time tracking and reporting, and Concur Human Resources(TM) for human resources self-service. These software products are designed to meet the needs of businesses of all sizes through license and application service provider ("ASP") models. Since 1996, more than 600 companies, representing over three million employees, have selected our software and services to reduce their costs and increase their productivity and access to data about their internal business processes.

     We sell our software and services through our direct sales organization and through indirect channels. We also have developed a number of strategic relationships. Currently, one of our most significant reseller arrangements is with ADP, Inc., a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider. ADP has agreed to resell and jointly market our ASP solutions for travel and entertainment expense management to ADP's existing customers and potential new customers.

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

     On June 30, 1998, we acquired 7Software, Inc., a privately held software company and the developer of Concur Procurement. 7Software was incorporated in May 1997. 7Software was selling the initial version of its product through a single sales representative at the time of the acquisition. After our acquisition we continued to sell Concur Procurement until we announced on June 8, 2000 that we had discontinued offering it for sale as part of our new operating plan.

     On June 1, 1999, we acquired Seeker Software, Inc., a privately held software company and developer of Concur Human Resources. The transaction was accounted for as a pooling of interests. These consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of Seeker Software. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. Upon our acquisition of Seeker Software, it was our intention to integrate Concur Human Resources with Concur Expense and Concur Procurement as a suite of solutions through a common user interface known as Concur eWorkplace. On June 8, 2000, after carefully studying the cost of this integration effort and its related benefits, we announced that we would not integrate these products into a single product suite, but rather keep Concur Human Resources as a separate product offering.

     In October 1999, we began offering Concur Expense and Concur Procurement as an Application Service Provider ("ASP") solution, principally for small and mid-size companies. Our ASP solution requires limited IT infrastructure and limited IT support. In December 1999, we introduced an ASP offering for large companies that want a configured solution offered on an outsourced basis with limited IT infrastructure and support requirements.

     On June 8, 2000, we announced a new operating plan, under which we discontinued Concur Procurement and discontinued the planned integration of Concur Human Resources with our other Corporate Expense Management solutions as a suite of solutions through a common user interface. Additionally, we announced a workforce reduction of 68 employees to bring our cost structure in line with our new operating plan. The primary goals of our new operating plan are to focus on Corporate Expense Management solutions and to focus on generating positive cash flow and profits.

Results of Operations

Revenues

Years Ended September 30,
================================================================================
(dollars in thousands)            2000    Change     1999     Change      1998
--------------------------------------------------------------------------------
Licenses                        $12,808   (46.6%)   $24,002    82.2%    $13,176
--------------------------------------------------------------------------------
Services                         21,216    63.0%     13,011    87.2%      6,952
================================================================================
Total revenues                  $34,024    (8.1%)   $37,013    83.9%    $20,128
================================================================================

     We market our software and services primarily through our direct sales organization in the United States, Canada, and the United Kingdom. Revenues from licenses and services to customers outside the United States were $3.3 million, $932,000, and $810,000 in the years ended September 30, 2000, 1999, and 1998, respectively. Historically, as a result of the relatively small amount of international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We had no customer that accounted for more than 10% of our revenues in 2000, 1999, or 1998.

     License Revenues.   License revenues consists of license fees for software
and ASP setup and usage fees. The dollar decrease in license revenues in fiscal 2000 from fiscal 1999 was due primarily to:

     . our emphasis during the first half of fiscal 2000 on marketing and selling Concur Procurement and Concur Human Resources, which caused sales of Concur Expense to decline,

     . increased demand from our customers during fiscal 2000 to purchase our ASP solutions where revenue is recognized over a multiple year relationship instead of up front as a license fee,

     . our June 8, 2000 decision to discontinue Concur Procurement and to discontinue our planned integration of Concur Human Resources with our other Corporate Expense Management solutions as a product suite, which caused us to lose some sales, and

     . a $2.9 million sales allowance in the second half of fiscal 2000 for sales returns associated with discontinuing Concur Procurement.

The increase in revenues in fiscal 1999 from fiscal 1998 was due primarily to the market acceptance of Concur Expense, and to a lesser degree, Concur Human Resources. Also driving this increase in revenues was an increase in the size and productivity of our sales force and sales related to referrals attributable to our December 1997 strategic marketing alliance agreement with American Express. We believe our license revenues will increase in fiscal 2001 compared to fiscal 2000, as we focus more on selling our corporate expense solutions and exploiting expected demand for our ASP solutions.

     Service Revenues.   Service revenues consists of consulting service fees,
customer support fees, and training fees. Service revenues represented 62.4%, 35.2%, and 34.5% of total revenues for fiscal 2000, 1999, and 1998, respectively. The dollar increases in service revenues, and the increases in service revenues as a percentage of total revenues, for fiscal 2000 and fiscal 1999 primarily reflected increased consulting revenue associated with sales, upgrades, and enhancements of Concur Expense, and to a lesser degree, Concur Human Resources license sales, as well as increased revenues related to customer support contracts entered into in the current and prior periods. During the second half of fiscal 2000, we developed a streamlined approach to deployment of Concur Expense, known as Express Implementation, which benefits the customer with a faster "best practices" installation at a lower deployment cost. As a result, our consulting service fees for each deployment are reduced. Accordingly, we expect consulting service fees in fiscal 2001 to increase only slightly over fiscal 2000. Customer support fees are typically billed on an annual contract and amortized over the period of the contract. The majority of our license customers choose a customer support contract. We expect customer support fees to increase in fiscal 2001 compared to fiscal 2000 with the continued increase in our customer base. Overall, we expect service revenues to grow modestly in fiscal 2001 compared to fiscal 2000.

     Revenue Recognition. For fiscal 1998 and prior years, we recognized revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1. Software license revenues were recognized when a non-cancelable license agreement was signed with a customer, the software was shipped, no significant post delivery vendor obligations remained and collection was deemed probable. Maintenance revenues were recognized ratably over the contract term, typically one year. Revenues for consulting services were recognized as such services were performed. Commencing with fiscal 1999, we recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2 and Statement of Position 98-9, which amended certain provisions of SOP 97-2. These standards generally require revenues earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately. The revenues allocated to software products, including specified upgrades or enhancements, generally are recognized upon delivery of the products. The revenues allocated to unspecified upgrades, updates and other post-contract customer support generally are recognized ratably over the term of the related maintenance contract. Revenues relating to consulting and training services provided to customers are generally recognized as such services are performed. If evidence of the fair value for all elements of the arrangement does not exist, all revenues from the arrangement are deferred until such evidence exists or until all elements are delivered. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB 101"). Concur is required to adopt the provisions of SAB 101 in the forth quarter of Fiscal 2001. Further implementation guidelines and changes in interpretations of such guidelines could lead to unanticipated changes in our current revenue accounting practices that could affect our future revenues and earnings.

Cost of Revenues

Years Ended September 30,
================================================================================
(dollars in thousands)         2000        Change     1999      Change  1998
================================================================================
Licenses                         $ 3,816     222.3%    $ 1,184   112.2%  $  558
--------------------------------------------------------------------------------
Percentage of licenses              29.8%                  4.9%             4.2%
--------------------------------------------------------------------------------
Services                          22,361      34.3%     16,653   106.5%   8,063
--------------------------------------------------------------------------------
Percentage of services             105.4%                128.0%           116.0%
================================================================================
Total cost of revenues           $26,177      46.8%    $17,837   106.9%  $8,621
--------------------------------------------------------------------------------
Percentage of total revenues        76.9%                 48.2%            42.8%
================================================================================


     Cost of License Revenues. In fiscal 2000, cost of license revenues included the cost of our ASP operations, which includes salaries, computers and other telecommunications costs, amortization of deferred costs, and reseller fees. Additionally, cost of license revenues in fiscal 2000, 1999, and 1998 included amortization of purchased technology, royalties for sub-licensing third-party software and the costs of manuals and media for licensing our products. The dollar increase in fiscal 2000 from fiscal 1999 was primarily due to the introduction of our ASP solution and the costs associated with this method of delivery and, to a lesser extent, an increase in royalties paid for sub-licensing third-party software. The dollar increase in fiscal 1999 from fiscal 1998 was primarily a result of the amortization of capitalized technology recorded in connection with our June 1998, acquisition of 7Software, and to a lesser extent reflects increased expenses associated with sub-licensing of third-party software due to increased sales of Concur Expense, and the costs of production, manuals and other media associated with licensing our products. We expect that the dollar cost of license revenues will increase in the future depending in part on the demand for our current software products and ASP solutions.

     Cost of Service Revenues. Cost of service revenues includes primarily the salaries, non-reimbursable expenses, and other operating costs of employees who provide consulting services and product training. The dollar increase in both fiscal 2000 and fiscal 1999, was primarily due to increases in professional service personnel to manage and support our growing customer base. Cost of service revenues as a percentage of service revenues may vary between periods due to changes in the level and mix of services provided by us or by our partners.

Operating Expenses

Years Ended September 30,
============================================================================================================================
(dollars in thousands)                     2000                Change          1999                Change           1998
============================================================================================================================
Sales and marketing                         $38,556              33.0%          $28,993              80.4%           $16,070
----------------------------------------------------------------------------------------------------------------------------
Percentage of total revenues                  113.3%                               78.3%                                79.8%
----------------------------------------------------------------------------------------------------------------------------
Research and development                     31,212              61.1%           19,371              88.5%            10,276
----------------------------------------------------------------------------------------------------------------------------
Percentage of total revenues                   91.7%                               52.3%                                51.1%
----------------------------------------------------------------------------------------------------------------------------
General and administrative                   14,795              42.5%           10,385              75.5%             5,919
----------------------------------------------------------------------------------------------------------------------------
Percentage of total revenues                   43.5%                               28.1%                                29.4%
----------------------------------------------------------------------------------------------------------------------------
Merger and acquisition costs                 (1,240)            -----             8,859              70.3%             5,203
----------------------------------------------------------------------------------------------------------------------------
Percentage of revenues                          3.6%                               23.9%                                25.8%
----------------------------------------------------------------------------------------------------------------------------
Restructuring charges                         3,407             -----             -----             -----              -----
----------------------------------------------------------------------------------------------------------------------------
Percentage of total revenues                   10.0%                              -----                                -----
============================================================================================================================
Total operating expenses                    $86,730              28.3%          $67,608              80.4%           $37,468
----------------------------------------------------------------------------------------------------------------------------
Percentage of total revenues                  254.9%                              182.7%                               186.1%
============================================================================================================================

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, sales commissions, travel, and facility costs for the Company's sales and marketing personnel, and, to a lesser extent, advertising, trade shows and other promotional activities. The dollar increase in fiscal 2000 compared to fiscal 1999 was primarily due to an increase in payroll and related expenses due to an increase in the number of personnel in the sales and marketing area and, to a lesser extent, an increase in advertising and other promotional activities in the first half of fiscal 2000. The dollar increase in 1999 compared to 1998 primarily reflects our investment in our sales and marketing infrastructure, including significant personnel-related expenses such as salaries, benefits and commissions, recruiting fees, travel and entertainment expenses, and related costs of hiring sales management, sales representatives, sales engineers, and marketing personnel. The increases also reflect increased public relations and trade show expenses, and sales referral fees paid under our agreement with our referral partners, principally American Express. It also reflects the cost of our ongoing international expansion of our sales organization into the United Kingdom, and to a lesser degree, Australia. We expect our sales and marketing expenses to decline modestly in fiscal 2001 as we focus on greater operational efficiencies.

     Research and Development. Research and development expenses include salaries and contract labor for software development, facility costs and expenses associated with computer software and hardware used in our software development. The increases in both fiscal 2000 and fiscal 1999 were primarily related to increased hiring of employees and outside contractors for software engineers, program management, and quality assurance personnel to support our expanded product lines and ongoing product development, and to a lesser extent, higher salaries paid to employees due to an increase in market rates. We believe that an increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product lines, and to enhance the technology platform for our Corporate Expense Management solutions. Accordingly, we anticipate that we will modestly increase our costs in product research and development in fiscal 2001. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

     General and Administrative. General and administrative expenses include costs associated with finance, accounting, investor relations, human resources, administration and facilities. The increase in fiscal 2000 compared to fiscal 1999 was primarily due to an increase in the allowance for doubtful accounts, contract labor, and occupancy and telecommunication costs. The increase in fiscal 1999 compared to fiscal 1998 resulted from a combination of factors, including the hiring of additional general and administrative personnel to support the growth of our business, the increased use of outside contractors associated with increased recruiting efforts, the higher amortization of deferred stock compensation, and an increase in the allowance for doubtful accounts related to our increase in revenues. We believe that our general and administrative expenses will decrease modestly in fiscal 2001 as the we focus on greater operational efficiencies.

     Merger and Acquisition Costs. During the third quarter of fiscal 2000, we revised our estimates for certain accrued costs related to our merger with Seeker Software in June 1999. These adjustments resulted in a reduction of merger and acquisition costs of $1.2 million in fiscal 2000. In connection with our merger with Seeker Software, we recorded a charge to operating expenses of approximately $8.9 million in the quarter ended September 30, 1999 for direct and other merger-related costs pertaining to the transaction. Merger costs consisted primarily of financial advisor fees for both companies, attorneys, accountants, financial printing, and other related charges. In connection with the acquisition of 7Software, we recorded a one-time charge of $5.2 million for in-process technology as an expense in the quarter ended June 30, 1998.

     Restructuring Charges. On June 8, 2000, we announced a new operating plan to focus the Company on providing solutions to meet the needs of the Corporate Expense Management market. The decision to implement this new operating plan was based on a desire to focus our resources on our Corporate Expense Management products, to reduce operating expenses, and to bring expenses in line with our new operating plan. In connection with our announcement, during the three months ended June 30, 2000, we recorded a one-time restructuring charge of $3.4 million resulting primarily from severance and termination benefits and, to a lesser extent, the write-off of intangible assets relating to our procurement technology acquired in connection with our June 1998 acquisition of 7Software, costs associated with the abandonment of facilities and equipment due to our workforce reduction and estimated costs to terminate product marketing programs resulting from our decision to discontinue Concur Procurement, our corporate procurement application.

Interest Income and Interest Expense

Years Ended September 30,
================================================================================
(dollars in thousands)       2000        Change       1999     Change     1998
--------------------------------------------------------------------------------
Interest income               $4,768       24.7%       $3,825    742.5%   $ 454
--------------------------------------------------------------------------------
Interest expense               1,376       (8.9%)       1,511    180.3%     539
================================================================================


     Interest Income and Interest Expense. The increase in interest income for both fiscal 2000 and fiscal 1999 was primarily due to interest income earned on the higher cash, cash equivalents and marketable securities balances as a result of proceeds received in December 1998 and April 1999 from our public offerings as well as our private placement in February 2000. The decrease in interest expense in fiscal 2000 compared to fiscal 1999 is primarily due to lower outstanding interest-bearing obligations. The increase in fiscal 1999 compared to fiscal 1998 was primarily due to additional bank borrowings and higher capital lease obligations.

     Provision for Income Taxes. No provision for federal and state income taxes has been recorded because we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

  Selected Quarterly Financial Data

(in thousands, except per share data)                 Fiscal 2000                                   Fiscal 1999
                                       ----------------------------------------    -------------------------------------------
For the quarter ended                   Sept 30    Jun 30     Mar 31     Dec 31       Sept 30    Jun 30     Mar 31     Dec 31
Revenues, net:
 License                               $  2,116   $    309   $  6,175   $  4,208   $    5,224   $  7,611    $ 5,504    $ 5,663
 Services                                 6,124      5,632      4,661      4,799        3,782      3,582      3,191      2,456
                                       -----------------------------------------   -------------------------------------------
Total revenues                            8,240      5,941     10,836      9,007        9,006     11,193      8,695      8,119
Cost of Revenues:
 Licenses                                 1,152      1,371      1,065        228          437        174        349        224
 Services                                 5,058      6,299      5,878      5,905        5,110      4,501      3,625      3,417
                                       -----------------------------------------   -------------------------------------------
Total cost of revenues                    6,210      6,891      6,943      6,133        5,547      4,675      3,974      3,641
                                       -----------------------------------------   -------------------------------------------
Gross profit                              2,030       (950)     3,893      2,874        3,459      6,518      4,721      4,478
Operating Expenses:
 Sales and marketing                      8,091     10,767     10,610      9,088        7,696      7,938      6,983      6,376
 Research and development                 5,202      7,658      9,718      8,634        6,107      5,208      4,211      3,845
 General and administrative               2,980      4,847      3,493      3,475        2,930      3,111      2,396      1,948
 Merger costs and acquired in
  process technology                          -     (1,240)         -          -            -      8,859          -          -
Restructuring charges                         -      3,407          -          -            -          -          -          -
                                       -----------------------------------------   -------------------------------------------
Total operating expenses                 16,273     25,439     23,821     21,197       16,733     25,116     13,590     12,169
                                       -----------------------------------------   -------------------------------------------
Loss from operations                    (14,243)   (26,389)   (19,928)   (18,323)     (13,274)   (18,598)    (8,869)    (7,691)
Other income (expense), net                 725        896        614        993        1,061        860        127        (92)
                                       -----------------------------------------   -------------------------------------------
Net loss                               $(13,518)  $(25,493)  $(19,314)  $(17,330)    $(12,213)  $(17,738)   $(8,742)   $(7,783)
                                       =========================================   ===========================================
Basic and diluted net loss per share   $  (0.54)  $  (1.03)  $  (0.83)  $  (0.76)    $  (0.54)  $  (0.86)   $ (0.49)   $ (1.22)
                                       =========================================   ===========================================
Shares used in calculation of basic
 and diluted net loss per share          25,025     24,854     23,204     22,844       22,687     20,539     17,916      6,390
                                       =========================================   ===========================================

Financial Condition

     Our total assets were $81.7 million and $128.8 million at September 30, 2000, and 1999, respectively, representing a decrease of $47.1 million, or 36.6%. This decrease was primarily due to the use of cash in our operations during the year offset by the proceeds received from the sales of our common stock in our February 2000 private placement offering. As of September 30, 2000, we had $56.2 million of cash and cash equivalents and marketable securities, compared to $108.7 million at September 30, 1999, representing a decrease of $52.5 million, or 48.3%. During December 1998, we issued 3,365,000 shares of our common stock in connection with our IPO, resulting in proceeds to Concur of approximately $37.4 million, net of offering costs. In connection with our IPO, we also received proceeds totaling $2.6 million from the exercise of a warrant to purchase 225,000 shares of our common stock. In April 1999, we completed a follow-on offering of our common stock and issued an additional 2,018,620 shares, resulting in proceeds to Concur of approximately $82.2 million in cash, net of underwriting discounts, commissions, and other offering costs. In February 2000, we completed a private placement and received approximately $35.0 million in cash, net of commissions and other offering costs.

  Our accounts receivable balance, net of allowance for doubtful accounts, was $11.3 million and $9.0 million as of September 30, 2000 and 1999, respectively, representing an increase of $2.3 million, or 25.6%. This increase was principally a result of increased service revenues associated with sales of Concur Expense and to a lesser degree, Concur Human Resources. Days' sales outstanding ("DSO") in accounts receivable was 104 days and 90 days for the quarters ended September 30, 2000 and 1999, respectively. We expect that DSO will fluctuate significantly in future quarters, and may even increase. Deposits and other assets were $1.1 million and $1.8 million at September 30, 2000 and 1999, respectively. Deposits and other assets decreased primarily due to amortization of intangibles.

  Our total current liabilities were $22.6 million and $28.6 million as of September 30, 2000 and 1999, respectively, representing a decrease of $5.9 million, or 20.8%. This decrease consists primarily of a decrease in accounts payable, accrued liabilities, and accrued commissions. The decrease in accounts payable and accrued liabilities was primarily due to a reduction in estimated merger costs and payment of certain accrued liabilities and a more current aging for accounts payable.

Liquidity and Capital Resources

  Since inception, we have funded our operations primarily through sales of equity securities and to a lesser degree through the use of long-term debt, notes payable to stockholders, and equipment leases. Our sources of liquidity as of September 30, 2000 consisted principally of cash and cash equivalents and marketable securities, all totaling $56.2 million, and approximately $3.4 million of available borrowings under a line of credit.

  Net cash used in operating activities was $75.3 million, $36.4 million and $16.0 million in fiscal 2000, 1999 and 1998, respectively. For such periods, net cash used by operating activities was primarily a result of funding ongoing operations.

  Our investing activities have consisted primarily of purchases of property and equipment. Property and equipment acquisitions, including those acquired under capital leases, totaled $11.2 million, $6.0 million, and $2.4 million in fiscal 2000, 1999 and 1998, representing increases of $5.2 million, or 87.0% in 2000 from 1999 and $3.6 million or 153% in 1999 from 1998. We financed a significant portion of our acquisitions of property and equipment through capital leases, which consist primarily of computer hardware and software for our employees as well as for our management information systems and our ASP operations. We anticipate that our capital expenditures in fiscal 2001 will be somewhat less than in fiscal 2000 as we do not anticipate the increase in personnel we experienced during the first half of fiscal 2000.

  Our financing activities provided $31.6 million, $131.8 million, and $26.3 million in fiscal 2000, 1999, and 1998, respectively. In fiscal 2000, cash provided by financing activities consisted primarily of $35.0 million from our private placement.

  We have a line of credit with a bank for $4 million that expires in January 2001. The line of credit bears interest at the lending bank's prime rate plus 1.5%. Borrowings are limited to 80% of eligible accounts receivable, and are secured by substantially all of our non-leased assets. As of September 30, 2000, we had not borrowed under the line of credit; however, there was a standby letter of credit outstanding for $450,000. Therefore, approximately $3.5 million remained available under this line as of September 30, 2000.

  In September 1997, we entered into a $1.0 million senior term loan facility with the same bank with which we have the line of credit, pursuant to the terms of a security and loan agreement. In April 1998, the senior term loan facility was amended to allow for additional borrowings up to a total of $3.0 million. The facility, which bears interest at the lending bank's prime rate less 1.0%, matures on February 15, 2001. Payments were interest only through February 15, 1999, at which time we started to pay off the facility in 24 equal monthly principal payments plus interest. The loan agreement contains certain financial restrictions and covenants, with which we are currently in compliance. As of September 30, 2000, the outstanding indebtedness under the loan agreement was $625,000.

  In July 1997, we entered into a subordinated loan and security agreement with an equipment lessor in the principal amount of $1.5 million that bears interest at an annual rate of 8.5%. In May 1998, this agreement was amended to allow for additional borrowings of $5.0 million bearing interest at an annual rate of 11% on the first $3.5 million and 12.5% on the remaining $1.5 million, which expired on December 31, 1998. The notes are due in varying monthly installments through April 2002, and contain certain restrictions and covenants, with which we are currently in compliance. At September 30, 2000, the outstanding indebtedness under the subordinated loan agreement was $2.3 million.

  We also have an existing equipment line of credit with a bank, which is no longer available for additional borrowings. Principal payments of approximately $16,000, plus interest which accrues at the prime rate plus 0.75% are due monthly through October 2001. At September 30, 2000, the outstanding indebtedness under the equipment line of credit was $116,000.

  In September 1998, we entered into an additional subordinated promissory note agreement with an equipment lessor in the principal amount of $2.0 million. The note bears interest at 11%, payments are due in monthly installments of approximately $65,000 including interest, and the note matures in November 2001. At September 30, 2000, the outstanding indebtedness under the subordinated loan agreement was $857,000.

  In June 2000, we announced a new operating plan that focuses the Company more on the Corporate Expense Management market where we have our strongest competencies. This new operating plan included a workforce reduction of 68 employees and a reduction in our utilization of contract labor. In addition, our new operating plan contains a focus on greater operational efficiencies. We currently anticipate that, through the end of fiscal 2001, we will experience a modest decline in our overall operating expenses. In addition to the modest decline in operating expenses, we also believe that our revenues, especially for our ASP solutions, will grow during fiscal 2001. This will have the effect of decreasing our operating losses and cash used in operations during fiscal 2001. We believe that our existing cash and cash equivalents and marketable securities and available bank borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements, or other available means. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results. See "Factors That May Affect Results of Operations and Financial Condition - We May Require Additional Financing to Fund Our Operations."

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash equivalents are invested in short-term debt instruments while certain portions of our outstanding long-term debt bear interest at variable rates. Based on our marketable securities portfolio and interest rates at September 30, 1999, a one percent increase or decrease in interest rates would result in a decrease or increase of approximately $100,000, respectively, in the fair value of the marketable securities portfolio. Changes in interest rates may affect the fair value of the marketable securities portfolio; however, such gains or losses would not be realized unless the investments are sold.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated Financial Statements of Concur Technologies, Inc.

Report of Ernst & Young LLP, Independent Auditors.........................................................  32

Consolidated Balance Sheets as of September 30, 2000 and 1999.............................................  33

Consolidated Statements of Operations for the years ended September 30, 2000, 1999, and 1998..............  34

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended September 30, 2000,
   1999, and 1998.........................................................................................  35

Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999, and 1998..............  36

Notes to Consolidated Financial Statements................................................................  38

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Concur Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Concur Technologies, Inc. ("Concur") as of September 30, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the management of Concur. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concur at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                        ERNST & YOUNG LLP

Seattle, Washington
November 10, 2000

                           Concur Technologies, Inc.

                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                      September 30,
                                                                            ---------------------------------
                                                                                 2000                 1999
                                                                            -----------            ----------
Assets
Current assets:
 Cash and cash equivalents                                                    $  12,224              $ 59,815
 Marketable securities                                                           44,018                48,907
 Accounts receivable, net of allowance for doubtful accounts
  of $973 and $870 in 2000 and 1999, respectively                                11,317                 9,020
 Prepaid expenses and other current assets                                        2,338                 1,110
 Notes receivable from stockholders                                                 167                   333
                                                                            -----------            ----------
Total current assets                                                             70,064               119,185
Equipment and furniture, net                                                     10,469                 7,087
Deposits and other assets                                                         1,135                 1,829
Notes receivable from stockholders, net of current portion                            -                   167
Capitalized technology and other intangible assets, net of
 accumulated amortization of $400 in 1999                                             -                   560
                                                                            -----------            ----------
Total assets                                                                  $  81,668              $128,828
                                                                            ===========            ==========
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                                             $   2,230              $  5,323
 Accrued payroll and benefits                                                     3,913                 4,185
 Accrued restructuring costs                                                      1,025                     -
 Sales return reserve                                                             1,326                     -
 Accrued merger costs                                                                 -                 3,599
 Other accrued liabilities                                                        3,284                 4,025
 Accrued commissions                                                              1,317                 1,452
 Current portion of accrued payment to shareholders                                 315                   333
 Current portion of long-term debt                                                2,942                 3,762
 Current portion of capital lease obligations                                     2,356                 1,869
 Deferred revenues                                                                3,905                 4,011
                                                                            -----------            ----------
Total current liabilities                                                        22,613                28,559
Accrued payment to shareholders, net of current portion                               -                   167
Long-term debt, net of current portion                                              927                 3,890
Capital lease obligations, net of current portion                                   959                 2,269
Deferred rent expense                                                               156                   169

Commitments

Shareholders' equity:
 Convertible preferred stock, par value $0.001 per share:
  Authorized shares - 5,000,000
  No shares issued or outstanding shares                                              -                     -
 Common stock, par value $0.001 per share:
  Authorized shares - 60,000,000
  Issued and outstanding shares - 25,088,081 and 22,693,022
   in 2000 and 1999, respectively                                               222,577               184,943
 Deferred stock compensation                                                       (179)               (1,439)
 Accumulated deficit                                                           (165,385)              (89,730)
                                                                            -----------            ----------
Total shareholders' equity                                                       57,013                93,774
                                                                            -----------            ----------
Total liabilities and shareholders' equity                                    $  81,668              $128,828
                                                                            ===========            ==========

See accompanying notes.

                           Concur Technologies, Inc.

                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                                         Year Ended September 30,
                                                          ------------------------------------------------------
                                                             2000                  1999                  1998
                                                          -----------           -----------           ----------
Revenues, net:
 License                                                    $ 12,808              $ 24,002              $ 13,176
 Services                                                     21,216                13,011                 6,952
                                                            --------              --------              --------
Total revenues                                                34,024                37,013                20,128

Cost of revenues:
 License                                                       3,816                 1,184                   558
 Services                                                     22,361                16,653                 8,063
                                                            --------              --------              --------
Total cost of revenues                                        26,177                17,837                 8,621
                                                            --------              --------              --------
Gross profit                                                   7,847                19,176                11,507

Operating expenses:
 Sales and marketing                                          38,556                28,993                16,070
 Research and development                                     31,212                19,371                10,276
 General and administrative                                   14,795                10,385                 5,919
 Merger costs and acquired in-process technology              (1,240)                8,859                 5,203
 Restructuring charges                                         3,407                     -                     -
                                                            --------              --------              --------
Total operating expenses                                      86,730                67,608                37,468
                                                            --------              --------              --------
Loss from operations                                         (78,883)              (48,432)              (25,961)

Interest income                                                4,768                 3,825                   454
Interest expense                                              (1,376)               (1,511)                 (539)
Other expense, net                                              (164)                 (358)                 (178)
                                                            --------              --------              --------
Net loss                                                    $(75,655)             $(46,476)             $(26,224)
                                                            ========              ========              ========
Basic and diluted net loss per share                        $  (3.15)             $  (2.75)             $  (8.18)
                                                            ========              ========              ========
Shares used in calculation of basic and diluted
 net loss per share                                           23,981                16,883                 3,207
                                                            ========              ========              ========

See accompanying notes.

                           Concur Technologies, Inc.

           Consolidated Statements of Shareholders' Equity (Deficit)
                       (In thousands, except share data)


                                                   Convertible                                                             Total
                                                 Preferred Stock          Common Stock        Deferred                 Shareholders'
                                              ----------------------   --------------------     Stock     Accumulated     Equity
                                                  Shares     Amount      Shares     Amount   Compensation   Deficit      (Deficit)
                                              -----------   ---------  ----------- --------  ------------- ----------- -----------

Balance at September 30, 1997                    721,682    $  3,182    3,026,952  $    470   $       -      $ (16,155)  $(12,503)
 Accretion of redeemable
  preferred stock                                      -           -            -         -           -           (375)      (375)
 Repurchase of preferred stock                    (5,568)        (43)           -         -           -              -        (43)
 Issuance of common stock from
  exercise of stock options                            -           -      176,115        30           -              -         30
 Deferred stock compensation                           -           -            -       950        (950)             -          -
 Amortization of deferred stock
  compensation                                         -           -            -         -         421              -        421
 Issuance of common stock in
  connection with acquisition                          -           -      708,918     4,378           -              -      4,378
 Assumption of stock options in
  connection with acquisition                          -           -            -       765           -              -        765
 Net loss                                              -           -            -         -           -        (26,224)   (26,224)
                                              ----------    --------  -----------  --------     -------      ---------   --------
Balance at September 30, 1998                    716,114       3,139    3,911,985     6,593        (529)       (42,754)   (33,551)
 Accretion of redeemable
  preferred stock                                      -           -            -         -           -           (500)      (500)
 Proceeds from initial public
  offering, net of offering costs                      -           -    3,365,000    37,369           -              -     37,369
 Proceeds from follow-on public
  offering, net of offering costs                      -           -    2,018,620    82,234           -              -     82,234
 Conversion of redeemable convertible
  preferred stock and redeemable
  convertible preferred stock warrants
  into common stock and common stock
  warrants                                             -           -   11,124,420    38,456           -              -     38,456
 Proceeds from issuance of common
  stock from exercise of common
  stock warrants                                       -           -      225,000     2,616           -              -      2,616
 Issuance of common stock from net
  exercise of common stock warrants                    -           -       44,052         -           -              -          -
 Issuance of convertible preferred stock         972,944      12,000            -         -           -              -     12,000
 Conversion of convertible preferred stock
  into common stock                           (1,689,058)    (15,139)   1,689,058    15,139           -              -          -
 Issuance of common stock from exercise of
  stock options                                        -           -      323,217       237           -              -        237
 Issuance of common stock in connection
  with Employee Share
  Purchase Plan                                        -           -       53,209       566           -              -        566
 Repurchase of common stock                            -           -      (61,539)     (752)          -              -       (752)
 Deferred stock compensation                           -           -            -     2,485      (2,485)             -          -
 Amortization of deferred stock compensation           -           -            -         -       1,575              -      1,575
 Net loss                                              -           -            -         -           -        (46,476)   (46,476)
                                              ----------    --------  -----------  --------     -------      ---------   --------
Balance at September 30, 1999                          -           -   22,693,022   184,943      (1,439)       (89,730)    93,774
 Proceeds from issuance of common stock in
  private placement                                    -           -    1,503,502    34,915           -              -     34,915
 Issuance of common stock in connection
  with Employee Share Purchase Plan                    -           -      384,658     2,826           -              -      2,826
 Issuance of common stock from net exercise
  of common stock warrants                             -           -       93,785         -           -              -          -
 Issuance of common stock from exercise of
  stock options                                        -           -      413,114       392           -              -        392
 Amortization of deferred stock compensation           -           -            -         -         761              -        761
 Adjustment to deferred stock compensation for
  options cancelled upon employee terminations         -           -            -      (499)        499              -          -
 Net loss                                              -           -            -         -           -        (75,655)   (75,655)
                                              ----------    --------  -----------  --------     -------      ---------   --------
Balance at September 30, 2000                          -    $      -   25,088,081  $222,577     $  (179)     $(165,385)  $ 57,013
                                              ==========    ========  ===========  ========     =======      =========   ========

See accompanying notes.

                           Concur Technologies, Inc.

                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                      Year Ended September 30,
                                                                ------------------------------------
                                                                  2000          1999          1998
                                                                --------      --------      --------
Operating activities
Net loss                                                        $(75,655)     $(46,476)     $(26,224)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Acquired in-process technology                                       -             -         5,203
  Amortization of capitalized technology                             240           320            80
  Amortization of deferred stock compensation                        761         1,575           421
  Depreciation                                                     6,789         1,968           856
  Provision for bad debts                                          1,486           540           525
  Restructuring charges                                            1,053             -             -
  Adjustment to merger costs                                      (1,240)            -             -
  Other                                                              (13)           50           140
  Changes in operating assets and liabilities:
   Accounts receivable                                            (3,783)       (3,510)       (1,937)
   Notes receivable from stockholders                                  -             -          (668)
   Prepaid expenses, deposits, and other assets                     (534)       (2,040)         (448)
   Accounts payable                                               (3,093)        2,993         1,128
   Accrued liabilities and accrued commissions                    (1,156)        7,752         3,168
   Deferred revenues                                                (106)          392         1,778
                                                                --------      --------      --------
Net cash used in operating activities                            (75,251)      (36,436)      (15,978)

Investing activities
Purchases of equipment and furniture                              (8,846)       (3,692)         (814)
Acquisition, net of cash acquired                                      -             -          (130)
Purchase of marketable securities                                (56,811)      (80,505)            -
Maturity of marketable securities                                 61,700        31,598             -
                                                                --------      --------      --------
Net cash used in investing activities                             (3,957)      (52,599)         (944)

Financing activities
Net proceeds from initial public offering                              -        37,369             -
Net proceeds from follow-on public offering                            -        82,234             -
Net proceeds from private stock offering                          34,915             -             -
Proceeds from issuance of common stock from exercise of
 stock options                                                       392           237            30
Issuance of common stock in connection with Employee
 Stock Purchase Plan                                               2,826           566             -
Proceeds from exercise of common stock warrants                        -         2,616             -
Proceeds from sales leaseback transaction                              -             -           192
Proceeds from borrowings                                               -         4,976         7,827
Payments on borrowings                                            (4,115)       (3,769)         (335)
Payment on capital leases                                         (2,401)       (1,329)         (500)
Issuance of convertible preferred stock                                -         9,434         6,390
Repurchase of common and preferred stock                               -          (542)          (43)
Issuance of redeemable convertible preferred stock and
 warrants                                                              -             -        12,698

                           Concur Technologies, Inc.

                                (In thousands)


                                                                    Year Ended September 30,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                --------    --------    --------
Net cash provided by financing activities                         31,617     131,792      26,259
                                                                --------    --------    --------
Net increase (decrease) in cash and cash equivalents             (47,591)     42,757       9,337
Cash and cash equivalents at beginning of year                    59,815      17,058       7,721
                                                                --------    --------    --------
Cash and cash equivalents at end of year                        $ 12,224    $ 59,815    $ 17,058
                                                                ========    ========    ========


Supplemental disclosure of cash flow information
Cash paid for interest                                          $ 1,320     $  1,374    $    496
                                                                ========    ========    ========
Issuance of warrants in connection with financing activity      $     -     $     -     $     75
                                                                ========    ========    ========
Issuance of Series B redeemable convertible preferred
 stock in exchange for cancellation of notes payable
 and related accrued interest                                   $     -     $     -     $  1,062
                                                                ========    ========    ========

                                                                ========    ========    ========
Equipment and furniture obtained through capital lease          $  1,578    $  2,336    $  1,572
                                                                ========    ========    ========
Conversion of preferred stock and preferred warrants
 into common stock and common stock warrants                    $     -     $ 53,595    $     -
                                                                ========    ========    ========
Conversion of note payable to stockholders and related
 accrued interest to redeemable convertible preferred stock     $     -     $  2,566    $     -
                                                                ========    ========    ========
Repurchase of common stock through cancellation of
 note receivable and related accrued interest                   $     -     $    177    $     -
                                                                ========    ========    ========
Net assets acquired in exchange for common stock in
 connection with acquisition of 7Software                       $     -     $     -     $  1,030
                                                                ========    ========    ========
Adjustment to deferred stock compensation for options
 cancelled upon employee termination                            $    499    $     -     $     -
                                                                ========    ========    ========

See accompanying notes.

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000


1.  Description of the Company and Summary of Significant Accounting Policies


Description of the Company

Concur Technologies, Inc.(TM) ("Concur" or the "Company") is a leading provider of Corporate Expense Management software and service solutions that automate costly and inefficient business processes. Concur's software solutions are sold through a direct sales organization as well as indirect channels and include Concur Expense(TM) for travel and entertainment expense management, Concur Payment(TM) for employee requests for vendor payments, Concur Time(TM) for time tracking and reporting, and Concur Human Resources(TM) for human resources self-service. These software products are designed to meet the needs of businesses of all sizes through license and application service provider ("ASP") models. The Company was originally incorporated in the state of Washington on August 19, 1993 and operations commenced during 1994. On November 25, 1998, the Company was reincorporated in the State of Delaware and completed an initial public offering on December 17, 1998.

Basis of Financial Statement Presentation

On June 1, 1999, pursuant to a Merger Agreement dated May 31, 1999, among the Company and Seeker Software, Inc. ("Seeker") the Company acquired all of the outstanding capital of Seeker. Seeker developed, marketed, and sold Web-based human resources self-service solutions applications that allowed employees and managers within an organization to access, update, and share information from their desktop computers.

The Company issued 3,419,929 shares of common stock in exchange for all outstanding preferred stock, preferred stock purchase warrants, and common stock of Seeker and assumed all outstanding options of Seeker employees resulting in the issuance of options to purchase up to 680,234 shares of common stock. This transaction has been accounted for as a pooling-of-interests and, accordingly, these consolidated financial statements reflect the restatement of all periods presented to include the accounts of Seeker.

In conjunction with the merger, the Company recorded a charge to operating expenses of approximately $8.9 million for estimated direct and other merger-related costs pertaining to the transaction in fiscal year 1999. Merger costs consisted primarily of estimated costs and fees for financial advisement services for both companies, attorneys, accountants, financial printing, and other related charges. The Company periodically reviews accounting estimates such as these, and related accruals and, when appropriate, makes changes to reflect new estimates. During fiscal year 2000, the Company revised its estimate of these costs, resulting in a decrease in accrued merger costs of approximately $1.2 million. No amounts remain as accrued liabilities relating to the merger at September 30, 2000.

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000


1. Description of the Company and Summary of Significant Accounting Policies (continued)

Net revenue and net loss for the separate and combined companies prior to the merger on June 1, 1999 are as follows (in thousands):

                                             Concur           Seeker
                                          Technologies,      Software,      Combined
                                               Inc.             Inc.        Company
                                          -------------------------------------------
Year ended September 30, 1998:
 Net revenue                                $ 17,159         $ 2,696        $ 20,128
 Net loss                                   $(18,074)        $(8,150)       $(26,224)
Six months ended March 31, 1999:
 Net revenue                                $ 13,591         $ 3,223        $ 16,814
 Net loss                                   $(11,263)        $(5,262)       $(16,525)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Concur Technologies (UK) Ltd, Concur Technologies Pty. Limited, and Seeker, which was dissolved effective March 28, 2000. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition Policy

The Company delivers its products in the form of software licenses or, beginning in early fiscal year 2000, by providing customers access to its software on a hosted basis in an ASP model.

License revenues are comprised primarily of fees for the delivery of software licenses as well as initiation and usage fees earned for hosting services as an application service provider. Revenue resulting from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable, and collectibility is probable. If the fee due from the customer is not fixed and determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenues resulting from ASP services are recognized over the lives of the related agreements, which are typically two years. Customer advances and billed amounts due from customers in excess of recognizable revenue are recorded as deferred revenue.

Service revenues earned from customers that license the Company's software result from systems integration or other consulting services, customer support agreements, and training. When software licenses and services are sold together, the services are evaluated to determine whether they are essential to the functionality of the software. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue related to the services is recognized as the services are performed. Customer support agreements provide for technical support and include the right to unspecified upgrades on an if-and-when-available basis. Revenue from customer support agreements is recognized over the life of the related agreement, which is typically one year.

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000


1. Description of the Company and Summary of Significant Accounting Policies (continued)

In some cases, revenues generated as an application service provider are derived from arrangements with partners and affiliates. These revenues are recorded on a gross basis with related commissions recorded as a selling expense when the Company is the primary obligor in the arrangement, when the Company establishes the pricing of the arrangement, and when the Company assumes the related business risks such as performance and credit risk. Otherwise, these revenues are recorded on a net basis.

Liquidity

The Company continues to incur losses from operating results and had total shareholders' equity of $57.0 million at September 30, 2000, including an accumulated deficit of $165.4 million. As a result of its significant product development, customer support, and selling and marketing efforts, the Company has required substantial working capital to fund its operations. To date, the Company has financed its operations principally through its equity offerings. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and capital requirements through at least September 30, 2001. Any substantial inability to achieve the current business plan could have a material adverse impact on the Company's financial position, liquidity, or results of operations and may require the Company to reduce expenditures and/or seek additional debt or equity financing to enable it to continue operations through September 30, 2001.

Cash and Cash Equivalents

All highly liquid financial instruments purchased with an original maturity of three months or less are reported as cash equivalents.

Marketable Securities

Marketable securities are stated at fair value at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities. Marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities."

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified its marketable securities as available-for-sale, which are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At September 30, 2000, the fair value of marketable securities (consisting primarily of corporate bonds and commercial paper) approximates their cost. Therefore, no unrealized gain or loss has been recorded. All marketable securities held at September 30, 2000 mature within one year.

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

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000


1. Description of the Company and Summary of Significant Accounting Policies (continued)

Research and Development

Research and development costs are expensed as incurred and consist primarily of software development costs. Financial accounting standards require the capitalization of certain software development costs after technological feasibility of the software is established. In the development of the Company's new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. Internal software development costs that were eligible for capitalization were insignificant and were charged to research and development expense in the accompanying consolidated statements of operations.

Internal-Use Software

Costs of software developed internally by the Company for use in its operations are accounted for under the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use." Under SOP 98-1, the Company expenses costs of research, including predevelopment efforts prior to establishing technological feasibility, and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established, it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the application development stage were insignificant, and, accordingly, no costs related to internal-use software have been capitalized through September 30, 2000.

Segment Information

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas, and major customers. The Company operates in a single business segment related to Corporate Expense Management software and services.

Comprehensive Net Loss

The Company's comprehensive net loss was the same as its net loss for all fiscal years presented.

Advertising and Marketing Costs

Costs of marketing materials and advertising expenditures are charged to operations when the materials are used or the advertising is first released. Advertising costs were approximately $3.3 million, $3.6 million, and $2.6 million in the fiscal years ended September 30, 2000, 1999, and 1998, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which utilizes the liability method of accounting for income taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000

1. Description of the Company and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company adopted the "disclosure only" provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the stock option exercise price.

Equipment and Furniture

Equipment and furniture are carried at cost. The Company provides for depreciation and amortization using the straight-line method for financial reporting purposes over estimated useful lives ranging from three to five years. Depreciation expense includes amounts amortized for assets recorded under capital leases.

Net Loss per Share

Basic and diluted net loss per share is calculated using the weighted-average number of shares of common stock outstanding. Other common stock equivalents, including convertible preferred stock, stock options, and warrants, are excluded from the computation as their effect is antidilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Concentrations of Credit Risk

The Company's customer base is dispersed primarily across several different geographic areas in the United States and in a variety of industries. No single customer accounted for more than 10% of the Company's sales in any of the periods presented. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specific identification.

Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustments resulting from this process were insignificant at September 30, 2000 and 1999. Gains and losses on foreign currency transactions are included in the consolidated statements of operations as incurred. To date, gains and losses on foreign currency transactions have not been significant.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 establishes standards for recognition and measurement of derivatives and hedging

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000


1. Description of the Company and Summary of Significant Accounting Policies (continued)

activities and requires recognition of all derivatives on the balance sheet at fair value. Because the Company has not used derivatives, management does not anticipate that the adoption of SFAS 133 will have an effect on earnings or the consolidated financial position of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes the SEC's views on applying generally accepted accounting principles to revenue recognition and the related costs of those revenues. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. In October 2000, the SEC issued frequently asked questions and answers about how the guidance in accounting standards and SAB 101 would apply to particular transactions. The Company has reviewed the requirements of SAB 101 and believes its policies on revenue recognition and related costs of those revenues are in compliance with this new standard. Therefore, the Company does not believe that SAB 101 will have a significant impact on its consolidated financial position or results or operations. However, the Company will continue to evaluate interpretations of the standard as they become available.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No.
25. FIN 44 clarifies the application of APB Opinion No. 25 and among other issues, clarifies the following: the definition of an employee for the purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 had no material impact on the Company's consolidated financial position or results of operations.

In March 2000, the Emerging Issues Task Force (EITF) published its consensus on EITF No. 00-2, "Accounting for Web Site Development Costs," which requires the following accounting for costs related to development of Web sites:

     Costs incurred in the planning stage, regardless of whether the planning activities relate to software, should be expensed as incurred;

     Costs incurred during the development of Web site applications and infrastructure involving acquiring or developing hardware and software to operate the Web site, including graphics that affect the look and feel of the Web page, should be capitalized. All costs relating to software used to operate a Web site should be accounted for under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed;"

     Costs paid for Web site hosting services generally should be expensed over the period of benefit; and

     Costs incurred in operating the Web site, including training, administration, maintenance, and other costs, should be expensed as incurred. However, costs incurred in the operation stage that involved providing additional functions or features to the Web site should be accounted for as new software. Such costs should be capitalized or expensed based on the requirements of SOP 98-1, or SFAS No. 86, as applicable.

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000


1. Description of the Company and Summary of Significant Accounting Policies (continued)

The Company is required to adopt EITF No. 00-2 in fiscal quarters beginning after June 30, 2000. The Company's policy for accounting for costs incurred to operate the Company's hosted services has not been impacted by adoption of this pronouncement.

In March 2000, the EITF published its consensus on EITF No. 00-3, Application of AICPA Statement of Position 97-2, ("SOP 97-2"), "Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." EITF No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company has historically treated its ASP services in accordance with the guidance contained in this pronouncement. The Company's ASP hosting arrangements generally do not allow customers the contractual right to take possession of the software.

2.  Equipment and Furniture

Equipment and furniture consisted of the following (in thousands):

                                                     September 30,
                                           --------------------------------
                                                  2000              1999
                                           -------------        -----------
       Computer hardware and software            $11,620            $ 3,705
       Furniture and equipment                       962                649
       Leased equipment                            6,553              4,943
       Leasehold improvements                        692                565
                                           -------------        -----------
                                                  19,827              9,862
       Less accumulated depreciation              (9,358)            (2,775)
                                           -------------        -----------
                                                 $10,469            $ 7,087
                                           =============        ===========

Accumulated depreciation on leased equipment was approximately $3.9 million and $1.7 million at September 30, 2000 and 1999, respectively.

3.  Acquisition of 7Software, Inc.

On June 30, 1998, the Company acquired 7Software, Inc. ("7Software"), a privately-held software company and the developer of Concur Procurement(TM). The Company issued 708,918 shares of its common stock in exchange for all outstanding shares of 7Software and also assumed all outstanding 7Software options, which were converted to options to purchase approximately 123,921 shares of the Company's common stock. The total 7Software purchase price of $6.2 million included the estimated fair value of the common stock ($4.4 million), the estimated fair value of converted options issued ($765,000), $500,000 payable to certain former 7Software stockholders, cash payments of $130,000, and other direct acquisition costs of $460,000. The acquisition was accounted for as a purchase. Therefore, the results of operations of 7Software and the fair value of the assets acquired and liabilities assumed were included in the Company's consolidated financial statements beginning on the acquisition date.

In connection with the purchase of 7Software, the Company assumed 7Software's 1997 Stock Option Plan. All outstanding options to purchase the stock of 7Software on the acquisition date were converted into options to purchase 123,921 shares of common stock of the Company. The outstanding options can be exercised at a price of approximately $0.025 per share, vest over four years, and are exercisable for a period not to exceed ten years.

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000


3.  Acquisition of 7Software, Inc. (continued)

The allocation of the purchase price resulted in intangible assets (primarily developed software and the value of an acquired workforce) of $960,000, which was capitalized and amortized on a straight-line basis over three years. Amortization expense for the years ended September 30, 2000, 1999, and 1998 was $240,000, $320,000, and $80,000, respectively. In June 2000, in connection with its decision to discontinue its licensed procurement product, the Company wrote off the unamortized balance of these intangible assets in the amount of $320,000 (see Note 10). This charge is included in restructuring costs in the accompanying consolidated statements of operations. Acquired in-process technology was valued using the income approach, resulting in a charge of $5.2 million in 1998.

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

As of the date of acquisition, the procurement development project consisted of ongoing research and development efforts in the following areas: (i) compatibility with additional databases, (ii) compatibility with additional enterprise resource planning platforms, (iii) multiple catalog support, (iv) fundamental redesign of the user interface, and (v) redesign and rewriting of the administrative functionality. The cost to complete the in-process technology was estimated based on the number of man-months required to reach technological feasibility for the CompanyStore technology, the type of professional and engineering staff involved in the completion process and their fully burdened monthly salaries.

The unaudited pro forma combined historical results, as if 7Software had been acquired on October 1, 1997, excluding the nonrecurring, one-time charge for acquired in-process technology, are as follows (in thousands):

                                                      Year Ended
                                                  September 30, 1998
                                          -------------------------------
                                             Actual            Pro Forma
                                          --------------     ------------
       Total revenues, net                      $ 20,128         $ 20,325
       Net loss                                  (26,224)         (21,500)
       Net loss per share                          (8.18)           (6.21)

The pro forma information does not purport to be indicative of the results that would have been attained had these events occurred at the beginning of the period presented and is not necessarily indicative of future results.

In connection with the purchase of 7Software, the Company also entered into separate employment agreements with certain former 7Software officers and stockholders. Under the terms of these arrangements, the Company loaned $500,000 to these officers and stockholders in the form of a note receivable. This receivable was payable in aggregate annual installments of $167,000, plus interest at variable rates. The note was secured by second mortgages on real property. The balance of the note receivable at September 30, 2000 was $167,000.

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000

4.  Line of Credit

At September 30, 2000, the Company had a $4.0 million line of credit available for operating needs. Borrowings under this line of credit bear interest at the lending bank's prime rate plus 1.5%. The borrowing base for these lines is to be monitored on a monthly basis and is to consist of the sum of up to 80% of eligible accounts receivable. Interest is due monthly and principal is due upon maturity.

There were no outstanding borrowings under the $4.0 million line at September 30, 2000. The bank had issued standby letters of credit on behalf of the Company at September 30, 2000, in the amount of $450,000, and the amount available under the line of credit on that date was approximately $3.5 million. All nonleased assets of the Company, including intellectual property, secure the line. The line of credit agreement requires the Company to meet certain financial covenants, including limitations on the Company's ability to pay dividends. At September 30, 2000, the Company was in compliance with these covenants. The line of credit expires in January 2001.

5.  Long-Term Debt Obligations

Long-term debt at September 30, 2000, consisted of: (i) a $3.0 million senior term loan facility; (ii) a $1.5 million subordinated promissory note; (iii) a $2.0 million subordinated promissory note; (iv) a $3.5 million subordinated promissory note; and (v) an equipment loan.

The senior term loan facility with a remaining balance of $625,000 at September 30, 2000 bears interest at the lending bank's prime rate less 1.0% (8.5% at September 30, 2000) and matures on February 15, 2001. Payments were interest only through February 15, 1999, at which time the loan began to be paid back in 24 monthly principal payments, plus applicable interest. The loan is secured by a perfected senior security interest in all nonleased assets of the Company with specific filings for intellectual property. Both the line of credit and senior term loan were issued by the same lender and include the same collateral and the same financial covenants and restrictions discussed above.

The subordinated promissory notes (which have an aggregate remaining balance of $3.1 million at September 30, 2000 and which are subordinated to both the line of credit and senior term loan) are secured by the Company's receivables, equipment, general intangibles, inventory, and all other goods and personal property of the Company. The $1.5 million note bears interest at 8.5%, has monthly principal and interest payments of approximately $38,000, and matures in August 2001. The $2.0 million note bears interest at 11.0%, has monthly principal and interest payments of approximately $65,000, and matures in November 2001. The $3.5 million note bears interest at 11.0%, has monthly principal and interest payments of approximately $105,000, and matures in May 2002.

The equipment loan is secured by virtually all assets of the Company and bears interest at prime plus 0.75%. The loan is payable in aggregate monthly principal payments of $16,000, plus accrued interest and matures in May 2001. The balance of the equipment loan is $116,000 at September 30, 2000.

Maturities of long-term debt obligations are as follows (in thousands):

       Fiscal year ended September 30:
        2001                                                $2,942
        2002                                                   927
                                                            ------
                                                            $3,869
                                                            ======
6.  Commitments

The Company leases office space and equipment under noncancelable operating and capital leases. The Company leases its headquarters in Redmond, Washington under an operating lease expiring in May 2005. The Company has the option to extend the Redmond lease for one additional five-year term. The Company is required to provide a $450,000 letter of credit as security for the lease. The letter of credit may be reduced by specified amounts in the

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000

6.  Commitments  (continued)

lease agreement after 36 months or upon the Company's achievement of certain economic goals. The Company also leases facilities in Oakland, California under an operating lease that expires in 2001 and other sales offices under operating leases that expire over various terms.

Future minimum rental payments under noncancelable leases, net of the future minimum rentals of $640,000 to be received under subleases, are as follows (in thousands):

                                                                      Capital Leases       Operating Leases
                                                                      --------------       ----------------
       Fiscal year ended September 30:
        2001                                                              $ 2,541                 $1,837
        2002                                                                  965                  1,190
        2003                                                                   27                  1,194
        2004                                                                    -                  1,215
        2005                                                                    -                    810
                                                                          -------                 ------
                                                                            3,533                 $6,246
       Less amount representing interest                                     (218)                ======
                                                                          -------
       Present value of net minimum capital lease
        obligations                                                         3,315
       Less current portion                                                (2,356)
                                                                          -------
       Capital lease obligations, net of current portion                  $   959
                                                                          =======

Total rent expense for the years ended September 30, 2000, 1999 and 1998 was $3.6 million, $2.2 million, and $1.3 million, respectively.

In July 1997, the Company entered into a Master Lease Agreement with Comdisco. In February 1998, the Company entered into a second Master Lease Agreement, whereby the total financing commitment extended by Comdisco was increased by an additional $1.0 million, to a total of $3.5 million. In July 1998, the Company entered into a third Master Lease Agreement with Comdisco, whereby the total financing commitment was increased by an additional $1.5 million for a total of $5.0 million. The Company accounts for its obligations under these Master Lease Agreements as capital leases.

7.  Income Taxes

The Company did not provide an income tax benefit for any period presented because it has experienced operating losses since inception. At September 30, 2000, the Company has net operating loss carryforwards of $128.6 million and tax credit carryforwards of $1.2 million all of which expire between 2009 and 2020.

As a result of prior equity financings and the merger with Seeker, the Company has incurred and will incur "ownership changes" pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Accordingly, the Company's use of net operating loss carryforwards incurred through the date of these ownership changes will be limited during the carryforward period. To the extent that any single year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000

7.  Income Taxes (continued)

Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                        September 30
                                                              ---------------------------------
                                                                   2000                 1999
                                                              ------------         ------------
       Deferred tax assets:
        Net operating loss carryforwards                          $ 43,728             $ 19,790
        Tax credit carryforwards                                     1,143                  676
        Expenses not currently deductible, deferred
         revenue, and other                                          5,930                3,762
                                                              ------------            ---------
       Total deferred tax assets                                    50,801               24,228
       Valuation allowance                                         (50,801)             (24,228)
                                                              ------------            ---------
                                                                  $      -             $      -
                                                              ============            =========

Since the Company's utilization of these deferred tax assets is dependent on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided. The valuation allowance for deferred tax assets increased approximately $26.6 million, $12.1 million, and $6.6 million during the years ended September 30, 2000, 1999, and 1998, respectively.

8.  Stock Option Plans and Employee Stock Purchase Plan

The Company's 1994 Stock Option Plan (the 1994 Plan) provided for the issuance of options to acquire 2,760,000 shares of common stock. The 1994 Plan provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors, and other eligible participants. All of the shares of the Company's common stock that remained available for issuance under the 1994 Stock Option Plan when the 1998 Equity Incentive Plan (the 1998 Plan) became effective, became available for issuance under the 1998 Plan.

On August 21, 1998, the Board adopted the 1998 Equity Incentive Plan (the "1998 Plan"), the Director Stock Option Plan (the "Director Plan"), and the Employee Stock Purchase Plan (the "ESPP"). The 1998 Plan authorized issuance of up to 3,240,000 shares of common stock upon the exercise of stock options or otherwise pursuant to the 1998 Plan. In February 2000, the shareholders approved an increase in the number of shares issuable under the 1998 Plan to 5,240,000. The Director Plan authorizes issuance of up to 240,000 shares of common stock upon the exercise of stock options that may be granted pursuant to the Director Plan. The ESPP authorizes the issuance of up to 714,041 shares of common stock, subject to automatic annual increases as stated in the ESPP. During fiscal 2000 and 1999, employees purchased 384,658 and 53,209 shares under the ESPP, respectively. As of September 30, 2000, there are 276,174 shares still available for purchase under the ESPP.

In December 1999, the Board of Directors adopted the 1999 Stock Incentive Plan ("1999 Plan"). The 1999 Plan provides for the granting of options to acquire up to 1,500,000 shares of common stock and imposes a limitation on the number of such options which may be granted to officers.

Stock options granted by the Company vest at various rates, typically over four years, as determined by the Board of Directors and remain exercisable for a period not to exceed ten years. However, in June 2000, the Company granted options to purchase approximately 2,092,000 shares of common stock to employees which vest over 2.5 years which are subject to accelerated vesting based on the Company achieving certain future financial targets.

A summary of the Company's stock option activity under the 1994 Plan, the 1998 Plan, the 1999 Plan, the Director Plan, and the options issued in exchange for options of 7Software and related weighted-average exercise prices is as follows:

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000

8.  Stock Option Plans and Employee Stock Purchase Plan (continued)

                                    September 30, 2000               September 30, 1999               September 30, 1998
                             ------------------------------   ------------------------------   ------------------------------
                                                Weighted-                        Weighted-                        Weighted-
                                                Average                          Average                          Average
                                                Exercise                         Exercise                         Exercise
                                  Options       Price            Options         Price            Options         Price
                             ------------------------------   ------------------------------   ------------------------------
Balance at beginning of year       3,572,937     $10.73         1,869,473         $ 0.92         1,120,225         0.23
 Granted                           5,033,691      11.36         2,174,005          17.32           871,780         1.72
 Issued in exchange for
  options of 7Software                     -          -                 -              -           123,921         0.03
 Exercised                          (413,114)      0.94          (323,730)          0.42          (176,121)        0.21
 Canceled                         (1,852,137)     18.48          (146,811)          5.98           (70,332)        0.52
                             ---------------                  -----------                      -----------
Balance at end of year             6,341,377       9.61         3,572,937          10.73         1,869,473         0.92
                             ===============                  ===========                      ===========
Exercisable at end of year         1,399,904       6.48         1,035,265           2.77           691,368         0.19
                             ===============                  ===========                      ===========
Weighted-average value of
 options granted during the
 year:
  Granted at fair value               $10.60                   $    16.14                       $     1.45
  Granted below fair value                 -                         6.29                             1.96

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at September 30, 2000 for selected exercise price ranges is as follows:

                                  Options Outstanding                         Options Exercisable
                                  -------------------------------------       -------------------------------
                                  Weighted                                                       Weighted
                                  Average                                                        Average
Range of                          Contractual                                                    Exercise
Exercise Prices                   Life (in Years)        Shares                  Shares          Price
-----------------------------------------------------------------------     ---------------------------------
   $  0.03 -  0.20                     5.20             440,080                 435,375             $ 0.14
              0.37                     7.06             434,691                 307,987               0.37
      0.60 -  1.19                     8.24             292,337                 121,749               1.16
      1.65 -  4.66                     9.89             476,562                   5,580               2.18
      5.00 -  6.94                     9.62           2,406,298                  62,369               5.63
      7.75 - 12.50                     8.32             853,458                 333,740              12.41
     13.06 - 25.00                     9.24             888,820                   5,085              23.90
     25.13 - 50.38                     8.82             549,131                 128,019              32.28
                              -----------------------------------------     ---------------------------------
                                       8.79           6,341,377               1,399,904             $ 6.48
                              =========================================     =================================

The Company uses the intrinsic value-based method to account for all its employee stock-based compensation arrangements. The Company has recorded deferred stock compensation expense of $2.5 million and $950,000 relating to options granted during the years ended September 30, 1999 and 1998, respectively. These amounts represent the difference between the exercise price and the deemed fair value for financial reporting purposes of the Company's common stock during the periods in which such options were granted. Amortization of deferred stock compensation of $761,000, $1.6 million, and $421,000 was recognized during the years ended September 30, 2000, 1999, and 1998, respectively. In June 2000, the Company reduced deferred stock compensation and common stock by $499,000 to account for the termination of certain employees who held unvested options granted with exercise prices below the fair value of the stock at the date of grant.

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000

8.  Stock Option Plans and Employee Stock Purchase Plan (continued)

The following pro forma information regarding stock-based compensation has been determined as if the Company had accounted for its employee stock options under the fair market value method of SFAS 123. The fair value of these options was estimated at the date of grant using a minimum value option pricing model (for options granted prior to the Company's initial public offering (the "IPO")) and the Black Scholes model (for options granted subsequent to the IPO) with the following weighted-average assumptions: risk-free interest rates ranging from 5% to 6% in 2000, 1999, and 1998; a dividend yield rate of 0% for all periods; a volatility of 1.58 in 2000 and 0.97 in 1999 (subsequent to the IPO), and an assumption that the options will be exercised one year after they vest. As stated, we have elected to use the Black-Scholes model to estimate the fair value of options granted after the IPO. This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect this estimate, we believe the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows (in thousands, except share data):

                                                                      Year Ended September 30
                                                -----------------------------------------------------------------
                                                         2000                   1999                   1998
                                                -------------------    -------------------    -------------------
Net loss as reported                                       $(75,655)              $(46,476)              $(26,224)
Pro forma incremental compensation
  expense under SFAS 123                                     (2,607)                (7,540)                   (37)
                                                -------------------    -------------------    -------------------
Pro forma net loss                                         $(78,262)              $(54,016)              $(26,261)
                                                ===================    ===================    ===================
Pro forma loss per share                                   $  (3.26)              $  (3.20)              $  (8.19)
                                                ===================    ===================    ===================

Under SFAS 123, compensation expense representing the fair value of the option grant is recognized over the vesting period. The initial impact on pro forma net loss may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in pro forma earnings.

9.  Stockholders' Equity

Concur Redeemable Convertible Preferred Stock

In June 1998, the Company designated 1,800,000 shares and issued 1,003,499 shares of Series E redeemable convertible preferred stock ("Series E Preferred Stock") through a private offering. In August 1998, the Series E Preferred Stock Purchase Agreement (the "Purchase Agreement") was amended for the sale of an additional 645,161 shares of the Company's Series E Preferred Stock and Series E Preferred Stock Warrants to purchase an additional 2,400,000 shares of Series E Preferred Stock for $5.0 million to American Express Travel Related Services Company, Inc. ("TRS"). The total number of shares of Series E Preferred Stock issued was 1,648,660. Total net proceeds from the Series E Preferred Stock financing amounted to $12.7 million.

In connection with the IPO referred to below, all Concur redeemable convertible preferred stock and preferred stock warrants automatically converted into 10,213,553 shares of common stock.

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000

9.  Stockholders' Equity  (Continued)

Seeker Preferred Stock

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

All shares of Seeker preferred stock were exchanged for Concur common stock in the June 1, 1999 merger.

Warrants

In May 1996, the Company issued warrants to purchase 28,125 shares of redeemable convertible preferred stock in conjunction with a renewal and increase in the bank line of credit (see Note 4). The warrants were immediately exercisable at a price of $2.00 per share, expiring in May 2001. The estimated fair value of these warrants of $5,000 has been recorded as debt issuance costs. At the time of the IPO, the warrants were exercised.

In July 1997, the Company issued warrants to Comdisco to purchase 44,827 and 22,988 shares of Series D Preferred Stock in conjunction with the Company's receipt of financing commitments relating to a promissory note and lease agreement, respectively. Each has a purchase price of $3.65 per share. The warrants become immediately exercisable on the effective date of the agreements and remain exercisable for a period of five years; or two years from the effective date of the Company's IPO, whichever is longer. The estimated fair values of these warrants of $30,000 and $16,000, respectively, have been recorded as debt issuance costs. The warrants were exercised for common stock on a net basis in December 1999.

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

In April 1998, the Company issued warrants to purchase 13,187 shares of Series E Preferred Stock in conjunction with the increase to the senior loan facility. The warrants had an initial exercise price of $7.75 per share. The warrants became immediately exercisable on the effective date of the agreements. Additionally, the agreement provided for a $75,000 put option, which expired in April 2000. The estimated fair value of these warrants of $75,000 has been recorded as debt issuance costs. These warrants were exercised in February 1999.

In May 1998, the Company issued warrants to Comdisco to purchase 56,451 shares of Series E Preferred Stock in conjunction with the new subordinated promissory note (see Note 5). The warrants were immediately exercisable at a price of $7.75 per share and are exercisable for a period of five years; or two years from the effective date of the Company's IPO, whichever is longer. The estimated fair value of these warrants of $11,000 has been recorded as debt issuance costs. These warrants were exercised for common stock on a net basis in December 1999.

In connection with the 1998 sale of 645,161 shares of Series E Preferred Stock, the Company issued a warrant to purchase an additional 2,400,000 shares of Series E Preferred Stock. The warrant was exercisable in four tranches as follows: 300,000 shares could be acquired at the time of the Company's IPO at an exercise price per share equal

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000

9.  Stockholders' Equity (continued)

to the IPO price per share less 7%; 700,000 shares could be acquired at any time on or before October 15, 1999 at an exercise price of $33.75 per share; 700,000 shares may be acquired at any time on or before January 15, 2001 at an exercise price of $50.63 per share; and the remaining 700,000 shares may be acquired at any time on or before January 15, 2002 at an exercise price of $85.00 per share. As was permitted by the warrant, the Company exercised its option to cancel 25% of the shares that could have been acquired under the warrant at the time of the IPO or on or before October 15, 1999. In connection with an amendment to the standstill agreement with this shareholder, the Board of Directors subsequently rescinded its 25% reduction in the number of shares that could be acquired on or before October 15, 1999. At the time of the IPO, the initial tranche of this warrant was exercised for 225,000 shares of common stock. The estimated fair value of this warrant, determined based on a Black-Scholes fair value model, is approximately $278,000, which has been recorded as redeemable convertible preferred stock warrants. The option to acquire 700,000 of common stock on or before October 15, 1999, was not exercised and has expired.

All Concur preferred stock warrants automatically converted into common stock warrants upon the closing of the IPO of the Company's common stock.

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

All Seeker stock warrants were exchanged for Concur common stock in the June 1, 1999 merger.

IPO and Follow-On Offering

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

Private Placement to SAFECO and Nortel

On February 22, 2000, Concur entered into a Stock Purchase Agreement with SAFECO Corporation and Nortel Networks, Inc. for the purchase of 1,073,929 and 429,571 shares, respectively, of Concur's common stock at a purchase price of $23.28 per share which was the closing price of the Company's stock on that date. Concur has also entered into strategic marketing and distribution agreements with SAFECO Life Insurance Company

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000

9.  Stockholders' Equity (continued)

("SAFECO") and Nortel Networks Corporation ("Nortel") under which SAFECO and Nortel will resell certain of Concur's products through their respective distribution networks and will undertake joint marketing activities with Concur to promote certain of Concur's products. Revenues generated from the joint marketing activities will be shared between Concur and the respective reseller. Through September 30, 2000, Concur has not recognized any revenue under these arrangements.

Under the terms of these agreements, Concur has granted SAFECO and Nortel warrants to purchase up to 3,750,000 and 1,500,000 shares of common stock, respectively. For each of these warrant holders, the warrants become exercisable only if such holder achieves certain annual milestones relating to revenue, derived in connection with the arrangements described above over the next five years. The exercise price will be the greater of $30.26 or 50 percent of the fair value of the common stock price on prescribed dates. In the event these milestones are achieved or the achievement becomes probable, Concur may be required to record a significant noncash sales and marketing expense throughout the remaining related service period to the extent that the fair value of the common stock exceeds the exercise price of the warrants at that time. Concur has not recorded an expense associated with these agreements to date and is uncertain whether these milestones will be achieved in the future. Effective upon the closing of the sale of the common stock to SAFECO, a representative of SAFECO was elected to serve on the Company's Board of Directors.

Shares Reserved

The Company has reserved shares of common stock for future issuance as follows:

                                                                 September 30, 2000
                                                                --------------------
     Outstanding stock options                                             6,341,377
     Stock Options available for grant:
      1999 Stock Incentive Plan                                               33,852
      1998 Equity Incentive Plan                                           1,167,773
      Director Stock Option Plan                                              80,000
     Employee Stock Purchase Plan                                            276,174
     Warrants to purchase common stock                                     6,650,000
                                                                --------------------
     Total                                                                14,549,176
                                                                ====================

10.  Business Restructuring

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

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000

10.  Business Restructuring (continued)

Under the new operating plan, as part of its efforts to narrow the scope of its business to focus primarily on Corporate Expense Management, the Company implemented certain changes. First, the Company discontinued Concur ProcurementTM, its corporate procurement application and terminated the Concur Commerce Network. Second, the Company discontinued the planned integration of Concur Human Resources with its other Corporate Expense Management solutions as a suite of solutions through a common user interface.

Based on the decision to discontinue Concur Procurement(TM), the Company recorded a charge of $2.9 million against revenues in fiscal year 2000 for estimated returns of this product. This charge is reflected as a reduction in license revenues. Prior to its decision to discontinue Concur Procurement(TM), the Company had a very limited history of sales returns. There is a possibility that net revenues could be negatively impacted in future quarters by returns in excess of the Company's current estimates.

Additionally, the Company recorded a $3.4 million restructuring charge in June 2000 as a result of its decision to restructure its business and implement a new operating plan. Of the $3.4 million restructuring charge, approximately $1.0 million remained as an accrued liability at September 30, 2000.

The following is an analysis of the restructuring charge by category (in thousands):



                                                                         Amounts Paid or        Accrued Balance
                                                   Restructuring        Charged Off as of      at September 30,
                                                       Charge          September 30, 2000            2000
                                                  ----------------     ------------------     ------------------
Severance and termination benefits                      $1,661               $1,062                  $  599
Write off of intangible and other assets                   800                  800                       -
Abandoned facilities, leases, and equipment
 costs                                                     328                  298                      30
Discontinued product marketing
commitments                                                272                  122                     150
Other                                                      346                  100                     246
                                                  ----------------     ------------------     ------------------
Total                                                   $3,407               $2,382                  $1,025
                                                  ================     ==================     ==================

As part of the new operating plan, the Company announced a workforce reduction of 68 employees, which represented approximately 13 percent of the Company's employee base and included employees from all areas of the Company. In addition to the reduction in employee headcount, the Company also reduced its utilization of contract labor. Approximately 64 percent of the costs associated with the workforce reduction were paid or charged against the liability through September 30, 2000. The remaining accrued balance for severance and termination benefits is expected to be paid by the end of June 2001. All of the 68 employees had been terminated by September 30, 2000.

Other expenses associated with the Company's new operating plan consist of the write-off of intangible assets relating to the Company's procurement technology acquired in connection with its June 1998 acquisition of 7Software, costs associated with the abandonment of facilities, including lease costs, and equipment due to its workforce reduction, and estimated costs to terminate product marketing programs resulting from the Company's decision to discontinue Concur Procurement(TM). All remaining costs accrued at September 30, 2000, are expected to be paid over the next nine months.

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000

11. International Revenues

The Company licenses and markets its products primarily in the United States, and operates in a single industry segment. Information regarding revenues for the years ended September 30 by geographic region, is as follows (in thousands):

                 Revenues
                 -------------------------------------------------------
                 2000                  1999                  1998
                 -----------           -----------           -----------
Country:
 United States      $30,687               $36,081               $19,318
 Europe               2,810                   404                   364
 Other                  527                   528                   446
                 -----------           -----------           -----------
Total               $34,024               $37,013               $20,128
                 ===========           ===========            ==========

12. Related-Party Transactions

In December 1997, the Company entered into a strategic alliance agreement with American Express Company ("American Express"), a related party, under which American Express refers to the Company its corporate charge card customers that seek a corporate expense management software solution. Under the terms of the agreement, American Express receives a fee for referring to the Company clients of American Express that become Concur customers. The fee varies based upon license revenue realized from referred customers. The Company is responsible for the entire sales effort and also for customer support and warranty services. In addition, in August 1998, the Company entered into a second agreement, a Co-branded Concur Expense Service Marketing Agreement with American Express Travel Related Services (TRS). Under the terms of the agreement, TRS receives a fee for marketing to TRS' clients a co-branded ASP version of Concur Expense. The marketing fee is based on the amount of revenue received. The Company is responsible for providing warranty and customer support services to these customers. Total costs under these agreements were $24,500, $433,000, and $121,000 for the years ended September 30, 2000, 1999, and 1998, respectively.

In November 1998, the Company entered into a strategic alliance agreement with ADP, Inc., a subsidiary of Automatic Data Processing, Inc. (ADP), under which ADP agreed to refer potential customers for Corporate Expense Management software products and services exclusively to the Company until December, 2001. The Company and ADP also agreed to jointly market the Company's Corporate Expense Management products and services to ADP customers. In connection with this agreement, an officer of ADP was provided a seat on the Company's Board of Directors. In May 2000, the Company and ADP entered into a second agreement under which ADP will market certain co-branded versions of Concur's ASP products on a commission basis. The agreement is effective until May 2005, unless terminated by either party. Total costs under these agreements were $54,000 and $41,000 for the years ended September 30, 2000 and 1999, respectively.

In March 2000, the Company recorded $2.0 million in license revenue from an agreement to license Concur Expense, Concur Procurement, and Concur Human Resources to a stockholder of the Company. As a result of the Company's decision to discontinue Concur Procurement in June 2000, the stockholder returned Concur Procurement and the Company refunded $1.1 million for the return of this software. This refund was recorded as a reduction in license revenue in the quarter ended June 30, 2000.

The Company recorded revenues in the amount of $282,000, $660,000 and $134,000, respectively, for the sale of products and services to other stockholders during the fiscal years 2000, 1999, and 1998, respectively.

Accounts receivable from stockholders were $111,000, $101,000, and $152,000 at September 30, 2000, 1999, and 1998, respectively. Accounts payable to stockholders were $16,000 and $83,000 at September 30, 2000 and 1998, respectively.

                           Concur Technologies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 2000


13. License and Other Agreements

The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of product sales. These amounts totaled $727,000, $547,000, and $348,000 for the years ended September 30, 2000, 1999, and 1998, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended September 30, 2000. The information required by this item is incorporated herein by reference to the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)

     1.    Financial Statements
           Consolidated Financial Statements of Concur Technologies, Inc.
           Report of Ernst & Young LLP, Independent Auditors..............................   32
           Consolidated Balance Sheets as of September 30, 2000 and 1999..................   33
           Consolidated Statements of Operations for the years ended September 30, 2000,
           1999, and 1998.................................................................   34
           Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
           September 30, 2000, 1999, and 1998.............................................   35
           Consolidated Statements of Cash Flows for the years ended September 30, 2000,
           1999, and 1998.................................................................   36
           Notes to Consolidated Financial Statements.....................................   38

     2.    Schedule
           The following financial statement schedule for the years ended September 30,
           2000, 1999, and 1998 should be read in conjunction with the consolidated financial statements of Concur Technologies, Inc. filed as part of this Annual
           Report on Form 10-K:

           Report of Ernst & Young LLP, Independent Auditors, on Financial Statement
           Schedule.......................................................................   61
           Schedule II--Valuation and Qualifying Accounts.................................   62

           Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

     3.    Exhibits
           The following exhibits are filed as a part of this report:

                                                                                            Incorporated by Reference
                                                                                            -------------------------
Exhibit                                                                                             Date of       Exhibit    Filed
Number                        Exhibit Description                          Form       File No.    First Filing    Number   Herewith
------                        -------------------                          ----       --------    ------------    -------  --------
2.01   Agreement and Plan of Reorganization, dated May 26, 1999,           8-K              --      06/01/99          2.1
       among the Registrant, ConStar Acquisition Corp. and Seeker
       Software, Inc.
3.01   Registrant's Amended and Restated Certificate of Incorporation,     S-8       333-70455      01/12/99         4.03
       as filed with Delaware Secretary of State on December 24, 1998.
3.02   Registrant's Bylaws, as adopted on August 19, 1998.                 S-1       333-62299      08/26/98         3.04
4.01   Specimen Stock Certificate representing shares of Registrant's      S-1       333-62299      08/26/98         4.01
       Common Stock.
4.02   Third Amended and Restated Information and Registration Rights      8-K              --      06/01/99          2.1
       Agreement dated May 26, 1999.
4.03   Amendment to Third Amended and Restated Information and                                                                 X
       Registration Rights Agreement dated March 23, 2000.                  --              --            --           --
10.01  Registrant's Amended and Restated 1994 Stock Option Plan and        S-1       333-62299      08/26/98        10.01
       related documents.
10.02  Registrant's Amended 1998 Equity Incentive Plan.                     --              --            --           --      X
10.03  Registrant's 1998 Employee Stock Purchase Plan and related          S-1       333-62299      08/26/98        10.03
       documents.
10.04  Registrant's 1998 Directors Stock Option Plan and related           S-1       333-62299      08/26/98        10.04
       documents.
10.05  Registrant's 401(k) Profit Sharing and Trust Plan.                  S-1       333-62299      08/26/98        10.05
10.06  Registrant's 1999 Stock Incentive Plan.                             S-8       333-31190      02/28/00         4.09
10.07  Form of Indemnity Agreement entered into by Registrant with         S-1       333-62299      08/26/98        10.06
       each of its directors and executive officers.
10.08  Strategic Marketing Alliance Agreement, dated December 17,          S-1       333-62299      08/26/98        10.09
       1997, between Registrant and American Express Company.**
10.09  Co-Branded XMS Service Marketing Agreement, dated August 11,        S-1       333-62299      08/26/98        10.10
       1998, between Registrant and  American Express Travel Related
       Services Company ("TRS").*
10.10  Warrant, dated August 11, 1998, to purchase shares of               S-1       333-62299      08/26/98        10.11
       Registrant's Series E Preferred Stock issued by Registrant to TRS.
10.11  Facility Lease, dated October 31, 1997, between Registrant and      S-1       333-62299      08/26/98        10.14
       CarrAmerica Realty Corporation, as amended on April 10, 1998.
10.12  Third Amendment to Lease, dated February 11, 1999, between          S-1       333-74685      03/19/99        10.27
       Registrant and CarrAmerica Realty Corporation.
10.13  Sublease, dated February 1, 1999, between Registrant and            S-1       333-74685      03/19/99        10.28
       Emerging Technology Solutions International (ETSI), Inc.
10.14  Office Lease, dated August 7, 1997, between Seeker Software,        S-1       333-81227      06/21/99        10.33
       Inc. and Webster Street Partners, Ltd.
10.15  First Amendment to Office Lease, dated November 10, 1998,           S-1       333-81227      06/21/99        10.34
       between Seeker Software, Inc. and Webster Street Partners, Ltd.
10.16  Facility Sublease Agreement, dated September 23, 1999, between     10-K              --      12/29/99        10.35
       Registrant and Cardiac Pacemakers, Inc.
10.17  Security and Loan Agreement, dated September 3, 1997, between       S-1       333-62299      08/26/98        10.20
       Registrant and Imperial Bank.

                                                                                            Incorporated by Reference
                                                                                            -------------------------
Exhibit                                                                                             Date of       Exhibit    Filed
Number                        Exhibit Description                          Form       File No.    First Filing    Number   Herewith
------                        -------------------                          ----       --------    ------------    -------  --------
10.18  Addendum to Security and Loan Agreement, dated September 3, 1997,   S-1       333-62299      08/26/98        10.21
       between Registrant and Imperial Bank.
10.19  Second Amendment to Loan Documents, dated April 28, 1998, between   S-1       333-62299      08/26/98        10.22
       Registrant and Imperial Bank.
10.20  Third Amendment to Security and Loan Agreement and Addendum to      S-1       333-74685      03/19/99        10.29
       Security and Loan Agreement, dated March 15, 1999, between
       Registrant and Imperial Bank.
10.21  Letter Agreement, dated April 21, 1994, between Registrant and      S-1       333-62299      08/26/98        10.15
       Sterling R. Wilson
10.22  Letter Agreement, dated June 20, 1994, between Registrant and       S-1       333-62299      08/26/98        10.16
       Jon T. Matsuo.
10.23  Letter Agreement, dated June 24, 1998, between Registrant and       S-1       333-62299      08/26/98        10.26
       Michael Watson.
10.24  Letter Agreement, dated March 2, 1999, between Registrant and       S-1       333-74685      03/19/99        10.30
       Bruce Chatterley.
10.25  Letter Agreement, dated April 12, 1999, between Registrant and      10-K             --      12/29/99        10.37
       Alan Brown.
10.26  Letter Agreement, dated May 26, 1999, between Registrant and        S-1       333-81227      06/21/99        10.31
       Robert K. Reid.
10.27  Letter Agreement, dated May 26, 1999, between Registrant and        S-1       333-81227      06/21/99        10.32
       Gary L. Durbin.
10.28  Letter Agreement, dated September 17, 1999, between Registrant      10-K             --      12/29/99        10.36
       and Ajay Kela.
10.29  Letter Agreement, dated June 6, 2000, between Registrant and          --             --            --           --      X
       Stephen A. Yount.
10.30  Letter Agreement, dated December 17, 1999, between Registrant         --             --            --           --      X
       and Kathleen Urbelis.
10.31  Stock Purchase Agreement, dated February 22, 2000, among the          --             --            --           --      X
       Company, SAFECO Corporation and Nortel Networks, Inc.
10.32  Joint Marketing and Sales Representative Agreement dated May 17,      --             --            --           --      X
       2000 between Registrant and ADP, Inc.**
21.01  List of Registrant's subsidiaries.                                  S-1       333-81227      06/21/99        10.32
23.01  Consent of Ernst & Young LLP, Independent Auditors.                   --             --            --           --      X
24.01  Power of Attorney (see page 59 of this report).                       --             --            --           --      X
27.01  Financial Data Schedule                                               --             --            --           --      X

* Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from the respective filing and were filed separately with the Securities and Exchange Commission.

** Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

     (b) Reports on Form 8-K

 .    On October 18, 1999, Registrant filed a Current Report on Form 8-K relating to its announcement on October 5, 1999 of its results of operations for the three months ended September 30, 1999.

 .    On February 24, 2000, Registrant filed a Current Report on Form 8-K relating to its announcement on February 23, 2000 of its agreement to Nortel Networks Corporation and SAFECO Corporation to form a strategic alliance and complete certain transactions in connection with such alliance.

 .    On May 5, 2000, Registrant filed a Current Report on Form 8-K relating to its announcement on April 26, 2000 of the resignation of its Chief Financial Officer.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CONCUR TECHNOLOGIES, INC.


December 29, 2000                  By:         /s/ S. Steven Singh
                                      -----------------------------------------
                                                   S. Steven Singh
                                      President, Chief Executive Officer and
                                               Chairman of the Board

  Each person whose signature appears below hereby constitutes and appoints S. Steven Singh and Stephen A. Yount, jointly and severally, his attorney in fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       Name                                            Title                              Date
                       ----                                            -----                              ----
Principal Executive Officer:

            /s/  S. Steven Singh                         President, Chief Executive Officer        December 29, 2000
--------------------------------------------------           and Chairman of the Board
                 S. Steven Singh

Principal Financial Officer
and Principal Accounting Officer:

            /s/  Stephen A. Yount                        Chief Financial Officer                   December 29, 2000
--------------------------------------------------         and Executive Vice President
                 Stephen A. Yount                          of Operations

Directors:

            /s/  Michael W. Hilton                       Director                                  December 29, 2000
--------------------------------------------------
                 Michael W. Hilton

            /s/  Jeffrey D. Brody                        Director                                  December 29, 2000
--------------------------------------------------
                 Jeffrey D. Brody

            /s/  Norman A. Fogelsong                     Director                                  December 29, 2000
--------------------------------------------------
                 Norman A. Fogelsong

           /s/   Russell P. Fradin                       Director                                  December 29, 2000
--------------------------------------------------
                 Russell P. Fradin

           /s/   Randall H. Talbot                       Director                                  December 29, 2000
--------------------------------------------------
                 Randall H. Talbot

           /s/   Michael J. Levinthal                    Director                                  December 29, 2000
--------------------------------------------------
                 Michael J. Levinthal

           /s/   James D. Robinson III                   Director                                  December 29, 2000
--------------------------------------------------
                 James D. Robinson III

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

  We have audited the consolidated financial statements of Concur Technologies, Inc. as of September 30, 2000 and 1999, and for each of the three years in the period ended September 30, 2000, and have issued our report thereon dated November 10, 2000 (included elsewhere in this annual report). Our audits also included the financial statement schedule listed in Item 14 (a) of this Form 10-
K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Seattle, Washington
November 10, 2000

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           CONCUR TECHNOLOGIES, INC.
                              September 30, 2000

                   Column A                        Column B               Column C                Column D         Column E
                   --------                      -------------     ---------------------        ------------    -------------
                                                                         Additions                   (1)
                                                                   ---------------------
                                                                                 Charged to
                                                  Balance at     Charged to        Other                          Balance at
                                                 Beginning of     Costs and      Accounts--       Deduction--       End of
                 Description                        Period        Expenses        Describe         Describe         Period
                 -----------                     ------------    -----------    -----------       -----------     -----------
Year ended September 30, 2000:
 Deducted from asset accounts:
  Allowance for doubtful accounts..............      $870,160      $1,498,303     $        --      $1,394,692        $973,771
Year ended September 30, 1999:
 Deducted from asset accounts:
  Allowance for doubtful accounts..............       619,401         539,803              --         289,044         870,160
Year ended September 30, 1998:
 Deducted from asset accounts:
  Allowance for doubtful accounts..............       170,000         566,304              --         116,903         619,401

--------------------

(1) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX



                                                                                          Incorporated by Reference
                                                                                          -------------------------
Exhibit                                                                                             Date of      Exhibit    Filed
Number                      Exhibit Description                            Form     File No.     First Filing    Number    Herewith
------                      -------------------                            ----     --------     ------------   -------    --------
        Agreement and Plan of Reorganization, dated May 26, 1999,
        among the Registrant, ConStar Acquisition Corp. and Seeker
 2.01   Software, Inc.                                                     8-K            --       06/01/99         2.1

        Registrant's Amended and Restated Certificate of Incorporation,
 3.01   as filed with Delaware Secretary of State on December 24, 1998.    S-8     333-70455       01/12/99        4.03

 3.02   Registrant's Bylaws, as adopted on August 19, 1998.                S-1     333-62299       08/26/98        3.04

        Specimen Stock Certificate representing shares of Registrant's
 4.01   Common Stock.                                                      S-1     333-62299       08/26/98        4.01

        Third Amended and Restated Information and Registration Rights
 4.02   Agreement dated May 26, 1999.                                      8-K            --       06/01/99         2.1

        Amendment to Third Amended and Restated Information and
 4.03   Registration Rights Agreement dated March 23, 2000.                 --            --             --          --        X

        Registrant's Amended and Restated 1994 Stock Option Plan and
10.01   related documents.                                                 S-1     333-62299       08/26/98       10.01

10.02   Registrant's Amended 1998 Equity Incentive Plan.                    --            --             --          --        X

        Registrant's 1998 Employee Stock Purchase Plan and related
10.03   documents.                                                         S-1     333-62299       08/26/98       10.03

10.04   Registrant's 1998 Directors Stock Option Plan and related
        documents.                                                         S-1     333-62299       08/26/98       10.04

10.05   Registrant's 401(k) Profit Sharing and Trust Plan.                 S-1     333-62299       08/26/98       10.05

10.06   Registrant's 1999 Stock Incentive Plan.                            S-8     333-31190       02/28/00        4.09

        Form of Indemnity Agreement entered into by Registrant with
10.07   each of its directors and executive officers.                      S-1     333-62299       08/26/98       10.06

        Strategic Marketing Alliance Agreement, dated December 17,
10.08   1997, between Registrant and American Express Company.**           S-1     333-62299       08/26/98       10.09

        Co-Branded XMS Service Marketing Agreement, dated August
        11, 1998, between Registrant and American Express Travel
10.09   Related Services Company ("TRS").*                                 S-1     333-62299       08/26/98       10.10

        Warrant, dated August 11, 1998, to purchase shares of
        Registrant's Series E Preferred Stock issued by Registrant
10.10   to TRS.                                                            S-1     333-62299       08/26/98       10.11

        Facility Lease, dated October 31, 1997, between Registrant and
10.11   CarrAmerica Realty Corporation, as amended on April 10, 1998.      S-1     333-62299       08/26/98       10.14

        Third Amendment to Lease, dated February 11, 1999, between
10.12   Registrant and CarrAmerica Realty Corporation.                     S-1     333-74685       03/19/99       10.27

        Sublease, dated February 1, 1999, between Registrant and
10.13   Emerging Technology Solutions International (ETSI), Inc.           S-1     333-74685       03/19/99       10.28

        Office Lease, dated August 7, 1997, between Seeker Software,
10.14   Inc. and Webster Street Partners, Ltd.                             S-1     333-81227       06/21/99       10.33

        First Amendment to Office Lease, dated November 10, 1998,
10.15   between Seeker Software, Inc. and Webster Street Partners, Ltd.    S-1     333-81227       06/21/99       10.34

        Facility Sublease Agreement, dated September 23, 1999, between
10.16   Registrant and Cardiac Pacemakers, Inc.                            10-K           --       12/29/99       10.35

        Security and Loan Agreement, dated September 3, 1997, between
10.17   Registrant and Imperial Bank.                                      S-1     333-62299       08/26/98       10.20

        Addendum to Security and Loan Agreement, dated September 3,
10.18   1997, between Registrant and Imperial Bank.                        S-1     333-62299       08/26/98       10.21

        Second Amendment to Loan Documents, dated April 28, 1998,
10.19   between Registrant and Imperial Bank.                              S-1     333-62299       08/26/98       10.22

        Third Amendment to Security and Loan Agreement and
        Addendum to Security and Loan Agreement, dated March 15,
10.20   1999, between Registrant and Imperial Bank.                        S-1     333-74685       03/19/99       10.29

        Letter Agreement, dated April 21, 1994, between Registrant and
10.21   Sterling R. Wilson                                                 S-1     333-62299       08/26/98       10.15

        Letter Agreement, dated June 20, 1994, between Registrant and
10.22   Jon T. Matsuo.                                                     S-1     333-62299       08/26/98       10.16

        Letter Agreement, dated June 24, 1998, between Registrant and
10.23   Michael Watson.                                                    S-1     333-62299       08/26/98       10.26

                                                                                          Incorporated by Reference
                                                                                          -------------------------
Exhibit                                                                                             Date of      Exhibit    Filed
Number                      Exhibit Description                            Form     File No.     First Filing    Number    Herewith
------                      -------------------                            ----     --------     ------------   -------    --------
        Letter Agreement, dated March 2, 1999, between Registrant and
10.24   Bruce Chatterley.                                                  S-1     333-74685       03/19/99       10.30

        Letter Agreement, dated April 12, 1999, between Registrant and
10.25   Alan Brown.                                                        10-K           --       12/29/99       10.37

        Letter Agreement, dated May 26, 1999, between Registrant and
10.26   Robert K. Reid.                                                    S-1     333-81227       06/21/99       10.31

        Letter Agreement, dated May 26, 1999, between Registrant and
10.27   Gary L. Durbin.                                                    S-1     333-81227       06/21/99       10.32

        Letter Agreement, dated September 17, 1999, between Registrant
10.28   and Ajay Kela.                                                     10-K           --       12/29/99       10.36

        Letter Agreement, dated June 6, 2000, between Registrant and
10.29   Stephen A. Yount.                                                    --           --             --          --        X

        Letter Agreement, dated December 17, 1999, between Registrant
10.30   and Kathleen Urbelis.                                                --           --             --          --        X

        Stock Purchase Agreement, dated February 22, 2000, among the
10.31   Company, SAFECO Corporation and Nortel Networks, Inc.                --           --             --          --        X

        Joint Marketing and Sales Representative Agreement dated May
10.32   17, 2000 between Registrant and ADP, Inc.**                          --           --             --          --        X

21.01   List of Registrant's subsidiaries.                                  S-1    333-81227       06/21/99       10.32

23.01   Consent of Ernst & Young LLP, Independent Auditors.                  --           --             --          --        X

24.01   Power of Attorney (see page 59 of this report).                      --           --             --          --        X

27.01   Financial Data Schedule                                              --           --             --          --        X

* Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from the respective filing and were filed separately with the Securities and Exchange Commission.
** Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.