Form 10-Q
period 2000-12-31
CONCUR TECHNOLOGIES INC
filed 2001-02-14
CIK 1066026

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  _________

                                  FORM 10-Q

                                  _________


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2000          Commission file number: 0-25137


                                ______________


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


                               ______________


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [X]      No[_]


As of January 31, 2001, there were 25,483,073 shares of the Registrant's Common
                               Stock outstanding.


================================================================================

                           CONCUR TECHNOLOGIES, INC.

                                   FORM 10-Q
                               DECEMBER 31, 2000

                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Consolidated Financial Statements

       Consolidated Balance Sheets as of December 31, 2000 and September 30, 2000.......................    3

       Consolidated Statements of Operations for the three months ended December 31, 2000
       and 1999.........................................................................................    4

       Consolidated Statements of Cash Flows for the three months ended December 31, 2000 and
       1999.............................................................................................    5

       Notes to Consolidated Financial Statements.......................................................    6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........    9


  ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk...................................   23

PART II. OTHER INFORMATION..............................................................................   24

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                           Concur Technologies, Inc.

                          Consolidated Balance Sheets
                       (In thousands, except share data)
                                  (Unaudited)

                                                                        December 31,          September 30,
                                                                    ------------------    ------------------
                                                                          2000                     2000
                                                                    ------------------    ------------------
Assets
Current assets:
 Cash and cash equivalents                                                   $  22,101             $  12,224
 Marketable securities                                                          22,872                44,018
 Accounts receivable, net of allowance for doubtful accounts of $1,441 at December 31, 2000 and $973 at September 30, 2000,
   respectively                                                                  9,970                11,317
 Prepaid expenses and other current assets                                       1,939                 2,338
 Notes receivable from stockholders                                                167                   167
                                                                      ----------------    ------------------
Total current assets                                                            57,049                70,064

Equipment and furniture, net                                                    10,467                10,469
Deposits and other assets                                                          971                 1,135
                                                                      ----------------    ------------------
Total assets                                                                 $  68,487             $  81,668
                                                                      ================    ==================
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                                            $   1,625             $   2,230
 Accrued payroll and benefits                                                    3,204                 3,913
 Accrued restructuring costs                                                       559                 1,025
 Sales return reserve                                                              927                 1,326
 Other accrued liabilities                                                       4,474                 3,284
 Accrued commissions                                                               869                 1,317
 Payable to shareholders                                                           315                   315
 Current portion of long-term debt                                               2,410                 2,942
 Current portion of capital lease obligations                                    2,083                 2,356
 Deferred revenues                                                               3,789                 3,905
                                                                      ----------------    ------------------
Total current liabilities                                                       20,255                22,613

Long-term debt, net of current portion                                             504                   927
Capital lease obligations, net of current portion                                  609                   959
Deferred rent expense                                                              153                   156

Shareholders' equity:
 Convertible preferred stock, par value $0.001 per share:
  Authorized shares - 5,000,000
  No shares issued or outstanding                                                    -                     -
 Common stock, par value $0.001 per share:
  Authorized shares - 60,000,000
  Issued and outstanding shares -25,466,960 and 25,088,081
  at December 31, 2000 and September 30, 2000, respectively                    222,992               222,577
 Deferred stock compensation                                                      (134)                 (179)
 Accumulated deficit                                                          (175,892)             (165,385)
                                                                    ------------------    ------------------
Total shareholders' equity                                                      46,966                57,013
                                                                    ------------------    ------------------
Total liabilities and shareholders' equity                                   $  68,487             $  81,668
                                                                    ==================    ==================

   The accompanying notes are an integral part of these financial statements.

                           Concur Technologies, Inc.

                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Revenues, net:
 License                                                   $  3,875   $  4,118
 ASP                                                            732         90
 Service                                                      5,796      4,799
                                                           --------   --------
Total revenues                                               10,403      9,007

Cost of revenues:
 License                                                        117        228
 ASP                                                          1,819        356
 Service                                                      3,873      5,549
                                                           --------   --------
Total cost of revenues                                        5,809      6,133
                                                           --------   --------
Gross profit                                                  4,594      2,874

Operating expenses:
 Sales and marketing                                          7,280      9,088
 Research and development                                     5,200      8,634
 General and administrative                                   3,165      3,475
                                                           --------   --------
Total operating expenses                                     15,645     21,197
                                                           --------   --------
Loss from operations                                        (11,051)   (18,323)

Interest income                                                 799      1,397
Interest expense                                               (245)      (304)
Other expense, net                                              (10)      (100)
                                                           --------   --------
Net loss                                                   $(10,507)  $(17,330)
                                                           ========   ========
Basic and diluted net loss per share                       $  (0.42)  $  (0.76)
                                                           ========   ========
Shares used in calculation of basic and diluted net
 loss per share                                              25,272     22,844
                                                           ========   ========

  The accompanying notes are an integral part of these financial statements.

                           Concur Technologies, Inc.

                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                                Three Months Ended
                                                                                    December 31,
                                                                       ----------------------------------
                                                                           2000                   1999
                                                                       ------------           -----------
Operating activities
Net loss                                                               $    (10,507)          $   (17,330)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of acquired in-process technology                                  -                    80
  Amortization of deferred stock compensation                                    45                   334
  Depreciation                                                                1,669                   907
  Provision for bad debts                                                       610                   120
  Changes in operating assets and liabilities:
   Accounts receivable                                                          737                (1,361)
   Prepaid expenses, deposits, and other assets                                 563                  (329)
   Accounts payable                                                            (605)               (3,458)
   Accrued liabilities and accrued commissions                               (1,632)               (1,959)
   Deferred revenues                                                           (116)                  709
                                                                       ------------           -----------
Net cash used in operating activities                                        (9,236)              (22,287)
                                                                       ------------           -----------

Investing activities
Purchases of equipment and furniture                                           (870)               (2,780)
Purchase of marketable securities                                              (354)              (11,346)
Maturity of marketable securities                                            21,500                     -
                                                                       ------------           -----------
Net cash (used) provided by investing activities                             20,276               (14,126)
                                                                       ------------           -----------
Financing activities
Proceeds from issuance of common stock from exercise of
 stock options                                                                    3                   105
Issuance of common stock in connection with Employee
 Stock Purchase Plan                                                            412                 1,059
Payments on borrowings                                                         (955)                 (947)
Payment on capital leases                                                      (623)                 (283)
                                                                       ------------           -----------
Net cash used by financing activities                                        (1,163)                  (66)
                                                                       ------------           -----------
Net increase (decrease) in cash and cash equivalents                          9,877               (36,479)
Cash and cash equivalents at beginning of period                             12,224                59,815
                                                                       ------------           -----------
Cash and cash equivalents at end of period                             $     22,101           $    23,336
                                                                       ============           ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                 $        231           $       260
                                                                       ============           ===========
Equipment and furniture obtained through capital leases                           -           $     1,609
                                                                       ============           ===========

  The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000
                                  (Unaudited)


NOTE 1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Company

  Concur Technologies, Inc ("Concur" or the "Company") is a leading provider of Corporate Expense Management software and service solutions that automate costly and inefficient business processes. Concur's software solutions are sold through a direct sales organization as well as indirect channels and include Concur Expense(TM) for travel and entertainment expense management, Concur Payment(TM) for employee requests for vendor payments, Concur Time(TM) for time tracking and reporting, and Concur Human Resources(TM) for human resources self- service. These software products are designed to meet the needs of businesses of all sizes through license and application service provider ("ASP") models. The Company was originally incorporated in the state of Washington on August 19, 1993 and operations commenced during 1994. On November 25, 1998, the Company was reincorporated in the State of Delaware and completed an initial public offering on December 16, 1998.

Unaudited Interim Financial Information

  The financial information as of December 31, 2000, and for the three months ended December 31, 2000 and 1999, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2000, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Operating results for the three months ended December 31, 2000, are not necessarily indicative of results that may be expected for the entire fiscal year.

  The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 establishes standards for recognition and measurement of derivatives and hedging activities and requires recognition of all derivatives on the balance sheet at fair value. Because the Company has not used derivatives, management has determined that the adoption of SFAS 133 will have no significant effect on earnings or the consolidated financial position of the Company.

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

Reclassification

   Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   The consolidated financial statements as of December 31, 2000 and for the three months ended December 31, 2000 and 1999, include the accounts of the Company and its wholly owned subsidiaries, Concur Technologies (UK) Ltd., Concur Technologies Pty. Limited, and Seeker Software, Inc. ("Seeker Software").
Seeker Software was dissolved effective March 28, 2000. All significant intercompany accounts and transactions are eliminated in consolidation.


NOTE 3.  BUSINESS RESTRUCTURING AND SALES RETURNS ACCRUAL

   In June 2000, the Company made a strategic decision to focus its resources on the Corporate Expense Management market. The Company realized the need to reevaluate its business in order to balance the needs and requests of its customers with its available management and financial resources. Also considered in this decision was the shift in the Company's revenue model, which caused to the Company's cost and expense structure to be out of alignment with its revenue and cash stream. The Company's new operating plan is designed to reduce costs and bring expenses in line with this change in the marketplace. Under the new operating plan, the Company discontinued Concur Procurement(TM), its corporate procurement application, terminated the Concur Commerce Network, and separated its Concur Human Resources application suite into an independent unit with its own strategic and operational focus.

   As a result of this strategic decision, the Company recorded a $3.4 million restructuring charge in the quarter ended June 30, 2000. Of the $3.4 million restructuring charge, approximately $0.6 million remained as an accrued liability at December 31, 2000.

   The following is an analysis of the restructuring charge by category (in thousands):

                                                                         Amounts Paid or          Accrued
                                                     Restructuring      Charged Off as of        Balance at
                                                     Charge in June        December 31,         December 31,
             Description                                  2000                2000                 2000
             -----------                                  -----               ----                 ----
Severance and termination benefits                    $      1,661        $       1,387        $         274
Write off of intangible and other assets                       800                  800                    -
Abandoned facilities and equipment costs                       328                  299                   29
Discontinued product marketing commitments                     272                  248                   24
Other                                                          346                  114                  232
                                                      ------------        -------------        -------------
Total                                                 $      3,407        $       2,848        $         559
                                                      ============        =============        =============

   As part of the new operating plan, the Company announced a workforce reduction of 68 employees, which represented approximately 13 percent of the Company's employee base and included employees from all areas of the Company. In addition to the reduction in employee headcount, the Company also reduced its utilization of contract labor. Approximately 84 percent of the costs associated with the workforce reduction were paid or charged against the liability through December 31, 2000. All of the 68 employees have been terminated.

   Other expenses associated with the Company's new operating plan consist of the writeoff of intangible assets relating to the Company's procurement technology acquired in connection with its June 1998 acquisition of 7Software, costs associated with the abandonment of facilities, including lease costs, and equipment due to its workforce reduction, and estimated costs to terminate product marketing programs resulting from the Company's decision to discontinue Concur Procurement(TM). All remaining costs accrued at December 31, 2000, are expected to be paid by the end of June 2001.

NOTE 4.   NET LOSS PER SHARE, STOCK OPTIONS AND WARRANTS

  Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of shares outstanding.

  At December 31, 2000, there were warrants outstanding to purchase 6,650,000 shares of common stock and options outstanding to purchase 8,886,179 shares of common stock. Of these warrants, 1,400,000 are exercisable at prices ranging from $50.625 and $85.00 per share, with a weighted average exercise price of $67.81 per share. The remaining warrants for 5,250,000 shares will become exercisable if resellers of the Company's products, including SAFECO and Nortel, achieve certain annual revenue milestones over the next five years, at a price determined to be the greater of $30.26 per share or fifty percent of the common stock price on the prescribed dates.

  All options and warrants were excluded from the computation of diluted earnings per share because their effect was anti-dilutive on earnings per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     Concur Technologies, Inc. is a leading provider of Corporate Expense Management software and services that automate costly and inefficient business processes, allowing companies to leverage their most limited resources: time, money, knowledge, and energy. Our software products include Concur Expense(TM) for travel and entertainment expense management, Concur Payment(TM) for employee requests for vendor payments, Concur Time(TM) for time tracking and reporting, and Concur Human Resources(TM) for human resources self-service. These software products are designed to meet the needs of businesses of all sizes through license and application service provider ("ASP") models. Since 1996, more than 650 companies, representing approximately 3.2 million employees, have selected our software and services to reduce their costs and increase their productivity and access to data about their internal business processes.

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

     On June 1, 1999, we acquired Seeker Software, Inc., a privately held software company and developer of Concur Human Resources. The transaction was accounted for as a pooling of interests. These consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of Seeker Software. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. Upon our acquisition of Seeker Software, we intended to integrate Concur Human Resources with Concur Expense and Concur Procurement as a suite of software solutions through a common user interface, known as Concur eWorkplace. On June 8, 2000, after carefully studying the cost of this integration effort and its related benefits, we announced that we would not integrate these products into a single product suite, leaving Concur Human Resources as a separate product offering.

     In October 1999, we began offering Concur Expense and Concur Procurement under an Application Service Provider ("ASP") model, principally for small and mid- size companies. Our ASP model requires limited IT infrastructure and limited IT support. In December 1999, we introduced an ASP offering for large companies that want a configured solution offered on an outsourced basis with limited IT infrastructure and support requirements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Certain Financial Data

   The following table sets forth certain financial data, derived from the Company's unaudited statements of operations, as a percentage of total revenues, for the periods indicated. The operating results for the three months ended December 31, 2000 and 1999, are not necessarily indicative of the results that may be expected for any future period.

                                             Three Months Ended
                                                 December 31,
                                        ---------------------------
                                           2000              1999
                                        ---------         ---------

     Revenues, net:
      License                                37.3%             45.7%
      ASP                                     7.0               1.0
      Service                                55.7              53.3
                                        ---------         ---------
     Total revenues                         100.0             100.0
     Cost of revenues:
      License                                 1.1               2.5
      ASP                                    17.5               4.0
      Service                                37.2              61.6
                                        ---------         ---------
     Total cost of revenues                  55.8              68.1
                                        ---------         ---------
     Gross profit                            44.2              31.9
     Operating expenses:
      Sales and marketing                    70.0             100.9
      Research and development               50.0              95.8
      General and administrative             30.4              38.6
                                        ---------         ---------
     Total operating expenses               150.4             235.3
                                        ---------         ---------
     Loss from operations                  (106.2)           (203.4)
     Interest income                          7.7              15.5
     Interest expense                        (2.4)             (3.4)
     Other expense, net                      (0.1)             (1.1)
                                        ---------         ---------
     Net loss                              (101.0)%          (192.4)%
                                        =========         =========

Revenue Recognition

   Commencing with fiscal 1999, we recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2 and Statement of Position 98-9, which amended certain provisions of SOP 97-2. Software license revenues are recognized when a non-cancelable license agreement is signed with a customer, the software is delivered, no significant post delivery vendor obligations remain and collection is deemed probable. These standards generally require revenues earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation, and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately. The revenues allocated to software products, including specified upgrades or enhancements, generally are recognized upon delivery of the products. The revenues allocated to unspecified upgrades, updates, and other post-contract customer support generally are recognized ratably over the term of the related maintenance contract. Revenues relating to consulting and training services provided to customers are generally recognized as such services are performed. Revenues resulting from ASP services are recognized over the expected life of the relationship; customer advances and billed amounts due from customer in excess of recognizable revenue are recorded as deferred revenue. If evidence of the fair value for any undelivered elements of the arrangement does not exist, all revenues from the arrangement are deferred until such evidence exists or until all elements for which there is not evidence of fair value are delivered. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB 101"). Concur is required to adopt the provisions of SAB 101 in the fourth quarter of Fiscal 2001. The Company has reviewed the requirements of SAB 101 and believes its policies on revenue recognition and related costs of those revenues are in compliance with this new standard. Further implementation guidelines regarding revenue recognition and changes in interpretations of such guidelines could lead to unanticipated changes in our current revenue accounting practices that could affect our future revenues and earnings.

Revenues

                                             Quarters Ended December 31,
        (dollars in thousands)              2000       1999        Change
                                            ----       ----        ------
        License                           $ 3,875     $4,118        (5.9%)
        ASP                                   732         90       713.3%
        Service                             5,796      4,799        20.8%
                                          -------     ------
        Total revenues                    $10,403     $9,007        15.5%
                                          =======     ======

     We market our software and services primarily through our direct sales organization in the United States and the United Kingdom. Revenues from licenses and services to customers outside the United States were $959,000 and $654,000 for the quarters ended December 31, 2000, and 1999, respectively. Historically, as a result of the relatively small amount of international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

     License Revenues. License revenues consist of license fees for software. The dollar decrease in license revenues for the quarter ended December 31, 2000 from that ended December 31, 1999, is primarily the result of our June 8, 2000 decision to discontinue the sale of Concur Procurement and to discontinue our planned integration of Concur Human Resources with our other Corporate Expense Management solutions as a product suite. During the quarter ended December 31, 1999, we emphasized the marketing and selling of Concur's suite of products which included Concur Procurement. The quarter ended December 31, 2000 did not include any such sales.

     ASP Revenues.   ASP revenues consist of monthly usage fees as well as the
amortization of setup and consulting fees, which are deferred and amortized over the expected life of the relationship. We have experienced an increased demand for our ASP solutions since launching these product offerings during the quarter ended December 31, 1999.

     Service Revenues.   Service revenues consist of consulting service fees,
customer support fees, and training fees. Service revenues represented 55.7% and 53.3% of total revenues for the periods ended December 31, 2000 and 1999, respectively. The dollar increase in service revenues, and the increase in service revenues as a percentage of total revenues, for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999, reflect increased consulting services associated with sales, upgrades, and enhancements of Concur Expense and, to a lesser degree, Concur Human Resources. This growth also reflects increased revenues related to customer support contracts entered into in the current and prior periods. Customer support fees are typically billed annually and amortized over the period of the contract. The majority of our license customers choose a customer support contract.

Cost of Revenues

                                            Quarters Ended December 31,
        (dollars in thousands)             2000        1999      Change
                                           ----        ----      -------
        License                           $  117      $  228     (48.7%)
        Percentage of license revenue        3.0%        5.5%
        ASP                                1,819         356     411.0%
        Percentage of ASP revenue          248.5%      395.6%
        Service                            3,873       5,549     (30.2%)
        Percentage of service revenue       66.8%      115.6%
        Total cost of revenues            $5,809      $6,133      (5.3%)
        Percentage of total revenues        55.8%       68.1%

     Cost of License Revenues.   Cost of license revenues consist mainly of
royalties for sub-licensing third-party software, and, to a lesser extent, the costs of manuals, media, and duplication for our licensed products. The dollar and percentage decreases in cost of license revenues during the quarter ended December 31, 2000 from the quarter ended December 31, 1999 was due primarily to the inclusion of amortization of purchased technology in the earlier quarter. To a lesser extent, the dollar and percentage decreases were due to a decrease in the volume of manuals, media, and duplication efforts. We expect that the cost of license revenues will continue to fluctuate modestly in relation to changes in the overall demand for our license products.

     Cost of ASP Revenues.   Cost of ASP revenues includes the cost of our ASP
operations, which primarily consist of salaries, contract labor, server costs and housing fees, telecommunication charges, amortization of deferred set-up costs, and reseller fees. The cost of ASP revenues for the period ended
December 31, 2000 increased significantly from the same period in the prior year as the result of the significant increase in demand for our ASP solutions. This increased demand is a result of the growing market acceptance of our ASP solutions as well as, and to a lesser degree, sales through our reseller relationship with ADP, who has agreed to resell and jointly market our ASP solutions. We expect that the dollar cost of ASP revenues will increase in the future depending in part on the demand for our current software products and ASP solutions.

     Cost of Service Revenues.   Cost of service revenues consist mainly of the
salaries, non-reimbursable expenses, and other operating costs of employees who provide consulting services, technical support, and product training. The dollar decrease in cost of service revenues for the quarter ended December 31, 2000, compared to the same period in the prior year, was primarily due to the decrease in professional service personnel. This decrease in the number of professional service personnel is primarily related to the June 8, 2000 restructuring and the discontinuation of Concur Procurement. It was possible for our service revenues to increase while our cost of service revenues decreased based upon improved utilization of our service personnel. Cost of service revenues as a percentage of service revenues may vary between periods due to changes in the level and mix of services provided by us or by our partners.

Operating Expenses

                                             Quarters Ended December 31,
      (dollars in thousands)                 2000        1999      Change
                                             ----        ----      ------
      Sales and marketing                  $ 7,280     $ 9,088     (19.9%)
      Percentage of total revenues            70.0%      100.9%
      Research and development               5,200       8,634     (39.8%)
      Percentage of total revenues            50.0%       95.9%
      General and administrative             3,165       3,475      (8.9%)
      Percentage of total revenues            30.4%       38.6%
      Total operating expenses             $15,645     $21,197     (26.2%)
      Percentage of total revenues           150.4%      235.3%

     Sales and Marketing.   Sales and marketing expenses consist primarily of
salaries, sales commissions, travel, and facility costs for our sales and marketing personnel and, to a lesser extent, advertising, trade shows and other promotional activities. The dollar and percentage decrease in the quarter ended December 31, 2000 as compared to the same quarter of the prior year, were primarily due to an decrease in payroll and related expenses, commissions, travel costs, and recruiting expenses. The decrease in these expenses was the result of the implementation of our new operating plan and the decision to discontinue the sales of Concur Procurement. To a lesser extent, the decrease was also a result of decreased spending in advertising and related costs. We expect our sales and marketing expenses to change more modestly in relation to fluctuations in the sales of our products.

     Research and Development.   Research and development expenses include
salaries and contract labor for software development, facility costs, and expenses associated with computer software and hardware used in our software development. The decrease in the quarter ended December 31, 2000, compared to that of the same quarter in the prior year, was primarily related to a decrease in the number of employees and outside contractors employed in software engineering, program management, and quality assurance to support our product lines and ongoing product development. The primary reason for this decrease in personnel is related to our decision to discontinue Concur Procurement and to discontinue our planned integration of Concur Human Resources with our other Corporate Expense Management solutions as a product suite. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

     General and Administrative.   General and administrative expenses include
costs associated with finance, accounting, investor relations, human resources, legal, administration, and facilities. The slight decrease in these costs in the quarter ended December 31, 2000 as compared to that of the same quarter in the prior year was primarily due to a decrease in the amount incurred for contract labor, and to a lesser degree, a decrease in certain facilities costs as well as a decrease in amortization of deferred stock compensation based on the termination of employment with certain employees. These decreases were partially offset by an increase in the provision for bad debts resulting from collection difficulties with certain customers.

Interest Income and Interest Expense

                                           Quarters Ended December 31,
      (dollars in thousands)              2000         1999      Change
                                         -----       ------      ------
      Interest income                    $ 799       $1,397      (42.8%)
      Interest expense                     245          304     (194.1%)

  Interest Income and Interest Expense. The decrease in interest income for the quarter ended December 31, 2000, compared to the quarter ended December 31, 1999, was due to the decrease in cash equivalents and marketable securities as we continue to fund our operations with working capital. The decrease in interest expense for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999 was primarily due to lower outstanding interest-bearing obligations related to bank borrowings and capital lease obligations.

  Provision for Income Taxes. No provision for federal and state income taxes has been recorded because we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

  Our total assets were $68.5 million and $81.7 million at December 31, 2000 and September 30, 2000, respectively, representing a decrease of $13.2 million, or 16.2%. This decrease was primarily due to the use of cash in our operations. As of December 31, 2000, we had $44.9 million of cash and cash equivalents and marketable securities, compared to $56.2 million at September 30, 2000, representing a decrease of $11.3 million, or 20.1%.

  Our accounts receivable balance, net of allowance for doubtful accounts, was $10.0 million and $11.3 million at December 31, 2000 and September 30, 2000, respectively, representing a decrease of $1.3 million, or 11.6%. This decrease was principally a result of collected balances on large, outstanding invoices and to a lesser degree, increased reserves based upon known collection difficulties with certain customers. Days' sales outstanding ("DSO") in accounts receivable was 88 days and 104 days for the quarters ended December 31, 2000 and September 30, 2000, respectively. We expect that DSO will fluctuate significantly in future quarters, and may even increase. Deposits and other assets were $1.0 million and $1.1 million at December 31, 2000 and September 30, 2000, respectively. Deposits and other assets decreased primarily due to amortization of intangibles.

     Our total current liabilities were $20.3 million and $22.6 million as of December 31, 2000 and September 30, 2000, respectively, representing a decrease of $2.4 million, or 10.4%. This decrease consists primarily of a decrease in accounts payable, accrued liabilities, and accrued commissions. The decrease in accounts payable was primarily due to a reduction in trade payables, while the decrease in accrued liabilities reflects charges against, and therefore decreases in, accrued restructuring charges and the sales return reserve.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through sales of equity securities and, to a lesser degree, through the use of long-term debt, notes payable to stockholders, and equipment leases. Our sources of liquidity as of December 31, 2000 consisted principally of cash, cash equivalents, and marketable securities, all totaling $44.9 million.

     Net cash used in operating activities was $9.2 million and $22.3 million during the quarters ended December 31, 2000 and December 31, 1999, respectively. For both periods, net cash used by operating activities was primarily a result of funding ongoing operations.

     Our investing activities have consisted primarily of purchases of property and equipment, and purchase and related maturity of marketable securities. Property and equipment acquisitions, including those acquired under capital leases, totaled $870,000 and $4.4 million during the quarters ended December 31, 2000 and December 31, 1999, respectively.

     Our financing activities used $1.2 million and $66,000 in the quarters ending December 31, 2000 and December 31, 1999, respectively. The net usage of cash in financing activities was primarily the result of payments made on existing loans and capital leases offset by the issuance of common stock in connection with our Employee Stock Purchase Plan.

     In September 1997, we entered into a $1.0 million senior term loan facility pursuant to the terms of a security and loan agreement. In April 1998, the senior term loan facility was amended to allow for additional borrowings up to a total of $3.0 million. The facility, which bears interest at the lending bank's prime rate less 1.0%, matures on February 15, 2001. Payments were interest only through February 15, 1999, at which time we started to pay off the facility in 24 equal monthly principal payments plus interest. The loan agreement contains certain financial restrictions and covenants, with which we are currently in compliance. As of December 31, 2000, the outstanding indebtedness under the loan agreement was $250,000.

     In July 1997, we entered into a subordinated loan and security agreement with an equipment lessor in the principal amount of $1.5 million that bears interest at an annual rate of 8.5%. In May 1998, this agreement was amended to allow for additional borrowings of $5.0 million bearing interest at an annual rate of 11% on the first $3.5 million and 12.5% on the remaining $1.5 million, which expired on December 31, 1998. The notes are due in varying monthly installments through April 2002, and contain certain restrictions and covenants, with which we are currently in compliance. At December 31, 2000, the outstanding indebtedness under the subordinated loan agreement was $1.9 million.

     We also have an existing equipment line of credit with a bank, which is no longer available for additional borrowings. Principal payments of approximately $16,000, plus interest which accrues at the prime rate plus 0.75% are due monthly through October 2001. At December 31, 2000, the outstanding indebtedness under the equipment line of credit was $71,000.

     In September 1998, we entered into an additional subordinated promissory note agreement with an equipment lessor in the principal amount of $2.0 million. The note bears interest at 11%, payments are due in monthly installments of approximately $65,000 including interest, and the note matures in November 2001. At December 31, 2000, the outstanding indebtedness under the subordinated loan agreement was $683,000.

  In June 2000, we announced a new operating plan that focuses the Company more on the Corporate Expense Management market where we have our strongest competencies. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements, or other available means. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition, and operating results.

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

Our Business is Difficult to Evaluate and We Have a History of Losses.

  We are still in the early stages of our development and our business model is unproven, so evaluating our business operations and our prospects is difficult. We incorporated in 1993 and have incurred net losses in each quarter since then. Our business model and operating plan have evolved over time and remain unproven. Furthermore, we expect to devote substantial financial and other resources to expanding our sales and marketing, research and development, and professional services organizations. These investments may never produce a profit. We incurred net losses totaling $75.7 million, $46.5 million, and $26.2 million in fiscal 2000, 1999, and 1998, respectively. As of December 31, 2000, we had an accumulated deficit of $175.9 million. We expect to continue to incur net losses for the foreseeable future.

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

We Depend On Service Revenues to Increase Our Overall Revenues; Services May Not Achieve Profitability.

   Our service revenues have increased each year as a percentage of total revenues. Service revenues represented 62.4%, 35.2%, and 34.5% of total revenues for fiscal 2000, 1999, and 1998, respectively. We anticipate that service revenues will continue to represent a significant percentage of total revenues. The level of service revenues depends largely upon our consulting services and ongoing renewals of customer support contracts by our growing installed customer base. Our consulting revenues could decline if third-party organizations such as systems integrators compete for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. We formed our professional services organization in 1996. Since then, we have not consistently achieved profitability with respect to these services. Due to the increasing costs of operating a professional services organization, we may not be able to attain profitability in this part of our business in the near future, or ever.

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

Security and Other Concerns May Discourage Customers From Purchasing Under Our ASP Model.

   If customers determine that our ASP offering is not scalable, does not provide adequate security for the dissemination of information over the Internet, or is otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept our ASP products for use on the Internet or on a subscription basis, our business will be harmed. As an ASP provider, we expect to receive confidential information, including credit card, travel booking, employee, purchasing, supplier, and other financial and accounting data, through the Internet or extranets, and there can be no assurance that this information will not be subject to computer break-ins, theft, and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, or other harm to our business. In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.

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

We Have Been Public for Only a Short Time and Our Stock Price has been Volatile.

   We completed our initial public offering in December 1998. Since then, the market price of our common stock has been highly volatile and subject to wide fluctuations. We expect our stock price to continue to fluctuate:

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

See also "--Our Dependence on Software License Revenues Makes Our Operating Results Difficult to Predict."

We Face Significant Competition.

   The market for our products is intensely competitive and rapidly changing. Direct competition comes from other providers of travel and entertainment expense management, human resources self-service software, and from providers of ERP software that have developed or may be developing travel and entertainment expense management software or human resources self-service software. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers than we do. Some of our competitors, particularly major ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than us. In addition, we anticipate the entrance of new competitors in the future. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition, and results of operations. We also face indirect competition from potential customers' internal development efforts and have to overcome their reluctance to move away from existing paper-based systems.

Our Efforts to Manage Changing Business Conditions May Fail.

   Our future operating results will depend, in part, on our ability to manage changing business conditions. If we are unable to do so effectively, our business, financial condition, and results of operations could be materially and adversely affected. Our ability to manage changing business conditions depends, in part, on our ability to attract, train, and retain a sufficient number of qualified personnel to meet our ongoing needs. This may be particularly difficult for us because we implemented a workforce reduction of approximately 68 employees in the third quarter of fiscal 2000. This reduction could impair our ability to attract, train, and retain qualified personnel and may increase our recruiting and training costs. There can be no assurance that we will be successful in attracting, training, and retaining the required number of qualified personnel to support our business in the future. Failure to manage our operations with reduced staffing levels may strain our management, financial, and other resources, and could have a material adverse effect on our business, financial condition, and results of operations.

We May Require Additional Financing to Fund Our Operations.

   Our need for additional financing will depend upon a number of factors, such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets. In addition, since our incorporation in 1993, we have experienced uneven cash flow and operating results and significant operating losses. If we experience delays in our progress toward reducing losses and achieving profitability, or if we require working capital beyond currently expected needs, we may be required to seek additional financing or curtail operations. For example, economic and financial market conditions may discourage potential investors. There can be no assurance that additional financing will be available on acceptable terms, or at all. Our failure to obtain such additional financing, if needed, could have a material adverse effect on our business, financial condition, and results of operations.

Our Lengthy Sales Cycle Could Adversely Affect Our Revenue Growth.

   Because of the high costs involved, customers for enterprise software products typically commit significant resources to an evaluation of available software applications and require us to expend substantial time, effort, and money educating them about the value of our products and services. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, typically ranges between three and twelve months, with the cycle for some transactions exceeding fifteen months. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly. See "--Our Dependence On Software License Revenues Makes Our Operating Results Difficult to Predict."

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

We Have Limited Experience With Large-Scale Deployment of Our Products.

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

     . difficulties in maintaining relationships with existing customers, business partners, and employees;

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

   Revenues from customers outside the United States, primarily in the United Kingdom, Canada and Australia represented approximately $3.3 million, $932,000, and $810,000 in fiscal 2000, 1999, and 1998, respectively. A key component of our business strategy is to expand our sales and support operations internationally. As of December 31, 2000, we employed 9 sales professionals in the United Kingdom and Australia. We intend to expand our international sales and marketing activities and enter into relationships with additional international distribution partners. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract distribution partners that will be able to market our products effectively.

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

Our Revenue Recognition Policy May Change and Affect Our Earnings.

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

PART II.   OTHER INFORMATION
None.


                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.


Dated: February 14, 2001                           CONCUR TECHNOLOGIES, INC.

                                             By       /s/ JOHN F. ADAIR
                                                 ------------------------------
                                                          John F. Adair
                                                     Chief Financial Officer