Form 10-Q
period 2001-03-31
CONCUR TECHNOLOGIES INC
filed 2001-05-15
CIK 1066026

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001             Commission file number: 0-25137


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

                               Yes [X]    No [ ]

     As of April 30, 2001, there were 25,532,267 shares of the Registrant's
                           Common Stock outstanding.

                           CONCUR TECHNOLOGIES, INC.

                                   FORM 10-Q
                                MARCH 31, 2001

                                     INDEX

                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION
     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS......................................................    3

          Consolidated Balance Sheets as of March 31, 2001 and September 30, 2000....................    3

          Consolidated Statements of Operations for the three and six months ended March 31, 2001
          and 2000...................................................................................    4

          Consolidated Statements of Cash Flows for the six months ended March 31, 2001 and
          2000.......................................................................................    5

          Notes to Consolidated Financial Statements.................................................    6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    9

     ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk.............................   23

PART II.  OTHER INFORMATION..........................................................................   24

     ITEM 4.  Submission of Matters to a Vote of Security Holders....................................   24

     ITEM 6.  Exhibits and Report on Form 8-K........................................................   24

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           Concur Technologies, Inc.

                          Consolidated Balance Sheets
                       (In thousands, except share data)
                                  (Unaudited)

                                                                     March 31,          September 30,
                                                                 ----------------    ------------------
                                                                       2001                 2000
                                                                 ----------------    ------------------
Assets
Current assets:
  Cash and cash equivalents                                             $   20,940            $   12,224
  Marketable securities                                                     17,862                44,018
  Accounts receivable, net of allowance for doubtful accounts of $1,710 at March 31, 2001 and $973 at September 30, 2000,
   respectively                                                              6,963                11,317

  Prepaid expenses and other current assets                                  1,697                 2,338
  Notes receivable from stockholders                                           167                   167
                                                                     -------------         -------------
Total current assets                                                        47,629                70,064

Equipment and furniture, net                                                 8,936                10,469
Deposits and other assets                                                      779                 1,135
                                                                     -------------         -------------
Total assets                                                            $   57,344            $   81,668
                                                                     =============         =============
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                      $    1,589            $    2,230
  Accrued payroll and benefits                                               4,105                 3,913
  Accrued restructuring costs                                                1,053                 1,025
  Sales return reserve                                                         625                 1,326
  Other accrued liabilities                                                  4,608                 3,284
  Accrued commissions                                                          862                 1,317
  Payable to shareholders                                                      315                   315
  Current portion of long-term debt                                          1,841                 2,942
  Current portion of capital lease obligations                               1,738                 2,356
  Deferred revenues                                                          4,444                 3,905
                                                                     -------------         -------------
Total current liabilities                                                   21,180                22,613

Long-term debt, net of current portion                                         201                   927
Capital lease obligations, net of current portion                              325                   959
Deferred rent expense                                                          139                   156
Shareholders' equity:
  Convertible preferred stock, par value $0.001 per share:
    Authorized shares - 5,000,000
    No shares issued or outstanding                                              -                     -
  Common stock, par value $0.001 per share:
    Authorized shares - 60,000,000
    Issued and outstanding shares - 25,517,320 and 25,088,081
    at March 31, 2001 and September 30, 2000, respectively                 223,014               222,577
  Deferred stock compensation                                                  (89)                 (179)
  Accumulated deficit                                                     (187,426)             (165,385)
                                                                     -------------         -------------
Total shareholders' equity                                                  35,499                57,013
                                                                     -------------         -------------
Total liabilities and shareholders' equity                              $   57,344            $   81,668
                                                                     =============         =============

   The accompanying notes are an integral part of these financial statements.

                           Concur Technologies, Inc.

                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                 Three Months Ended                   Six Months Ended
                                                       March 31,                          March 31,
                                           -------------------------------    -------------------------------
                                                2001              2000             2001              2000
                                           -------------     -------------    -------------     -------------
Revenues, net:
  License                                      $   2,663         $   5,991        $   6,538         $  10,109
  ASP                                                980               184            1,712               274
  Service                                          5,380             4,661           11,176             9,460
                                           -------------     -------------    -------------     -------------
Total revenues                                     9,023            10,836           19,426            19,843

Cost of revenues:
  License                                            195               289              312               517
  ASP                                              2,097               776            3,916             1,132
  Service                                          3,632             5,878            7,505            11,427
                                           -------------     -------------    -------------     -------------
Total cost of revenues                             5,924             6,943           11,733            13,076
                                           -------------     -------------    -------------     -------------
Gross profit                                       3,099             3,893            7,693             6,767

Operating expenses:
  Sales and marketing                              6,461            10,610           13,741            19,698
  Research and development                         5,074             9,718           10,273            18,352
  General and administrative                       3,092             3,493            6,257             6,968
  Restructuring and other charges                    338                 -              338                 -
                                           -------------     -------------    -------------     -------------
Total operating expenses                          14,965            23,821           30,609            45,018
                                           -------------     -------------    -------------     -------------
Loss from operations                             (11,866)          (19,928)         (22,916)          (38,251)

Interest income                                      574             1,069            1,373             2,466
Interest expense                                    (219)             (436)            (464)             (740)
Other expense, net                                   (23)              (19)             (34)             (119)
                                           -------------     -------------    -------------     -------------
Net loss                                       $ (11,534)        $ (19,314)       $ (22,041)        $ (36,644)
                                           =============     =============    =============     =============
Basic and diluted net loss per share           $   (0.45)           $(0.83)          $(0.87)           $(1.59)
                                           =============     =============    =============     =============
Shares used in calculation of basic and
  diluted net loss per share                      25,499            23,204           25,385            23,024
                                           =============     =============    =============     =============

  The accompanying notes are an integral part of these financial statements.

                           Concur Technologies, Inc.

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                           2001               2000
                                                                       ------------      ------------
Operating activities
Net loss                                                                 $  (22,041)       $  (36,644)
Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of acquired in-process technology                               -               160
     Amortization of deferred stock compensation                                 90               535
     Depreciation                                                             3,305             2,346
     Provision for bad debts                                                    880               319
     Restructuring charge                                                      (635)                -
     Changes in operating assets and liabilities:
      Accounts receivable                                                     3,146            (2,684)
      Prepaid expenses, deposits, and other assets                              873              (645)
      Accounts payable                                                         (641)           (2,614)
      Accrued liabilities and accrued commissions                                 1            (4,339)
      Deferred revenues                                                       1,708               361
                                                                       ------------      ------------
Net cash used in operating activities                                       (13,314)          (43,205)
                                                                       ------------      ------------

Investing activities
Purchases of equipment and furniture                                         (1,484)           (5,691)
Purchase (sale) of marketable securities                                    (13,344)           20,347
Maturity of marketable securities                                            39,500                 -
                                                                       ------------      ------------
Net cash (used) provided by investing activities                             24,672            14,656
                                                                       ------------      ------------
Financing activities
Proceeds from issuance of common stock from exercise of
  stock options                                                                  25               311
Issuance of common stock in connection with Employee
   Stock Purchase Plan                                                          412             1,059
Issuance of common stock, net of offering costs                                   -            34,915
Payments on borrowings                                                       (1,827)           (1,917)
Payment on capital leases                                                    (1,252)           (1,228)
                                                                       ------------      ------------
Net cash used by financing activities                                        (2,642)           33,140
                                                                       ------------      ------------

Net increase (decrease) in cash and cash equivalents                          8,716             4,591
Cash and cash equivalents at beginning of period                             12,224            59,815
                                                                       ------------      ------------
Cash and cash equivalents at end of period                               $   20,940        $   64,406
                                                                       ============      ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                                   $      435        $      696
                                                                       ============      ============
Equipment and furniture obtained through capital leases                           -        $    1,609
                                                                       ============      ============


  The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001
                                  (Unaudited)


NOTE 1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Company

     Concur Technologies, Inc. ("Concur" or the "Company") is a leading provider of Corporate Expense Management software and service solutions that automate costly and inefficient business processes. Concur's software solutions are sold through a direct sales organization as well as indirect channels and include Concur Expense for travel and entertainment expense management, Concur Payment for employee requests for vendor payments, and Concur Time for time tracking and reporting. These software products are designed to meet the needs of businesses of all sizes through license and application service provider ("ASP") models. The Company was originally incorporated in the state of Washington on August 19, 1993 and operations commenced during 1994. On November 25, 1998, the Company was reincorporated in the State of Delaware and completed an initial public offering on December 16, 1998.

Unaudited Interim Financial Information

     The financial information as of March 31, 2001, and for the three and six months ended March 31, 2001 and 2000, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2000, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Operating results for the three and six month periods ended March 31, 2001, are not necessarily indicative of results that may be expected for the entire fiscal year.

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

     In December 1999, SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes the SEC's views on applying generally accepted accounting principles to revenue recognition and the related costs of those revenues. The Company has reviewed the requirements of SAB 101 and believes its policies on revenue recognition and related costs of those revenues are in compliance with this new standard. Therefore, the Company does not believe that SAB 101 will have a significant impact on its consolidated financial position or results or operations. However, the Company will continue to evaluate interpretations of the standard as they become available.

Reclassification

     Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements as of March 31, 2001 and for the three and six month periods ended March 31, 2001 and 2000, include the accounts of the Company and its wholly owned subsidiaries, Concur Technologies (UK) Ltd., Concur Technologies Pty. Limited, and Seeker Software, Inc. ("Seeker Software"). Seeker Software was dissolved effective March 28, 2000. All significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 3.   BUSINESS RESTRUCTURING

     In March 2001, the Company sold its Concur Human Resources product line to MBH Solutions, Inc. ("MBH") to further its objective to focus its resources on providing Corporate Expense Management solutions. The transaction consisted of the sale of certain assets to, and the assumption of certain obligations by, MBH. The Company received $100,000 on the closing of the transaction. In addition, the Company will receive installment payments over three years totaling $2.3 million. The gain related to these installment payments will be recognized as the payments are received. This transaction resulted in a workforce reduction of 42 employees, the majority of whom continued employment with MBH.

     As a result of this sale and related restructuring costs, the Company recorded a net charge of $765,000 in the quarter ended March 31, 2001, the accrued liability for which is expected to be paid or charged off by September 2001. The following is an analysis of the restructuring charge, net of gain on sale, by category (in thousands):

                                                                    Restructuring
                                                                    Charge, net of
                          Description                                Gain on Sale
                          -----------                               --------------
Direct and incremental transaction fees                                 $  433
Gain on sale of assets to, net of obligations assumed by, MBH             (178)
Facilities abandonment                                                     341
Other                                                                      169
                                                                     ---------
Total                                                                   $  765
                                                                     =========

     Direct and incremental transaction fees include all professional fees paid in relation to the transaction, such as legal, accounting, and consultancy charges. The gain on sale of assets to, net of obligations assumed by, MBH includes computer equipment and software, accounts receivable, prepaid assets and deferred revenue on maintenance contracts, all of which were sold to or assumed by MBH or disposed of as a result of the transaction. Of the net restructuring charge, $140,000 was paid by March 31, 2001.

     In June 2000, the Company made a strategic decision to focus its resources on the Corporate Expense Management market. The Company realized the need to reevaluate its business in order to balance the needs and requests of its customers with its available management and financial resources. Also considered in this decision was the shift in the Company's revenue model, which caused to the Company's cost and expense structure to be out of alignment with its revenue and cash stream. In connection with this decision, the Company designed a new operating plan to reduce costs and bring expenses in line with this change in the marketplace. Under the new operating plan, the Company discontinued Concur Procurement(TM), its corporate procurement application, terminated the Concur Commerce Network, and separated its Concur Human Resources products group into an independent unit with its own strategic and operational focus.

     As a result of this strategic decision, the Company recorded a $3.4 million restructuring charge in the quarter ended June 30, 2000. During the quarter ended March 31, 2001, the Company revised its estimates related to amounts needed for severance and termination benefits, facilities, and product marketing commitments, resulting in a reduction in the restructuring liability in the amount of $427,000. The reduction in these estimated costs is shown as a reduction in restructuring costs in the accompanying statement of operations. Approximately $71,000 remained as an accrued liability at March 31, 2001, and is expected to be paid or charged off by June 2001.

   The following is an analysis of the restructuring charge by category (in thousands):

                                                                     Amounts Paid or
                                                  Restructuring      Charged Off, and      Accrued Balance
                                                  Charge in June        Changes in          at March 31,
Description                                            2000             Estimates               2001
-----------                                      ---------------   -------------------   ------------------
Severance and termination benefits                    $ 1,661            $ 1,651                $   10
Write off of intangible and other assets                  800                800                     -
Abandoned facilities and equipment costs                  328                328                     -
Discontinued product marketing commitments                272                272                     -
Other                                                     346                285                    61
                                                    ---------          ---------              --------
Total                                                 $ 3,407            $ 3,336                $   71
                                                    =========          =========              ========


NOTE 4.   NET LOSS PER SHARE, STOCK OPTIONS AND WARRANTS

     Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of shares outstanding.

     At March 31, 2001, there were outstanding warrants to purchase 5,950,000 shares of common stock and options outstanding to purchase 8,819,405 shares of common stock. Of these warrants, 700,000 are exercisable at a price of $85.00 per share. The remaining warrants for 5,250,000 shares will become exercisable if resellers of the Company's products, including SAFECO and Nortel, achieve certain annual revenue milestones over the next five years, at a price determined to be the greater of $30.26 per share or fifty percent of the common stock price on the prescribed dates.

     All options and warrants were excluded from the computation of diluted earnings per share because their effect on earnings per share is anti-dilutive.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Special Note Regarding Forward-Looking Statements

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our plans, objectives, expectations, intentions, future financial performance, and future financial condition. For example, we state our expectations about future revenues, costs of doing business, financial condition and liquidity. You can identify these statements by our use of the future tense, or by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "continue," and other similar words and phrases. These forward-looking statements involve risks and uncertainties, many of which are described in this report and in our other filings with the SEC. These risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material and adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this document are based on information available to us on the date of this document. We assume no obligation or duty to update any such forward-looking statements.

Overview

     Concur Technologies, Inc. is a leading provider of Corporate Expense Management software and services that automate costly and inefficient business processes, allowing companies to leverage their most limited resources: time, money, knowledge, and energy. Our software products include Concur Expense for travel and entertainment expense management, Concur Payment for employee requests for vendor payments, and Concur Time for time tracking and reporting. These software products are designed to meet the needs of businesses of all sizes through license and application service provider ("ASP") models. Since 1996, more than 725 companies, representing over 2 million licensed employees, have selected our software and services to reduce their costs and increase their productivity and access to data about their internal business processes.

     We sell our software and services through our direct sales organization and through indirect channels. We also have developed a number of strategic relationships. Currently, two of our most significant reseller arrangements are with ADP, Inc., a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider, and Microsoft Great Plains Solutions, a leading provider of business management solutions. ADP and Microsoft Great Plains Solutions have agreed to resell and jointly market our ASP solutions for travel and entertainment expense management directly or indirectly to their existing customers and potential new customers.

     We were incorporated in 1993 and commenced operations in fiscal 1994, initially developing QuickXpense, a retail, shrink-wrapped application that automated travel and entertainment expense reporting for individuals. We first shipped QuickXpense in fiscal 1995 and sold QuickXpense through a combination of retail channels and direct marketing, utilizing a small sales force and no consulting or implementation staff. In response to inquiries from businesses seeking to automate the entire travel and entertainment expense reporting process, including back-office processing and integration to financial systems, we significantly expanded our product development efforts and released Concur Expense, a client-server based enterprise travel and entertainment expense management solution, in July 1996. In March 1998, we shipped an Intranet-based version of Concur Expense. Since its release, the Intranet-based version has accounted for a majority of Concur Expense license revenues.

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

     On June 1, 1999, we acquired Seeker Software, Inc., a privately held software company and developer of Concur Human Resources. The transaction was accounted for as a pooling of interests. These consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of Seeker Software. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. Upon our acquisition of Seeker Software, we intended to integrate Concur Human Resources with Concur Expense and Concur Procurement as a suite of software solutions through a common user interface, known as Concur eWorkplace. On June 8, 2000, after carefully studying the cost of this integration effort and its related benefits, we announced that we would not integrate these products into a single product suite, leaving Concur Human Resources as a separate product offering. On March 30, 2001, we sold our Concur Human Resources product line to MBH Solutions, Inc. ("MBH").

     In October 1999, we began offering Concur Expense under an ASP model, principally for small and mid- size companies. Our ASP model requires limited IT infrastructure and limited IT support by our customers. In December 1999, we introduced an ASP offering for large companies that want a configured solution offered on an outsourced basis with limited IT infrastructure and support requirements by our customers.

     On June 8, 2000, we announced a new operating plan, under which we discontinued Concur Procurement and discontinued the planned integration of Concur Human Resources with our other Corporate Expense Management solutions as a suite of solutions through a common user interface. Additionally, we announced a workforce reduction of 68 employees to bring our cost structure in line with our new operating plan. The primary objective of this operating plan is to focus on providing Corporate Expense Management solutions and to focus on generating positive cash flow and profitable growth.

     On March 30, 2001, we signed an agreement with MBH, under which we sold our Concur Human Resources product line. The transaction consisted of the sale of certain assets to, and assumption of certain obligations by, MBH in exchange for cash consideration to be paid in installments over time. This transaction resulted in a workforce reduction of 42 employees, the majority of whom continued employment with MBH. The primary objective of this sale was to continue our focus on providing Corporate Expense Management solutions, in keeping with our new operating plan.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000

Selected Financial Data

     The following table sets forth selected financial data, derived from the Company's unaudited statements of operations, as a percentage of total revenues, for the periods indicated. The operating results for the three and six months ended March 31, 2001 and 2000, are not necessarily indicative of the results that may be expected for any future period.

                                                 Three Months Ended                        Six Months Ended
                                                      March 31,                                 March 31,
                                          ---------------------------------        ----------------------------------
                                                2001              2000                  2001                2000
                                          ---------------     -------------        --------------     ---------------
Revenues, net:
  License                                       29.5 %            55.3 %                33.7  %             50.9 %
  ASP                                           10.9               1.7                   8.8                 1.4
  Service                                       59.6              43.0                  57.5                47.7
                                          ---------------     -------------        --------------     ---------------
Total revenues                                 100.0             100.0                 100.0               100.0

Cost of revenues:
  License                                        2.2               2.7                   1.6                 2.6
  ASP                                           23.2               7.2                  20.2                 5.7
  Service                                       40.3              54.2                  38.6                57.6
                                          ---------------     -------------        --------------     ---------------
Total cost of revenues                          65.7              64.1                  60.4                65.9
                                          ---------------     -------------        --------------     ---------------
Gross profit                                    34.3              35.9                  39.6                34.1

Operating expenses:
  Sales and marketing                           71.6              97.9                  70.7                99.3
  Research and development                      56.2              89.7                  52.9                92.5
  General and administrative                    34.2              32.2                  32.2                35.1
  Restructuring and other charges                3.8                 -                   1.7                   -
                                          ---------------     -------------        --------------     ---------------
Total operating expenses                       165.8             219.8                 157.5               226.9
                                          ---------------     -------------        --------------     ---------------

Loss from operations                          (131.5)           (183.9)               (117.9)             (192.8)
Interest income                                  6.4               9.9                   7.1                12.4
Interest expense                                (2.4)             (4.0)                 (2.4)               (3.7)
Other expense, net                              (0.3)             (0.2)                 (0.2)               (0.6)
                                          ---------------     -------------        --------------     ---------------
Net loss                                      (127.8)%          (178.2)%              (113.4)%            (184.7)%
                                          ===============     =============        ==============     ===============

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

Revenues

                               Three Months Ended March 31,                        Six Months Ended March 31,
(dollars in                  2001          2000        Change                   2001          2000         Change
thousands)                  ------        -------     --------                -------       -------       --------
License                    $ 2,663        $ 5,991       (55.5)%               $ 6,538       $10,109        (35.3)%
ASP                            980            184       432.6 %                 1,712           274        524.8 %
Service                      5,380          4,661        15.4 %                11,176         9,460         18.1 %
                           -------        -------                             -------       -------
Total revenues             $ 9,023        $10,836       (16.7)%               $19,426       $19,843         (2.1)%
                           =======        =======                             =======       =======

     We market our software and services through our direct sales organization in the United States and the United Kingdom, and through reseller arrangements in the United States and in international markets. Revenues from licenses and services to customers outside the United States were $1,075,000 and $971,000 for the three months ended March 31, 2001 and 2000, respectively, and $2,034,000 and $1,625,000 for the six months ended March 31, 2001 and 2000, respectively. Historically, as a result of the relatively small amount of international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

     License Revenues. License revenues consist of license fees for software. The dollar decrease in license revenues for the three and six months ended March 31, 2001 from the three and six months ended March 31, 2000, is primarily the result of our June 2000 strategic decision to discontinue the sale of Concur Procurement. This decrease in license revenues also reflects our focus on Corporate Expense Management, rather than the sale of an integrated suite of products. We expect license revenues to increase over at least the next several quarterly periods.

     ASP Revenues. ASP revenues consist of monthly usage fees as well as the amortization of setup and consulting fees, which are deferred and amortized over the expected life of the relationship. We have experienced a significant increase in demand for our ASP solutions since launching these product offerings during the quarter ended December 31, 1999. We expect ASP revenues to continue to increase over at least the next several quarterly periods.

     Service Revenues. Service revenues consist of consulting service fees, customer support fees, and training fees. Customer support fees are typically billed annually and amortized over the period of the contract. Service revenues represented 59.6% and 43.0% of total revenues for the three months ended March 31, 2001 and 2000, respectively, and 57.5% and 47.7% for the six months ended March 31, 2001 and 2000, respectively. The dollar increase in service revenues, and the increase in service revenues as a percentage of total revenues, for the three and six months ended March 31, 2001, as compared to the three and six months ended March 31, 2000, reflect increasing demand for consulting services associated with sales, upgrades, and enhancements of Concur Expense. This growth also reflects increased revenues related to customer support contracts entered into in the current and prior periods. Despite this growth, we expect service revenues to decrease slightly in the third quarter of fiscal 2001 as a result of the sale of the Concur Human Resources product line, and resume growth in the following quarters.

Cost of Revenues

                                            Three Months Ended March 31,                Six Months Ended March 31,
(dollars in thousands)                    2001           2000       Change           2001         2000        Change
                                        --------       --------    --------       ---------    ---------    ---------
License                                  $   195        $   289     (32.5)%        $    312     $    517      (39.7)%
  Percentage of license revenues            7.3%           4.8%                        4.8%         5.1%
ASP                                         2,097           776     170.2 %           3,916        1,132      245.9 %
  Percentage of ASP revenues             214.0%          421.7%                      228.7%       413.1%
Service                                    3,632          5,878     (38.2)%           7,505       11,427      (34.3)%
  Percentage of service revenues           67.5%         126.1%                       67.2%       120.8%
Total cost of revenues                  $  5,924       $  6,943     (14.7)%        $ 11,733     $ 13,076      (10.3)%
  Percentage of total revenues             65.7%          64.1%                       60.4%        65.9%

     Cost of License Revenues. Cost of license revenues consists mainly of royalties for sub-licensing third-party software, and, to a lesser extent, the costs of manuals, media, and duplication for our licensed products. The dollar decreases in cost of license revenues for the three and six months ended March 31, 2001, as compared to the three and six months ended March 31, 2000, was due primarily to the inclusion of amortization of purchased technology in the earlier periods. To a lesser extent, the dollar decrease was due to a decrease in the volume of manuals, media, and duplication efforts. We expect that the cost of license revenues will continue to fluctuate modestly in relation to changes in the overall demand for our license products as well as the cost for sub-licensing third-party software.

     Cost of ASP Revenues. Cost of ASP revenues include the cost of our ASP operations, which primarily consist of salaries, server costs and storage fees, telecommunication charges, reseller fees and amortization of deferred set-up costs. The dollar cost of ASP revenues for the three and six months ended March 31, 2001 increased significantly from the three and six months ended March 31, 2000, as a result of the significant increase in demand for our ASP solutions. This increased demand is a result of the growing market acceptance of our ASP solutions and, to a lesser degree, sales through our reseller relationship with ADP, which resells and jointly markets our ASP solutions. We expect that the dollar cost of ASP revenues will increase in the future, although to a lesser extent than the expected increase in ASP revenues.

     Cost of Service Revenues. Cost of service revenues consists mainly of the salaries, non-reimbursable expenses, and other operating costs of employees who provide consulting services, technical support, and product training. The dollar decrease in cost of service revenues for the three and six months ended March 31, 2001, as compared to the three and six months ended March 31, 2000, was primarily due to a decrease in professional service personnel as a result of the June 2000 restructuring, as well as a reduction in our costs to deliver such services. In addition, we increased service revenues while decreasing our cost of service revenues primarily as a result of improved utilization of our service personnel. Cost of service revenues as a percentage of service revenues may vary between periods due to changes in the level and mix of services provided.

Operating Expenses

                                             Three Months Ended March 31,                    Six Months Ended March 31,
(dollars in thousands)                    2001          2000        Change               2001          2000           Change
                                       ---------     ---------     ---------          ---------     ---------       ---------
Sales and marketing                     $  6,461      $ 10,610      (39.1)%            $ 13,741       $ 19,698       (30.2)%
  Percentage of total revenues             71.6%         97.9%                            70.7%          99.3%
Research and development                   5,074         9,718      (47.8)%              10,273         18,352       (44.0)%
  Percentage of total revenues             56.2%         89.7%                            52.9%          92.5%
General and administrative                 3,092         3,493      (11.5)%               6,257          6,968       (10.2)%
  Percentage of total revenues             34.2%         32.2%                            32.2%          35.1%
Restructuring and other                      338             -           -                  338              -            -
  Percentage of total revenues              3.7%             -                             1.7%              -
Total operating expenses                $ 14,965      $ 23,821      (37.2)%            $ 30,609       $ 45,018       (32.0)%
  Percentage of total revenues            165.9%        219.8%                           157.6%         226.9%

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, sales commissions, travel, and facility costs for our sales and marketing personnel and, to a lesser extent, advertising, trade shows and other promotional activities. The dollar and percentage decrease in the three and six months ended March 31, 2001, as compared to the three and six months ended March 31, 2000, were primarily due to lower payroll and related expenses, commissions, travel costs, and recruiting expenses. The decrease in these expenses was the result of our June 2000 restructuring and the discontinuation of sales of Concur Procurement. To a lesser extent, the decrease was also a result of decreased spending in advertising and related costs. We expect our sales and marketing expenses to decrease in the third quarter of fiscal 2001 as a result of the sale of the Concur Human Resources product line. In addition, we expect sales and marketing expenses to decrease as a percentage of total revenues as we continue to improve the efficiency of our sales and marketing efforts.

     Research and Development. Research and development expenses include salaries and contract labor for software development, facility costs, and expenses associated with computer software and hardware used in our software development. The decrease in the three and six months ended March 31, 2001, as compared to the three and six months ended March 31, 2000, was primarily related to a decrease in the number of outside contractors and employees utilized in software engineering, program management, and quality assurance to support our product lines and ongoing product development. The primary reason for this decrease in personnel is related to our June 2000 restructuring. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred. We expect research and development costs to decrease in the third quarter of fiscal 2001 as a result of the sale of the Concur Human Resources product line and to decrease as a percentage of total revenue, as we are now solely focused on providing Corporate Expense Management solutions.

     General and Administrative. General and administrative expenses include costs associated with finance, accounting, investor relations, human resources, legal, administration, and facilities. The decrease in these costs in the three and six months ended March 31, 2001, as compared to the three and six months ended March 31, 2000, was primarily due to a decrease in the amount incurred for contract labor, and to a lesser degree, a decrease in certain facilities costs as well as a decrease in amortization of deferred stock compensation. These decreases were partially offset by an increase in the provision for bad debts resulting from collection difficulties with certain customers.

     Restructuring and Other Charges. Restructuring and other charges for the three and six months ended March 31, 2001 include: (i) a reduction in the amount accrued for our June 2000 restructuring as a result of changes in the estimated amounts required for severance and related benefits, facilities, and product marketing commitments, and (ii) the costs related to the sale of our Concur Human Resources product line to MBH, net of associated gain.

Interest Income and Interest Expense

                                      Three Months Ended March 31,                 Six Months Ended March 31,
(dollars in thousands)            2001           2000          Change           2001          2000         Change
                                --------       --------       --------       --------       --------      --------
Interest income                   $  574        $ 1,069        (46.3)%        $ 1,373        $ 2,466       (44.3)%
Interest expense                     219            436        (49.8)%            464            740       (37.3)%

     Interest Income and Interest Expense. The decrease in interest income for the three and six months ended March 31, 2001, as compared to the three and six months ended March 31, 2000, was due to the decrease in cash equivalents and marketable securities upon which we earn interest, as we continue to fund our operations with working capital. The decrease in interest expense for the three and six months ended March 31, 2001, as compared to the three and six months ended March 31, 2000, was primarily due to lower outstanding interest-bearing obligations related to bank borrowings and capital lease obligations.

     Provision for Income Taxes. No provision for federal and state income taxes has been recorded because we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

     Our total assets were $57.3 million and $81.7 million at March 31, 2001 and September 30, 2000, respectively, representing a decrease of $24.4 million, or 29.9%. This decrease was primarily due to the use of cash in our operations. As of March 31, 2001, we had $38.8 million of cash, cash equivalents and marketable securities, compared to $56.2 million at September 30, 2000, representing a decrease of $17.4 million, or 31.0%.

     Our accounts receivable balance, net of allowance for doubtful accounts, was $7.0 million and $11.3 million at March 31, 2001 and September 30, 2000, respectively, representing a decrease of $4.4 million, or 38.1%. This decrease was principally a result of collected balances on large, outstanding invoices and to a lesser degree, increased reserves based upon known collection difficulties with certain customers. Days' sales outstanding ("DSO") in accounts receivable was 71 days and 104 days for the periods ended March 31, 2001 and September 30, 2000, respectively. We expect that DSO will fluctuate significantly in future quarters, and may even increase.

     Our total current liabilities were $21.2 million and $22.6 million as of March 31, 2001 and September 30, 2000, respectively, representing a decrease of $1.4 million, or 6.2%. This decrease consists primarily of a decrease in the current portion of debt and lease liabilities, as we approach payoff on these liabilities. This decrease is also explained by the sales return reserve, which continues to decrease as we settle accounts affected by our June 2000 restructuring and is partially offset by the new reserve for restructuring as a result of the March 2001 sale of our Concur Human Resources product line.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through sales of equity securities and, to a lesser degree, through the use of long-term debt, notes payable to stockholders, and equipment leases. Our sources of liquidity as of March 31, 2001 consisted principally of cash, cash equivalents, and marketable securities, all totaling $38.8 million.

     Net cash used in operating activities was $13.3 million and $43.2 million during the six-month periods ended March 31, 2001 and March 31, 2000, respectively. For both periods, net cash used by operating activities was primarily a result of funding ongoing operations.

     Our investing activities have consisted primarily of purchases of property and equipment, and purchase and related maturity of marketable securities. Property and equipment acquisitions, including those acquired under capital leases, totaled $1.5 million and $7.3 million during the six months ended March 31, 2001 and March 31, 2000, respectively.

     Our financing activities used $2.6 million and provided $33.1 million in the six months ending March 31, 2001 and March 31, 2000, respectively. The net usage of cash in financing activities was primarily the result of payments made on existing loans and capital leases, offset by the issuance of common stock in connection with our Employee Stock Purchase Plan and stock option plans.

     In September 1997, we entered into a $1.0 million senior term loan facility pursuant to the terms of a security and loan agreement. In April 1998, the senior term loan facility was amended to allow for additional borrowings up to a total of $3.0 million. The facility, which bears interest at the lending bank's prime rate less 1.0%, matured on February 15, 2001. During the period ended March 31, 2001, we paid off this outstanding indebtedness.

     In July 1997, we entered into a subordinated loan and security agreement with an equipment lessor, in the principal amount of $1.5 million, that bears interest at an annual rate of 8.5%. In May 1998, this agreement was amended to allow for additional borrowings of $5.0 million bearing interest at an annual rate of 11% on the first $3.5 million and 12.5% on the remaining $1.5 million, which expired on December 31, 1998. The notes are due in varying monthly installments through April 2002, and contain certain restrictions and covenants, with which we are currently in compliance. At March 31, 2001, the outstanding indebtedness under the subordinated loan agreement was $1.5 million.

     In September 1998, we entered into an additional subordinated promissory note agreement with an equipment lessor in the principal amount of $2.0 million. The note bears interest at 11%, payments are due in monthly installments of approximately $65,000 including interest, and the note matures in November 2001. At March 31, 2001, the outstanding indebtedness under the subordinated loan agreement was $503,000.

     In June 2000, we implemented a new operating plan to focus our resources on the Corporate Expense Management market, bring our expenses in line with this strategic change in focus, and achieve profitability without the need for additional financing to fund our operations. In conjunction with this plan, we discontinued sales of Concur Procurement in June 2000 and, more recently sold our Concur Human Resources product line in March 2001. As a result of these events, we are solely focused on providing Corporate Expense Management solutions, where we have our strongest competencies.

     Presently, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements, or other available means. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition, and operating results.

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

Our Business is Difficult to Evaluate and We Have a History of Losses.

     We are still in the early stages of our business operations and our business model is unproven, so evaluating our business operations and our prospects is difficult. We incorporated in 1993 and have incurred net losses in each quarter since then. Our business model and operating plan have evolved over time and remain unproven. Furthermore, we expect to devote substantial financial and other resources to expanding our sales and marketing, research and development, and professional services organizations. These investments may never produce a profit. We incurred net losses totaling $75.7 million, $46.5 million, and $26.2 million in fiscal 2000, 1999, and 1998, respectively. As of March 31, 2001, we had an accumulated deficit of $187.4 million. We expect to continue to incur net losses for the foreseeable future.

We Rely Heavily On Sales of One Product.

     Since 1997, we have generated substantially all of our revenues from licenses and services related to our Concur Expense product. We believe that sales of Concur Expense will continue to account for a large portion of our revenues for the foreseeable future. Our future financial performance and revenue growth will depend upon the successful development, introduction and customer acceptance of new and enhanced versions of Concur Expense and other applications, and our business could be harmed if we fail to deliver the enhancements to our current and future products that customers want. There can be no assurance that our products and services will achieve widespread market penetration or that we will derive significant revenues or any profits from the sale of such products and services.

We Depend On Service Revenues to Increase Our Overall Revenues; Services May Not Achieve Profitability.

     Our service revenues have increased each year as a percentage of total revenues. Service revenues represented 62.4%, 35.2%, and 34.5% of total revenues for fiscal 2000, 1999, and 1998, respectively. We anticipate that service revenues will continue to represent a significant percentage of total revenues. The level of service revenues depends largely upon our consulting services and ongoing renewals of customer support contracts by our growing installed customer base. Our consulting revenues could decline if third-party organizations such as systems integrators compete with us for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. Due to the increasing costs of operating a professional services organization, we may not be able to maintain profitability in this part of our business.

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

Our Efforts to Offer Products Under an ASP Model May Fail.

     In early fiscal 2000, we began to offer our software products under an Internet-based ASP model to complement our traditional licencing of these products. We offer our ASP offering on a subscription basis to companies seeking to outsource their corporate expense management applications. This business model is unproven and represents a significant departure from the strategies we and other enterprise software vendors have traditionally employed. We have limited experience selling products or services under an ASP model, and our efforts to develop this ASP business divert our financial resources and management time and attention away from other aspects of our business. In connection with our ASP business, we have engaged third-party service providers to perform many of the necessary services as independent contractors, and they may fail to perform those services adequately. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed. We also use resellers to market our ASP offering. We have limited experience utilizing resellers and we may not be successful in this effort. Even if our strategy of offering products to customers over the Internet proves successful, some of those Internet customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements, which is likely to reduce our revenue.

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

We Are At Risk of Securities Class Action Litigation Due to Our Stock Price Volatility.

     In the past, securities class action litigation has often been brought against companies that experience periods of volatility in the market price of their securities, as we have experienced. We may in the future be the target of similar litigation, which could result in substantial costs and divert management's attention and resources.

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

See also "--Our Dependence on Software License Revenues Makes Our Operating Results Difficult to Predict."

We Face Significant Competition.

     The market for our products is intensely competitive and rapidly changing. Direct competition comes from other providers of travel and entertainment expense management, and from providers of ERP software that have developed or may be developing travel and entertainment expense management software. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers than we do. Some of our competitors, particularly major ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than us. In addition, we anticipate the entrance of new competitors in the future. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition, and results of operations. We also face indirect competition from potential customers' internal development efforts and have to overcome their reluctance to move away from existing paper-based systems.

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

We Depend Primarily on Direct Sales.

     We sell our products primarily through our direct sales force. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers. In the future, we intend to continue developing indirect distribution channels through third-party distribution arrangements, but we may not be successful in establishing those arrangements, or they may not increase revenues. Furthermore, we plan to continue using resellers to market our ASP products in particular. We have limited experience utilizing resellers to date. The failure to expand indirect channels may place us at a competitive disadvantage.

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

We Rely on Third-Party Software That May Be Difficult to Replace.

     We rely on software licenced from third parties in order to offer some of our software products. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these licenses could result in delays in the sale of our products and services until equivalent technology, if available, is identified, licensed, and integrated, which could harm our business.

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

We May Experience Difficulties in Introducing New Products and Enhancements to Existing Products.

     Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of Concur Expense, and other applications, and our business could be harmed if we fail to deliver enhancements to our current and future products that customers desire. We have experienced delays in the planned release dates of our software products and upgrades, and we have discovered software defects in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products, or customer claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing products on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new product offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new products, or to introduce in a timely manner and gain acceptance of such new products in the marketplace.

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

        .   laws and business practices favoring local competitors;

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash equivalents are invested in short-term debt instruments while certain portions of our outstanding long-term debt bear interest at variable rates. Based on our marketable securities portfolio and interest rates at March 31, 2001, a one percent increase or decrease in interest rates would result in a decrease or increase of approximately $45,000, respectively, in the fair value of the marketable securities portfolio. Changes in interest rates may affect the fair value of the marketable securities portfolio; however, such gains or losses would not be realized unless the investments are sold.

PART II.   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Shareholders held on March 8, 2001, the following actions were taken:


1.  Election of Directors
         Michael J. Levinthal
                   For:  14,007,195          Withheld:  231,741
         Jeffrey D. Brody
                   For:  14,004,460          Withheld:  234,476

2.  Amendment to the 1998 Equity Incentive Plan
         For:  12,798,966      Against:  1,403,706      Abstain:  36,264

3.  Amendment to the 1998 Directors Stock Option Plan
         For:  12,758,227      Against:  1,443,885      Abstain:  36,824

4. Ratification of Ernst & Young LLP as the Company's independent auditors for fiscal year 2001
         For:  14,155,958      Against:  70,452         Abstain:  12,526

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     The following exhibits are filed as a part of this report:

                                                                                  Incorporated by Reference
                                                                                  -------------------------
Exhibit                                                                                   Date of       Exhibit     Filed
Number                     Exhibit Description                         Form   File No.   First Filing    Number    Herewith
-------                    -------------------                         ----   --------   ------------    ------    --------
10.01          Registrant's Amended 1998 Equity Incentive Plan.         --        --            --         --         X

10.02          Registrant's Amended 1998 Directors Stock Option Plan    --        --            --         --         X

     (b)       Reports on Form 8-K:

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.


Dated:  May 15, 2001                       CONCUR TECHNOLOGIES, INC.

                                       By         /s/   JOHN F. ADAIR
                                         -------------------------------------
                                                      John F. Adair
                                                Chief Financial Officer

                                 EXHIBIT INDEX

                                                                                 Incorporated by Reference
Exhibit                                                                                   Date of       Exhibit     Filed
Number                     Exhibit Description                         Form   File No.   First Filing    Number    Herewith
-------                    -------------------                         ----   --------   ------------    ------    --------
10.01          Registrant's Amended 1998 Equity Incentive Plan.         --        --            --         --         X

10.02          Registrant's Amended 1998 Directors Stock Option Plan    --        --            --         --         X