Form 10-Q
period 2001-06-30
CONCUR TECHNOLOGIES INC
filed 2001-08-14
CIK 1066026

================================================================================

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

For the quarter ended June 30, 2001              Commission file number: 0-25137

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

                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes [X]     No [ ]

     As of July 31, 2001, there were 25,826,768 shares of the Registrant's
                               Common Stock outstanding.

================================================================================

                           CONCUR TECHNOLOGIES, INC.

                                   FORM 10-Q
                                 JUNE 30, 2001

                                     INDEX

                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of June 30, 2001 and September 30, 2000....................   3

            Consolidated Statements of Operations for the three and nine months ended June 30, 2001
            and 2000..................................................................................   4

            Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000....   5

            Notes to Consolidated Financial Statements................................................   6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......   9

  ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk.................................  23


PART II. OTHER INFORMATION............................................................................  24

  ITEM 1.  Legal Proceedings..........................................................................  24

  ITEM 6.  Exhibits and Report on Form 8-K............................................................  24

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                           Concur Technologies, Inc.

                          Consolidated Balance Sheets
                       (In thousands, except share data)
                                  (Unaudited)

                                                                               June 30,            September 30,
                                                                      -------------------    ------------------
                                                                                 2001                  2000
                                                                      -------------------    ------------------
Assets
Current assets:
 Cash and cash equivalents                                                    $  23,312             $  12,224
 Marketable securities                                                            6,986                44,018
 Accounts receivable, net of allowance for doubtful accounts of $1,577 at June 30, 2001 and $973 at September 30, 2000,
  respectively                                                                    5,702                11,317
Prepaid expenses and other current assets                                         1,821                 2,338
Notes receivable from stockholders                                                  167                   167
                                                                    -------------------    ------------------
Total current assets                                                             37,988                70,064

Equipment and furniture, net                                                      7,787                10,469
Deposits and other assets                                                           600                 1,135
                                                                    -------------------    ------------------
Total assets                                                                  $  46,375             $  81,668
                                                                    ===================    ==================

Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                                             $   1,543             $   2,230
 Accrued payroll and benefits                                                     2,523                 3,913
 Accrued restructuring costs                                                        268                 1,025
 Sales return reserve                                                                20                 1,326
 Other accrued liabilities                                                        5,396                 3,284
 Accrued commissions                                                                906                 1,317
 Payable to shareholders                                                            315                   315
 Current portion of long-term debt                                                1,474                 2,942
 Current portion of capital lease obligations                                     1,183                 2,356
 Deferred revenues                                                                4,548                 3,905
                                                                    -------------------    ------------------
Total current liabilities                                                        18,176                22,613

Long-term debt, net of current portion                                                -                   927
Capital lease obligations, net of current portion                                    64                   959
Deferred rent expense                                                               120                   156

Shareholders' equity:
 Convertible preferred stock, par value $0.001 per share:
  Authorized shares - 5,000,000
  No shares issued or outstanding                                                     -                     -
 Common stock, par value $0.001 per share:
  Authorized shares - 60,000,000
  Issued and outstanding shares - 25,812,913 and 25,088,081
  at June 30, 2001 and September 30, 2000, respectively                         223,243               222,577
 Deferred stock compensation                                                        (45)                 (179)
 Accumulated deficit                                                           (195,183)             (165,385)
                                                                    -------------------    ------------------
Total shareholders' equity                                                       28,015                57,013
                                                                    -------------------    ------------------
Total liabilities and shareholders' equity                                    $  46,375             $  81,668
                                                                    ===================    ==================

   The accompanying notes are an integral part of these financial statements.

                           Concur Technologies, Inc.

                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                     Three Months Ended                         Nine Months Ended
                                                          June 30,                                   June 30,
                                         ---------------------------------------    ---------------------------------------
                                                    2001                  2000                 2001                  2000
                                         -----------------     -----------------    -----------------     -----------------
Revenues, net:
 License                                           $ 3,054              $     98             $  9,592              $ 10,208
 ASP                                                 1,214                   211                2,926                   484
 Service                                             5,223                 5,632               16,399                15,092
                                         -----------------     -----------------    -----------------     -----------------
Total revenues                                       9,491                 5,941               28,917                25,784

Cost of revenues:
 License                                               127                   592                  439                 1,109
 ASP                                                 2,471                   779                6,387                 1,911
 Service                                             3,466                 5,520               10,971                16,947
                                         -----------------     -----------------    -----------------     -----------------
Total cost of revenues                               6,064                 6,891               17,797                19,967
                                         -----------------     -----------------    -----------------     -----------------
Gross profit                                         3,427                  (950)              11,120                 5,817

Operating expenses:
 Sales and marketing                                 5,448                10,767               19,189                30,465
 Research and development                            3,210                 7,658               13,483                26,010
 General and administrative                          2,681                 4,847                8,938                11,815
 Merger and acquisition cost                             -                (1,240)                   -                (1,240)
 Restructuring charges                                   -                 3,407                  338                 3,407
                                         -----------------     -----------------    -----------------     -----------------
Total operating expenses                            11,339                25,439               41,948                70,457
                                         -----------------     -----------------    -----------------     -----------------
Loss from operations                                (7,912)              (26,389)             (30,828)              (64,640)

Interest income                                        375                 1,286                1,748                 3,752
Interest expense                                      (185)                 (358)                (649)               (1,098)
Other expense, net                                     (35)                  (32)                 (69)                 (151)
                                         -----------------     -----------------    -----------------     -----------------
Net loss                                           $(7,757)             $(25,493)            $(29,798)             $(62,137)
                                         =================     =================    =================     =================

Basic and diluted net loss per share                $(0.30)               $(1.03)              $(1.17)               $(2.63)
                                         =================     =================    =================     =================
Shares used in calculation of basic and
 diluted net loss per share                         25,713                24,854               25,494                23,634
                                         =================     =================    =================     =================

   The accompanying notes are an integral part of these financial statements.

                           Concur Technologies, Inc.

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                                   Nine Months Ended
                                                                                        June 30,
                                                                       ---------------------------------------
                                                                                  2001                  2000
                                                                       -----------------      ----------------
Operating activities
Net loss                                                                        $(29,798)             $(62,137)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of acquired in-process technology                                       -                   240
  Amortization of deferred stock compensation                                        134                   717
  Depreciation                                                                     4,873                 4,190
  Provision for bad debts                                                            780                 1,604
  Restructuring charge, net of merger and acquisition costs                         (635)                 (186)
  Changes in operating assets and liabilities:
   Accounts receivable                                                             4,507                (1,737)
   Prepaid expenses, deposits, and other assets                                      928                (1,013)
   Accounts payable                                                                 (687)               (2,930)
   Accrued liabilities and accrued commissions                                    (2,158)               (2,113)
   Deferred revenues                                                               1,812                   523
                                                                       -----------------      ----------------
Net cash used in operating activities                                            (20,244)              (62,842)
                                                                       -----------------      ----------------

Investing activities
Purchases of equipment and furniture                                              (1,903)               (7,418)
Purchase of marketable securities                                                (13,468)              (38,504)
Maturity of marketable securities                                                 50,500                54,000
                                                                       -----------------      ----------------
Net cash provided by investing activities                                         35,129                 8,078
                                                                       -----------------      ----------------
Financing activities
Proceeds from issuance of common stock from exercise of
 stock options                                                                        30                   350
Issuance of common stock in connection with Employee
 Stock Purchase Plan                                                                 636                 2,826
Issuance of common stock, net of offering costs                                        -                34,915
Payments on borrowings                                                            (2,395)               (2,843)
Payment on capital leases                                                         (2,068)               (1,824)
                                                                       -----------------      ----------------
Net cash provided/(used) by financing activities                                  (3,797)               33,424
                                                                       -----------------      ----------------
Net increase/(decrease) in cash and cash equivalents                              11,088               (21,340)
Cash and cash equivalents at beginning of period                                  12,224                59,815
                                                                       -----------------      ----------------
Cash and cash equivalents at end of period                                      $ 23,312              $ 38,475
                                                                       =================      ================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                          $    180              $  1,006
                                                                       =================      ================
Equipment and furniture obtained through capital leases                         $      -              $  1,609
                                                                       =================      ================
Adjustment to deferred stock compensation for options cancelled on
 employee termination                                                           $      -              $    499
                                                                       =================      ================

   The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001
                                  (Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Company

     Concur Technologies, Inc. ("Concur" or the "Company") is a leading provider of Corporate Expense Management software and services that automate costly and inefficient business processes. The Company's software and services are sold through a direct sales organization as well as indirect channels and include Concur Expense(TM) for travel and entertainment expense management, Concur Payment(TM) for employee requests for vendor payments, and Concur Time(TM) for time tracking and reporting. These software products are designed to meet the needs of businesses of all sizes through license and application service provider ("ASP") models. The Company was originally incorporated in the state of Washington on August 19, 1993 and operations commenced during 1994. On November 25, 1998, the Company was reincorporated in the State of Delaware and completed an initial public offering on December 16, 1998.

Unaudited Interim Financial Information

     The financial information as of June 30, 2001, and for the three and nine months ended June 30, 2001 and 2000, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2000, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Operating results for the three and nine month periods ended June 30, 2001, are not necessarily indicative of results that may be expected for the entire fiscal year.

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

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 establishes standards for recognition and measurement of derivatives and hedging activities and requires recognition of all derivatives on the balance sheet at fair value. Because the Company has not used derivatives, management has determined that the adoption of SFAS 133 has no significant effect on earnings or the consolidated financial position of the Company through June 30, 2001.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes the SEC's views on applying generally accepted accounting principles to revenue recognition and the related costs of those revenues, and must be adopted by the Company by September 30, 2001. The Company has reviewed the requirements of SAB 101 and believes its policies on revenue recognition and related costs of those revenues are in compliance with this new standard. Therefore, the Company does not believe that SAB 101 will have a significant impact on its consolidated financial position or results or operations. However, the Company will continue to evaluate interpretations of the standard as they become available.

Reclassification

     Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Concur Technologies Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 3.  BUSINESS RESTRUCTURING

     In June 2000, the Company made a strategic decision to focus its resources on the Corporate Expense Management market. The Company realized the need to reevaluate its business in order to balance the needs and requests of its customers with its available management and financial resources. Also considered in this decision was the shift in the Company's revenue model, which caused the Company's cost and expense structure to be out of alignment with its revenue and cash stream. In connection with this decision, the Company designed a new operating plan to reduce costs and bring expenses in line with this change in the marketplace. Under the new operating plan, the Company discontinued Concur Procurement(TM), its corporate procurement application, terminated the Concur Commerce Network, and separated its Concur Human Resources products group into an independent unit with its own strategic and operational focus. As a result of this strategic decision, the Company recorded a restructuring charge in the quarter ended June 30, 2000 in the amount of $3.4 million. During the quarter ended March 31, 2001, the Company revised its estimates related to amounts needed for severance and termination benefits, facilities, and product marketing commitments, resulting in a reversal of restructuring charges previously recorded in the amount of $427,000. The reduction in these estimated costs is shown as a reduction in restructuring costs in the accompanying statement of operations for the nine months ended June 30, 2001. All liabilities related to this restructuring have been paid or charged off as of June 30, 2001.

     In March 2001, the Company sold its Concur Human Resources product line to MBH Solutions, Inc. ("MBH") to further its objective of focusing its resources on the Corporate Expense Management market. The transaction consisted of the sale of certain assets to, and the assumption of certain obligations by, MBH. Under the terms of the transaction, the Company received $100,000 on the closing of the transaction, and recorded it as a gain on sale, and is to receive future installment payments over three years totaling $2.3 million. The gain related to these installment payments will be recognized as the payments are received. This transaction resulted in a workforce reduction of 42 employees, the majority of whom continued employment with MBH.

     As a result of this transaction and related restructuring costs, the Company recorded a net charge of $765,000 in the quarter ended March 31, 2001 which consisted of estimated restructuring liabilities in the amount of $943,000 net of a gain on the sale of assets to, and assumption of liabilities by MBH, in the amount of $178,000. Assets purchased by MBH included computer equipment and software and certain accounts receivable. Additionally, MBH assumed obligations to provide post contract customer support to certain customers. A detail of estimated restructuring costs by category, less amounts paid or reclassed from the balance sheet against the liability, as of June 30, 2001 follows (in thousands):

                                                          Accrued          Amounts Paid or
                                                       Restructuring      Reclassed Against    Accrued Balance
                 Description                             Liability            Liability        at June 30, 2001
                 -----------                           -------------      -----------------    ----------------
Direct and incremental transaction fees                      $ 433                $(406)                $ 27
Gain on sale of assets to, net of obligations
 assumed by, MBH                                              (178)                 178                    -
Facilities abandonment                                         341                 (158)                 183
Other                                                          169                 (111)                  58
                                                       --------------------------------------------------------
Total                                                        $ 765                $(497)                $268
                                                       ========================================================

     Direct and incremental transaction fees include all professional fees paid in relation to the transaction, such as legal, accounting, and consulting charges. All remaining accrued liabilities are expected to be paid by September 30, 2001.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

Litigation

     In July 2001, the Company and several of its current and former officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court for the Southern District of New York. The complaint generally alleges claims against the underwriters of the Company's initial public offering in December 1998 (the "Underwriters") under Section 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Act of 1934, as amended, based on disclosures of underwriting terms in the prospectus for our initial public offering. The complaint also alleges claims against the Underwriters, the Company, and several of the Company's current and former executives under Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiffs in this lawsuit seek damages in an unspecified amount. No amounts have been provided for this matter in the accompanying consolidated financial statements. The Company believes this lawsuit is without merit and is vigorously defending against it.

NOTE 5.  NET LOSS PER SHARE, STOCK OPTIONS AND WARRANTS

     Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of shares outstanding.

     At June 30, 2001, there were outstanding warrants to purchase 5,950,000 shares of common stock and options outstanding to purchase 9,723,898 shares of common stock. Of these warrants, 700,000 were exercisable at a price of $85.00 per share. The remaining warrants for 5,250,000 shares will become exercisable if resellers of the Company's products, including SAFECO and Nortel, achieve certain annual revenue milestones over the next five years, at a price determined to be the greater of $30.26 per share or fifty percent of the common stock price on the prescribed dates.

     All options and warrants were excluded from the computation of diluted earnings per share because their effect on earnings per share was anti-dilutive.

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

Special Note Regarding Forward-Looking Statements

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our plans, objectives, expectations, intentions, future financial performance, and future financial condition. For example, we state our expectations about future revenues, costs of doing business, financial condition and liquidity. You can identify these statements by our use of the future tense, or by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "continue," and other similar words and phrases. These forward-looking statements involve risks and uncertainties, many of which are described in this report under "Factors That May Affect Results of Operations and Financial Condition" and in our other filings with the SEC. These risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material and adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this document are based on information available to us on the date of this document. We assume no obligation or duty to update any such forward-looking statements.

Overview

     Concur Technologies, Inc. is a leading provider of Corporate Expense Management software and services that automate costly and inefficient business processes, allowing companies to leverage their most limited resources: time, money, knowledge, and energy. Our software products include Concur Expense(TM) for travel and entertainment expense management, Concur Payment(TM) for employee requests for vendor payments, and Concur Time(TM) for time tracking and reporting. These software products are designed to meet the needs of businesses of all sizes through license and application service provider ("ASP") models. Since 1996, more than 800 companies, representing over 2.2 million licensed employees, have selected our software and services to reduce their costs and increase their productivity and access to data about their internal business processes.

     We sell our software and services through our direct sales organization and through indirect channels. Currently, two of our most significant strategic relationships are with ADP, Inc., a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider, and Microsoft Great Plains Business Solutions, a leading provider of business management solutions. We have entered into agreements with ADP and Microsoft Great Plains Business Solutions to market our ASP solutions for travel and entertainment expense management directly or indirectly to their existing customers and potential new customers.

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

     On June 1, 1999, we acquired Seeker Software, Inc., a privately held software company and developer of Concur Human Resources software. On June 8, 2000, we announced that we would not pursue our original plan to integrate Concur Human Resources with Concur Expense and Concur Procurement into a suite of applications with a single user interface, leaving Concur Human Resources as a separate product offering. On March 30, 2001, we sold our Concur Human Resources product line to MBH Solutions, Inc. ("MBH").

     In October 1999, we began offering Concur Expense in an ASP model, primarily for mid-size companies. Our ASP model requires limited IT infrastructure and limited IT support by our customers. In December 1999, we introduced an ASP version of Concur Expense for larger companies that desire a configured solution offered on an outsourced basis.

     On June 8, 2000, we announced a new operating plan, under which we discontinued Concur Procurement and the planned integration of Concur Human Resources with our other Corporate Expense Management solutions as a suite of solutions through a common user interface. Additionally, we announced a workforce reduction of 68 employees to bring our cost structure in line with our new operating plan. The primary objective of this operating plan was to focus on providing Corporate Expense Management solutions and generating positive cash flow and profitable growth.

     On March 30, 2001, we sold our Concur Human Resources product line to MBH. The transaction consisted of the sale of certain assets to, and assumption of certain obligations by, MBH in exchange for cash consideration to be paid in installments over time. The transaction resulted in a workforce reduction of 42 employees, the majority of whom continued employment with MBH. The primary objective of this sale was to further our focus on the Corporate Expense Management market, in keeping with our new operating plan.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000

Selected Financial Data

     The following table sets forth selected financial data, derived from the Company's unaudited statements of operations, as a percentage of net revenues, for the periods indicated. The operating results for the three and nine months ended June 30, 2001 and 2000, are not necessarily indicative of the results that may be expected for any future period.

                                                    Three Months Ended                        Nine Months Ended
                                                         June 30,                                 June 30,
                                          -----------------------------------       ----------------------------------
                                                2001                2000                 2001                2000
                                          ---------------     ---------------       --------------     ---------------
Revenues, net:
 License                                             32.2 %              28.2 %               32.7 %              44.3 %
 ASP                                                 12.8                 2.6                 10.2                 1.7
 Service                                             55.0                69.2                 57.1                54.0
                                          ---------------     ---------------       --------------     ---------------
  Gross revenues                                    100.0               100.0                100.0               100.0
 Sales returns and allowances                           -               (27.0)                 0.7                (7.9)
                                          ---------------     ---------------       --------------     ---------------
  Net revenues                                      100.0                73.0                100.7                92.1

Cost of revenues:
 License                                              1.3                 7.3                  1.5                 4.0
 ASP                                                 26.0                 9.6                 22.3                 6.8
 Service                                             36.5                67.8                 38.2                60.6
                                          ---------------     ---------------       --------------     ---------------
  Total cost of revenues                             63.8                84.6                 62.0                71.4
                                          ---------------     ---------------       --------------     ---------------
Gross profit                                         36.2               (11.7)                38.7                20.7

Operating expenses:
 Sales and marketing                                 57.4               132.3                 66.9               108.9
 Research and development                            33.8                94.1                 47.0                92.9
 General and administrative                          28.3                59.5                 31.1                42.2
 Merger, acquisition and
  restructuring charges                                 -                26.6                  1.2                 7.7
                                          ---------------     ---------------       --------------     ---------------
  Total operating expenses                          119.5               312.5                146.2               251.7
                                          ---------------     ---------------       --------------     ---------------
Loss from operations                                (83.3)             (324.2)              (107.5)             (231.0)

Interest income                                       4.0                15.8                  6.1                13.4
Interest expense                                     (2.0)               (4.4)                (2.3)               (3.9)
Other expense, net                                   (0.4)               (0.4)                (0.2)               (0.5)
                                          ---------------     ---------------       --------------     ---------------
Net loss                                            (81.7)%            (313.2)%             (103.9)%            (222.0)%
                                          ===============     ===============       ==============     ===============

Revenue Recognition

     We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2 and Statement of Position 98-9, which amended certain provisions of SOP 97-2. Software license revenues are recognized when a non-cancelable license agreement is signed with a customer, the software is delivered, no significant post delivery vendor obligations remain and collection is deemed probable. These standards generally require revenues earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation, and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately. If evidence of the fair value for any undelivered elements of the arrangement does not exist, all revenues from the arrangement are deferred until such evidence exists or until all elements for which there is not evidence of fair value are delivered. The revenues allocated to software products, including specified upgrades or enhancements, generally are recognized upon delivery of the products. The revenues allocated to unspecified upgrades, updates, and other post-contract customer support generally are recognized ratably over the term of the related maintenance contract. Revenues relating to consulting and training services provided to customers are generally recognized as such services are performed. Revenues resulting from ASP services are recognized over the expected life of the relationship. Customer advances and billed amounts due from customers in excess of recognizable revenue are recorded as deferred revenue.

     In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB 101"). We are required to adopt the provisions of SAB 101 in the fourth quarter of fiscal 2001. We have reviewed the requirements of SAB 101 and believe that our policies on revenue recognition and related costs of those revenues are in compliance with this new standard. Further implementation guidelines regarding revenue recognition and changes in interpretations of such guidelines could lead to unanticipated changes in our current revenue accounting practices that could affect our future revenues and earnings.

Revenues

                                     Three Months Ended June 30,                        Nine Months Ended June 30,
(dollars in thousands)                2001          2000      Change                      2001          2000      Change
                                    ------       -------   ------------                -------       -------   ------------
License                             $3,054       $ 2,298         32.9  %               $ 9,377       $12,408        (24.4)%
ASP                                  1,214           211        475.4  %                 2,926           484        504.5 %
Service                              5,223         5,632         (7.3) %                16,399        15,092          8.7 %
                                    ------       -------                               -------       -------
Gross revenues                       9,491         8,141         16.6  %                28,702        27,984          2.6 %
Sales returns & allowances               -        (2,200)       100.0  %                   215        (2,200)       109.8 %
                                    ------       -------                               -------       -------
Net revenues                        $9,491       $ 5,941         59.8  %               $28,917       $25,784         12.2 %
                                    ======       =======                               =======       =======

     We market our software and services through our direct sales organization in the United States and the United Kingdom, and through strategic referral and reseller arrangements in the United States and in international markets. Revenues from licenses and services to customers outside the United States were $604,000 and $796,000 for the three months ended June 30, 2001 and 2000, respectively, and $2.6 million and $2.4 million for the nine months ended June 30, 2001 and 2000, respectively.

     License Revenues. License revenues consist of license fees for software. The increase in license revenues for the three months ended June 30, 2001 from the three months ended June 30, 2000 was primarily due to reduced revenues as a result of our June 2000 restructuring announcement in the three months ended June 30, 2000. The decrease in license revenues for the nine months ended June 30, 2001 from the nine months ended June 30, 2000 was due to the discontinuance of the sale of the Concur Procurement products in June 2000 and the sale of the Concur Human Resources product line to MBH in March 2001. This year-to-date decrease in license revenues also reflects our focus on the sale of Corporate Expense Management products and services, rather than the sale of an integrated suite of applications with a single user interface. The sales returns and allowances reserve was booked in relation to the decision to discontinue the sale of Concur Procurement in June 2000, and to cover any product returns as a result of that decision. A small portion of that reserve was reversed as a result of a change in estimate during the quarter ended March 2001.

     ASP Revenues. ASP revenues consist of monthly usage fees as well as the amortization of setup and consulting fees, which are collected at the time of sale but deferred and amortized over the expected life of the relationship. We have experienced a significant increase in demand for our ASP solutions since launching these product offerings during the quarter ended December 31, 1999, which has in part been driven by the introduction of sales through our strategic relationship with ADP, which markets our ASP solutions directly or indirectly to its existing customers and potential new customers.

     Service Revenues. Service revenues consist of consulting service fees, customer support fees, and training fees. Customer support fees are typically billed annually and amortized over the period of the contract. The dollar decrease in service revenues for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, is a reflection of reduced implementation fees as a result of the discontinuance of the sale of Concur Procurement products, and the sale of the Concur Human Resources product line, over the past year. In addition, this decrease is the result of the introduction in early fiscal 2001 of our "express implementation" program, which decreases the time and effort required to implement our products. The moderate increases in service revenues for the nine months ended June 30, 2001, as compared to the nine months ended June 30, 2000, reflect increasing demand for consulting services associated with sales, upgrades, and enhancements of Concur Expense. This growth also reflects increased revenues related to annual customer support contracts entered into in the current and prior periods. We expect consulting service revenues to fluctuate based on new sales of our products and the related services provided, as well as the demand for upgrades and enhancements to Concur Expense.

Cost of Revenues

                                                Three Months Ended June 30,     Nine Months Ended June 30,
                                                ----------------------------    ---------------------------
(dollars in thousands)                             2001       2000   Change        2001       2000   Change
                                                 ------     ------   -------    -------    -------   ------
License                                          $  127     $  592    (78.5)%   $   439    $ 1,109   (60.4)%
 Percentage of gross license revenues               4.2%      25.8%                 4.6%      10.9%
ASP                                               2,471        779    217.2 %     6,387      1,911   234.2 %
 Percentage of ASP revenues                       203.5%     369.2%               218.3%     394.8%
Service                                           3,466      5,520    (37.2)%    10,971     16,947   (35.3)%
 Percentage of service revenues                    66.4%      98.0%                66.9%     112.3%
Total cost of revenues                           $6,064     $6,891    (12.0)%   $17,797    $19,967   (10.9)%
 Percentage of gross revenues                      63.9%      84.6%                61.5%      77.4%

     Cost of License Revenues. Cost of license revenues consists mainly of royalties for sub-licensing third-party software, and, to a lesser extent, the costs of manuals, media, and duplication for our licensed products. The decreases in cost of license revenues for the three and nine months ended June 30, 2001, as compared to the three and nine months ended June 30, 2000, was due primarily to the amortization of purchased technology in the earlier periods. This amortization was completed in the period ended June 30, 2000. To a lesser extent, the dollar decrease was due to a decrease in the volume of manuals, media, and duplication expenditures. We expect that the cost of license revenues will continue to fluctuate modestly in relation to changes in the overall demand for our license products as well as the cost for sub-licensing third-party software.

     Cost of ASP Revenues. Cost of ASP revenues consists mainly of salaries, server costs and storage fees, telecommunication charges, strategic referral and reseller fees, and amortization of deferred set-up costs. The dollar cost of ASP revenues for the three and nine months ended June 30, 2001 increased significantly from the three and nine months ended June 30, 2000, as a result of a substantial increase in the number of customers using our ASP solutions. This increased demand is a result of the growing market acceptance of our ASP solutions and, to a lesser degree, sales through our strategic relationship with ADP, which markets our ASP solutions directly or indirectly to its existing customers and potential new customers.

     Cost of Service Revenues. Cost of service revenues consists mainly of salaries, non-reimbursable expenses, and other operating costs of employees who provide consulting services, technical support, and product training. The dollar decrease in cost of service revenues for the three and nine months ended June 30, 2001, as compared to the three and nine months ended June 30, 2000, was primarily due to a decrease in professional service personnel as a result of the June 2000 restructuring and the March 2001 sale of our Concur Human Resources product line, as well as an overall reduction in our costs to deliver such services. Cost of service revenues as a percentage of service revenues may vary between periods due to changes in the level and mix of services provided.

Operating Expenses

                                                Three Months Ended June 30,       Nine Months Ended June 30,
(dollars in thousands)                             2001       2000   Change          2001       2000   Change
                                                -------    -------   -------      -------    -------   ------
Sales and marketing                             $ 5,448    $10,767    (49.4)%     $19,189    $30,465   (37.0)%
 Percentage of gross revenues                      57.4%     132.3%                  66.9%     108.9%
Research and development                          3,210      7,658    (58.1)%      13,483     26,010   (48.2)%
 Percentage of gross revenues                      33.8%      94.1%                  47.0%      92.9%
General and administrative                        2,681      4,847    (44.7)%       8,938     11,815   (24.4)%
 Percentage of gross revenues                      28.2%      59.5%                  31.1%      42.2%
Merger, acquisition and restructuring charges         -      2,167   (100.0)%         338      2,167   (84.4)%
 Percentage of gross revenues                         -       26.6%                   1.2%       7.7%
Total operating expenses                        $11,339    $25,439    (55.4)%     $41,948    $70,457   (40.5)%
 Percentage of gross revenues                     119.5%     312.5%                 146.2%     251.8%

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, sales commissions, travel, and facility costs for our sales and marketing personnel and, to a lesser extent, advertising, trade shows, and other promotional activities. The decreases in the three and nine months ended June 30, 2001, as compared to the three and nine months ended June 30, 2000, were primarily due to lower payroll and related expenses, commissions, travel costs, and advertising expenses. The decrease in these expenses was primarily the result of our restructuring and discontinuation of sales of Concur Procurement in June 2000, the sale of our Concur Human Resources product line in March 2001, and an overall reduction in our cost of providing such services.

     Research and Development. Research and development expenses include salaries and contract labor for software development, facility costs, and expenses associated with computer software and hardware used in our software development. The decrease in the three and nine months ended June 30, 2001, as compared to the three and nine months ended June 30, 2000, was primarily related to a decrease in the number of outside contractors and employees utilized in software engineering, program management, and quality assurance to support our product lines and ongoing product development. This decrease in personnel was primarily due to our restructuring in June 2000 and the sale of the Concur Human Resources product line in March 2001. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

     General and Administrative.   General and administrative expenses include
costs associated with finance, accounting, investor relations, human resources, legal, administration, and facilities. The decrease in these costs in the three and nine months ended June 30, 2001, as compared to the three and nine months ended June 30, 2000, was primarily due to a decrease in the amount incurred for contract labor, a decrease in the provision for bad debts, and, to a lesser degree, a decrease in certain facility costs and amortization of deferred stock compensation.

     Merger, Acquisition and Restructuring Charges.   Restructuring charges for
the nine months ended June 30, 2001 include: (i) the costs related to the sale of our Concur Human Resources product line to MBH, net of associated gain, and
(ii) a reduction in the amount accrued for our June 2000 restructuring as a result of changes in the estimated amounts required for severance and related benefits, facilities, and product marketing commitments. Restructuring charges for the three and nine months ended June 30, 2000 include a charge for the June 2000 restructuring including amounts required for severance and related benefits, facilities, and product marketing commitments. Merger and acquisition costs for the three and nine months ended June 30, 2000 were comprised of a reduction in the amount accrued as a result of a revision in estimated costs relating to the acquisition of Seeker Software in June 1999.

Interest Income and Interest Expense

                                     Three Months Ended June 30,                     Nine Months Ended June 30,
(dollars in thousands)             2001           2000      Change                2001           2000      Change
                                  -----         ------   ------------          ------         ------   -------------
Interest income                   $ 375         $1,286         (70.8)%         $1,748         $3,752         (53.4)%
Interest expense                    185            358         (48.3)%            649          1,098         (40.9)%

     Interest Income and Interest Expense. The decrease in interest income for the three and nine months ended June 30, 2001, as compared to the three and nine months ended June 30, 2000, was due to the decrease in cash equivalents and marketable securities upon which we earn interest, and to a lesser extent, a lower interest rate earned on our investment portfolio. The decrease in interest expense for the three and nine months ended June 30, 2001, as compared to the three and nine months ended June 30, 2000, was primarily due to lower outstanding interest-bearing obligations related to bank borrowings and capital lease obligations.

     Provision for Income Taxes. No provision for federal and state income taxes has been recorded because we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

     Our total assets were $46.4 million and $81.7 million at June 30, 2001 and September 30, 2000, respectively, representing a decrease of $35.3 million, or 43.2%. This decrease was primarily due to the use of cash in our operations. As of June 30, 2001, we had $30.3 million of cash, cash equivalents and marketable securities, compared to $56.2 million at September 30, 2000, representing a decrease of $25.9 million, or 46.1%.

     Our accounts receivable balance, net of allowance for doubtful accounts, was $5.7 million and $11.3 million at June 30, 2001 and September 30, 2000, respectively, representing a decrease of $5.6 million, or 49.6%. This decrease was principally a result of collected balances on large, outstanding invoices. Days' sales outstanding ("DSO") in accounts receivable was 54 days and 104 days for the periods ended June 30, 2001 and September 30, 2000, respectively. We expect that DSO will fluctuate in future quarters, and may increase.

     Our total current liabilities were $18.2 million and $22.6 million as of June 30, 2001 and September 30, 2000, respectively, representing a decrease of $4.4 million, or 19.5%. This decrease consisted primarily of a decrease in the current portion of debt and lease liabilities, as we pay off such liabilities. This decrease also was the result of a reduction of the sales return reserve, which was utilized to settle accounts affected by our June 2000 restructuring and was partially offset by the reserve for restructuring as a result of the March 2001 sale of our Concur Human Resources product line.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through sales of equity securities and, to a lesser degree, through the use of long-term debt, notes payable to stockholders, and equipment leases. Our sources of liquidity as of June 30, 2001 consisted principally of cash, cash equivalents, and marketable securities, all totaling $30.3 million.

     Net cash used in operating activities was $20.2 million and $62.8 million during the nine-month periods ended June 30, 2001 and June 30, 2000, respectively. For both periods, net cash used by operating activities was primarily a result of funding ongoing operations.

     Our investing activities have consisted primarily of purchases of property and equipment, and purchase and related maturity of marketable securities. Property and equipment acquisitions, including those acquired under capital leases, totaled $1.9 million and $7.4 million during the nine months ended June 30, 2001 and June 30, 2000, respectively.

     Our financing activities used $3.8 million and provided $33.4 million in the nine months ended June 30, 2001 and June 30, 2000, respectively. The net usage of cash in financing activities in the nine months ended June 30, 2001 was primarily the result of payments made on existing loans and capital leases, offset by the issuance of common stock in connection with our Employee Stock Purchase Plan and stock option plans. Net cash provided by financing activities for the nine months ended June 30, 2000 was primarily the result of proceeds received from a private placement of our common stock.

     In June 2000, we implemented a new operating plan to focus our resources on the Corporate Expense Management market, bring our expenses in line with this strategic change in focus, and achieve profitability without the need for additional financing to fund our operations. In conjunction with this plan, we discontinued sales of Concur Procurement products in June 2000 and, more recently, sold our Concur Human Resources product line in March 2001. As a result of these events, we are solely focused on providing Corporate Expense Management products and services, a market in which we have our strongest competencies.

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

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, our actual results to differ materially from expectations. Readers should pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report and our other filings with the Securities and Exchange Commission.

Our Business Is Difficult To Evaluate And We Have A History Of Losses.

     We are still in the early stages of our business operations and our business model is unproven, so evaluating our business operations and our prospects is difficult. We incorporated in 1993 and have incurred net losses in each quarter since then. Our business model and operating plan have evolved over time and remain unproven. Furthermore, we expect to devote substantial financial and other resources to fund our operations. These investments may never produce a profit. We incurred net losses totaling $75.7 million, $46.5 million, and $26.2 million in fiscal 2000, 1999, and 1998, respectively. As of June 30, 2001, we had an accumulated deficit of $195.2 million. We expect to continue to incur net losses for at least the next 12 months.

We Rely Heavily On Sales Of One Product.

     Since 1997, we have generated substantially all of our revenues from licenses and services related to our Concur Expense products and services. We believe that sales of Concur Expense will continue to account for a large portion of our revenues for the foreseeable future. Our future financial performance and revenue growth will depend upon the successful development, introduction and customer acceptance of new and enhanced versions of Concur Expense and other applications, and our business could be harmed if we fail to deliver the enhancements to our current and future products that customers want. There can be no assurance that our products and services will achieve widespread market penetration or that we will derive significant revenues or any profits from the sale of such products and services.

We Depend On Service Revenues; Service Revenues and Service Revenue Margins May Decline.

     Our service revenues have increased each year as a percentage of total revenues. Service revenues represented 62.4%, 35.2%, and 34.5% of total revenues for fiscal 2000, 1999, and 1998, respectively. We anticipate that service revenues will continue to represent a significant percentage of total revenues. The level of service revenues depends largely upon our consulting services and ongoing renewals of customer support contracts by our installed customer base. Our consulting revenues could decline if third-party organizations such as systems integrators compete with us for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. Due to the increasing costs of operating a professional services organization, we may not be able to maintain profitability in this part of our business.

We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict.

     Our licensed software products, from which we derive a substantial percentage of our revenues, are typically shipped when orders are received, so license backlog at the beginning of any quarter in the past represented only a small portion of that quarter's expected license revenues. This makes license revenues in any quarter difficult to forecast because they depend on orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. If revenues fall below our expectations in a particular quarter, our business could be harmed. In the first three quarters of fiscal 2000, our revenues did, in fact, fall below our own and consensus securities analysts' estimates for those quarters and, as a result, the price of our stock declined significantly during those periods. If our revenues fall below our own estimates or below the consensus analysts' estimate in an upcoming quarter, our stock price could decline further, harming our business significantly in terms of, among other things, diminished employee morale and public image. See "--We Are At Risk of Securities Class Action Litigation."

Our ASP Product Offerings May Fail.

     In early fiscal 2000, we began to offer our software products under an Internet-based ASP model to complement our traditional licensing of these products. We offer our ASP solutions on a subscription basis to companies seeking to outsource their corporate expense management applications. This business model is unproven and represents a significant departure from the strategies we and other enterprise software vendors have traditionally employed. We have limited experience selling products or services under an ASP model, and our efforts to develop this ASP business divert our financial resources and management time and attention away from other aspects of our business. In connection with our ASP business, we have engaged third-party service providers to perform many of the necessary services as independent contractors, and they may fail to perform those services adequately. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed. We also use resellers and strategic referral partners to market our ASP offering. We have limited experience utilizing resellers and strategic referral partners and we may not be successful in this effort. Even if our strategy of offering products to customers over the Internet proves successful, some of those Internet customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements, which is likely to reduce our revenue.

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

We Are At Risk Of Securities Class Action Litigation.

   In July 2001, we and several of our current and former officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court for the Southern District of New York. The complaint generally alleges claims against the underwriters of our initial public offering in December 1998 (the "Underwriters") under Section 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Act of 1934, as amended, based on disclosures of underwriting terms in the prospectus for our initial public offering. The complaint also alleges claims against the Underwriters, Concur, and several of our current and former executives under Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiffs in this lawsuit seek damages in an unspecified amount. We believe this lawsuit is without merit and are vigorously defending against it. Although no estimate of any outcome of this lawsuit can currently be made, an unfavorable resolution of such suit could significantly harm our business, operating results, and financial condition.

     In addition, securities class action litigation has often been brought against companies that experience periods of volatility in the market price of their securities, as we have experienced. We may in the future be the target of similar litigation, which could result in substantial costs and divert management's attention and resources.

We Have Been Public For A Short Time And Our Stock Price Has Been Volatile.

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

See also "--We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict."

We Face Significant Competition.

     The market for our products is intensely competitive and rapidly changing. Direct competition comes from other providers of travel and entertainment expense management, and from providers of enterprise resource planning software that have developed or may be developing travel and entertainment expense management software. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers than we do. Some of our competitors, particularly major enterprise resource planning vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than us. In addition, we anticipate the entrance of new competitors in the future. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition, and results of operations. We also face indirect competition from potential customers' internal development efforts and have to overcome their reluctance to move away from existing paper-based systems.

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

Our Lengthy Sales Cycle Could Adversely Affect Our Revenue Growth.

     Because of the high costs involved, customers for enterprise software products typically commit significant resources to an evaluation of available software applications and require us to expend substantial time, effort, and money educating them about the value of our products and services. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, typically ranges between three and twelve months, with the cycle for some transactions exceeding fifteen months. As a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly. See "--We Depend On Software License Revenues, Which Makes Our Operating Results Difficult to Predict."

We Depend  Significantly On Direct Sales.

     We sell our licensed products primarily through our direct sales force. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements. In the future, we intend to continue developing indirect distribution channels through third-party distribution arrangements, but we may not be successful in establishing those arrangements, or they may not increase revenues. Furthermore, we plan to continue using resellers and strategic referral partners to market our ASP products in particular. We have limited experience utilizing resellers and referral partners to date. The failure to expand indirect channels may place us at a competitive disadvantage.

It Is Important For Us To Establish and Maintain Strategic Relationships.

     To offer products and services to a larger customer base than we can reach through direct sales, telesales, and internal marketing efforts, we depend on strategic referral relationships and reseller relationships. If we were unable to maintain our existing strategic referral or reseller relationships or enter into additional strategic referral or reseller relationships, we would have to devote substantially more resources to the distribution, sales, and marketing of our products and services. Our success depends in part on the ultimate success of our strategic referral and reseller partners and their ability to market our products and services successfully. Our existing strategic referral partners are not obligated to refer any potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

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

We Rely On Third-Party Software That May Be Difficult To Replace.

     We rely on software licensed from third parties in order to offer some of our software products. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these licenses could result in delays in the sale of our products and services until equivalent technology is either developed by us, or, if available, is identified, licensed, and integrated, which could harm our business.

We May Not Successfully Develop or Introduce New Products Or Enhancements To Existing Products.

     Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of Concur Expense, and other applications, and our business could be harmed if we fail to deliver enhancements to our current and future products that customers desire. We have experienced delays in the planned release dates of our software products and upgrades, and we have discovered software defects in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products, or customer claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing products on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new product offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new products, or to introduce in a timely manner and gain acceptance of such new products in the marketplace.

We Depend On Our Key Employees.

     Our success depends on the performance of our senior management, particularly S. Steven Singh, our Chief Executive Officer and Chairman of the Board, who is not bound by an employment agreement. The loss of Mr. Singh's services could cause us to lose existing and potential customers, which would harm our business. If one or more members of our senior management or any of our key employees were to resign, particularly to join or form a competitor, the loss of that personnel and any resulting loss of existing or potential customers to that competitor would harm our business.

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

Our Revenue Recognition Policy May Change And Affect Our Earnings.

     We believe our current revenue recognition policies and practices are consistent with applicable accounting standards. However, current software revenue recognition accounting standards, and accounting guidance with respect to such standards, are subject to change. Such changes could lead to unanticipated changes in our current revenue accounting practices, and such changes could significantly reduce our future revenues and earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Our ASP Product Offering May Fail."

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operating results are sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash equivalents are invested in short-term debt instruments while certain portions of our outstanding long-term debt bear interest at variable rates. Based on our marketable securities portfolio and interest rates at June 30, 2001, a one percent increase or decrease in interest rates would result in a decrease or increase of approximately $10,000, respectively, in the fair value of the marketable securities portfolio. Changes in interest rates may affect the fair value of the marketable securities portfolio; however, such gains or losses would not be realized unless the investments are sold.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July 2001, we and several of our current and former officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court for the Southern District of New York. The complaint generally alleges claims against the underwriters of our initial public offering in December 1998 (the "Underwriters") under Section 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Act of 1934, as amended, based on disclosures of underwriting terms in the prospectus for our initial public offering. The complaint also alleges claims against the Underwriters, Concur, and several of our current and former executives under Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiffs in this lawsuit seek damages in an unspecified amount. We believe this lawsuit is without merit and are vigorously defending against it. Although no estimate of any outcome of this lawsuit can currently be made, an unfavorable resolution of such suit could significantly harm our business, operating results, and financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as a part of this report:

     None.

     (b)  Reports on Form 8-K:

     On April 23, 2001, the registrant filed a Current Report on Form 8-K reporting under Item 5 the adoption on April 17, 2001 of a shareholder rights plan and amendments to the registrant's bylaws, and reporting the filing of exhibits under Item 7.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.


Dated:  August 14, 2001                   CONCUR TECHNOLOGIES, INC.

                                       By  /s/  JOHN F. ADAIR
                                          --------------------------------------
                                                John F. Adair
                                          Chief Financial Officer