Form 10-K
period 2001-09-30
CONCUR TECHNOLOGIES INC
filed 2001-12-21
CIK 1066026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001    Commission File Number: 0-25137

                                  ------------

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

                                  ------------

        Securities to be registered pursuant to Section 12(b) of the Act:

                                      None

        Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

                                  ------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of December 14, 2001, 25,828,980 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on December 14, 2001 of $1.65 per share) was approximately $31.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended September 30, 2001, are incorporated by reference in Part III hereof.

                            CONCUR TECHNOLOGIES, INC.

                         TABLE OF CONTENTS FOR FORM 10-K

PART I ...................................................................................................................    3

Item 1.    Business ......................................................................................................    3
Item 2.    Properties ....................................................................................................   18
Item 3.    Legal Proceedings. ............................................................................................   18
Item 4.    Submission of Matters to a Vote of Security Holders. ..........................................................   18

PART II ..................................................................................................................   19

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters. ........................................   19
Item 6.    Selected Consolidated Financial Data ..........................................................................   21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations .........................   22
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ....................................................   29
Item 8.    Financial Statements and Supplementary Data. ..................................................................   30
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................   51

PART III .................................................................................................................   51

Item 10.   Directors and Executive Officers of the Registrant ............................................................   51
Item 11.   Executive Compensation ........................................................................................   51
Item 12.   Security Ownership of Certain Beneficial Owners and Management ................................................   51
Item 13.   Certain Relationships and Related Transactions ................................................................   51

PART IV ..................................................................................................................   51

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............................................   51

                                     PART I

ITEM 1. BUSINESS

Special Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. You can identify these statements by our use of the future tense, or by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "continue," and other similar words and phrases. Examples of sections containing forward-looking statements include the "Strategy" and other sections of Part I, Item 1 entitled "Business" and the "Business Outlook" and other sections of Part I, Item 7 entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations." These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described under "Factors That May Affect Results Of Operations And Financial Condition" and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material and adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

Overview

     Concur Technologies, Inc. is a leading provider of Web-based Corporate Expense Management software and services that automate costly and inefficient business processes, allowing companies to leverage their most limited resources: time, money, knowledge, and energy. Our products include Concur Expense(TM) software for automating travel and entertainment expense management, Concur Payment(TM) software for automating employee requests for vendor payments, and Concur Time(TM) software for automating time tracking and reporting. These software products are designed to meet the needs of businesses of all sizes through both license and application service provider ("ASP") models. We offer our products on a license basis primarily to large companies that want a highly-configurable solution that is managed in-house and delivered over a corporate intranet. We also offer our Concur Expense product on an ASP basis primarily to mid-size companies that want a configured solution provided on an outsourced basis over the Internet.

     Since 1996, more than 875 companies, including AT&T, Citigroup, DaimlerChrysler, DuPont, First Union, and Pfizer, have licensed over 2.4 million employees to use our market-leading software and services to reduce their costs, increase their productivity, improve compliance with their business policies, and expand their knowledge base with respect to their internal business processes. Our strategic relationships include more than 50 world-class organizations, such as ADP, Inc., American Express, KPMG Consulting, Inc., Microsoft Corporation, and Microsoft Great Plains Business Solutions.

Industry Background

     In response to competitive conditions worldwide, businesses have sought cost savings and productivity gains by using software products to automate enterprise business processes. These products traditionally targeted discrete functional or department-level business processes, such as sales, customer support, finance, human resources, and manufacturing processes. While many companies have deployed these products, historically they have not focused on business processes that reach a high percentage of employees within a given enterprise.

     Today, companies are seeking similar products for employee-centric business processes, including travel and entertainment expense management, employee requests for vendor payments, and time tracking and reporting. For most companies, these employee-centric business processes are manual, paper-based processes that require action by many individuals. Such manual, paper-based processes are time-consuming, inefficient, and costly, because they involve re-keying of data, manual tracking of forms and approvals, limited data capture and reporting, and limited ability to track and enforce business expense policies.

     In addition, the emergence of the Internet and corporate intranets has made it feasible for companies to deploy Web-based software products that reach all employees in an enterprise and to connect the enterprise to corporate partners and service providers. In contrast to traditional client-server applications, Web-based applications can be deployed rapidly throughout the enterprise on a cost-effective basis.

     We believe a significant market opportunity exists for Web-based software and services that automate costly and inefficient employee-centric business processes, such as travel and entertainment expense management, employee requests for vendor payments, and time tracking and reporting. We estimate the market potential for the type of Web-based software and services we offer could exceed $4 billion in one-time license revenue, and $2 billion annually in recurring services revenue, based on data available from Dun & Bradstreet Corporation as of November 2001. We also believe that customers using our software and services can realize significant operating cost savings through reduced processing costs and greater efficiency through increased business intelligence. We think our customers can achieve these cost savings rapidly because our products are designed to minimize burdens on customer information technology ("IT") professionals and to maximize employees' ease of use. Our products are designed to deploy rapidly, scale enterprise-wide, and integrate easily with an organization's existing IT infrastructure. For example, our large market customers have deployed Concur Expense under our license model to as many as 25,000 employees in less than 90 days, and to as many as 212,000 employees within a single enterprise. Our middle market customers have deployed Concur Expense under our ASP model in as little as 14 days. Our customers also have reported that their employees readily adopt our products because they are easy to use, significantly reduce unproductive time, and shorten reimbursement, fulfillment, and processing cycles.

Our Strategy

     Our objective is to extend our leadership position in Corporate Expense Management software and services. Key elements of our strategy include the following:

     Enhance Product Functionality, Scalability and Architecture. We plan to continue our innovation and development of advanced features and functionality for our products, increasing their utility to our customers and facilitating broader market acceptance for them. We believe that our continued focus on product innovation and enhancement will allow us to extend our leadership position in Corporate Expense Management software and services.

     Increase Customer Satisfaction with Our Products and Services. We expect to continue to interact with our customers in a number of ways, such as surveys, users' group meetings, and executive contact, to learn how we can deliver better products and services to increase our customers' satisfaction.

     Expand Our Middle Market Presence. We intend to expand our presence in the market for mid-size companies by expanding our indirect sales channel and enhancing our offering of software products and services on an ASP basis to this market segment. Our ASP solutions are offered on a per-user subscription-pricing basis to companies seeking to outsource Corporate Expense Management applications. These solutions are particularly attractive to companies with 100 to 2,000 employees, which typically have limited IT staff and budget resources. Our ASP solutions are currently available with Concur Expense; we expect to add Concur Payment at a later date.

     Expand Our ASP Solutions to the Large Market. We expect to continue our efforts to expand our ASP solutions to large companies through both our direct and indirect sales channels. This will enable large companies to outsource Corporate Expense Management applications and still configure them to meet their needs in much the same way they would have been able to configure them if they had licensed and installed them on their intranet servers.

     Increase Operational Excellence in Our ASP Hosting and Delivery. We plan to decrease the employee hours and computer equipment necessary to deploy new customers and support existing customers of our ASP solutions. We expect to accomplish this through a combination of product and process improvements.

     Expand Relationships With Strategic Third Parties. We intend to expand our relationships with existing strategic partners and to develop additional relationships with providers of complementary products and services. We have developed strong relationships with leading corporate charge card providers, payroll processors, and systems integration and consulting firms, and we intend to establish similar relationships with information technology outsourcing companies.

     Expand International Presence. We believe that additional demand exists for our products outside of the United States. We intend to continue our investment in international sales and marketing through both direct and indirect channels in an effort to increase sales of our products worldwide. We also plan to increase our localization of our applications for new countries, and to add new features and functionality to our products to accommodate accounting, customs, currency, and tax requirements of foreign jurisdictions.

     Our strategy involves substantial risk and there can be no assurance that we will be successful in implementing our strategy or that it will lead to achievement of our objectives. If we are unable to implement our strategy effectively, our business will be materially adversely affected. See "Factors That May Affect Results Of Operations And Financial Condition" below.

Our Corporate Expense Management Solutions

     We are a leading provider of Corporate Expense Management software and services, based on a combination of factors, including the number of customers we have deployed, the features our products provide, the flexibility of our delivery models, and the rate of return on investment our products provide. Our software products include:

     . Concur Expense software for travel and entertainment expense management;

     .    Concur Payment software for employee requests for vendor payments; and

     . Concur Time software for time tracking for billing and allocation purposes.

     We offer our software products to customers through our license and ASP delivery models. Under our license model, we offer our products primarily to large market companies with more than 2,000 employees that want a highly-configurable solution that is managed in-house and delivered over a corporate intranet. We offer licenses for our products either on an authorized-user basis, under which a customer is licensed to use our products based on the number of user-licenses purchased, or on an enterprise basis, under which a customer is licensed to use our products throughout its enterprise in exchange for license fees based on the number of employees in the enterprise. The typical order size under our license model for products and related services ranges from $250,000 to $1.5 million, with some transactions exceeding $2.0 million.

     Under our ASP model, we offer Concur Expense as a service over the Internet primarily to middle market companies with 100 to 2,000 employees that want a configured solution provided on an outsourced basis. We offer our ASP solutions on a per-user subscription basis. The typical monthly fee for our ASP solutions ranges from approximately $500 to $3,000 per month, depending on the total number of users, with some monthly fees exceeding $15,000 per month.

     Our software products benefit a number of groups within an enterprise, including corporate management, IT professionals, and employees. For corporate management, our software products feature tools that reduce the amount of time required to administer, manage, and process expense reports, timesheets, and payment requests. These tools are Web-based "thin-client" applications that increase productivity for these business functions. Also, our products provide reporting capabilities that provide management with access to the information gathered by our software products for the purposes of trend analysis, vendor negotiation, financial planning, and other needs. For IT professionals, our software products provide simple, Web-based, thin-client applications for the administration, management, and monitoring of our products. These tools provide a means for managing employee information, batch processes, database maintenance, and data interoperability. For employees, our software products provide an intuitive, easy to use interface for the creation of expense reports, timesheets, and payment requests, which reduces the amount of time required to create these documents.

Concur Expense

     Concur Expense automates the travel and entertainment expense management process, including expense report preparation, routing and approval, processing, and data analysis.

     Report Preparation. Concur Expense includes features that facilitate report preparation for end-users. The application uses corporate charge or credit card information to pre-populate a user's expense report with transaction data covering various information required for the expense report, including transaction date, type, vendor, location, method of payment, amount, and currency conversion. Using a graphical user interface, employees supply additional expense-related information by using pull-down menus. To eliminate the task of sorting receipts, Concur Expense allows users to enter data in any order. Features of the application also automate the complicated process of itemizing hotel receipts. With each use of Concur Expense, the application retains commonly-incurred expense information and uses this information to help complete the next expense report. Other ease-of-use features include simple "checkbook" style input screens, the ability to create "attendees" lists, mileage reimbursement tracking, and automatic flagging of non-compliant and incomplete entries.

     Report Routing and Approval. Concur Expense allows each customer to determine how expense reports should be processed, whether by routing and submission to a manager for approval before processing, or by routing to the accounting department for immediate review and payment. Once the report is submitted, the approver receives an e-mail message containing a link to Concur Expense, where all reports awaiting approval are listed. Concur Expense can be configured to route the report for approval based on cost center, dollar limit, or other criteria. Items that do not comply with corporate policy can be automatically flagged for review, allowing approvers to focus on problematic items. Approvers can reject individual line items, while allowing the rest of the report to continue in the approval process. Once approved, the report is automatically forwarded to the next phase in the process or to the enterprise's accounting department, and the user is notified of the action.

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

Concur Payment

     Concur Payment allows companies to deploy automated check request and invoice entry functionality to employees, and dramatically reduce the data entry burden for accounts payable departments. By deploying this functionality to the employee, companies can ensure that the right information and approvals are collected, reducing the overall effort for accounts payable departments. Concur Payment automates every step in the payment process so that companies can achieve:

     .    Timely and more accurate vendor payments;

     .    More efficient approval process;

     .    More accurate accounting and tracking of vendor payments;

     .    Improved efficiency of the accounts paybable department; and

     .    Improved employee productivity.

     Overall, Concur Payment eliminates paper forms and manual processing, reducing processing costs and saving valuable resources. Immediate and long-term benefits of Concur Payment include:

     . Reduced costs. Concur Payment ensures that the right information is collected up-front from the employees authorizing the purchase or service, and automates every step within the payment process. By capturing the right information initially, reducing re-keying time and potential errors, and processing payment requests online, the accounts payable departments of our customers can significantly reduce the cost and effort associated with managing vendor payments.

     . Increased employee productivity. Concur Payment streamlines the payment request process for employees by enabling online forms, identifying and defaulting required information, and automating the approval process. Employees have access to instant online status updates.

     . Improved control of payment timing. Concur Payment automates the manual, paper-based process, minimizing the number of steps and people involved. This results in greater control over the timing of payment to vendors, which in turn improves supplier relationships and increases the capability to take advantage of discounted payment terms.

     . Increased focus on strategic activities. Concur Payment allows both individual employees and the accounts payable departments of our customers to minimize the administrative time and effort associated with employee-initiated vendor payment requests, freeing them to focus on more strategic business activities and objectives.

Concur Time

     In some organizations, particularly those in the services sector, employee time capture is closely tied to expense reporting. For those customers, Concur Time allows for the tracking of time for billing and allocation purposes. In many of these businesses today, the time tracking process is fraught with inefficiencies, such as lengthy turn-around times and procedures, errors and inefficiencies, and lack of real-time data. By automating this process using Concur Time, immediate and long-term benefits include:

     . Improve billing accuracy and reduce timelines. By collecting time information directly from employees in a thin-client, Web-based application and routing the timesheet through manager approval automatically, companies can improve the accuracy of the timesheets that reach the accounting department. This, in turn, allows invoices to reach customers faster with more accurate information.

     . Reduce time collection and accounting costs. By automating this process, companies eliminate the thousands of paper forms that must be manually processed through the back office. Concur Time allows all timesheets to arrive in the back office electronically and be processed, routed, and approved online.

     . Improve management of project costs. Companies can access and analyze collected information in order to gain a clearer understanding of the true costs of their projects. This data can, in turn, be used to adjust such matters as staffing levels and billing rates.

     . Increase employee productivity. By automating this process, companies can increase the productivity of their most valuable resource - their employees. Using Concur Time, employees spend less time creating timesheets and have more time to focus on their core responsibilities.

Professional Services

     Our professional services organization was formed in 1996 to offer consulting, customer support, and training in connection with our Corporate Expense Management software and services.

     Consulting. We offer a variety of consulting services in connection with implementation of our software products. Our consulting staff meets with customers prior to product implementation to review the customer's existing business processes and IT infrastructure, and to provide advice on ways to improve these processes using industry best practices and prior experiences with similar customers. Our consultants also install, configure, and test our applications and integrate them with our customers' existing systems, as well as help customers develop a strategy for enterprise-wide deployment of our applications.

     Customer Support. We provide product upgrades and customer support through our "CustomerOne" support program. Our CustomerOne program provides telephone support as well as 24-hour electronic access via the Internet, including online case entry and review, access to technical information documents, and technical tips. Most all customers subscribe for the first year of the CustomerOne program at the time they license an application; thereafter, support is typically renewed on an annual basis.

     Training. We offer a variety of training programs for our products. These programs are tailored to particular user groups, such as end users, help desk personnel, and trainers. Training classes are offered at customer sites and at our headquarters in Redmond, Washington. We also provide training classes for third-party service providers, such as systems integrators.

Customers

     We have more than 875 customers that have licensed over 2.4 million employees to use our software and services. Our customers span all major industries, range in size from under 100 employees to over 220,000 employees, and many are multi-national corporations. Our customer list includes Fortune 500 organizations such as American Express, AT&T, Citigroup, DaimlerChrysler, DuPont, First Union, and Pfizer and middle market organizations such as Fender Musical Instruments, Quantum Corporation, and YMCA. No customer accounted for 10% or more of our total revenues in fiscal 2001, 2000, or 1999.

Sales

     We offer our market-leading software and services to large market companies with more than 2,000 employees and to middle market companies with 100 to 2,000 employees. In the large market, we sell our products predominantly through our direct sales organization, with field sales professionals located in metropolitan areas throughout the United States and the United Kingdom. Field-based sales engineers provide technical sales support. Direct telemarketing representatives based at our headquarters in Redmond, Washington support the field sales force through lead generation and lead tracking activities. We also have a number of marketing referral partners that provide our large-market sales force with prospects.

     In the large market, our sales effort involves contact with multiple decision makers, frequently including the prospective customer's chief financial officer, vice president of finance, controller, and corporate travel manager. While the average sales cycle varies substantially, for initial sales it has generally ranged from six to twelve months, with some transactions exceeding fifteen months. See "Factors That May Affect Results Of Operations And Financial Condition--Our Lengthy Sales Cycle Could Adversely Affect Our Revenue Growth."

     In the middle market, our distribution strategy includes both direct and indirect channels. Our middle market sales organization sells our products primarily to companies with between 1,000 and 2,000 employees, while also working with our strategic partners to sell our products through their sales forces primarily to companies with between 100 and 1,000 employees. We have developed several strategic relationships focused on middle market sales opportunities. In May 2000, we entered into a strategic relationship with ADP, Inc., a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider. Sales through our ADP channel represented a large component of our overall sales of ASP solutions in the middle market during our fiscal 2001. In February 2001, we entered into a strategic relationship with Microsoft Great Plains Business Solutions, a leading provider of business management solutions, under which Microsoft Great Plains Business Solutions is authorized to resell and jointly market our ASP solutions through its global value-added reseller network. Microsoft Great Plains Business Solutions began sales of our ASP solutions in the fourth quarter of fiscal 2001, one full quarter ahead of plan. While we believe that our relationships with our strategic partners are good, any inability to maintain our strategic relationships or to enter into additional strategic relationships may harm our business. See "Factors That May Affect Results Of Operations And Financial Condition--It Is Important For Us To Continue To Develop And Maintain Strategic Relationships."

     In the middle market, our sales effort frequently includes contact with the prospective customer's chief financial officer, vice president of finance, or controller. While the average sales cycle varies substantially from customer to customer, for initial sales it has generally ranged from three to six months, with some transactions exceeding twelve months. See "Factors That May Affect Results Of Operations And Financial Condition--Our Lengthy Sales Cycle Could Adversely Affect Our Revenue Growth."

     Substantially all of our revenues have been derived from the sales of Concur Expense and related services. Revenues from Concur Expense and related services represented approximately 94% of our total revenues in fiscal 2001, compared to approximately 87% and 83% of total revenues in 2000 and 1999, respectively. We anticipate that revenues from Concur Expense and related services will continue to represent a substantial portion of our total revenues in fiscal 2002. See "Factors That May Affect Results Of Operations And Financial Condition--We Rely Heavily On Sales Of One Product."

Marketing

     Our marketing programs are designed to promote the Concur brand widely in our markets and to extend our product leadership position. We are focused on extending our leadership in the travel and entertainment expense management solutions and employee requested vendor payment solutions. We are also focused on establishing ourselves as a leader in time tracking and reporting solutions. We target our marketing efforts towards accounting, finance, and travel executives.

     We engage in a variety of marketing activities, including co-advertising and co-marketing strategies designed to leverage existing strategic relationships, Web site marketing, public relations campaigns, and leveraging close relationships with recognized industry analysts. We participate actively in technology-related conferences and demonstrate our products at trade shows targeted at accounting, finance, and travel executives.

     We believe that demand is increasing, and will continue to increase, for Corporate Expense Management software and services such as those we sell. We may not be able to expand our sales and marketing staff, either domestically or internationally, to take advantage of any increase in demand for Corporate Expense Management software and services, which could harm our business. See "Factors That May Affect Results Of Operations And Financial Condition--We Must Attract And Retain Qualified Personnel."

Product Development

     We have been an innovator and leader in developing Corporate Expense Management software and services. We believe that we were one of the first to introduce a commercially successful travel and entertainment expense reporting software application. We also believe that we pioneered Corporate Expense Management software and services in an ASP model, as well as pioneered automated solutions for non-purchase order invoice tracking and approval.

     Our software engineering organization is responsible for developing new software and services as well as enhancing our existing software and services. We believe that a technically skilled, quality-oriented, and highly productive software engineering organization will be important for the success of new product offerings. As of September 30, 2001, we employed 81 people in research and development. Our software engineering team is organized into six disciplines: development, quality assurance, documentation, product design, configuration management, and program management. Members from each of these disciplines, along with a product manager from our marketing department, form separate product teams that work closely with sales, marketing, professional services, customers, and prospects to further understand market needs and requirements. When required, we also use independent development firms or contractors to expand the capacity and technical expertise of our internal research and development team. Additionally, we may license third-party technology that is incorporated into our products. We have a well-defined software development methodology that we believe allows us to deliver products that satisfy real business needs and meet commercial quality expectations.

         We examine new technologies and platforms on an ongoing basis to determine their potential benefits to our customers. For example, we currently develop products using Microsoft(R) development tools and create thin-client, Web-based software products which run on multiple platforms, including Microsoft(R) Windows, Unix(R), and Macintosh(R). These products currently work with enterprise class databases including Microsoft(R) SQL Server(R) and Oracle(R).

         For fiscal 2001, 2000, and 1999, we incurred gross research and development expenditures of $16.4 million, $31.2 million, and $19.4 million, respectively. The reduction in such expenditures in fiscal 2001, compared to fiscal 2000, is directly attributable to our decision to focus on Corporate Expense Management software and services, resulting in our discontinuation of Concur Procurement in June 2000 and the sale of our Concur Human Resources product line in March 2001. In fiscal 2002, we expect to increase headcount and related resources in our software engineering organization as we continue to focus on product innovation and enhancement to enable us to extend our leadership position in Corporate Expense Management software and services. We expect total research and development expenditures to decrease moderately as we continue our company-wide efforts to reduce costs. While we believe our software engineering team will continue to deliver products that meet the business needs and quality expectations of our customers, our development efforts may not be completed within our anticipated schedules, and if completed, they may not have the features necessary to make them successful in the marketplace. Future delays or problems in the development or marketing of product enhancements or new products could result in increased research and development costs and otherwise harm our business. See "Factors That May Affect Results Of Operations And Financial Condition--We May Not Successfully Develop Or Introduce New Products Or Enhancements To Existing Products" and "--Our ASP Product Offerings May Fail."

Competition

         The market for our software and services is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our primary source of direct competition comes from independent vendors of Corporate Expense Management software and services, and from providers of ERP software applications that have or may be developing products similar to those we sell. We also face indirect competition from potential customers' internal development efforts and have to overcome their reluctance to move away from existing paper-based systems.

         Our major competitors in the Corporate Expense Management field include Captura Software, Inc., Extensity, Inc., Gelco Information Systems, and International Business Machines Corporation. In addition, several major ERP vendors such as Oracle Corporation, PeopleSoft, Inc., JD Edwards, and SAP AG have developed or created partnerships to develop Corporate Expense Management software and services. These companies sell these products along with their ERP application suites. We also expect to face competition from new entrants including those ERP providers that do not already market products similar to ours. Most of the major ERP providers have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective ERP application suites.

         We believe that the principal competitive factors considered in selecting Corporate Expense Management software and services are functionality, interoperability with existing IT infrastructure, price, and an installed base of referenceable customers. With respect to functionality, we believe that we offer products with generally more features than other competing products, and that we have often been the first to offer new and innovative features, such as pre-population of expense reports based on credit card information. We believe we were one of the first providers of Corporate Expense Management software and services, and the first company to offer these products in an ASP model. In addition, our products were designed and built to interoperate with existing IT systems and can often be deployed on an enterprise customer's existing IT infrastructure. Many of our competitors have chosen to develop their Web-based applications using an architecture that we believe is difficult to deploy on a large scale within today's corporate IT infrastructure. We believe our product offerings are competitively priced when compared to our competitors' products. We believe that we have the most widely deployed Corporate Expense Management software and services in the industry today, providing a significant installed base of referenceable customers.

         Many of our competitors in the Corporate Expense Management markets have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger installed base of customers. Moreover, a number of our competitors, particularly major ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we can.

         It is also possible that new competitors or alliances among competitors or other third parties may emerge and rapidly acquire market share. We expect that competition in our markets will increase as a result of consolidation and the formation of alliances in the industry. Increased competition may result in price reductions, reduced gross margins, and change in market share, any of which could harm our business. We may not be able to compete successfully against current or future competitors and the competitive pressures we face may materially adversely affect our business. See "Factors That May Affect Results Of Operations And Financial Condition--We Face Significant Competition" and "--It Is Important For Us To Continue To Develop And Maintain Strategic Relationships."

Intellectual Property Rights

         Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely primarily on a combination of copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. Currently, we do not own any issued patents or have any patent applications pending. As part of our efforts to protect our proprietary information, we enter into license agreements with our customers and nondisclosure agreements with certain of our employees, consultants, corporate partners, customers, and prospective customers. These agreements generally contain restrictions on disclosure, use, and transfer of our proprietary information. We also employ various physical security measures to protect our software source codes, technology, and other proprietary information.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology that we consider proprietary, and third parties may attempt to develop similar technology independently. In particular, we provide our licensed customers with access to object code versions of our software, and to other proprietary information underlying our software. In a small number of instances, we have provided third parties with limited access to source code versions of our software in order to facilitate more extensive testing of such products. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Overall, the protection of our proprietary rights may not be adequate and our competitors may independently develop similar technology. In addition, over the past several years, we have made numerous recent changes in our product names. Although we have filed trademark applications in the United States and in certain foreign countries, we do not have assurance that our strategy with respect to our trademark portfolio will prove adequate to secure all necessary intellectual property rights or to protect us from claims by third parties, either domestically or in foreign countries. There also can be no assurance that any of our copyrights or trademarks will not be challenged and invalidated.

         We are not aware that our products, trademarks, copyrights, or other proprietary rights infringe the proprietary rights of third parties. Third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or consultants, including through acquisitions, who have worked for independent software vendors or other companies developing products similar to those offered by us. Such vendors or companies may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such claims, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with such parties. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse effect upon our business. See "Factors That May Affect Results Of Operations And Financial Condition--Our Ability To Protect Our Intellectual Property Is Limited And Our Products May Be Subject To Infringement Claims By Third Parties."

Employees

         As of September 30, 2001, we had approximately 351 full-time employees, of whom 21 were based in the United Kingdom. There were 81 in research and development, 88 in sales and marketing, 84 in consulting, training, and technical support, 50 in ASP operations, and 48 in administration and finance. No employees are known by us to be represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain, and motivate highly qualified sales, technical sales, development, professional services, and managerial personnel. Competition for such qualified personnel in our industry is intense, particularly in the Seattle area, where our headquarters is located. In addition, competitors may attempt to recruit our key employees. There can be no assurance that we will be able to attract or retain employees in the future. See "Factors That May Affect Results Of Operations And Financial Condition--We Must Attract And Retain Qualified Personnel."

Factors That May Affect Results Of Operations And Financial Condition

         We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, readers should pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report and our other filings with the Securities and Exchange Commission.

Our Business Is Difficult To Evaluate And We Have A History Of Losses.

         We incorporated in 1993 and began licensing our software products in 1995. Since 1993, our business model and operating plan have evolved significantly and remain unproven. This limited operating history and unproven business model make our business operations and prospects difficult to evaluate. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in their early stages of business operations, particularly companies, such as ours, that are in new and rapidly evolving industries.

         Since 1993, we have spent substantial financial and other resources to develop our software products and services and otherwise fund our operations, and we expect to continue to do so to fund our investments in research and development and our other business operations. To date, we have incurred net losses in each quarter of operation and have not achieved profitability. We incurred net losses totaling $35.1 million, $75.7 million, and $46.5 million in fiscal 2001, 2000, and 1999, respectively. As of September 30, 2001, we had an accumulated deficit of $200.5 million. We expect to continue to incur net losses in the immediate future and there can be no assurance that we will ever achieve profitability.

We Rely Heavily On Sales Of One Product.

         Since 1997, we have generated substantially all of our revenues from Concur Expense products and services. We believe that sales of Concur Expense will continue to account for a large portion of our revenues for the foreseeable future. Our future financial performance and revenue growth will depend upon the successful development, introduction, and customer acceptance of new and enhanced versions of Concur Expense and other applications, and our business could be harmed if we fail to deliver the enhancements that customers want with respect to our current and future products. There can be no assurance that our products and services will achieve widespread market penetration or that we will derive significant revenues or any profits from sales of such products and services.

We Depend On Services Revenues; Services Revenues And Services Revenue Margins May Decline.

         Our services revenues represented 56.4% of total revenues for fiscal 2001. We anticipate that services revenues will continue to represent a significant percentage of total revenues. The level of services revenues depends largely upon demand for our consulting services and ongoing renewals of customer support contracts by our installed customer base. Our consulting revenues could decline if third-party organizations such as systems integrators compete with us for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Our ability to increase services revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. Due to the increasing costs of operating a professional services organization, we may not be able to maintain profitability in this part of our business.

We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict.

         Our software license revenues represented 32% of total revenues for fiscal 2001. Our licensed software products are typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter's expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. If revenues fall below our expectations in a particular quarter, our business could be harmed. In the first three quarters of fiscal 2000, our revenues did, in fact, fall below our own and consensus securities analysts' estimates for those quarters and, as a result, the price of our stock declined significantly during those periods. If our revenues fall below our own estimates or below the consensus analysts' estimate in an upcoming quarter, our stock price could decline further, harming our business significantly in terms of, among other things, diminished employee morale and public image. See "--We Are At Risk of Securities Class Action Litigation."

Our ASP Product Offerings May Fail.

         In fiscal 2000, we began to offer our software products under an Internet-based ASP model to complement our traditional licensing of these products. We offer our ASP solutions on a subscription basis to companies seeking to outsource their Corporate Expense Management applications. This business model is unproven and represents a significant departure from the strategies we and other enterprise software vendors have traditionally employed. We have limited experience selling products or services under an ASP model, and our efforts to develop this ASP business divert our financial resources and management time and attention away from other aspects of our business. In connection with our ASP business, we have engaged third-party service providers to perform many of the necessary services as independent contractors, and they may fail to perform those services adequately. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed. We also use resellers and strategic referral partners to market our ASP offerings. We have limited experience utilizing resellers and strategic referral partners and we may not be successful in this effort. Even if our strategy of offering products to customers over the Internet proves successful, some of those Internet customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements, which is likely to reduce our revenue.

Security And Other Concerns May Discourage Customers From Purchasing Under Our ASP Model.

         If customers determine that our ASP offerings are not scalable, do not provide adequate security for the dissemination of information over the Internet, or are otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept our ASP products for use on the Internet or on a subscription basis, our business will be harmed. As an ASP provider, we expect to receive confidential information, including credit card, travel booking, employee, purchasing, supplier, and other financial and accounting data, through the Internet or extranets, and there can be no assurance that this information will not be subject to computer break-ins, theft, and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, or other harm to our business. In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.

We Are At Risk Of Securities Class Action Litigation.

       In July 2001, we and several of our current and former officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court for the Southern District of New York. The complaint generally alleges claims against the underwriters of our initial public offering in December 1998, our company, and several of our current and former executives, based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. The plaintiffs in this lawsuit seek damages in an unspecified amount, which could be substantial. We believe this lawsuit is without merit and intend to defend ourselves vigorously. Any liability by us could harm our results of operations and financial condition and, even if we defend ourselves successfully, there is a risk that management distraction in dealing with this lawsuit could harm our results.

       In addition, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities, as we have experienced from time to time. We may in the future be the target of similar litigation, which could result in substantial costs and divert management's attention and resources.

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

See also "--We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict."

We Face Significant Competition.

       The market for our products is intensely competitive and rapidly changing. Direct competition comes from other providers of travel and entertainment expense management, and from providers of enterprise resource planning software that have developed, or may be developing, travel and entertainment expense management software. Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger installed base of customers than we do. Some of our competitors, particularly major enterprise resource planning vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than us. In addition, we anticipate the entrance of new competitors in the future. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition, and results of operations. We also face indirect competition from potential customers' internal development efforts and have to overcome their reluctance to move away from existing paper-based systems.

Our Efforts To Manage Changing Business Conditions May Fail.

       Our future operating results will depend, in part, on our ability to manage changing business conditions, including such conditions as the general economic slowdown, reduced investment in information technology by customers and prospective customers, and reduced business travel. If we are unable to manage changing business conditions effectively, our business, financial condition, and results of operations could be materially and adversely affected. Our ability to manage changing business conditions depends, in part, on our ability to attract, train, and retain a sufficient number of qualified personnel to meet our ongoing needs. There can be no assurance that we will be successful in attracting, training, and retaining the required number of qualified personnel to support our business in the future. Failure to manage our operations with reduced staffing levels may strain our management, financial, and other resources, and could have a material adverse effect on our business, financial condition, and results of operations.

We May Require Additional Financing To Fund Our Operations.

       Presently, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our need for additional financing will depend upon a number of factors, such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets. In addition, since our incorporation in 1993, we have experienced uneven cash flow and operating results and significant operating losses. If we experience delays in our progress toward reducing losses and achieving profitability, or if we require working capital beyond currently expected needs, we may be required to seek additional financing or curtail operations. Economic and financial market conditions may discourage potential investors. There can be no assurance that additional financing will be available on acceptable terms, or at all. Our failure to obtain such additional financing, if needed, could have a material adverse effect on our business, financial condition, and results of operations.

Our Lengthy Sales Cycle Could Adversely Affect Our Revenue Growth.

       Because of the high costs involved, customers for enterprise software products typically commit significant resources to an evaluation of available software applications and require us to expend substantial time, effort, and money educating them about the value of our products and services. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. As a result , we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly. See "--We Depend On Software License Revenues, Which Makes Our Operating Results Difficult to Predict."

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

It Is Important For Us To Continue To Develop And Maintain Strategic Relationships.

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

We Must Attract And Retain Qualified Personnel.

       Our success depends in large part on our ability to continue to attract, motivate, and retain highly qualified personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining key personnel. Many of our competitors for experienced personnel have greater financial and other resources than us. We also compete for personnel with other software vendors and consulting and professional services companies. Further, we believe stock options are an important component for motivating and retaining our key personnel. The significant decline in our stock price during the past year has made stock options previously granted with higher exercise prices less valuable to our current employees and has consequently made it more difficult for us to retain our key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel would harm our business.

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

There Are Risks Associated With International Operations.

       Our international operations are subject to a number of difficulties and special costs, including:

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

       Revenues from customers outside the United States represented approximately $4.4 million, $3.3 million, and $932,000 in fiscal 2001, 2000, and 1999, respectively. We intend to expand our international sales and marketing activities and enter into relationships with additional international distribution partners. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract distribution partners that will be able to market our products effectively.

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

Our Revenue Recognition Policy May Change And Affect Our Earnings.

         We believe our current revenue recognition policies and practices are consistent with applicable accounting standards. However, current software revenue recognition accounting standards, and accounting guidance with respect to such standards, are subject to change. Such changes could lead to unanticipated changes in our current revenue accounting practices, and such changes could significantly reduce our future revenues and earnings. See "Management's Discussion and Analysis of Financial Condition and Results Of Operations" and "Our ASP Product Offerings May Fail."

ITEM 2.   PROPERTIES

         Our principal administrative, sales, marketing, and research and development facility is located in Redmond, Washington and consists of approximately 81,000 square feet of office space held under leases which expire on May 31, 2005. As of September 30, 2001, we also leased sales offices in Atlanta, Boston, Chicago, Dallas, London, Los Angeles, Minneapolis, New York, Philadelphia, Phoenix, and Raleigh.

ITEM 3.   LEGAL PROCEEDINGS

         In July 2001, we and several of our current and former officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court for the Southern District of New York. The complaint generally alleges claims against the underwriters of our initial public offering in December 1998, our company, and several of our current and former executives, based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. The plaintiffs in this lawsuit seek damages in an unspecified amount, which could be substantial. We believe this lawsuit is without merit and intend to defend ourselves vigorously. Any liability of ours resulting from this lawsuit could harm our results of operations and financial condition and, even if we defend ourselves successfully, there is a risk that management distraction in dealing with this lawsuit could harm our results.

         From time to time, we are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings will have a material adverse effect on our business, operating results, or financial condition.

         See also "Factors That May Affect Results Of Operations And Financial Condition" above for a detailed description of the risks and uncertainties associated with the legal proceedings described in this Item 3.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is traded on The Nasdaq National Market under the symbol "CNQR." The following table sets forth the range of the high and low closing sale prices by quarter for fiscal 2000 and 2001, as reported on the Nasdaq National Market:

                                                                                         High        Low
                                                                                         ----        ---
        Fiscal year ended September 30, 2000:
        First Quarter ...............................................................   $34.625     $10.125
        Second Quarter ..............................................................   $32.000     $15.063
        Third Quarter ...............................................................   $17.438     $ 4.125
        Fourth Quarter ..............................................................   $ 6.875     $ 2.156

        Fiscal year ended September 30, 2001:
        First Quarter ...............................................................   $ 3.063     $ 1.030
        Second Quarter ..............................................................   $ 1.719     $ 0.313
        Third Quarter ...............................................................   $ 1.490     $ 0.328
        Fourth Quarter ..............................................................   $ 1.540     $ 0.670

        On September 30, 2001, there were approximately 400 stockholders of record of our common stock.

Dividends

        We have never paid cash dividends on our common stock. We intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities*

        The following table sets forth information regarding all of our securities sold by us from October 1, 1998 to September 30, 2001. References to warrants below assume the full exercise of all warrants. Preferred stock numbers are presented on an as converted to common stock basis.

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

Officers,             October 1, 1998 to    Exercise of options to       116,453          $    18,033       Cash(2)
directors,            January 12, 1999      purchase common stock
employees and other
eligible
participants
1 investor            December 13, 1999     Exercise of warrant to        93,785                   --       Net exercise
                                            purchase common stock
1 investor            February 22, 2000     Common stock               1,073,929          $25,001,067       Cash
1 investor            February 22, 2000     Common stock                 429,571          $10,000,413       Cash

______________

* As part of our re-incorporation into Delaware, we exchanged 3,099,959 shares of our common stock, 10,213,553 shares of our redeemable convertible preferred stock and warrants to purchase 2,329,578 shares of our redeemable convertible preferred stock for 3,099,959 shares of common stock, 10,213,553 shares of redeemable convertible preferred stock, and warrants to purchase 2,329,578 shares of redeemable convertible preferred stock, respectively.

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

                                                                            Year Ended September 30,
                                                                            ------------------------
                                                            2001          2000         1999         1998         1997
                                                            ----          ----         ----         ----         ----
                                                                     (in thousands, except per share data)
Consolidated Statement of Operations
------------------------------------
Revenues, net:
   License..........................................   $    12,489     $  14,852   $  24,002      $ 13,176     $  6,504
   ASP..............................................         4,623           926          --            --           --
   Services.........................................        22,407        21,146      13,011         6,952        2,499
                                                       -----------     ---------    --------       -------      -------
     Gross revenues.................................        39,519        36,924      37,013        20,128        9,003
   Sales returns & allowances.......................           215        (2,900)         --            --           --
                                                       -----------     ---------    --------       -------      -------
     Net revenues...................................        39,734        34,024      37,013        20,128        9,003

Cost of revenues:
   License..........................................           584         1,342       1,184           558          394
   ASP..............................................         8,933         2,830          --            --           --
   Services.........................................        14,398        22,005      16,653         8,063        2,721
                                                       -----------     ---------    --------       -------      -------
Total cost of revenues..............................        23,915        26,177      17,837         8,621        3,115
                                                       -----------     ---------    --------       -------      -------
Gross profit........................................        15,819         7,847      19,176        11,507        5,888
Operating expenses:
   Sales and marketing..............................        24,622        38,556      28,993        16,070        6,692
   Research and development.........................        16,449        31,212      19,371        10,276        4,479
   General and administrative.......................        10,729        14,795      10,385         5,919        2,307
   Merger, acquisition & restructuring charges......           266         2,167       8,859         5,203           --
                                                       -----------     ---------    --------       -------      -------
     Total operating expenses.......................        52,066        86,730      67,608        37,468       13,478
                                                       -----------     ---------    --------       -------      -------
   Loss from operations.............................       (36,247)      (78,883)   (48,432)       (25,961)      (7,590)
   Other income (expense), net......................         1,164         3,228       1,956          (263)          31
                                                       -----------     ---------    --------       -------      -------
Net loss............................................   $   (35,083)    $ (75,655)  $ (46,476)     $(26,224)    $ (7,559)
                                                       ===========     =========   =========      ========     ========
Basic and diluted net loss per share................   $     (1.37)    $   (3.15)  $   (2.75)     $  (8.18)    $  (2.50)
                                                       ===========     =========   =========      ========     ========
Shares used in calculation of basic and diluted
net loss per share..................................        25,574        23,981      16,883         3,207        3,025
                                                       ===========     =========   =========      ========     ========

                                                                                 September 30,
                                                                                 -------------
                                                            2001          2000         1999         1998         1997
                                                            ----          ----         ----         ----         ----
                                                                                 (in thousands)
Consolidated Balance Sheet Data
-------------------------------
Cash, cash equivalents and marketable securities ......   $ 26,715     $ 56,242     $108,722      $ 17,058     $  7,721
Working capital .......................................     15,746       47,451       90,626         8,450        7,074
Total assets ..........................................     40,983       81,668      128,828        28,622       14,180
Long-term obligations, net of current portion .........          7        1,886        6,326         8,605        3,687
Redeemable convertible preferred stock and warrants ...         --           --           --        37,956       17,345
Total stockholders' equity (deficit) ..................   $ 22,777     $ 57,013     $ 93,774      $(33,551)    $(12,503)

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

Special Note Regarding Forward-Looking Statements

     This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. You can identify these statements by our use of the future tense, or by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "continue," and other similar words and phrases. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described in this report under "Factors That May Affect Results Of Operations And Financial Condition" and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material and adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

Overview

     Concur Technologies, Inc. is a leading provider of Web-based Corporate Expense Management software and services that automate costly and inefficient business processes, allowing companies to leverage their most limited resources: time, money, knowledge, and energy. Our software products include Concur Expense(TM) software for automating travel and entertainment expense management, Concur Payment(TM) software for automating employee requests for vendor payments, and Concur Time(TM) software for automating time tracking and reporting. These software products are designed to meet the needs of businesses of all sizes through both license and application service provider ("ASP") models. We offer our products on a license basis primarily to large companies that want a highly-configurable solution that is managed in-house and delivered over a corporate intranet. We also offer Concur Expense as a service on an ASP delivery basis primarily to mid-size companies that want a configured solution provided on an outsourced basis over the Internet.

     Since 1996, more than 875 companies, including AT&T, Citigroup, DaimlerChrysler, DuPont, First Union, and Pfizer, have licensed over 2.4 million employees to use our market-leading software and services to reduce their costs, increase their productivity, improve compliance with their business policies, and expand their knowledge base with respect to their internal business processes. Our strategic relationships include more than 50 world-class organizations such as ADP, Inc., American Express, KPMG Consulting, Inc., Microsoft Corporation, and Microsoft Great Plains Business Solutions.

     We were incorporated in 1993 and commenced operations in fiscal 1994, initially developing QuickXpense, a retail, shrink-wrapped application that automated travel and entertainment expense reporting for individuals. We first shipped QuickXpense in fiscal 1995 and sold it through a combination of retail channels and direct marketing, utilizing a small sales force and no consulting or implementation staff. Over time, businesses began seeking automation of enterprise-wide travel and entertainment expense management processes, including back-office processing and integration to financial systems. In July 1996, in response to this demand, we significantly expanded our product development efforts and released Concur Expense, a client-server based Corporate Expense Management software product. In March 1998, we released a Web-based version of Concur Expense, which takes advantage of the Internet and corporate intranets to reach all employees in an enterprise. Our Web-based version of Concur Expense has accounted for a majority of Concur Expense license revenues since its release.

     On June 30, 1998, we acquired 7Software, Inc., a privately held software company and the developer of Concur Procurement. The transaction was accounted for as a purchase. 7Software was incorporated in May 1997. 7Software was selling the initial version of its product through a single sales representative at the time of the acquisition. After our acquisition we continued to sell Concur Procurement until we announced on June 8, 2000 that we had discontinued offering it for sale as part of our new operating plan.

     On June 1, 1999, we acquired Seeker Software, Inc., a privately held software company and developer of Concur Human Resources. The transaction was accounted for as a pooling of interests. Our consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of Seeker Software. The historical results of the pooled entities reflect each of their actual operating cost structures. Upon our acquisition of Seeker Software, it was our intention to integrate Concur Human Resources with Concur Expense and Concur Procurement as a suite of solutions through a common user interface known as Concur eWorkplace. On June 8, 2000, after carefully studying the cost of this integration effort and its related benefits, we announced that we would not integrate these products into a single product suite, but rather keep Concur Human Resources as a separate product offering.

     In October 1999, we began offering Concur Expense on an ASP delivery basis, principally to mid-size companies. In December 1999, we introduced an additional ASP offering for large companies that want a configured solution offered on an outsourced basis. Our ASP solutions require limited IT infrastructure and limited IT support on the part of the customer.

     On June 8, 2000, we announced a new operating plan, under which we discontinued Concur Procurement, discontinued our planned integration of Concur Human Resources with our other products, and announced a workforce reduction of 68 employees to bring our cost structure in line with our new operating plan. The primary objective of this operating plan was to focus on providing Corporate Expense Management software and services and generating positive cash flow and profitable growth.

     On March 30, 2001, we sold our Concur Human Resources product line to MBH Solutions, Inc. The transaction consisted of the sale of certain assets to, and assumption of certain obligations by, MBH Solutions, Inc. in exchange for cash consideration to be paid in installments over time. The transaction resulted in a workforce reduction of 42 employees, the majority of whom continued employment with MBH Solutions, Inc. Our primary objective in this sale was to further our focus on the Corporate Expense Management market.

Results of Operations

Revenues

Years Ended September 30,
(dollars in thousands)                     2001     Change        2000      Change          1999
                                           ----     ------        ----      ------          ----
License                                 $ 12,489    (15.9)%     $ 14,852    (38.1)%      $ 24,002
ASP                                        4,623     399.2%          926       --              --
Services                                  22,407       6.0%       21,146     62.5%         13,011
                                        --------                --------                 --------
Gross revenues                            39,519       7.0%       36,924     (0.2)%        37,013
Sales returns & allowances                   215     107.4%       (2,900)      --              --

Net revenues                            $ 39,734      16.8%     $ 34,024     (8.1)%      $ 37,013
                                        ========                ========                 ========

     We market our software and services through our direct sales organization in the United States and the United Kingdom, and through strategic referral and reseller arrangements in the United States and in international markets. Revenues from licenses and services to customers outside the United States were $4.4 million, $3.3 million, and $932,000 in fiscal 2001, 2000, and 1999, respectively. Historically, as a result of the relatively small amount of our international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We had no customer that accounted for more than 10% of our revenues in fiscal 2001, 2000, or 1999.

     License Revenues. License revenues consist of software license fees. The decrease in license revenues in fiscal 2001 from fiscal 2000 reflects the discontinuation of Concur Procurement products and the sale of the Concur Human Resources product line. We recorded the sales returns and allowances reserve in fiscal 2000 because of the discontinuation of Concur Procurement, and to cover any product returns resulting from that decision. A small portion of that reserve was reversed as a result of a change in estimate during the quarter ended March 2001. The decrease in license revenues in fiscal 2000, compared to fiscal 1999, was the result of the discontinuation of the Concur Procurement products, as well as an emphasis earlier in fiscal 2000 on the marketing and selling of products other than Concur Expense, which caused sales of Concur Expense to decline.

     ASP Revenues. ASP revenues consist of monthly usage fees as well as the amortization of setup and consulting fees. Setup fees are collected at the time of sale but revenue recognition is deferred and amortized over the expected life of the relationship. We have experienced a significant increase in demand for our ASP solutions since launching these product offerings during the first quarter of fiscal 2000, which was driven in part by the introduction of sales through our strategic relationships. In May 2000, we entered into a strategic relationship with ADP, Inc., under which ADP markets our ASP solutions directly and indirectly to its existing customers and to potential new customers. Sales through this channel commenced in the September quarter of fiscal 2000. In addition, we signed a reseller agreement with Microsoft Great Plains Business Solutions in June 2001 under which Microsoft Great Plains Business Solutions agreed to resell and jointly market our ASP solutions to their existing customers and to potential new customers through its value-added reseller network. The first sales of product through this channel occurred late in the September quarter of fiscal 2001. The majority of new ASP sales during the second half of fiscal 2001 occurred through our indirect channels; nearly all of which were through ADP. We expect ASP revenues to continue to grow during fiscal 2002 as a result of the continued development and expansion of our strategic relationships, and to a lesser extent, as we increase our direct sales focus on companies with 1,000 to 2,000 employees.

     Services Revenues. Services revenues consist of customer support fees, consulting services fees, and training fees. Customer support fees are typically billed annually and amortized over the period of the contract. The moderate increase in services revenues in fiscal 2001, compared to fiscal 2000, is primarily related to an increase in annual customer support contracts entered into in the current and prior periods, which is a direct result of a growing installed customer base, offset only in part by a reduction in such contracts as a result of the discontinuation of Concur Procurement and the sale of the Concur Human Resources product line. The increase in services revenues in fiscal 2000, compared to fiscal 1999, was primarily achieved through increased consulting services revenue associated with sales, upgrades, and enhancements of Concur Expense, and to a lesser degree, license sales of Concur Human Resources and related consulting services. We expect consulting services revenues to fluctuate based on new sales of our products and the related services provided, as well as the demand for upgrades and enhancements to Concur Expense.

     Revenue Recognition. Revenue resulting from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer; however, if collectability is not considered probable, revenue is recognized when the fee is collected. Revenues resulting from ASP services, which consist primarily of initiation and usage fees, are recognized over the lives of the related agreements, which are typically two years, and as services are provided to end users. Customer advances and billed amounts due from customers in excess of recognizable revenue are recorded as deferred revenue. In some cases, revenues generated as an application service provider are derived from arrangements with partners and affiliates. These revenues are recorded on a gross basis with related commissions recorded as a selling expense when we assume the related business risks such as performance and credit risk. Such business risks are evidenced by, among other things, instances in which we are the primary obligor in the arrangement or when we establish the pricing of the arrangement. Otherwise, these revenues are recorded on a net basis. Services revenues earned from customers that license our software result from systems integration or other consulting services, customer support agreements, and training. When software licenses and services are sold together, the services are evaluated to determine whether they are essential to the functionality of the software. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue related to the services is recognized as the services are performed. Customer support agreements provide for technical support and include the right to receive upgrades. Revenue from customer support agreements is recognized over the life of the related agreement, which is typically one year.

Cost of Revenues

                                                                 Years Ended September 30,
(dollars in thousands)                          2001         Change        2000        Change       1999
                                                ----         ------        ----        ------       ----
Cost of license revenues                      $    584       (56.5)%     $  1,342       13.3%   $  1,184
  Percentage of gross license revenues             4.7%                       9.0%                   4.9%
Cost of ASP revenues                          $  8,933       215.7%      $  2,830         --          --
  Percentage of ASP revenues                     193.2%                     305.6%                    --
Cost of services revenues                     $ 14,398       (34.6)%     $ 22,005       32.1%   $ 16,653
  Percentage of services revenues                 64.3%                     104.1%                 128.0%
Total cost of revenues                        $ 23,915        (8.6)%     $ 26,177       46.8%   $ 17,837
  Percentage of gross revenues                    60.5%                      70.9%                 48.2%

     Cost of License Revenues. Cost of license revenues consists mainly of royalties for sub-licensing third-party software, and, to a lesser extent, the costs of manuals, media, and duplication for our licensed products. The decrease in cost of license revenues for fiscal 2001, compared to fiscal 2000, was due in part to the amortization of purchased technology which was completed in the third quarter of fiscal 2000. In addition, the decrease was due to a decline in the volume of manuals, media, and duplication expenditures, as well as a decrease in royalties paid to third parties for sub-licensed software. The slight increase in cost of license revenues in fiscal 2000, compared to fiscal 1999, was primarily due to an increase in royalties paid for sub-licensing third-party software. We expect that the cost of license revenues will continue to fluctuate modestly in relation to changes in the overall demand for our license products as well as the cost for sub-licensing third-party software.

     Cost of ASP Revenues. Cost of ASP revenues consists mainly of salaries, server costs and storage fees, telecommunication charges, strategic referral and reseller fees, and amortization of deferred set-up costs. The cost of ASP revenues for fiscal 2001 increased significantly from fiscal 2000, primarily due to our investment in infrastructure to accommodate the current and near-term growth of our ASP business and, to a lesser extent, the payment of reseller fees associated with the increase in ASP sales generated through our strategic partners. We expect the cost of ASP revenues to grow during fiscal 2002 primarily due to the payment of reseller fees relating to our expected growth in ASP sales through strategic partners. However, we expect the growth in ASP revenues to exceed the growth in cost of ASP revenues during fiscal 2002, resulting in a positive ASP gross margin by the end of the third quarter of fiscal 2002.

     Cost of Services Revenues. Cost of services revenues includes primarily the salaries, non-reimbursable expenses, and other operating costs of employees who provide customer support, consulting services, and product training. The decrease in cost of services revenues for fiscal 2001, as compared to fiscal 2000, was primarily due to continued improvements in our solutions which lead to an overall reduction in our costs to deliver such services, as well as a decrease in professional services personnel relating to our restructuring and discontinuation of Concur Procurement, the sale of our Concur Human Resources product line, and our company-wide efforts to reduce costs. The increase in cost of services revenues in fiscal 2000 from fiscal 1999 primarily was due to increases in professional service personnel to manage and support our growing customer base, across a suite of products. Cost of services revenues as a percentage of services revenues may vary between periods due to changes in the level and mix of services provided.

Operating Expenses

                                                                     Years Ended September 30,
(dollars in thousands)                              2001          Change         2000      Change          1999
                                                    ----          ------         ----      ------          ----
Sales and marketing                               $ 24,622       (36.1%)      $ 38,556      33.0%       $ 28,993
    Percentage of gross revenues                      62.3%                      104.4%                     78.3%
Research and development                          $ 16,449       (47.3%)      $ 31,212      61.1%       $ 19,371
    Percentage of gross revenues                      41.6%                       84.5%                     52.3%
General and administrative                        $ 10,729       (27.5%)      $ 14,795      42.5%       $ 10,385
    Percentage of gross revenues                      27.1%                       40.1%                     28.1%
Merger, acquisition & restructuring charges       $    266       (87.7%)      $  2,167     (75.5%)      $  8,859
    Percentage of gross revenues                       0.7%                        5.9%                     23.9%
Total operating expenses                          $ 52,066       (40.0%)      $ 86,730      28.3%       $ 67,608
    Percentage of gross revenues                     131.7%                      234.9%                    182.7%

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, sales commissions, travel, and facility costs for our sales and marketing personnel and, to a lesser extent, costs of advertising, trade shows, and other promotional activities. The decrease in fiscal 2001, as compared to fiscal 2000, was due to lower payroll, advertising expenses, commissions, and travel costs. These decreases reflect our restructuring and discontinuation of Concur Procurement, the sale of our Concur Human Resources product line, and our company-wide efforts to reduce costs. The increase in fiscal 2000, compared to fiscal 1999, was primarily due to an increase in payroll and related expenses attributable to an increase in the number of personnel in the sales and marketing area, and to a lesser extent, an increase in advertising and other promotional activities in the first half of fiscal 2000.

         Research and Development. Research and development expenses consist primarily of salaries and contract labor for software development, facility costs, and expenses associated with computer software and hardware used in our software development activities. The decrease in fiscal 2001, compared to fiscal 2000, reflects lower utilization of outside contractors and staffing reductions, primarily due our restructuring and discontinuation of Concur Procurement, the sale of our Concur Human Resources product line, and our company-wide efforts to reduce costs. The increase from fiscal 1999 to fiscal 2000 was related to increased hiring of employees and outside contractors as software engineers, program managers, and quality assurance personnel to support our expanded product lines and ongoing product development, and to a lesser extent, higher salaries paid to employees due to increasing market rates during that time. In fiscal 2002, we expect to increase headcount and related resources in our software engineering organization as we continue to focus on product innovation and enhancement to enable us to extend our leadership position in Corporate Expense Management software and services. We expect total research and development expenditures to decrease moderately as we continue our company-wide efforts to reduce costs. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs associated with finance, accounting, investor relations, human resources, administration and facilities activities. The decrease in fiscal 2001, compared to fiscal 2000, was primarily due to lower utilization of contract labor and to a lower provision for bad debts, and, to a lesser degree, reflects lower facility costs and amortization of deferred stock compensation. These decreases reflect our restructuring and discontinuation of Concur Procurement, the sale of our Concur Human Resources product line, and our company-wide efforts to reduce costs. The increase in fiscal 2000, compared to fiscal 1999, resulted from a combination of factors, including the hiring of additional general and administrative personnel to support the growth of our business, the increased use of outside contractors associated with increased recruiting efforts, the higher amortization of deferred stock compensation, and an increase in the allowance for doubtful accounts related to our increase in revenues.

         Merger, Acquisition and Restructuring Charges. Restructuring charges for fiscal 2001 consist of restructuring costs of $943,000 in connection with the sale of our Concur Human Resources product line, less: (i) a $178,000 net gain on the sale of these assets; and (ii) a $499,000 reduction in the amount accrued for our restructuring in June 2000 as a result of changes in the estimated amounts required for severance and related benefits, facilities, and product marketing commitments. Restructuring charges for fiscal 2000 include a charge of $3.4 million for our restructuring in June 2000, which included amounts for severance and related benefits, facilities, and product marketing commitments. Merger and acquisition costs for fiscal 2000 were comprised of a reduction in the amount accrued as a result of a revision in estimated costs of $1.2 million relating to the acquisition of Seeker Software in June 1999. Merger costs for fiscal 1999 include all costs related to the acquisition of Seeker Software in June 1999.

Interest Income and Interest Expense

                                        Years Ended September 30,
(dollars in thousands)     2001      Change      2000         Change      1999
                           ----      ------      ----         ------      ----
Interest income          $ 2,011     (57.8%)   $ 4,768         24.7%    $ 3,825
Interest expense         $   719     (47.7%)   $ 1,376         (8.9%)   $ 1,511

         Interest Income and Interest Expense. The decrease in interest income in fiscal 2001 compared to fiscal 2000 was due to the decrease in cash, cash equivalents and marketable securities upon which we earn interest, and to a lesser extent, to lower interest rates earned on our investment portfolio. The increase in interest income in fiscal 2000, compared to fiscal 1999, was primarily due to interest income earned on the higher cash, cash equivalents and marketable securities balances as a result of proceeds received in December 1998 and April 1999 from our public offerings as well as our private placement in February 2000. The decrease in interest expense in both fiscal 2001 and fiscal 2000 was primarily due to lower outstanding interest-bearing obligations related to bank borrowings and capital lease obligations.

         Provision for Income Taxes. No provision for federal and state income taxes has been recorded because we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Selected Quarterly Financial Data

(in thousands, except per
share data)                                        Fiscal 2001                                Fiscal 2000
For the quarter ended              Dec 31       Mar 31     Jun 30    Sept 30    Dec 31     Mar 31     Jun 30      Sept 30
Revenues, net:
License                          $   3,875    $   2,663  $   3,054  $   3,112 $    4,118 $    5,991 $       98  $    1,744


ASP                                    732          980      1,214      1,697         90        184        211         442
Services                             5,796        5,380      5,223      6,008      4,799      4,661      5,632       6,054
                                 ---------    ---------  ---------  --------- ---------- ---------- ----------  ----------
Total revenues                      10,403        9,023      9,491     10,817      9,007     10,836      5,941       8,240
Cost of Revenues:
License                                117          195        127        145        228        289        592         233
ASP                                  1,819        2,097      2,471      2,546        356        776        779         919
Services                             3,873        3,632      3,466      3,427      5,549      5,878      5,520       5,058
                                 ---------    ---------  ---------  --------- ---------- ---------- ----------  ----------
Total cost of revenues               5,809        5,924      6,064      6,118      6,133      6,943      6,891       6,210
                                 ---------    ---------  ---------  --------- ---------- ---------- ----------  ----------

Gross profit                         4,594        3,099      3,427      4,699      2,874      3,893       (950)      2,030
Operating Expenses:
Sales and marketing                  7,280        6,461      5,448      5,433      9,088     10,610     10,767       8,091
Research and development             5,200        5,074      3,210      2,965      8,634      9,718      7,658       5,202
General and administrative           3,165        3,092      2,681      1,791      3,475      3,493      4,847       2,980
Merger, acquisition and
restructuring charges                    -          338          -        (72)         -          -      2,167           -
                                 ---------    ---------  ---------  --------- ---------- ---------- ----------  ----------
Total operating expenses            15,645       14,965     11,339     10,117     21,197     23,821     25,439      16,273
                                 ---------    ---------  ---------  --------- ---------- ---------- ----------  ----------
Loss from operations               (11,051)     (11,866)    (7,912)    (5,418)   (18,323)   (19,928)   (26,389)    (14,243)
Other income, net                      544          332        155        133        993        614        896         725
                                 ---------    ---------  ---------  --------- ---------- ---------- ----------  ----------
Net loss                         $ (10,507)   $ (11,534) $  (7,757) $  (5,285)$  (17,330)$  (19,314)$   25,493) $  (13,518)
                                 =========    =========  =========  ========= ========== ========== ==========  ==========
Basic and diluted net loss per
share                            $   (0.42)   $   (0.45) $   (0.30) $   (0.20)$    (0.76)$    (0.83)$    (1.03) $    (0.54)
                                 =========    =========  =========  ========= ========== ========== ==========  ==========
Shares used in calculation of
basic and diluted net loss per
share                               25,272       25,499     25,713     25,814     22,844     23,204     24,854      25,025
                                 =========    =========  =========  ========= ========== ========== ==========  ==========


Financial Condition

         Our total assets were $41.0 million and $81.7 million at September 30, 2001, and 2000, respectively, representing a decrease of $40.7 million, or 49.8%. This decrease was primarily due to the use of cash in our operations during the year, as well as a decrease in accounts receivable. As of September 30, 2001, we had $26.7 million of cash, cash equivalents and marketable securities, compared to $56.2 million at September 30, 2000, representing a decrease of $29.5 million, or 52.5%.

         Our accounts receivable balance, net of allowance for doubtful accounts of $979,000 and $973,000, was $6.2 million and $11.3 million as of September 30, 2001 and 2000, respectively, representing a decrease of $5.1 million, or 45.1%. This decrease was principally a result of collected balances on large, outstanding invoices, and a more current aging. Days' sales outstanding ("DSO") in accounts receivable was 53 days and 104 days as of September 30, 2001 and 2000, respectively. This improvement was primarily the result of improved collections on outstanding accounts receivable as well as the increase in significance of monthly ASP billings which are, for the most part, collected in advance of each monthly period. We expect that DSO will fluctuate in future quarters, based on current period revenues, the accounts receivable aging, as well as the revenue mix between license and ASP sales.

         Our total current liabilities were $18.1 million and $22.6 million as of September 30, 2001 and 2000, respectively, representing a decrease of $4.5 million, or 19.9%. This decrease consisted primarily of a decrease in the current portion of debt and lease liabilities, as we pay off such liabilities. This decrease was also the result of a reduction of the sales return reserve and restructuring reserve, both of which were accrued at the time of our June 2000 restructuring event.

Liquidity and Capital Resources

         Since inception, we have funded our operations primarily through sales of equity securities and, to a lesser degree, through the use of long-term debt, notes payable to stockholders, and equipment leases. Our sources of liquidity as of September 30, 2001 consisted principally of cash, cash equivalents, and marketable securities, all totaling $26.7 million.

         Net cash used in operating activities was $22.4 million, $75.3 million and $36.4 million in fiscal 2001, 2000 and 1999, respectively. For such periods, net cash used by operating activities was primarily a result of funding operations.

         Our investing activities have consisted primarily of purchases of property and equipment, and purchase and related maturity of marketable securities. Property and equipment acquisitions, including those acquired under capital leases, totaled $2.3 million, $10.4 million, and $6.0 million in fiscal 2001, 2000 and 1999, representing a decrease of $8.1 million, or 77.9% in fiscal 2001 from fiscal 2000 and an increase of $4.4 million or 73.3% in 2000 from 1999. The decrease in fiscal 2001 was the result of more equipment purchases related to start up of our ASP business, a growing employee base for which property and equipment was purchased, and the purchase and implementation of several software programs during fiscal 2000. The increase in property and equipment acquisitions in fiscal 2000 resulted from a sharp increase in personnel during the first half of that year.

         Our financing activities used $4.8 million in fiscal 2001 and provided $31.6 million and $131.8 million in fiscal 2000 and fiscal 1999, respectively. The net usage of cash in financing activities in fiscal 2001 was primarily the result of payments made on existing loans and capital leases, offset in part by the issuance of common stock in connection with our Employee Stock Purchase Plan and stock option plans. Net cash provided by financing activities for fiscal 2000 and fiscal 1999 was primarily the result of proceeds received from the issuance of our common stock. In December 1998, we issued 3,365,000 shares of our common stock in connection with our IPO, resulting in proceeds to us of approximately $37.4 million, net of offering costs. In connection with our IPO, we also received proceeds totaling $2.6 million from the exercise of a warrant to purchase 225,000 shares of our common stock. In April 1999, we completed a follow-on offering of our common stock and issued an additional 2,018,620 shares, resulting in proceeds to us of approximately $82.2 million in cash, net of underwriting discounts, commissions, and other offering costs. In February 2000, we completed a private placement of our common stock and received approximately $35.0 million in cash, net of commissions and other offering costs.

         In July 1997, we entered into a subordinated loan and security agreement with an equipment lessor in the principal amount of $1.5 million that bears interest at an annual rate of 8.5%. In May 1998, this agreement was amended to allow for additional borrowings of $5.0 million bearing interest at an annual rate of 11% on the first $3.5 million and 12.5% on the remaining $1.5 million. The notes are due in varying monthly installments through April 2002, and contain certain restrictions and covenants, with which we are currently in compliance. At September 30, 2001, the outstanding indebtedness under the subordinated loan agreement was $797,000.

         In September 1998, we entered into an additional subordinated promissory note agreement with an equipment lessor in the principal amount of $2.0 million. The note bears interest at 11%, payments are due in monthly installments of approximately $65,000 including interest, and the note matures in November 2001. At September 30, 2001, the outstanding indebtedness under the subordinated loan agreement was $129,000.

         Presently, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In the future, we may pursue additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements, or other available means. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition, and operating results.

Business Outlook

         The following statements are based on our current expectations and we do not undertake any duty to update them. These statements are forward-looking and inherently uncertain. Actual results may differ materially as a result of the factors described under "Factors That May Affect Results Of Operations And Financial Condition" and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission. Looking forward, we currently have the following expectations for fiscal 2002:

         . we expect revenues to grow 10% to 15% in fiscal 2002 over fiscal 2001and we have moderated our operating expenses accordingly;

         . we expect that the business for our ASP solutions in both the large and middle markets will become a more significant portion of our overall business by the end of fiscal 2002;

         . we expect that the business for our ASP solutions will reflect positive gross margin by the end of the third quarter of fiscal 2002;

         . we expect to achieve profitability by the end of fiscal 2002 and to become cash flow positive before the end of fiscal 2002;

         . we expect total net revenues to be between $44.0 and $46.0 million for fiscal 2002;

         . we expect total cost of revenues to be between $22.0 and $23.0 million for fiscal 2002;

         . we expect total operating expenses to be between $35.0 and $36.0 million for fiscal 2002; and

         .    we expect a loss per share of between $0.45 and $0.54 for fiscal
              2002.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our operating results are not materially sensitive to changes in the general level of U.S. interest rates. Based on our marketable securities portfolio and interest rates at September 30, 2001, a one percent increase or decrease in interest rates would result in a decrease or increase of approximately $3,000, respectively, in the fair value of the marketable securities portfolio. Changes in interest rates may affect the fair value of the marketable securities portfolio; however, such gains or losses would not be realized unless the investments are sold.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated Financial Statements of Concur Technologies, Inc.

Report of Ernst & Young LLP, Independent Auditors. ...........................................................................   31

Consolidated Balance Sheets as of September 30, 2001 and 2000. ...............................................................   32

Consolidated Statements of Operations for the years ended September 30, 2001, 2000, and 1999 .................................   33

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended September 30, 2001, 2000, and 1999 .............   34

Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000, and 1999 .................................   35

Notes to Consolidated Financial Statements ...................................................................................   36

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Concur Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Concur Technologies, Inc. ("Concur") as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the management of Concur. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concur at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

Seattle, Washington
November 2, 2001

                            Concur Technologies, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                     September 30,
                                                                                     -------------
                                                                                  2001            2000
                                                                                  ----            ----
       Assets
       Current assets:
         Cash and cash equivalents                                               $  22,650       $  12,224
         Marketable securities                                                       4,065          44,018
         Accounts receivable, net of allowance for doubtful accounts of
            $979 and $973 in 2001 and 2000, respectively (1)                         6,211          11,317
         Prepaid expenses and other current assets                                     918           2,338
         Notes receivable from stockholders                                              -             167
                                                                                 ---------       ---------
       Total current assets                                                         33,844          70,064
       Property and equipment, net                                                   6,706          10,469
       Deposits and other assets                                                       433           1,135
                                                                                 ---------       ---------
       Total assets                                                              $  40,983       $  81,668
                                                                                 =========       =========

       Liabilities and stockholders' equity
       Current liabilities:
         Accounts payable                                                        $   1,715       $   2,230
         Accrued payroll and benefits                                                3,865           3,913
         Accrued restructuring costs                                                   222           1,025
         Sales return reserve                                                            -           1,326
         Accrued commissions                                                           949           1,317
         Accrued payment to stockholders                                                 -             315
         Other accrued liabilities                                                   4,533           3,284
         Current portion of long-term debt                                             926           2,942
         Current portion of capital lease obligations                                  770           2,356
         Deferred revenues                                                           5,118           3,905
                                                                                 ---------       ---------
       Total current liabilities                                                    18,098          22,613
       Long-term debt, net of current portion                                            -             927
       Capital lease obligations, net of current portion                                 7             959
       Accrued rent expense                                                            101             156
       Commitments and contingencies

       Stockholders' equity:
       Convertible preferred stock, par value $0.001 per share:
         Authorized shares - 5,000,000; No shares issued or outstanding                  -               -
       Common stock, par value $0.001 per share:
         Authorized shares - 60,000,000; Issued and outstanding shares -
            25,814,422 and 25,088,081 in 2001 and 2000, respectively               223,245         222,577
       Deferred stock compensation                                                       -            (179)
       Accumulated deficit                                                        (200,468)       (165,385)
                                                                                  --------       ---------
       Total stockholders' equity                                                   22,777          57,013
                                                                                 ---------       ---------
       Total liabilities and stockholder' equity                                 $  40,983       $  81,668
                                                                                 =========       =========

                             See accompanying notes.

(1) Includes amounts due from related parties of $688,000 and $111,000 at September 30, 2001 and 2000, respectively.

                            Concur Technologies Inc.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                        Year Ended September 30,
                                                                        ------------------------
                                                                2001              2000             1999
                                                                ----              ----             ----
  Revenues, net:
      License                                                   $ 12,704          $ 11,952         $ 24,002
      ASP                                                          4,623               926                -
      Services                                                    22,407            21,146           13,011
                                                                --------          --------         --------
  Total revenues (1)                                              39,734            34,024           37,013

  Cost of revenues:
      License                                                        584             1,342            1,184
      ASP                                                          8,933             2,830                -
      Services                                                    14,398            22,005           16,653
                                                                --------          --------         --------
  Total cost of revenues                                          23,915            26,177           17,837
                                                                --------          --------         --------

  Gross profit                                                    15,819             7,847           19,176

  Operating expenses:
      Sales and marketing                                         24,622            38,556           28,993
      Research and development                                    16,449            31,212           19,371
      General and administrative                                  10,729            14,795           10,385
      Merger costs                                                     -            (1,240)           8,859
      Restructuring charges                                          266             3,407                -
                                                                --------          --------         --------
  Total operating expenses                                        52,066            86,730           67,608
                                                                --------          --------         --------
  Loss from operations                                           (36,247)          (78,883)         (48,432)
      Interest income                                              2,011             4,768            3,825
      Interest expense                                              (719)           (1,376)          (1,511)
      Other expense, net                                            (128)             (164)            (358)
                                                                --------          --------         --------
  Net loss                                                      $(35,083)         $(75,655)        $(46,476)
                                                                ========          ========         ========

  Basic and diluted net loss per share                          $  (1.37)         $  (3.15)        $  (2.75)
                                                                ========          ========         ========

  Shares used in  calculation of basic and diluted net
  loss per share                                                  25,574            23,981           16,883
                                                                ========          ========         ========

                             See accompanying notes.

(1) Includes sales to related parties of $3.4 million, $1.3 million, and $1.1 million in the years ended September 30, 2001, 2000 and 1999, respectively.

                            Concur Technologies Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)
                        (In thousands, except share data)

                                                                                                                           Total
                                               Convertible                                                             Stockholders'
                                               -----------
                                             Preferred Stock             Common Stock    Deferred  Stock  Accumulated     Equity
                                             ---------------             ------------    ---------------
                                           Shares       Amount       Shares      Amount  Compensation       Deficit      (Deficit)
                                           ------       ------       ------      ------  ------------       -------      ---------
Balance at September 30, 1998               716,114   $   3,139    3,911,985  $   6,593     $   (529)     $  (42,754)    $ (33,551)
Accretion of redeemable preferred stock           -           -            -          -            -            (500)         (500)
Proceeds from initial public offering,
net of offering costs                             -           -    3,365,000     37,369            -               -        37,369
Proceeds from follow-on public                    -           -    2,018,620     82,234            -               -        82,234
offering, net of offering costs
Conversion of redeemable convertible
preferred stock and redeemable
convertible preferred stock warrants
into common stock and common stock
warrants                                          -           -   11,124,420     38,456            -               -        38,456
Proceeds from issuance of common stock
from exercise of common stock warrants            -           -      225,000      2,616            -               -         2,616
Issuance of common stock from net
exercise of common stock warrants                 -           -       44,052          -            -               -             -
Issuance of convertible preferred stock     972,944      12,000            -          -            -               -        12,000
Conversion of convertible preferred
stock into common stock                  (1,689,058)    (15,139)   1,689,058     15,139            -               -             -
Issuance of common stock from exercise
of stock options                                  -           -      323,217        237            -               -           237
Issuance of common stock in connection
with Employee Stock Purchase Plan                 -           -       53,209        566            -               -           566
Repurchase of common stock                        -           -      (61,539)      (752)           -               -          (752)
Deferred stock compensation                       -           -            -      2,485       (2,485)              -             -
Amortization of deferred stock
compensation                                      -           -            -          -        1,575               -         1,575
Net loss                                          -           -            -          -            -         (46,476)      (46,476)
                                         ----------   ---------   ----------  ---------     --------      ----------     ---------
Balance at September 30, 1999                     -           -   22,693,022    184,943       (1,439)        (89,730)       93,774
Proceeds from issuance of common stock
in private placement                              -           -    1,503,502     34,915            -               -        34,915
Issuance of common stock in connection
with Employee Stock Purchase Plan                 -           -      384,658      2,826            -               -         2,826
Issuance of common stock from net
exercise of common stock warrants                 -           -       93,785          -            -               -             -
Issuance of common stock from exercise
of stock options                                  -           -      413,114        392            -               -           392
Amortization of deferred stock
compensation                                      -           -            -          -          761               -           761
Adjustment to deferred stock
compensation for options cancelled
upon employee terminations                        -           -            -       (499)         499               -             -
Net loss                                          -           -            -          -            -         (75,655)      (75,655)
                                         ----------   ---------   ----------  ---------     --------      ----------     ---------
Balance at September 30, 2000                     -           -   25,088,081    222,577         (179)       (165,385)       57,013
Issuance of common stock in connection
with Employee Stock Purchase Plan                 -           -      529,869        636            -               -           636
Issuance of common stock from exercise
of stock options                                  -           -      196,472         32            -               -            32
Amortization of deferred stock
compensation                                      -           -            -          -          179               -           179
Net loss                                          -           -            -          -            -         (35,083)      (35,083)
                                         ----------   ---------   ----------  ---------     --------      ----------     ---------
Balance at September 30, 2001                     -   $       -   25,814,422  $ 223,245     $      -      $ (200,468)    $  22,777
                                         ==========   =========   ==========  =========     ========      ==========     =========

                             See accompanying notes.

                            Concur Technologies Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                          Year Ended September 30,
                                                                                          ------------------------
                                                                                    2001            2000           1999
                                                                                    ----            ----           ----
Operating activities
Net loss                                                                         $ (35,083)      $ (75,655)     $ (46,476)
Adjustments to reconcile net loss to net cash used in operating activities
   Amortization of capitalized technology                                                -             240            320
   Amortization of deferred stock compensation                                         179             761          1,575
   Depreciation                                                                      6,360           6,789          1,968
   Provision for bad debts                                                             280           1,486            540
   Restructuring charges                                                              (510)          1,053              -
   Adjustment to merger costs                                                            -          (1,240)             -
   Other                                                                               (55)            (13)            50
   Changes in operating assets and liabilities:
     Accounts receivable                                                             4,445          (3,783)        (3,510)
     Prepaid expenses, deposits, and other assets                                     1850            (534)        (2,040)
     Accounts payable                                                                 (515)         (3,093)         2,993
     Accrued liabilities and accrued commissions                                    (1,738)         (1,156)         7,752
     Deferred revenues                                                               2,382            (106)           392
                                                                                 ---------       ---------      ---------
Net cash used in operating activities                                              (22,405)        (75,251)       (36,436)

Investing activities
Net purchases of property and equipment                                             (2,309)         (8,846)        (3,692)
Purchase of marketable securities                                                  (13,547)        (56,811)       (80,505)
Maturity of marketable securities                                                   53,500          61,700         31,598
                                                                                 ---------       ---------      ---------
Net cash provided by (used in) investing activities                                 37,644          (3,957)       (52,599)

Financing activities
Net proceeds from public offerings                                                       -               -        119,603
Net proceeds from private stock offering                                                 -          34,915              -
Proceeds from issuance of common stock from exercise of stock options                   32             392            237
Issuance of common stock in connection with Employee Stock Purchase Plan               636           2,826            566
Proceeds from issuance of common stock from exercise of common stock
    warrants                                                                             -               -          2,616
Proceeds from borrowings                                                                 -               -          4,976
Payments on borrowings                                                              (2,943)         (4,115)        (3,769)
Payment on capital leases                                                           (2,538)         (2,401)        (1,329)
Issuance of convertible preferred stock                                                  -               -          9,434
Repurchase of common and preferred stock                                                 -               -           (542)
                                                                                 ---------       ---------      ---------
Net cash (used in) provided by financing activities                                 (4,813)         31,617        131,792
                                                                                 ---------       ---------      ---------

Net increase (decrease) in cash and cash equivalents                                10,426         (47,591)        42,757
Cash and cash equivalents at beginning of year                                      12,224          59,815         17,058
                                                                                 ---------       ---------      ---------

Cash and cash equivalents at end of year                                         $  22,650       $  12,224      $  59,815
                                                                                 =========       =========      =========

            Supplemental disclosure of cash flow information
            ------------------------------------------------

Cash paid for interest                                                           $     682       $   1,320      $   1,374
                                                                                 =========       =========      =========
Property and equipment obtained through capital lease                            $       -       $   1,578      $   2,336
                                                                                 =========       =========      =========
Conversion of preferred stock and preferred warrants into common stock
     and common stock warrants                                                   $       -       $       -      $  53,595
                                                                                 =========       =========      =========
Conversion of note payable to stockholders and related accrued interest
     to redeemable convertible preferred stock                                   $       -       $       -      $   2,566
                                                                                 =========       =========      =========
Repurchase of common stock through cancellation of note receivable and
     related accrued interest                                                    $       -       $       -      $     177
                                                                                 =========       =========      =========
Adjustment to deferred stock compensation for options cancelled upon
     employee termination                                                        $       -       $     499      $       -
                                                                                 =========       =========      =========

                             See accompanying notes.

                            Concur Technologies Inc.

                   Notes to Consolidated Financial Statements
                               September 30, 2001

Note 1. Description of the Company and Summary of Significant Accounting
Policies

Description of the Company

Concur Technologies, Inc. ("Concur" or the "Company") is a leading provider of Corporate Expense Management software and services that automate costly and inefficient business processes. The Company's software and services are sold through a direct sales organization as well as indirect channels and include Concur Expense(TM) for travel and entertainment expense management, Concur Payment(TM) for employee requests for vendor payments, and Concur Time(TM) for time tracking and reporting. These software products are designed to meet the needs of businesses of all sizes through license and application service provider ("ASP") models. The Company was originally incorporated in the state of Washington on August 19, 1993 and operations commenced during 1994. On November 25, 1998, the Company was reincorporated in the State of Delaware and completed an initial public offering ("IPO") on December 16, 1998.

Principles of Consolidation

The consolidated financial statements include the accounts of Concur Technologies Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition Policy

The Company delivers its products in the form of software licenses or, beginning in early fiscal year 2000, by providing customers access to its software on a hosted basis in an ASP model.

License revenues are comprised primarily of fees for the delivery of software licenses. Revenue resulting from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectability is not considered probable, revenue is recognized when the fee is collected.

Revenues resulting from ASP services, which consist primarily of initiation and usage fees are recognized over the lives of the related agreements, which are typically two years. Revenues related to ASP services are recognized as services are provided to end users. Customer advances and billed amounts due from customers in excess of recognizable revenue are recorded as deferred revenue.

In some cases, revenues generated as an application service provider are derived from arrangements with partners and affiliates. These revenues are recorded on a gross basis with related commissions recorded as a selling expense when the Company assumes the related business risks such as performance and credit risk. Such business risks are evidenced by, among other things, instances in which the Company is the primary obligor in the arrangement or when the Company establishes the pricing of the arrangement. Otherwise, these revenues are recorded on a net basis.

Services revenues earned from customers that license the Company's software result from systems integration or other consulting services, customer support agreements, and training. When software licenses and services are sold together, the services are evaluated to determine whether they are essential to the functionality of the software. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue related to the services is recognized as the services are performed. Customer support agreements provide for technical support and include the right to unspecified upgrades on an if-and-when-available basis. Revenue from customer support agreements is recognized over the life of the related agreement, which is typically one year.

                   Notes to Consolidated Financial Statements

                               September 30, 2001

Note 1. Description of the Company and Summary of Significant Accounting Policies (continued)

Liquidity

The Company continues to incur losses from operating results and had total stockholders' equity of $22.8 million at September 30, 2001, including an accumulated deficit of $200.5 million. As a result of its significant product development, customer support, and selling and marketing efforts, the Company has required substantial working capital to fund its operations. To date, the Company has financed its operations principally through its equity offerings. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and capital requirements through at least September 30, 2002. Any substantial inability to achieve the current business plan could have a material adverse impact on the Company's financial position, liquidity, or results of operations and may require the Company to reduce expenditures and/or seek additional debt or equity financing to enable it to continue operations through September 30, 2002. Management has the intent and believes that it has the ability to reduce expenditures to a level at which operations could be sustained through at least September 30, 2002 if no such debt or equity financing were available.

Cash and Cash Equivalents

All highly liquid financial instruments purchased with an original maturity of three months or less are reported as cash equivalents.

Marketable Securities

Marketable securities are stated at fair value at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities. Marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified its marketable securities as available-for-sale, which are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At September 30, 2001, the fair value of marketable securities (consisting primarily of corporate bonds and commercial paper) approximated their cost. Therefore, no unrealized gain or loss has been recorded. All marketable securities held at September 30, 2001, mature within one year.

Fair Values of Financial Instruments

The Company has the following financial instruments: cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, accrued commissions, long-term debt, and capital lease obligations. The carrying value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and accrued commissions approximates fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt and capital lease obligations at fiscal year end approximated fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

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

                   Notes to Consolidated Financial Statements

                               September 30, 2001

Note 1. Description of the Company and Summary of Significant Accounting Policies (continued)

Internal-Use Software

Costs of software developed internally by the Company for use in its operations are accounted for under the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use" ("SOP 98-1"). Under SOP 98-1, the Company expenses costs of research, including predevelopment efforts prior to establishing technological feasibility, and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established, it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the application development stage were insignificant, and, accordingly, no costs related to internal-use software have been capitalized through September 30, 2001.

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

Advertising and Marketing Costs

Costs of marketing materials and advertising expenditures are charged to operations when the materials are used or the advertising is first released. Advertising costs were approximately $753,000, $3.3 million, and $3.6 million in the fiscal years ended September 30, 2001, 2000, and 1999, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which utilizes the liability method of accounting for income taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS 123 requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS 123 (see Note
7). The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

                   Notes to Consolidated Financial Statements
                               September 30, 2001

Note 1. Description of the Company and Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method for financial reporting purposes over estimated useful lives ranging from two to five years. Depreciation expense includes amounts amortized for assets recorded under capital leases.

Net Loss per Share

Basic and diluted net loss per share is calculated using the weighted-average number of shares of common stock outstanding. Other common stock equivalents, including convertible preferred stock, stock options, and warrants, are excluded from the computation as their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Concentrations of Credit Risk

The Company's customer base is dispersed across several different geographic areas primarily in the United States and in a variety of industries. No single customer accounted for more than 10% of the Company's sales in any of the periods presented. The Company typically does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specific identification.

Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustments resulting from this process were insignificant at September 30, 2001 and 2000. Gains and losses on foreign currency transactions are included in the consolidated statements of operations as incurred. To date, gains and losses on foreign currency transactions have not been significant.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"),which is required to be adopted in fiscal years beginning after June 15, 2000, if applicable to the Company. SFAS 133 establishes standards for recognition and measurement of derivatives and hedging activities and requires recognition of all derivatives on the balance sheet at fair value. Because the Company has not used derivatives, management has determined that the adoption of SFAS 133 has no significant effect on earnings or the consolidated financial position of the Company through September 30, 2001.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which summarizes the SEC's views on applying generally accepted accounting principles to revenue recognition and the related costs of those revenues. SAB 101 was adopted by the Company prior to September 30, 2001. Because the Company's policies on revenue recognition were already in compliance with this standard, the adoption of SAB 101 did not have a significant impact on its consolidated financial position or results of operations.

                   Notes to Consolidated Financial Statements
                               September 30, 2001


In March 2000, the EITF published its consensus on EITF No. 00-3, "Application of AICPA Statement of Position

Note 1. Description of the Company and Summary of Significant Accounting Policies (continued)

97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." EITF No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company has historically treated its ASP services in accordance with the guidance contained in this pronouncement. The Company's ASP hosting arrangements generally do not allow customers the contractual right to take possession of the software.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, SFAS 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also supersedes the provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the statement of operations. The provisions of SFAS 144 are to be applied prospectively and will be effective for the Company beginning October 1, 2002. Because the Company does not have any long-lived assets, management has determined that the adoption of SFAS 144 will have no material impact on the consolidated financial statements of the Company once adopted.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. This includes ASP revenues and related ASP cost of revenues which were previously classified as license revenues and license cost of revenues, respectively.

Note 2.  Property and Equipment

Property and equipment consisted of the following (in thousands):

                                                               September 30,
                                                               -------------
                                                             2001        2000
                                                             ----        ----
          Computer hardware and software                   $ 12,723    $ 11,620
          Furniture and equipment                               645         962
          Leased equipment                                    6,008       6,553
          Leasehold improvements                                900         692
                                                           --------    --------
                                                             20,276      19,827
          Less accumulated depreciation                     (13,570)     (9,358)
                                                           --------    --------
                                                           $  6,706    $ 10,469
                                                           ========    ========

Accumulated depreciation on leased equipment was approximately $5.3 million and $3.9 million at September 30, 2001 and 2000, respectively.

Note 3.  Acquisition of Seeker Software, Inc.

On June 1, 1999, pursuant to a Merger Agreement dated May 31, 1999 between the Company and Seeker Software, Inc. ("Seeker"), the Company acquired all of the outstanding capital of Seeker. Seeker developed, marketed, and sold Web-based human resources self-service solutions applications that allowed employees and managers within an organization to access, update, and share information from their desktop computers.

                   Notes to Consolidated Financial Statements
                               September 30, 2001

Note 3.  Acquisition of Seeker Software, Inc. (continued)

The Company issued 3,419,929 shares of common stock in exchange for all outstanding preferred stock, preferred stock purchase warrants, and common stock of Seeker and assumed all outstanding options of Seeker employees resulting in the issuance of options to purchase up to 680,234 shares of common stock. This transaction has been accounted for as a pooling of interests and, accordingly, these consolidated financial statements reflect the restatement of all periods presented to include the accounts of Seeker.

In conjunction with the merger, the Company recorded a charge to operating expenses of approximately $8.9 million for estimated direct and other merger-related costs pertaining to the transaction in fiscal 1999. Merger costs consisted primarily of estimated costs and fees for financial advisement services for both companies, attorneys, accountants, financial printing, and other related charges. The Company periodically reviews accounting estimates such as these, and related accruals and, when appropriate, makes changes to reflect new estimates. During fiscal 2000, the Company revised its estimate of these costs, resulting in a decrease in accrued merger costs of approximately $1.2 million. No amounts remained as accrued liabilities relating to the merger at September 30, 2001.

Net revenue and net loss for the separate and combined companies prior to the merger on June 1, 1999 are as follows (in thousands):

                                                         Concur              Seeker          Combined
                                                   Technologies, Inc.    Software, Inc.       Company
                                                   ------------------    --------------       -------
         Six months ended March 31, 1999:
           Net revenue                                 $ 13,591             $ 3,223          $ 16,814
           Net loss                                    $(11,263)            $(5,262)         $(16,525)

In March 2001, the Company sold substantially all assets and liabilities of the Concur Human Resource product line that it had acquired from Seeker (see Note
9).

Note 4.  Long-Term Debt Obligations

Long-term debt at September 30, 2001, consisted of balances remaining on a $2.0 million subordinated promissory note and a $3.5 million subordinated promissory note.

The subordinated promissory notes (which had an aggregate remaining balance of $926,000 at September 30, 2001, and were subordinated to a senior term loan) are secured by the Company's receivables, equipment, general intangibles, inventory, and all other goods and personal property of the Company. The $2.0 million note bears interest at 11.0%, has monthly principal and interest payments of approximately $65,000, and matures in November 2001. The $3.5 million note bears interest at 11.0%, has monthly principal and interest payments of approximately $105,000, and matures in May 2002.

The Company paid off a senior term loan facility in February 2001. The interest rate on this loan was 8.5%, and the loan was secured by a perfected senior security interest in all non-leased assets of the Company with specific filings for intellectual property.

An equipment loan secured by virtually all assets of the Company was paid off during fiscal 2001.

                   Notes to Consolidated Financial Statements
                               September 30, 2001

Note 5.  Commitments

The Company leases office space and equipment under non-cancelable operating and capital leases. The Company leases its headquarters in Redmond, Washington under an operating lease expiring in May 2005. The Company has the option to extend the Redmond lease for one additional five-year term. The Company is required to provide a $450,000 letter of credit as security for the lease. The letter of credit may be reduced by specified amounts in the lease agreement after 36 months or upon the Company's achievement of certain economic goals.

Future minimum rental payments under noncancelable leases, net of the future minimum rentals of $210,000 to be received under subleases, are as follows (in thousands):

                                                             Capital   Operating
                                                             -------   ---------
                                                             Leases     Leases
                                                             ------     ------
   Fiscal year ended September 30:

     2002                                                     $  866     $1,537
     2003                                                          8      1,413
     2004                                                          -      1,404
     2005                                                          -        953
                                                              ------     ------
                                                                 874     $5,307
                                                                         ======
   Less amount representing interest                             (97)
                                                              ------
   Present value of net minimum capital lease obligations        777
   Less current portion                                         (770)
                                                              ------
   Capital lease obligations, net of current portion          $    7
                                                              ======

Total rent expense for fiscal 2001, 2000, and 1999 was $2.5 million, $3.6 million, and $2.2 million, respectively.

In accounting for its capital leases on equipment, the Company has accrued amounts required to pay off the remaining residual at the end of each lease. The accrual is reflected as a portion of other accrued liabilities on the accompanying balance sheets.

Note 6.  Income Taxes

The Company did not provide an income tax benefit for any period presented because it has experienced operating losses since inception. At September 30, 2001, the Company had net operating loss carryforwards of $142.9 million and tax credit carryforwards of $1.9 million all of which expire between 2009 and 2021.

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

Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                              September 30,
                                                              -------------
                                                          2001            2000
                                                          ----            ----
   Deferred tax assets:
     Net operating loss carryforwards                   $ 48,913       $ 43,728
     Tax credit carryforwards                              1,857          1,143
     Expenses not currently deductible, deferred
     revenue, and other                                    5,855          5,930
                                                        --------       --------
      Total deferred tax assets                           56,625         50,801
   Valuation allowance                                   (56,625)       (50,801)
                                                        --------       --------
                                                        $      -       $      -
                                                        ========       ========

                   Notes to Consolidated Financial Statements
                               September 30, 2001

Note 6.  Income Taxes (continued)

Since the Company's utilization of these deferred tax assets is dependent on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided. The valuation allowance for deferred tax assets increased approximately $5.8 million, $26.6 million, and $12.1 million during fiscal 2001, 2000, and 1999, respectively.

Note 7.  Stock Option Plans and Employee Stock Purchase Plan

The Company's 1994 Stock Option Plan (the "1994 Plan") provided for the issuance of options to acquire 2,760,000 shares of common stock. The 1994 Plan provided for grants of incentive stock options to employees and nonqualified stock options to employees, directors, and other eligible participants. All of the shares of the Company's common stock that remained available for issuance under the 1994 Stock Option Plan when the 1998 Equity Incentive Plan (the "1998 Plan") became effective, became available for issuance under the 1998 Plan. The Company no longer grants stock options under the 1994 Plan.

On August 21, 1998, the Board adopted the 1998 Plan, the Director Stock Option Plan (the "Director Plan"), and the Employee Stock Purchase Plan (the "ESPP"). The 1998 Plan authorized issuance of up to 3,240,000 shares of common stock upon the exercise of stock options or otherwise pursuant to the 1998 Plan. In February 2000, the stockholders approved an increase in the number of shares issuable under the 1998 Plan to 5,240,000; in March 2001, the stockholders approved an additional increase to 6,290,000. The Director Plan authorized issuance of up to 240,000 shares of common stock upon the exercise of stock options. In March 2001, the stockholders approved an increase in the number of shares issuable under the Director Plan to 440,000. The ESPP authorizes the issuance of up to 968,736 shares of common stock, subject to automatic annual increases as stated in the ESPP. During fiscal 2001, 2000, and 1999, employees purchased 529,869 shares, 384,658 shares, and 53,209 shares under the ESPP, respectively. As of September 30, 2001, there are 1,000 shares still available for purchase under the ESPP.

In December 1999, the Board of Directors adopted the 1999 Stock Incentive Plan (the"1999 Plan"). The 1999 Plan provides for the granting of options to acquire up to 1,500,000 shares of common stock and imposes a limitation on the number of such options that may be granted to officers.

Stock options granted by the Company vest at various rates as determined by the Board of Directors, typically over four years, and remain exercisable for a period not to exceed ten years. However, in June 2000, the Company granted options to purchase approximately 2,092,000 shares of common stock to employees which vest over 2.5 years and are subject to accelerated vesting based on the Company achieving certain future financial targets.

A summary of the Company's stock option activity under the 1994 Plan, the 1998 Plan, the 1999 Plan, and the Director Plan, and related weighted-average exercise prices is as follows:

                   Notes to Consolidated Financial Statements
                               September 30, 2001

Note 7.  Stock Option Plans and Employee Stock Purchase Plan (continued)

                                   September 30, 2001           September 30, 2000          September 30, 1999
                                   ------------------           ------------------          ------------------
                                                Weighted                    Weighted                     Weighted
                                                Average                      Average                      Average
                                               Exercise                     Exercise                     Exercise
                                  Options        Price         Options        Price        Options         Price
                                  -------        -----         -------        -----        -------         -----
Balance at beginning of year      6,341,377        $ 9.61      3,572,937       $10.73       1,869,473       $ 0.92
  Granted                         2,184,777          1.40      5,033,691        11.36       2,173,492        17.32
  Exercised                        (196,472)         0.18       (413,114)        0.94        (323,217)        0.42
  Cancelled                      (2,326,682)         9.25     (1,852,137)       18.48        (146,811)        5.98
                                 ----------                   ----------                    ---------

Balance at end of year            6,003,000          7.09      6,341,377         9.61       3,572,937        10.73
                                 ==========                   ==========                    =========

Exercisable at end of year        2,340,325          8.88      1,399,904         6.48       1,035,265         2.77
                                 ==========                   ==========                    =========

Weighted-average value
of options granted during
the year:
  Granted at fair value          $     1.30                   $    10.60                    $   16.14
  Granted below fair value                -                            -                         6.29

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at September 30, 2001 for selected exercise price ranges is as follows:

                                              Options Outstanding               Options Exercisable
                                              -------------------               -------------------
                                            Weighted                         Weighted
                                            Average                          Average
                  Range of                Contractual                        Exercise
               Exercise Prices          Life (in Years)       Shares          Price           Shares
               ---------------          ---------------       ------          -----           ------
               $  0.13 -  0.20                  4.69          275,281          $ 0.17          275,281
                          0.37                  6.30          393,843            0.38          358,410
                  0.42 -  1.06                  9.47          246,666            0.60              587
                  1.11 -  1.19                  9.26          759,057            1.19            1,545
                  1.29 -  1.75                  9.41          530,950            1.65            4,000
                  1.84 -  4.66                  8.97          706,771            2.83          156,858
                  5.00 -  5.62                  8.69        1,576,411            5.00          697,705
                  5.94 - 11.81                  8.30          203,601            9.33           84,847
                 12.50 - 13.75                  7.15          470,631           12.53          340,106
                 18.87 - 24.50                  8.20          413,078           22.99          196,052
                 25.00 - 30.00                  7.84          181,640           28.44           95,744
                 30.88 - 44.50                  7.84          245,071           33.84          129,190
                                                            ---------                        ---------
                                                8.32        6,003,000            8.88        2,340,325
                                                            =========                        =========

The Company uses the intrinsic value-based method to account for all its employee stock-based compensation arrangements. The Company recorded deferred stock compensation expense of $3.5 million relating to options granted during the years prior to fiscal 2000. This amount represents the difference between the exercise price and the deemed fair value for financial reporting purposes of the Company's common stock during the periods in which such options were granted. Amortization of deferred stock compensation of $179,000, $761,000, and $1.6 million was recognized during the fiscal 2001, 2000, and 1999, respectively. In June 2000, the Company reduced deferred stock compensation and common stock by $499,000 to account for the termination of certain employees who held unvested options granted with exercise prices below the fair value of the stock at the date of grant.

                   Notes to Consolidated Financial Statements
                               September 30, 2001

Note 7.  Stock Option Plans and Employee Stock Purchase Plan (continued)

The following pro forma information regarding stock-based compensation has been determined as if the Company had accounted for its employee stock options under the fair market value method of SFAS 123. The fair value of these options was estimated at the date of grant using a minimum value option pricing model (for options granted prior to the Company's IPO) and the Black-Scholes model (for options granted subsequent to the IPO) with the following weighted-average assumptions: risk-free interest rates ranging from 5% to 6% in 2001, 2000, and 1999; a dividend yield rate of 0% for all periods; a volatility of 1.55 in 2001,
1.58 in 2000, and 0.97 in 1999 (subsequent to the IPO), and an assumption that the options will be exercised one year after they vest. As stated, management has elected to use the Black-Scholes model to estimate the fair value of options granted after the IPO. This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect this estimate, management believes the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows (in thousands, except per share data):

                                                                             Year Ended September 30,
                                                                             ------------------------

                                                                        2001            2000           1999
                                                                        ----            ----           ----
         Net loss as reported                                          $(35,083)      $(75,655)      $(46,476)
         Pro forma incremental compensation expense under
         SFAS 123                                                           (98)        (2,607)        (7,540)
                                                                       --------       --------       --------
         Pro forma net loss                                            $(35,181)      $(78,262)      $(54,016)
                                                                       ========       ========       ========
         Pro forma loss per share                                      $  (1.38)      $  (3.26)      $  (3.20)
                                                                       ========       ========       ========

Note 8.  Stockholders' Equity

Seeker Preferred Stock

In April 1999, Seeker issued 972,944 shares of Series C preferred stock in a private placement for cash of $9.4 million and conversion of notes payable to stockholders and accrued interest aggregating to $2.6 million. All shares of Seeker preferred stock were exchanged for Concur common stock in the June 1, 1999 merger.

Warrants

In May 1996, the Company issued warrants to purchase 28,125 shares of redeemable convertible preferred stock in conjunction with a renewal and increase in a bank line of credit. The warrants were immediately exercisable at a price of $2.00 per share, expiring in May 2001. The estimated fair value of these warrants of $5,000 has been recorded as debt issuance costs. At the time of the IPO, the warrants were exercised.

In July 1997, the Company issued warrants to a lessor to purchase 44,827 and 22,988 shares of Series D Preferred Stock in conjunction with the Company's receipt of financing commitments relating to a promissory note and lease agreement, respectively. Each warrant has a purchase price of $3.65 per share. The warrants were immediately exercisable on the effective date of the agreements and remain exercisable for the longer of a period of five years; or two years from the effective date of the Company's IPO. The estimated fair values of these warrants of $30,000 and $16,000, respectively, were recorded as debt issuance costs. The warrants were exercised for common stock on a net basis in December 1999.

                   Notes to Consolidated Financial Statements
                               September 30, 2001

Note 8.  Stockholders' Equity (continued)

In September 1997, the Company issued warrants to purchase 14,000 shares of Series D Preferred Stock in conjunction with a new loan facility and an increase/renewal in a bank line of credit. The warrants had an initial exercise price of $3.65 per share, a five-year maturity, a net exercise provision, anti-dilution protection and a $30,000 put option. The estimated fair value of these warrants of $30,000 had been recorded as debt issuance costs. At the time of the IPO, the warrants were exercised.

In April 1998, the Company issued warrants to purchase 13,187 shares of Series E Preferred Stock in conjunction with an increase to a senior loan facility. The warrants became immediately exercisable on the effective date of the agreements at an initial exercise price of $7.75 per share. Additionally, the agreement provided for a $75,000 put option, which expired in April 2000. The estimated fair value of these warrants of $75,000 was recorded as debt issuance costs. These warrants were exercised in February 1999.

In May 1998, the Company issued warrants to a lessor to purchase 56,451 shares of Series E Preferred Stock in conjunction with a subordinated promissory note (see Note 4). The warrants were immediately exercisable at a price of $7.75 per share and were exercisable for the longer of a period of five years, or two years from the effective date of the Company's IPO, whichever was longer. The estimated fair value of these warrants of $11,000 was recorded as debt issuance costs. These warrants were exercised for common stock on a net basis in December 1999.

In connection with the 1998 sale of 645,161 shares of Series E Preferred Stock, the Company issued a warrant to purchase an additional 2,400,000 shares of Series E Preferred Stock to a business partner. The warrant was exercisable in four tranches as follows: 300,000 shares could be acquired at the time of the Company's IPO at an exercise price per share equal to the IPO price per share less 7%; 700,000 shares could be acquired at any time on or before October 15, 1999 at an exercise price of $33.75 per share; 700,000 shares may be acquired at any time on or before January 15, 2001 at an exercise price of $50.63 per share; and the remaining 700,000 shares may be acquired at any time on or before January 15, 2002 at an exercise price of $85.00 per share. As was permitted by the warrant, the Company exercised its option to cancel 25% of the shares that could have been acquired under the warrant at the time of the IPO or on or before October 15, 1999. In connection with an amendment to the standstill agreement with this stockholder, the Board of Directors subsequently rescinded its 25% reduction in the number of shares that could be acquired on or before October 15, 1999. At the time of the IPO, the initial tranche of this warrant was exercised for 225,000 shares of common stock. The estimated fair value of this warrant, determined based on a Black-Scholes fair value model, was approximately $278,000, which has been recorded as redeemable convertible preferred stock warrants. The option to acquire 700,000 shares of common stock on or before October 15, 1999, was not exercised and has expired. The option to acquire 700,000 shares of common stock on or before January 15, 2001 was not exercised and has expired.

All Concur preferred stock warrants automatically converted into common stock warrants upon the closing of the IPO of the Company's common stock.

In the period between December 1997 and September 1998, Seeker granted to the stockholders warrants to purchase 77,140 shares of convertible preferred stock and redeemable convertible preferred stock at exercise prices ranging between $4.46 and $8.94 per share. All Seeker stock warrants were exchanged for Concur common stock in the June 1, 1999 merger.

IPO and Follow-On Offering

On December 16, 1998, the Company issued 3,365,000 shares of its common stock at an IPO price of $12.50 per share. The net proceeds to the Company from the offering, net of offering costs, were approximately $37.4 million. In connection with the IPO, warrants were exercised to purchase 225,000 shares of common stock at a price of $11.625 per share, resulting in additional proceeds to the Company totaling $2.6 million. Concurrent with the IPO, each outstanding share of the Company's redeemable convertible preferred stock was automatically converted into one share of common stock, and remaining preferred stock warrants for 2,237,454 shares were automatically converted into warrants for the purchase of 2,237,454 shares of common stock.

                   Notes to Consolidated Financial Statements
                               September 30, 2001

Note 8.  Stockholders' Equity (continued)

On April 16, 1999 the Company completed a follow-on offering of its common stock and issued an additional 2,018,620 shares at an offering price of $43.50. The net proceeds to the Company, net of offering costs, were approximately $82.2 million.

Private Placement to SAFECO and Nortel

On February 22, 2000, the Company entered into a Stock Purchase Agreement with SAFECO Corporation and Nortel Networks, Inc. for the purchase of 1,073,929 and 429,571 shares, respectively, of the Company's common stock at a purchase price of $23.28 per share, which was the closing price of the common stock on that date. The Company also entered into strategic marketing and distribution agreements with SAFECO Life Insurance Company ("SAFECO") and Nortel Networks Corporation ("Nortel") under which SAFECO and Nortel agreed to resell certain of the Company's products through their respective distribution networks and agreed to undertake joint marketing activities with the Company to promote certain of its products. Revenues generated from the joint marketing activities, if any, would be shared between the Company and the respective reseller. Through September 30, 2001, Concur has not recognized any revenue under these arrangements.

Under the terms of these agreements, the Company has granted SAFECO and Nortel warrants to purchase up to 3,750,000 and 1,500,000 shares of common stock, respectively. For each of these warrant holders, the warrants become exercisable only if the warrant holder achieves certain annual milestones relating to revenue, derived in connection with the arrangements described above over the next five years. The exercise price will be the greater of $30.26 or 50 percent of the fair value of the common stock price on prescribed dates. In the event these milestones are achieved or the achievement becomes probable, the Company may be required to record a significant non-cash charge throughout the remaining related service period to the extent that the fair value of the common stock exceeds the exercise price of the warrants at that time. The Company has not recorded an expense associated with these agreements to date and is uncertain whether these milestones will be achieved in the future. As of September 30, 2001, warrants to purchase 700,000 shares of the Company's common stock under these agreements have expired.

Shares Reserved

The Company has reserved shares of common stock for future issuance as follows:

                                                        September 30, 2001
                                                        ------------------

                  Outstanding stock options                      6,003,000
                  Stock Options available for grant:
                      1999 Stock Incentive Plan                    379,564
                      1998 Equity Incentive Plan                 2,595,802
                      Director Stock Option Plan                   130,750
                      Employee Stock Purchase Plan                   1,000
                  Warrants to purchase common stock              5,250,000
                                                                ----------
                  Total                                         14,360,116
                                                                ==========

Note 9.  Business Restructuring

In June 2000, the Company made a strategic decision to focus its resources on the Corporate Expense Management market. The Company realized the need to reevaluate its business in order to balance the needs and requests of its customers with its available management and financial resources. Also considered in this decision was the shift in the Company's revenue model, which caused the Company's cost and expense structure to be out of alignment with its revenue and cash stream. In connection with this decision, the Company designed a new operating plan to reduce costs and bring expenses in line with this change in the marketplace. Under the new operating plan, the Company discontinued Concur Procurement, its corporate procurement application, terminated the

                Concur Notes to Consolidated Financial Statements
                               September 30, 2001

Note 9.  Business Restructuring (continued)

Commerce Network, discontinued the planned integration of Concur Human Resources products group with its other Corporate Expense Management products, and effected a workforce reduction of 68 employees. As a result of this strategic decision, the Company recorded a restructuring charge in the quarter ended June 30, 2000, in the amount of $3.4 million. During the quarter ended March 31, 2001, the Company revised its estimates related to amounts needed for severance and termination benefits, facilities, and product marketing commitments, resulting in a reversal of restructuring charges previously recorded in the amount of $427,000. The reduction in these estimated costs is shown as a reduction in restructuring costs in the accompanying statement of operations for the period ended September 30, 2001. All liabilities related to this restructuring were paid or charged off as of September 30, 2001.

In March 2001, the Company sold its Concur Human Resources product line to MBH Solutions, Inc. ("MBH") to further its objective of focusing its resources on the Corporate Expense Management market. The transaction consisted of the sale of certain assets to, and the assumption of certain obligations by, MBH. Under the terms of the transaction, the Company received $100,000 on the closing of the transaction, and recorded it as a gain on sale, and is to receive future installment payments over three years totaling $2.3 million. The gain related to these installment payments will be recognized as the payments are received. This transaction resulted in a workforce reduction of 42 employees, the majority of whom continued employment with MBH. All employees were terminated by June 30, 2001.

As a result of this transaction and related restructuring costs, the Company recorded a net charge of $765,000 in the quarter ended March 31, 2001, which consisted of estimated restructuring liabilities in the amount of $943,000 net of a gain on the sale of assets to, and assumption of liabilities by, MBH in the amount of $178,000. Assets purchased by MBH included computer equipment and software and certain accounts receivable. Additionally, MBH assumed obligations to provide post-contract customer support to certain customers. As of September 30, 2001, the accrued liability was decreased by $72,000 due to a change in estimate of future amounts required, which is reflected as a decrease of the net restructuring charge in the accompanying statement of operations.

A detail of estimated restructuring costs by category and in total, less amounts paid or written down, as of September 30, 2001 is as follows (in thousands):


                                Restructuring                      Accrued                           Restructuring        Accrued
                                  Liability                     Restructuring    Restructuring   Liabilities Paid or  Restructuring
                                 Accrued in     Restructuring    Liability at     Liabilities      Written Down in     Liability at
           Description              2000      Liabilities Paid  Sept. 30, 2000  Accrued in 2001         2001          Sept. 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Severance and termination           $ 1,661          $ (1,062)         $   599           $    -            $   (599)           $   -
  benefits
Write-off of intangible and
  other assets                          800              (800)               -                -                   -                -
Abandoned facilities, leases
  and equipment costs                   328              (298)              30              341                (252)             119

Discontinued product marketing
  commitments                           272              (122)             150                                 (150)               -

Direct and incremental
  transaction fees                                                           -              433                (433)               -
Other                                   346              (100)             246              169                (312)             103
                                    -------          --------          -------           ------            --------            -----
Total                               $ 3,407          $ (2,382)         $ 1,025           $  943            $ (1,746)           $ 222
                                    =======          ========          =======           ======            ========            =====

Direct and incremental transaction fees include all professional fees paid in relation to the transaction, such as legal, accounting, and consulting charges.

                   Notes to Consolidated Financial Statements
                               September 30, 2001

Note 9.  Business Restructuring (continued)

A summary of restructuring charges recorded in fiscal 2001 and 2000 is as follows (in thousands):

                                                                             2001          2000
                                                                             ----          ----
         Restructuring liabilities recorded                                 $ 943         $ 3,407
         Write  down of  excess  liabilities  based on  change  in           (499)              -
         estimate
         Gain on sale of assets to, net of liabilities assumed by, MBH       (178)
                                                                            -----         -------
                                                                                                -
                                                                                                -
         Total                                                              $ 266         $ 3,407
                                                                            =====         =======


Note 10.  International Revenues

The Company licenses and markets its products primarily in the United States, and operates in a single industry segment. Information regarding revenues by geographic region for the past three fiscal years is as follows (in thousands):

                                                                Revenues
                                                                --------
                                                 2001             2000              1999
                                                 ----             ----              ----
         Country:
             United States                    $ 35,312          $ 30,687          $ 36,081
             Europe                              3,815             2,810               404
             Other                                 607               527               528
                                               -------          --------          --------
         Total                                $ 39,734          $ 34,024          $ 37,013
                                              ========          ========          ========

Note 11.  Related-Party Transactions

In December 1997, the Company entered into a strategic alliance agreement with American Express Company ("American Express"), a related party, under which American Express refers to the Company its corporate charge card customers that seek a Corporate Expense Management software solution. Under the terms of the agreement, American Express receives a fee for referring to the Company clients of American Express that become Concur customers. The fee varies based upon license revenue realized from referred customers. The Company is responsible for the entire sales effort and also for customer support and warranty services. In addition, in August 1998, the Company entered into a second agreement, a Co-branded Concur Expense Service Marketing Agreement with American Express Travel Related Services ("TRS"). Under the terms of the agreement, TRS receives a fee for marketing to TRS' clients a co-branded ASP version of Concur Expense. The marketing fee is based on the amount of revenue received. The Company is responsible for providing warranty and customer support services to these customers. Total costs under these agreements were $0, $24,500, and $433,000 for fiscal 2001, 2000, and 1999, respectively.

In November 1998, the Company entered into a strategic alliance agreement with ADP, Inc., a subsidiary of Automatic Data Processing, Inc. (ADP), under which ADP agreed to refer potential customers for Corporate Expense Management software products and services exclusively to the Company until December, 2001. The Company and ADP also agreed to jointly market the Company's Corporate Expense Management products and services to ADP customers. In connection with this agreement, an officer of ADP was provided a seat on the Company's Board of Directors. In May 2000, the Company and ADP entered into a second agreement under which ADP will market certain co-branded versions of Concur's ASP products on a commission basis. The agreement is effective until May 2005, unless terminated by either party. Total costs under these agreements were $702,000, $54,000 and $41,000 for fiscal 2001, 2000 and 1999, respectively.

In March 2000, the Company recorded $2.0 million in license revenue from an agreement to license Concur Expense, Concur Procurement, and Concur Human Resources to a stockholder of the Company. As a result of the Company's decision to discontinue Concur Procurement in June 2000, the stockholder returned Concur Procurement and the Company refunded $1.0 million for the return of this software. This refund was recorded as a reduction in license revenue in the quarter ended June 30, 2000. During fiscal 2001, the Company recorded $300,000 in revenues from this stockholder.

                   Notes to Consolidated Financial Statements
                               September 30, 2001

Note 11.  Related-Party Transactions (continued)

The Company recorded net revenues in the amount of $3.1 million, $282,000, and $1.1 million, respectively, for the sale of products and services to stockholders and other related parties during fiscal 2001, 2000, and 1999, respectively.

Accounts receivable from stockholders and related parties was $688,000 and $111,000 at September 30, 2001 and 2000, respectively. Accounts payable to stockholders and related parties was $255,000 and $16,000 at September 30, 2001 and 2000, respectively.

Note 12. License and Other Agreements

The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of product sales. These amounts totaled $507,000, $727,000, and $547,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

Note 13. Contingencies

Litigation

In July 2001, the Company and several of its current and former officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court for the Southern District of New York. The complaint generally alleges claims against the underwriters of the Company's initial public offering in December 1998, the Company, and several of the Company's current and former executives, based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. The plaintiffs in this lawsuit seek damages in an unspecified amount, which could be substantial. The Company believes this lawsuit is without merit and intends to defend itself vigorously.

From time to time, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's business, operating results, or financial condition.

Note 14. Subsequent Events (Unaudited)

In December 2001, the Company offered a voluntary stock option exchange program to its employees. The program allows employees, at their discretion, to cancel for exchange, before January 4,2002, unexercised stock options with an exercise price equal to or greater than $1.30 per share that were granted to eligible optionees under the Company's 1994 Stock Option Plan, 1998 Equity Incentive Plan, and the 1999 Stock Incentive Plan. In addition, if an employee elects to participate, any option granted to that employee within the six months preceding December 3, 2001 will be automatically cancelled, and those cancelled options with an exercise price equal to or greater than $1.30 per share will be eligible for exchange under the program. In exchange, it is expected that the employee will be granted a new replacement option to purchase a number of shares equal to two thirds of the number of shares subject to the eligible cancelled options at least six months and one day after the date that the cancelled options are accepted by the Company for exchange. The Company currently expects the replacement grant date to occur on or after July 5, 2002. The exercise price of the replacement option will be equal to the closing price of a share of the Company's common stock as reported on the NASDAQ National Market on the replacement grant date. Each replacement option will vest in accordance with a two and one-half year vesting schedule. Options to purchase a maximum of approximately 4,495,000 shares will be granted under the program, provided that the maximum number of eligible options are surrendered for cancellation and exchange. For financial reporting purposes, the stock option exchange program is not considered compensatory or variable, therefore, Concur does not anticipate recording stock compensation charges as a result of the implementation of the program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended September 30, 2001. The information required by this item is incorporated herein by reference to the Proxy Statement.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)

        1.   Financial Statements

             Consolidated Financial Statements of Concur Technologies, Inc.
             Report of Ernst & Young LLP, Independent Auditors ..............................................    31
             Consolidated Balance Sheets as of September 30, 2001 and 2000...................................    32
             Consolidated Statements of Operations for the years ended September 30, 2001, 2000, and 1999....    33
             Consolidated Statements of Stockholders' Equity (Deficit) for the years ended September 30,
             2001, 2000, and 1999............................................................................    34
             Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000, and 1999....    35
             Notes to Consolidated Financial Statements......................................................    36

        2.   Schedule

             The following financial statement schedule for the years ended September 30, 2001, 2000, and
             1999 should be read in conjunction with the consolidated financial statements of Concur
             Technologies, Inc. filed as part of this Annual Report on Form 10-K:

             Report of Ernst & Young LLP, Independent Auditors, on Financial Statement Schedule..............    55
             Schedule II--Valuation and Qualifying Accounts..................................................    56

             Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

         3.    Exhibits

               The following exhibits are filed as a part of this report:

                                                                                                Incorporated by Reference
                                                                                                --------------------------
Exhibit                                                                                               Date of        Exhibit   Filed
Number                   Exhibit Description                                     Form    File No.   First Filing     Number    Here
------                   -------------------                                     ----    --------   ------------     ------    ----
                                                                                                                               with
                                                                                                                               ----
2.01     Agreement and Plan of Reorganization, dated May 26, 1999,               8-K     000-25137     06/15/99        2.1
         among the Registrant, ConStar Acquisition Corp. and
         Seeker Software, Inc.
3.01     Registrant's Amended and Restated Certificate of                        S-8     333-70455     01/12/99       4.03
         Incorporation, as filed with Delaware Secretary of State
         on December 24, 1998.
3.02     Certificate of Designations of Series A Junior Preferred                8-A     000-25137     04/23/01        3.2
         Stock of Registrant.
3.03     Registrant's Amended and Restated Bylaws, as adopted on                 8-K     000-25137     04/23/01        4.1
         April 17, 2001.
4.01     Specimen Stock Certificate representing shares of                       S-1     333-62299     08/26/98       4.01
         Registrant's Common Stock.
4.02     Third Amended and Restated Information and Registration                 8-K     000-25137     06/15/99        2.1
         Rights Agreement dated May 26, 1999.
4.03     Amendment to Third Amended and Restated Information and                10-K     000-25137     12/29/00       4.03
         Registration Rights Agreement dated March 23, 2000.
4.04     Rights Agreement between Registrant and Wells Fargo N.A.                8-A     000-25137     04/23/01        4.1
         dated April 20, 2001.
10.01    Registrant's Amended and Restated 1994 Stock Option Plan                S-1     333-62299     08/26/98      10.01
         and related documents.
10.02    Registrant's Amended 1998 Equity Incentive Plan.                       10-Q     000-25137     05/15/01      10.02
10.03    Registrant's 1998 Employee Stock Purchase Plan and                      S-1     333-62299     08/26/98      10.03
         related documents.
10.04    Registrant's Amended 1998 Directors Stock Option Plan.                 10-Q     000-25137     05/15/01      10.02
10.05    Registrant's 401(k) Profit Sharing and Trust Plan.                      S-1     333-62299     08/26/98      10.05
10.06    Registrant's 1999 Stock Incentive Plan.                                 S-8     333-31190     02/28/00       4.09
10.07    Form of Indemnity Agreement entered into by Registrant                  S-1     333-62299     08/26/98      10.06
         with each of its directors and executive officers.
10.08    Warrant, dated August 11, 1998, to purchase shares of                   S-1     333-62299     08/26/98      10.11
         Registrant's Series E Preferred Stock issued by Registrant to TRS.

10.09    Facility Lease, dated October 31, 1997, between                         S-1     333-62299     08/26/98      10.14
         Registrant and CarrAmerica Realty Corporation, as amended
         on April 10, 1998.
10.10    Third Amendment to Lease, dated February 11, 1999,                      S-1     333-74685     03/19/99      10.27
         between Registrant and CarrAmerica Realty Corporation.
10.11    Sublease, dated February 1, 1999, between Registrant and                S-1     333-74685     03/19/99      10.28
         Emerging Technology Solutions, Inc. (ETSI).
10.12    Facility Sublease Agreement, dated September 23, 1999,                 10-K            --     12/29/99      10.35
         between Registrant and Cardiac Pacemakers, Inc.
10.13    Security and Loan Agreement, dated September 3, 1997,                   S-1     333-62299     08/26/98      10.20
         between Registrant and Imperial Bank.

                                                                                        Incorporated by Reference
                                                                                        -------------------------
Exhibit                                                                                           Date of      Exhibit    Filed
Number                      Exhibit Description                         Form       File No.    First Filing    Number    Herewith
------                      -------------------                         ----       --------    ------------    ------    --------
10.14    Addendum to Security and Loan Agreement, dated September         S-1     333-62299       08/26/98      10.21
         3, 1997, between Registrant and Imperial Bank.
10.15    Second Amendment to Loan Documents, dated April 28, 1998,        S-1     333-62299       08/26/98      10.22
         between Registrant and Imperial Bank.
10.16    Third Amendment to Security and Loan Agreement and               S-1     333-74685       03/19/99      10.29
         Addendum to Security and Loan Agreement, dated March 15,
         1999, between Registrant and Imperial Bank.
10.17    Stock Purchase Agreement, dated February 22, 2000, among        10-K     000-25137       12/29/00      10.31
         the Company, SAFECO Corporation and Nortel Networks, Inc.
10.18    Joint Marketing and Sales Representative Agreement dated        10-K     000-25137       12/29/00      10.32
         May 17, 2000 between Registrant and ADP, Inc.*
10.19    Letter Agreement, dated June 6, 2000, between Registrant        10-K     000-25137       12/29/00      10.29
         and Stephen A. Yount.
10.20    Letter Agreement, dated April 19, 2000, between                   --            --             --         --        X
         Registrant and John F. Adair.
10.21    Letter Agreement, dated June 29, 2000, between Registrant         --            --             --         --        X
         and Kyle R. Sugamele.
10.22    Letter Agreement, dated April 2, 1996, between Registrant         --            --             --         --        X
         and Scott Schwisow.
10.23    Letter Agreement, dated May 17, 2001, between Registrant          --            --             --         --        X
         and Simon Nelson.
21.01    List of Registrant's subsidiaries.                                --            --             --         --        X
23.01    Consent of Ernst & Young LLP, Independent Auditors.               --            --             --         --        X
24.01    Power of Attorney (see page 54 of this report).                   --            --             --         --        X

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

         (b) Reports on Form 8-K

         On April 23, 2001, Registrant filed a Current Report on Form 8-K relating to its announcement on April 23, 2001 of the Registrant's adoption of a new stockholder rights plan.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CONCUR TECHNOLOGIES, INC.

December 21, 2001           By:                /s/ S. Steven Singh
                                ------------------------------------------------
                                               S. Steven Singh
                                President, Chief Executive Officer and Chairman of the Board

        Each person whose signature appears below hereby constitutes and appoints S. Steven Singh and John F. Adair, jointly and severally, his attorney in fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                           Name                                        Title                                  Date
                           ----                                        -----                                  ----
Principal Executive Officer:

                   /s/ S. Steven Singh                     President, Chief Executive Officer        December 21, 2001
---------------------------------------------------------
                   S. Steven Singh                         and Chairman of the Board

Principal Financial Officer
and Principal Accounting Officer:

                    /s/ John F. Adair                      Chief Financial Officer                   December 21, 2001
---------------------------------------------------------
                    John F. Adair

Directors:

                  /s/ Michael W. Hilton                    Director                                  December 21, 2001
---------------------------------------------------------
                  Michael W. Hilton

                 /s/ Norman A. Fogelsong                   Director                                  December 21, 2001
---------------------------------------------------------
                 Norman A. Fogelsong

                  /s/ Russell P. Fradin                    Director                                  December 21, 2001
---------------------------------------------------------
                  Russell P. Fradin

                 /s/ Michael J. Levinthal                  Director                                  December 21, 2001
---------------------------------------------------------
                 Michael J. Levinthal

                 /s/ William P. Hannon                     Director                                  December 21, 2001
---------------------------------------------------------
                 William P. Hannon

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

We have audited the consolidated financial statements of Concur Technologies, Inc. as of September 30, 2001 and 2000, and for each of the three years in the period ended September 30, 2001, and have issued our report thereon dated November 2, 2001 (included elsewhere in this annual report). Our audits also included the financial statement schedule listed in Item 14 (a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Seattle, Washington
November 2, 2001

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            CONCUR TECHNOLOGIES, INC.
                               September 30, 2001

                      Column A                           Column B                Column C                Column D       Column E
                      --------                           --------                --------                --------       --------
                                                                                 Additions                  (1)
                                                                                 ---------
                                                                                         Charged to
                                                         Balance at      Charged to        Other                        Balance at
                                                        Beginning of     Costs and       Accounts--      Deduction--      End of
                     Description                           Period         Expenses        Describe        Describe        Period
                     -----------                           ------         --------        --------        --------        ------
Year ended September 30, 2001:
   Deducted from asset accounts:
     Allowance for doubtful accounts...................   $ 973,771     $   280,000           $  --      $  275,259     $ 978,512
Year ended September 30, 2000:
   Deducted from asset accounts:
     Allowance for doubtful accounts...................     870,160       1,486,172              --       1,382,561       973,771
Year ended September 30, 1999:
   Deducted from asset accounts:
     Allowance for doubtful accounts...................     619,401         539,803              --         289,044       870,160

     (1) Uncollectible accounts written off, net of recoveries.

                                  EXHIBIT INDEX

                                                                                         Incorporated by Reference
                                                                                         -------------------------
Exhibit                                                                                              Date of      Exhibit    Filed
Number                         Exhibit Description                         Form       File No.    First Filing    Number    Herewith
------                         -------------------                         ----       --------    ------------    ------    --------

2.01        Agreement and Plan of Reorganization, dated May 26, 1999,        8-K     000-25137       06/15/99        2.1
            among the Registrant, ConStar Acquisition Corp. and
            Seeker Software, Inc.
3.01        Registrant's Amended and Restated Certificate of                 S-8     333-70455       01/12/99       4.03
            Incorporation, as filed with Delaware Secretary of State
            on December 24, 1998.
3.02        Certificate of Designations of Series A Junior Preferred         8-A     000-25137       04/23/01        3.2
            Stock of Registrant.
3.03        Registrant's Amended and Restated Bylaws, as adopted on          8-K     000-25137       04/23/01        4.1
            April 17, 2001.
4.01        Specimen Stock Certificate representing shares of                S-1     333-62299       08/26/98       4.01
            Registrant's Common Stock.
4.02        Third Amended and Restated Information and Registration          8-K     000-25137       06/15/99        2.1
            Rights Agreement dated May 26, 1999.
4.03        Amendment to Third Amended and Restated Information and         10-K     000-25137       12/29/00       4.03
            Registration Rights Agreement dated March 23, 2000.
4.04        Rights Agreement between Registrant and Wells Fargo N.A.         8-A     000-25137       04/23/01        4.1
            dated April 20, 2001.
10.01       Registrant's Amended and Restated 1994 Stock Option Plan         S-1     333-62299       08/26/98      10.01
            and related documents.
10.02       Registrant's Amended 1998 Equity Incentive Plan.                10-Q     000-25137       05/15/01      10.02
10.03       Registrant's 1998 Employee Stock Purchase Plan and               S-1     333-62299       08/26/98      10.03
            related documents.
10.04       Registrant's Amended 1998 Directors Stock Option Plan.          10-Q     000-25137       05/15/01      10.02
10.05       Registrant's 401(k) Profit Sharing and Trust Plan.               S-1     333-62299       08/26/98      10.05
10.06       Registrant's 1999 Stock Incentive Plan.                          S-8     333-31190       02/28/00       4.09
10.07       Form of Indemnity Agreement entered into by Registrant           S-1     333-62299       08/26/98      10.06
            with each of its directors and executive officers.
10.08       Warrant, dated August 11, 1998, to purchase shares of            S-1     333-62299       08/26/98      10.11
            Registrant's Series E Preferred Stock issued by Registrant to
            TRS.
10.09       Facility Lease, dated October 31, 1997, between                  S-1     333-62299       08/26/98      10.14
            Registrant and CarrAmerica Realty Corporation, as amended
            on April 10, 1998.
10.10       Third Amendment to Lease, dated February 11, 1999,               S-1     333-74685       03/19/99      10.27
            between Registrant and CarrAmerica Realty Corporation.
10.11       Sublease, dated February 1, 1999, between Registrant and         S-1     333-74685       03/19/99      10.28
            Emerging Technology Solutions, Inc. (ETSI).
10.12       Facility Sublease Agreement, dated September 23, 1999,          10-K            --       12/29/99      10.35
            between Registrant and Cardiac Pacemakers, Inc.
10.13       Security and Loan Agreement, dated September 3, 1997,            S-1     333-62299       08/26/98      10.20
            between Registrant and Imperial Bank.

                                                                                         Incorporated by Reference
                                                                                         -------------------------
Exhibit                                                                                              Date of      Exhibit    Filed
Number                         Exhibit Description                         Form       File No.    First Filing    Number    Herewith
------                         -------------------                         ----       --------    ------------    ------    --------

10.14       Addendum to Security and Loan Agreement, dated September         S-1     333-62299       08/26/98      10.21
            3, 1997, between Registrant and Imperial Bank.
10.15       Second Amendment to Loan Documents, dated April 28, 1998,        S-1     333-62299       08/26/98      10.22
            between Registrant and Imperial Bank.
10.16       Third Amendment to Security and Loan Agreement and               S-1     333-74685       03/19/99      10.29
            Addendum to Security and Loan Agreement, dated March 15,
            1999, between Registrant and Imperial Bank.
10.17       Stock Purchase Agreement, dated February 22, 2000, among        10-K     000-25137       12/29/00      10.31
            the Company, SAFECO Corporation and Nortel Networks, Inc.
10.18       Joint Marketing and Sales Representative Agreement dated        10-K     000-25137       12/29/00      10/32
            May 17, 2000 between Registrant and ADP, Inc.*
10.19       Letter Agreement, dated June 6, 2000, between Registrant        10-K     000-25137       12/29/00      10.29
            and Stephen A. Yount.
10.20       Letter Agreement, dated April 19, 2000, between                   --            --             --         --        X
            Registrant and John F. Adair.
10.21       Letter Agreement, dated June 29, 2000, between Registrant         --            --             --         --        X
            and Kyle R. Sugamele.
10.22       Letter Agreement, dated April 2, 1996, between Registrant         --            --             --         --        X
            and Scott Schwisow.
10.23       Letter Agreement, dated May 17, 2001, between Registrant          --            --             --         --        X
            and Simon Nelson.
21.01       List of Registrant's subsidiaries.                                --            --             --         --        X
23.01       Consent of Ernst & Young LLP, Independent Auditors.               --            --             --         --        X
24.01       Power of Attorney (see page 54 of this report).                   --            --             --         --        X

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