Form 10-Q
period 2001-12-31
CONCUR TECHNOLOGIES INC
filed 2002-02-14
CIK 1066026

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ______________

                                    FORM 10-Q

                                 ______________

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2001         Commission file number: 0-25137

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

                                 Yes [X] No [_]

     As of January 31, 2002, there were 25,847,480 shares of the Registrant's Common Stock outstanding.

================================================================================

                            CONCUR TECHNOLOGIES, INC.

                                    FORM 10-Q
                                DECEMBER 31, 2001

                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets as of December 31, 2001 and September 30, 2001 .....................    3

          Consolidated Statements of Operations for the three months ended December 31, 2001
          and 2000 .......................................................................................    4

          Consolidated Statements of Cash Flows for the three months ended December 31, 2001
          and 2000 .......................................................................................    5

          Notes to Consolidated Financial Statements .....................................................    6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......    9

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .................................   22


PART II. OTHER INFORMATION ...............................................................................   23

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            Concur Technologies, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                      December 31,  September 30,
                                                                     -----------------------------
                                                                          2001           2001
                                                                     ------------    -------------
Assets
Current assets:
   Cash and cash equivalents                                           $  19,761      $  22,650
   Marketable securities                                                   2,001          4,065
   Accounts receivable, net of allowance for doubtful accounts of $963 at December 31, 2001 and $979 at September 30, 2001 (1)
                                                                           4,797          6,211
   Prepaid expenses and other current assets                               1,335            918
                                                                       ---------      ---------
Total current assets                                                      27,894         33,844

Property and equipment, net                                                6,146          6,706
Deposits and other assets                                                    188            433
                                                                       ---------      ---------
Total assets                                                           $  34,228      $  40,983
                                                                       =========      =========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                    $   1,840      $   1,715
   Accrued payroll and benefits                                            1,580          3,865
   Accrued commissions                                                       592            949
   Other accrued liabilities                                               4,909          4,755
   Current portion of long-term debt                                         504            926
   Current portion of capital lease obligations                              470            770
   Deferred revenues                                                       5,710          5,118
                                                                       ---------      ---------
Total current liabilities                                                 15,605         18,098

Capital lease obligations, net of current portion                             --              7
Accrued rent expense                                                          82            101

Stockholders' equity:
Common stock, par value $0.001 per share:
   Authorized shares - 60,000,000; Issued and outstanding shares -
   25,828,467 and 25,814,422 at December 31, 2001 and September 30,
   2001, respectively                                                    223,248        223,245
Accumulated deficit                                                     (204,707)      (200,468)
                                                                       ---------      ---------
Total stockholders' equity                                                18,541         22,777
                                                                       ---------      ---------
Total liabilities and stockholders' equity                             $  34,228      $  40,983
                                                                       =========      =========

                             See accompanying notes.

(1) Includes amounts due from related parties of $469,000 and $688,000 at December 31, 2001 and September 30, 2001, respectively.

                            Concur Technologies, Inc.

                      Consolidated Statements of Operations

                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended
                                                                   December 31,
                                                             ------------------------
                                                                2001          2000
                                                             ----------    ----------
        Revenues:
           License                                           $   2,157     $   3,875
           ASP                                                   2,002           732
           Services                                              5,896         5,796
                                                             ---------     ---------
        Total revenues (1)                                      10,055        10,403

        Cost of revenues:
           License                                                 111           117
           ASP                                                   2,606         1,819
           Services                                              2,765         3,873
                                                             ---------     ---------
        Total cost of revenues                                   5,482         5,809

        Gross profit                                             4,573         4,594

        Operating expenses:
           Sales and marketing                                   4,196         7,280
           Research and development                              2,535         5,200
           General and administrative                            2,167         3,165
                                                             ---------     ---------
        Total operating expenses                                 8,898        15,645
                                                             ---------     ---------
        Loss from operations                                    (4,325)      (11,051)

        Interest income                                            142           799
        Interest expense                                           (70)         (245)
        Other expense, net                                          14           (10)
                                                             ---------     ---------
        Net loss                                             $  (4,239)    $ (10,507)
                                                             =========
                                                                           =========

        Basic and diluted net loss per share                 $   (0.16)    $   (0.42)
                                                             =========     =========
        Shares used in calculation of basic and diluted net
           loss per share                                       25,817        25,272
                                                             =========     =========

                             See accompanying notes.

        (1) Includes sales to related parties of $584,000 and $243,000 in the periods ended December 31, 2001 and 2000, respectively.

                            Concur Technologies, Inc.


                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                     December 31,
                                                                            -------------------------------
                                                                                 2001               2000
                                                                            ----------            ---------
Operating activities

Net loss                                                                      $ (4,239)            $(10,507)
Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of deferred stock compensation                                    --                   45
     Depreciation                                                                1,555                1,669
     Provision for bad debts                                                        --                  610
     Changes in operating assets and liabilities:
       Accounts receivable                                                       1,414                  737
       Prepaid expenses, deposits, and other assets                               (172)                 563
       Accounts payable                                                            125                 (605)
       Accrued liabilities and accrued commissions                              (2,507)              (1,632)
       Deferred revenues                                                           592                 (116)
                                                                              --------             --------
Net cash used in operating activities                                           (3,232)              (9,236)
                                                                              --------             --------

Investing activities
Purchases of property and equipment                                               (995)                (870)
Purchase of marketable securities                                               (2,000)                (354)
Maturity of marketable securities                                                4,064               21,500
                                                                              --------             --------
Net cash provided by investing activities                                        1,069               20,276
                                                                              --------             --------

Financing activities
Proceeds from issuance of common stock from exercise of
   stock options                                                                     3                    3
Proceeds from issuance of common stock in connection with Employee
   Stock Purchase Plan                                                              --                  412
Payments on borrowings                                                            (422)                (955)
Payments on capital leases                                                        (307)                (623)
                                                                              --------             --------
Net cash used in financing activities                                             (726)              (1,163)
                                                                              --------             --------

Net (decrease) increase in cash and cash equivalents                            (2,889)               9,877
Cash and cash equivalents at beginning of period                                22,650               12,224
                                                                              --------             --------

Cash and cash equivalents at end of period                                    $ 19,761             $ 22,101
                                                                              ========             ========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                        $     68             $    231
                                                                              ========             ========

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001
                                   (Unaudited)


NOTE 1.  DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Description of the Company

         Concur Technologies, Inc. ("Concur" or the "Company") is a leading provider of Corporate Expense Management software and services that automate costly and inefficient business processes. The Company's software products include Concur Expense(TM) software for automating travel and entertainment expense management, Concur Payment(TM) software for automating employee requests for vendor payments, and Concur Time(TM) software for automating time tracking and reporting. These software products are designed to meet the needs of businesses of all sizes through license and application service provider ("ASP") models. The Company offers its products on a license basis primarily to large companies that want a highly-configurable solution that is managed in-house and delivered over a corporate intranet. The Company also offers its Concur Expense product on an ASP basis primarily to mid-size companies that want a configured solution provided on an outsourced basis over the Internet. The Company offers its products through a direct sales organization as well as indirect channels. The Company was originally incorporated in the state of Washington on August 19, 1993 and operations commenced during 1994. On November 25, 1998, the Company was reincorporated in the State of Delaware and completed the initial public offering of its common stock on December 16, 1998.

Unaudited Interim Financial Information

         The financial information as of December 31, 2001, and for the three months ended December 31, 2001 and 2000, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2001, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Operating results for the three months ended December 31, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year.

         The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Principles of Consolidation

         The consolidated financial statements include the accounts of Concur Technologies, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition Policy

         The Company delivers its products in the form of software licenses and, beginning in early fiscal year 2000, by providing customers access to its software on a hosted basis in an ASP model.

         License revenues are comprised primarily of fees for the delivery of software licenses. Revenues resulting from those fees are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable and vendor-specific objective evidence (VSOE) exists to allocate the total fee to any undelivered products or services ("elements") of the arrangement. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectability is not considered probable, revenue is recognized when the fee is collected. VSOE for all elements is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by management, if it is probable that the price will not change before market introduction. The

Company's software license contracts include a standard software performance warranty provision. The Company accounts for potential warranty claims in accordance with Statement of Financial Accounting Standards No. 5. To date, the company has experienced minimal warranty claims. The Company's software license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

         Revenues resulting from ASP services, which consist primarily of set-up and usage fees, as well as direct and incremental costs related to set-up consisting primarily of labor and hardware costs, are all recognized over the expected lives of the related agreements. Because the Company's ASP services have been commercially available for only a short period of time, set-up fees and related costs are currently amortized over the contractual lives of the related agreements, which are typically two years. The Company continues to evaluate and will adjust this amortization period as more information becomes available regarding the expected life of the related agreements, such as customer contract renewals and contract terminations. Usage fees related to ASP services are recognized monthly as services are provided to customers. Set-up fees, net of related costs, and other billed amounts due from customers in excess of recognizable revenue are recorded as deferred revenue.

         In some cases, revenues generated from ASP services are derived from arrangements with strategic reseller partners. These revenues are recorded on a gross basis, with the amounts paid to the strategic partners recognized as cost of sales, when the Company assumes the related business risks such as performance and credit risk. Such business risks are evidenced when the Company is responsible for delivery of the service, establishes pricing of the arrangement and, among other things, instances in which the Company is the primary obligor in the arrangement. Otherwise, these revenues are recorded on a net basis. Currently, all revenues from ASP services are recorded on a gross basis. Related sales commissions paid to our channel support personnel are recorded as a selling expense.

         Services revenues earned from customers that license the Company's software result from customer support agreements and consulting services such as system implementation and integration, planning, data conversion, training and development, and documentation of procedures. Maintenance agreements provide for technical support and include the right to receive unspecified upgrade if-and-when available. When software licenses and services are sold together, the services are evaluated to determine whether they are essential to the functionality of the software. Our services are typically not considered essential to the functionality of the software and, therefore, revenues related to such services are recognized as the services are performed. When services are considered essential, revenues under the arrangement are recognized using the percentage of completion method of contract accounting. Consulting services are primarily performed on a time-and-materials basis under separate service arrangements. Customer support agreements provide for technical support and include the right to unspecified upgrades on an if-and-when-available basis. Revenues from customer support agreements are recognized ratably over the life of the related agreement, which is typically one year.

Liquidity

         The Company continues to incur losses from operating results and had total stockholders' equity of $18.5 million at December 31, 2001, including an accumulated deficit of $204.7 million. As a result of its significant product development, customer support, and selling and marketing efforts, the Company has required substantial working capital to fund its operations. To date, equity offerings have been the Company's principal external source of liquidity. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and anticipated capital expenditures through at least December 31, 2002. Any substantial inability to achieve the current business plan could have a material adverse impact on the Company's financial position, liquidity, or results of operations and could require the Company to reduce expenditures or seek additional debt or equity financing to enable it to continue operations through December 31, 2002. Management believes that it will be able to reduce expenditures sufficiently to sustain operations through at least December 31, 2002 if no such debt or equity financing were available.

Net Loss Per Share

         Basic and diluted net loss per share is calculated using the weighted-average number of shares of common stock outstanding. Other common stock equivalents, including convertible preferred stock, stock options, and warrants, are excluded from the computation, as their effect is anti-dilutive.

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

NOTE 2.  STOCK OPTION EXCHANGE PROGRAM

         In December 2001, the Company offered a voluntary stock option exchange program to its employees. The program allowed eligible employees, at their discretion before January 4, 2002, to elect to cancel unexercised stock options with an exercise price equal to or greater than $1.30 per share that were previously granted to such employees under the Company's 1994 Stock Option Plan, 1998 Equity Incentive Plan, and 1999 Stock Incentive Plan. Any option granted within the six months preceding December 3, 2001 to an employee who elected to participate in the program was automatically cancelled, and those cancelled options with an exercise price equal to or greater than $1.30 per share became eligible for exchange under the program. Each participating employee is eligible to receive a replacement option to purchase a number of shares equal to two-thirds of the number of eligible cancelled options, provided that the participating employee remains employed by the Company on the date that the replacement options are granted. The replacement options will be granted at least six months and one day after the date that the cancelled options are accepted by the Company for exchange. The Company currently expects the replacement grant date to occur on or after July 5, 2002. The exercise price of the replacement option will be equal to the closing price of a share of the Company's common stock as reported on the Nasdaq National Market on the replacement grant date. Each replacement option will vest fully in 30 months after the replacement grant date, with 40% vesting on the first anniversary of the replacement grant date and 3.3334% vesting monthly for 18 months thereafter. The replacement options will expire ten years from the replacement grant date. Other terms and conditions of the new options will be substantially similar to those of the cancelled options.

         The expiration date for participation in this stock option exchange program was January 4, 2002. At that time, options to purchase 374,552 shares were surrendered in the program, out of options to purchase approximately 4,495,000 shares that were eligible to participate in the program. If all participating optionees are employees of the Company upon issuance of the replacement options, options to purchase approximately 250,000 shares will be granted at the replacement option exercise price upon the replacement grant date. The members of the Board were not eligible to participate in the program, and no executive officer elected to participate in the program.

         For financial reporting purposes, the stock option exchange program is not considered compensatory or variable; therefore, Concur does not anticipate recording stock compensation charges as a result of the implementation of the program.

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

Overview

         Concur Technologies, Inc. is a leading provider of Web-based Corporate Expense Management software and services that automate costly and inefficient business processes, allowing companies to leverage their most limited resources: time, money, knowledge, and energy. Our software products include Concur Expense(TM) software for automating travel and entertainment expense management, Concur Payment(TM) software for automating employee requests for vendor payments, and Concur Time(TM) software for automating time tracking and reporting. These software products are designed to meet the needs of businesses of all sizes through both license and application service provider ("ASP") models. We offer our products on a license basis primarily to large companies that want a highly-configurable solution that is managed in-house and delivered over a corporate intranet. We also offer Concur Expense as a service on an ASP delivery basis primarily to mid-size companies that want a configured solution provided on an outsourced basis over the Internet. We offer our products through a direct sales organization as well as through indirect channels.

         Since 1996, more than 950 companies, including AT&T, Citigroup, DaimlerChrysler, DuPont, First Union, and Pfizer, have licensed over 2.5 million employees to use our market-leading software and services to reduce their costs, increase their productivity, improve compliance with their business policies, and expand their knowledge base with respect to their internal business processes. Our strategic relationships include more than 50 world-class organizations such as ADP, Inc., American Express, KPMG Consulting, Inc., Microsoft Corporation, and Microsoft Great Plains Business Solutions.

         We were incorporated in 1993 and commenced operations in fiscal 1994, initially developing QuickXpense, a retail, shrink-wrapped application that automated travel and entertainment expense reporting for individuals. We first shipped QuickXpense in fiscal 1995 and sold it through a combination of retail channels and direct marketing, utilizing a small sales force and no consulting or implementation staff. Over time, businesses began seeking automation of enterprise-wide travel and entertainment expense management processes, including back-office processing and integration to financial systems. In July 1996, in response to this demand, we significantly expanded our product development efforts and released Concur Expense, a client-server based Corporate Expense Management software product. In March 1998, we released a Web-based version of Concur Expense, which utilizes the Internet and corporate intranets to reach employees in an enterprise. This product has accounted for a majority of Concur Expense license revenues since its release.

         On June 30, 1998, we acquired 7Software, Inc., a privately held software company and the developer of Concur Procurement, in a transaction accounted for as a purchase.

         On June 1, 1999, we acquired Seeker Software, Inc., a privately held software company and developer of Concur Human Resources, in a transaction accounted for as a pooling of interests. Upon our acquisition of Seeker Software, it was our intention to integrate Concur Human Resources with Concur Expense and Concur Procurement as a suite of solutions through a common user interface known as Concur eWorkplace.

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

Important Accounting Principles

         Revenue Recognition. License revenues are comprised primarily of fees for the delivery of software licenses. We recognize license revenues when we obtain a signed contract from our customer, we have delivered the software, the amount of the transaction is fixed or determinable, collectability from that customer is probable, and we have the ability to allocate to any undelivered products or services in the transaction their respective fair values. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectability is not considered probable, revenue is recognized when the fee is collected. Our software license contracts typically include an industry standard software performance warranty for which the Company provides a reserve based on historical experience. To date, the Company has experienced minimal warranty claims. However, our software license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

         Revenues from ASP services, which consist primarily of one-time set-up fees and monthly usage fees, as well as costs incurred directly for this one-time set-up such as labor and hardware costs, are all recognized over the expected lives of the relationship with the customer. Because our ASP services have been commercially available for only a short period of time, we are currently amortizing set-up fees and the related costs over the contractual lives of the related agreements, which are typically two years. We will continue to evaluate and adjust this amortization period as we gain more experience with customer contract renewals and contract cancellations. It is possible, based on that experience, that in the future we will extend the period over which we amortize such set-up fees. We recognize ASP usage fees monthly as the service is provided to the customer. Set-up fees net of set-up costs and other amounts that are billed to our customers in excess of the amounts currently recognizable are recorded as deferred revenue on our balance sheet.

         Some of our ASP revenues are generated from sales made through our reseller partners, ADP and Microsoft Great Plains Business Solutions. Where we assume the majority of the business risks associated with providing ASP services, such as hosting, set-up, establishing pricing, or the risk of credit loss, we record these revenues on a gross basis with amounts paid to our reseller partners being recognized as cost of sales. If a reseller partner were to assume the majority of these risks, we would record associated ASP revenues net of the amounts paid to the reseller partner. Currently, all revenues from ASP services are recorded on a gross basis. Sales commissions paid to our channel support personnel are recorded as a selling expense.

         Services revenues consist of fees from software maintenance agreements with customers that have purchased our license software and consulting services. Maintenance agreements provide for technical support and include the right to receive unspecified upgrades and enhancements to our software products. Revenues from maintenance agreements are recognized ratably over the life of the related agreement, which is typically one year. Consulting services consist of initial systems implementation of our software products, implementation of upgrades and enhancements to our software products, and other services, such as planning, data conversion, training, and documentation of procedures. Our consulting services are primarily performed on a time-and-materials basis. When we sell our software and consulting services together, the consulting services are evaluated to determine whether they are essential to the functionality of the software. If our consulting services were to be considered essential to the functionality of the software, both the software and consulting services revenues would be recognized using the percentage of completion method of contract accounting. However, our services typically are not considered essential to the functionality of the software, so we recognize software revenues as described above and we recognize consulting services revenues as the services are performed.

         Reserves and Estimates. Preparing our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts recorded as revenues and expenses. In particular, our financial statements include reserves against revenues, and reserves against general and administrative expenses for accounts receivable we believe will prove to be uncollectible. We provide an allowance for bad debts as well as revenue reserves based on historical experience, current and expected economic trends, and specific information about customer accounts. These estimates could change if actual results could differ materially from those estimates based on more accurate information in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Selected Financial Data

         The following table sets forth certain financial data, derived from the Company's unaudited statements of operations, as a percentage of total revenues, for the periods indicated. The operating results for the three months ended December 31, 2001 and 2000, are not necessarily indicative of the results that may be expected for any future period.

                                                   Three Months Ended
                                                      December 31,
                                               ------------------------
                                                  2001            2000
                                               ---------      ---------

     Revenues:
        License                                   21.5%           37.3%
        ASP                                       19.9             7.0
        Services                                  58.6            55.7
                                                 -----           -----
     Total revenues                              100.0           100.0

     Cost of revenues:
        License                                    1.1             1.1
        ASP                                       25.9            17.5
        Services                                  27.5            37.2
                                                 -----           -----
     Total cost of revenues                       54.5            55.8
                                                 -----           -----
     Gross profit                                 45.5            44.2

     Operating expenses:
        Sales and marketing                       41.7            70.0
        Research and development                  25.2            50.0
        General and administrative                21.6            30.4
                                                 -----           -----
     Total operating expenses                     88.5           150.4
                                                 -----           -----
     Loss from operations                        (43.0)         (106.2)

     Interest income                               1.4             7.7
     Interest expense                             (0.7)           (2.4)
     Other expense, net                            0.1            (0.1)
                                                 -----           -----
     Net loss                                    (42.2)%        (101.0)%
                                                 =====           =====

Revenues

                                             Quarters Ended December 31,
         (dollars in thousands)          2001          2000         Change
                                         ----          ----         ------
         License                         $2,157        $3,875        (44.3)%
         ASP                              2,002           732        173.5 %
         Services                         5,896         5,796          1.7 %
                                        -------       -------       ------
         Total revenues                 $10,055       $10,403         (3.3)%

         License Revenues. License revenues consist of license fees for our software products, which we sell through our direct sales organization, and through strategic referral and reseller arrangements, in the United States and in international markets. The decrease in license revenues for the quarter ended December 31, 2001 from that ended December 31, 2000 reflects our discontinuation of sales of Concur Human Resources resulting from our divestiture of the Concur Human Resources product line in March 2001. In addition, for the quarter ended December 31, 2001, we experienced a decrease in demand for our software as a result of a generally weak economic environment in that quarter.

         ASP Revenues. ASP revenues consist of monthly fees that customers pay to use our ASP services, as well as amortization of set-up and consulting fees paid by customers. We market our ASP services through our direct sales organization, and through strategic referral and reseller arrangements, in the United States and in international markets. Demand for our ASP services has increased since launching these services in the first quarter of fiscal 2000, which was driven in part by the introduction of sales through our strategic relationships. In May 2000, we entered into a strategic relationship with ADP, Inc., under which ADP markets our ASP services to its existing customers and to potential new customers. In June 2001, we signed a reseller agreement with Microsoft Great Plains Business Solutions, under which Microsoft Great Plains Business Solutions agreed to resell and jointly market our ASP services to its existing customers and to potential new customers through its value-added reseller network. The majority of new ASP sales during the quarter ended December 31, 2001 occurred through these indirect channels, nearly all of which were through ADP. We expect ASP revenues to continue to grow during fiscal 2002 as a result of the continued development of our existing strategic relationships, and to a lesser extent, as we focus our direct sales efforts on large sales opportunities for ASP services.

         Services Revenues. Services revenues consist of customer support fees, consulting services fees, and training fees. The increase in services revenues in the quarter ended December 31, 2001, compared to the quarter ended December 31, 2000, primarily reflects additional consulting services provided to implement upgrades and enhancements of Concur Expense. We expect consulting services revenues to fluctuate based on new sales of our products, as well as demand associated with implementation of future upgrades and enhancements of our products.

         International Revenues. Revenues from licenses and services to customers outside the United States were $773,000 and $959,000 for the quarters ended December 31, 2001, and December 31, 2000, respectively. Historically, as a result of the relatively small amount of our international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

Cost of Revenues

                                                   Quarters Ended December 31,
         (dollars in thousands)                 2001        2000        Change
                                                ----        ----        ------
         Cost of license revenues             $   111      $  117       (5.1)%
         Percentage of license revenues           5.1%        3.0%
         Cost of ASP revenues                   2,606       1,819       43.3 %
         Percentage of ASP revenues             130.2%      248.5%
         Cost of  services revenues             2,765       3,873      (28.6)%
         Percentage of services revenues         46.9%       66.8%
                                              -------     -------
         Total cost of revenues               $ 5,482     $ 5,809       (5.6)%
         Percentage of total revenues            54.5%       55.8%


         Cost of License Revenues. Cost of license revenues consists mainly of royalties for sub-licensing third-party software, and, to a lesser extent, the costs of manuals, media, and duplication for our licensed products. We expect that the cost of license revenues will continue to fluctuate modestly in relation to changes in the overall demand for our license products.

         Cost of ASP Revenues. Cost of ASP revenues consists of salaries, server costs and fees, co-location and telecommunication charges, strategic referral and reseller fees, and amortization of deferred set-up costs. The cost of ASP revenues for the quarter ended December 31, 2001 increased from the quarter ended December 31, 2000 primarily due to growth of amortized customer set-up costs incurred in prior quarters and recognized over time. To a lesser extent, this increase was also a result of increased infrastructure costs required to accommodate the current and near-term growth of our ASP business, as well as incremental costs incurred to support a larger customer base, such as referral and reseller fees, telecommunication charges, and server and storage fees. We expect the cost of ASP revenues to grow during fiscal 2002 primarily due to the payment of reseller fees relating to our expected growth in ASP sales through strategic partners and, to a lesser extent, incremental infrastructure costs associated with such growth. However, we expect the growth in ASP revenues to exceed the growth in cost of ASP revenues during fiscal 2002, resulting in a positive ASP gross margin by the end of the third quarter of fiscal 2002.

         Cost of Services Revenues. Cost of services revenues consists primarily of the salaries, benefits, and other expenses associated with employees who provide customer support, consulting services, and product training. The decrease in cost of services revenues for the quarter ended December 31, 2001, as compared to the quarter ended December 31, 2000, was primarily due to a decrease in consulting services personnel, which was made possible by improvements in our solutions that enable us to provide consulting services more efficiently. In addition, this decrease reflects personnel reductions related to our sale of the Concur Human Resources product line, as well as our company-wide cost reduction efforts. Cost of services revenues as a percentage of services revenues may vary between periods due to changes in the level and mix of services provided to our customers.

Operating Expenses

                                                 Quarters Ended December 31,
         (dollars in thousands)                 2001         2000      Change
                                                ----         ----      ------
         Sales and marketing                     $4,196     $ 7,280    (42.4%)
         Percentage of total revenues              41.7%       70.0%
         Research and development                 2,535       5,200    (51.3%)
         Percentage of total revenues              25.2%       50.0%
         General and administrative               2,167       3,165    (31.5%)
         Percentage of total revenues              21.6%       30.4%
                                                 ------     -------
         Total operating expenses                $8,898     $15,645    (43.1%)
         Percentage of total revenues              88.5%      150.4%

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, sales commissions, travel, and facility costs for our sales and marketing personnel and, to a lesser extent, costs of advertising, trade shows, and other promotional activities. The decrease in sales and marketing expenses for the quarter ended December 31, 2001, as compared to the quarter ended December 31, 2000, was primarily due to a decrease in sales and marketing personnel, commissions, travel costs, and recruiting expenses. In addition, this decrease reflects personnel reductions related to our sale of the Concur Human Resources product line, as well as measures taken to increase productivity across the direct sales force, increased focus on channel sales, reduced advertising, and company-wide efforts to reduce costs. Based on our expected revenue growth in future periods, we expect our sales and marketing expenses to increase modestly but decrease as a percentage of such revenues.

         Research and Development. Research and development expenses consist primarily of salaries and benefits, costs of consulting for software development, allocated facility costs, and expenses associated with computer software and hardware used in our software development activities. The decrease in research and development expense in the quarter ended December 31, 2001, as compared to that of the quarter ended December 31, 2000, was primarily related to a decrease in the number of employees and outside contractors employed in software engineering, program management, and quality assurance to support our product lines and ongoing product development. This decrease was primarily due to our sale of our Concur Human Resources product line in March 2001 and our company-wide efforts to reduce costs. In fiscal 2002, we expect to increase headcount and related resources in our software engineering organization as we continue to focus on product innovation and enhancements to enable us to extend our leadership position in Corporate Expense Management software and services. As a result, we expect total research and development expenditures to increase modestly during the remainder of the year.

         General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs associated with personnel in finance, investor relations, human resources, legal, administration, and facilities, together with the provision for bad debts. The decrease in general and administrative costs in the quarter ended December 31, 2001, from the quarter ended December 31, 2000, was primarily due to a decrease in the amount incurred for the provision for bad debts. To a lesser extent, this decrease is also the result of a decrease in personnel and spending for legal and other third party service providers in connection with our company-wide effort to reduce costs. We expect total general and administrative costs to remain relatively constant for the remainder of the year.

Interest Income and Interest Expense

                                               Quarters Ended December 31,
         (dollars in thousands)            2001        2000        Change
                                           ----        ----        ------
         Interest income                   $ 142       $ 799       (82.2%)
         Interest expense                     70         245       (71.4%)

         Interest Income and Interest Expense. The decrease in interest income in the quarter ended December 31, 2001, as compared to the quarter ended December 31, 2000, was due to the decrease in cash, cash equivalents and marketable securities upon which we earn interest, and to a lesser extent, to lower interest rates earned on our investment portfolio. The decrease in interest expense in the quarter ended December 31, 2001, from the quarter ended December 31, 2000, was due to lower outstanding bank borrowings and capital lease obligations.

         Provision for Income Taxes. No provision for federal and state income taxes has been recorded because we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

         Our total assets were $34.2 million and $41.0 million at December 31, 2001 and September 30, 2001, respectively, representing a decrease of $6.8 million, or 16.6%. This decrease was primarily due to the use of cash in our operations during the quarter, and a related decrease in marketable securities and accounts receivable. As of December 31, 2001, we had $21.8 million of cash, cash equivalents and marketable securities, compared to $26.7 million at September 30, 2001, representing a decrease of $4.9 million, or 18.4%.

         Our accounts receivable balance, net of allowance for doubtful accounts of $963,000 and $979,000, was $4.8 million and $6.2 million as of December 31, 2001 and September 30, 2001, respectively, representing a decrease of $1.4 million, or 22.6%. Days' sales outstanding ("DSO") in accounts receivable was 44 days and 53 days as of December 31, 2001 and September 30, 2001, respectively. This improvement was primarily the result of improved collections of outstanding accounts receivable, decreased license revenues as a percentage of total revenues as well as the increase in significance of monthly ASP billings which are, for the most part, collected in advance of each monthly period. We expect that DSO will fluctuate in future quarters, based on then-current period revenues, the accounts receivable aging, as well as the revenue mix between license and ASP sales.

         Our total current liabilities were $15.6 million and $18.1 million as of December 31, 2001 and September 30, 2001, respectively, representing a decrease of $2.5 million, or 13.8%. This decrease consisted primarily of a decrease in accrued payroll and benefits due to the payment of accrued bonuses during the quarter ended December 31, 2001.

Liquidity and Capital Resources


     Since inception, we have funded our operations primarily through sales of equity securities and, to a lesser degree, through the use of long-term debt and equipment leases. Our sources of liquidity as of December 31, 2001 consisted principally of cash, cash equivalents, and marketable securities, totaling $21.8 million. Of that amount, $450,000 was pledged against a line-of-credit securing the lease of our corporate headquarters and $500,000 secured the daily transactions processed through our ASP business.

     Net cash used in operating activities was $3.2 million and $9.2 million during the quarters ended December 31, 2001 and December 31, 2000, respectively. For these periods, net cash used by operating activities was primarily a result of funding normal, on-going operations.

     Our investing activities have consisted primarily of purchases of property and equipment, and purchases and related maturity of marketable securities. Property and equipment acquisitions totaled $995,000 and $870,000 during the quarters ended December 31, 2001 and December 31, 2000, respectively. We anticipate that the level of our capital expenditures for the remainder of fiscal 2002 will decrease slightly from the level in the quarter ending December 31, 2000.

     Our financing activities used $726,000 and $1.2 million in the quarters ending December 31, 2001 and December 31, 2000, respectively. The use of cash reflects payments made on loans and capital leases.

     The following are contractual commitments associated with our debt, lease, and facilities obligations:

                                  Remainder
(in thousands)                    of Fiscal    Fiscal Year Ending September 30,
                                             -----------------------------------
                                    2002       2003      2004    2005     Total
Debt - principal and interest         $ 528    $  --     $  --    $ --    $ 528
Capital leases, interest and tax        523        8        --      --      531
Operating leases                      1,154    1,337     1,362     908    4,761
                                     ------   ------    ------    ----   ------
Total contractual commitments        $2,205   $1,345    $1,362    $908   $5,820
                                     ======   ======    ======    ====   ======

     We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In the future, we may seek additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition, and operating results.

Business Outlook

     The following statements are based on our current expectations and we do not undertake any duty to update them. These statements are forward-looking and inherently uncertain. Actual results may differ materially as a result of the factors described under "Factors That May Affect Results Of Operations And Financial Condition" and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission. Looking forward, we currently have the following expectations for the second quarter and full year of fiscal 2002:

     .    we expect revenues to grow 10% to 15% in fiscal 2002 over fiscal 2001;

     . we expect that the business for our ASP services in both the large and middle markets will become a more significant portion of our overall business by the end of fiscal 2002;

     . we expect that the business for our ASP services will reflect positive gross margin by the end of the third quarter of fiscal 2002;

     . we expect to achieve profitability by the end of fiscal 2002 and to become cash flow positive before the end of fiscal 2002;

     . we expect total revenues to be between $10.3 and $10.6 million for the second quarter of fiscal 2002, and between $45.2 and $46.0 million for fiscal 2002;

     . we expect total cost of revenues to be between $5.6 and $5.7 million for the second quarter of fiscal 2002, and between $21.9 and $22.1 million for fiscal 2002;

     . we expect total operating expenses to be between $8.5 and $8.7 million for the second quarter of fiscal 2002, and between $34.9 and $35.3 million for fiscal 2002; and

     . we expect a loss per share of between $0.13 and $0.15 for the second quarter of fiscal 2002, and a loss per share of between $0.40 and $0.46 for fiscal 2002.

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

         Since 1993, we have spent substantial financial and other resources to develop our software products and services and otherwise fund our operations, and we expect to continue to do so to fund our investments in research and development and our other business operations. To date, we have incurred net losses in each quarter of operation and have not achieved profitability. We incurred net losses totaling $35.1 million, $75.7 million, and $46.5 million in fiscal 2001, 2000, and 1999, respectively. As of December 31, 2001, we had an accumulated deficit of $204.7 million. We expect to continue to incur net losses in the immediate future and there can be no assurance that we will ever achieve profitability.

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

We Depend On Services Revenues; Services Revenues And Services Revenue Margins May Decline.

         Our services revenues represented 58.6% of total revenues for the quarter ended December 31, 2001. We anticipate that services revenues will continue to represent a significant percentage of total revenues. The level of services revenues depends largely upon demand for our consulting services and ongoing renewals of customer support contracts by our installed customer base. Our consulting revenues could decline if third-party organizations such as systems integrators compete with us for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Our ability to increase services revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. Due to the increasing costs of operating a professional services organization, we may not be able to maintain profitability in this part of our business.

We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict.

         Our software license revenues represented 21.5% of total revenues for the quarter ended December 31, 2001. Our licensed software products are typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter's expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. If revenues fall below our expectations in a particular quarter, our business could be harmed. In the first three quarters of fiscal 2000, our revenues did, in fact, fall below our own and consensus securities analysts' estimates for those quarters and, as a result, the price of our stock declined significantly during those periods. If our revenues fall below our own estimates or below the consensus analysts' estimate in an upcoming quarter, our stock price could decline further, harming our business significantly in terms of, among other things, diminished employee morale and public image. See "--We Are At Risk of Securities Class Action Litigation."

Our ASP Model Has A Limited History.

         In fiscal 2000, we began to offer our software products under an Internet-based ASP model to complement our traditional licensing of these products. We offer our ASP services on a subscription basis to companies seeking to outsource their Corporate Expense Management applications. This business model has been in operation for a limited period of time and represents a significant departure from the strategies we and other enterprise software vendors have traditionally employed. We have limited experience selling products or services under an ASP model, and our efforts to develop this ASP business divert our financial resources and management time and attention away from other aspects of our business. In connection with our ASP business, we have engaged third-party service providers to perform many of the necessary services as independent contractors, and they may fail to perform those services adequately. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed. We also use resellers and strategic referral partners to market our ASP offerings. We have limited experience utilizing resellers and strategic referral partners and we may not be successful in this effort. Even if our strategy of offering products to customers over the Internet proves successful, some of those Internet customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements, which is likely to reduce our revenue.

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

It Is Important For Us To Continue To Manage Changing Business Conditions.

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

Our Lengthy Sales Cycle Could Adversely Affect Our Revenue Growth.

     Because of the high costs involved, customers for enterprise software products typically commit significant resources to an evaluation of available software applications and require us to expend substantial time, effort, and money educating them about the value of our products and services. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly. See "--We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict."

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

Our Revenue Recognition Policy May Change And Affect Our Earnings.

     We believe our current revenue recognition policies and practices are consistent with applicable accounting standards. However, current software revenue recognition accounting standards, and accounting guidance with respect to such standards, are subject to change. Such changes could lead to unanticipated changes in our current revenue accounting practices, and such changes could significantly reduce our future revenues and earnings. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and "Our ASP Model Has A Limited History."

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our operating results are not materially sensitive to changes in the general level of U.S. interest rates. Based on our marketable securities portfolio and interest rates at December 31, 2001, a one percent increase or decrease in interest rates would result in a decrease or increase of approximately $20,000, respectively, in the fair value of the marketable securities portfolio. Changes in interest rates may affect the fair value of the marketable securities portfolio; however, such gains or losses would not be realized unless the investments are sold.

PART II.   OTHER INFORMATION

None.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: February 14, 2002                         CONCUR TECHNOLOGIES, INC.

                                              By       /s/ John F. Adair
                                                 ------------------------------
                                                         John F. Adair
                                                    Chief Financial Officer