Form 10-Q
period 2002-03-31
CONCUR TECHNOLOGIES INC
filed 2002-05-14
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002	Commission file number: 0-25137

CONCUR TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1608052 (I.R.S. Employer Identification No.)

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

Yes ☒            No ☐

As of April 30, 2002, there were 25,896,095 shares of the Registrant’s Common Stock outstanding.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q
MARCH 31, 2002

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2002	September 30, 2001
Assets
Current assets:
Cash and cash equivalents	$15,241	$21,700
Marketable securities	2,012	4,065
Accounts receivable, net of allowance for doubtful accounts of $936 at March 31, 2002 and $979 at September 30, 2001 (1)	5,262	6,211
Prepaid expenses and other current assets	1,699	918

Total current assets	24,214	32,894

Property and equipment, net	4,767	6,706
Restricted cash	1,672	950
Deposits and other assets	204	433

Total assets	$30,857	$40,983

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (2)	$1,611	$1,715
Accrued payroll and benefits	1,838	3,865
Accrued commissions	558	949
Other accrued liabilities	4,341	4,755
Current portion of long-term obligations	429	1,696
Deferred revenues	5,626	5,118

Total current liabilities	14,403	18,098

Long-term obligations, net of current	784	108

Stockholders’ equity:
Common stock, par value $0.001 per share:
Authorized shares – 60,000,000; Issued and outstanding shares –25,883,332 and 25,814,422 at March 31, 2002 and September 30, 2001, respectively	223,297	223,245
Accumulated deficit	(207,627)	(200,468)

Total stockholders’ equity	15,670	22,777

Total liabilities and stockholders’ equity	$30,857	$40,983

See accompanying notes.

(1)	Includes amounts due from related parties of $233,000 and $688,000 at March 31, 2002 and September 30, 2001, respectively.

(2)	Includes amounts due to related parties of $249,000 and $255,000 at March 31, 2002 and September 30, 2001, respectively.

Concur Technologies, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Revenues, net:
License	$2,741	$2,663	$4,898	$6,538
ASP	2,224	980	4,226	1,712
Services	5,659	5,380	11,555	11,176

Total revenues (1)	10,624	9,023	20,679	19,426

Cost of revenues:
License	112	195	223	312
ASP	2,531	2,097	5,137	3,916
Services	2,622	3,632	5,387	7,505

Total cost of revenues (2)	5,265	5,924	10,747	11,733

Gross Profit	5,359	3,099	9,932	7,693

Operating expenses:
Sales and marketing	3,850	6,461	8,046	13,741
Research and development	2,829	5,074	5,364	10,273
General and administrative	1,624	3,092	3,791	6,257
Restructuring charges	—	338	—	338

Total operating expenses	8,303	14,965	17,201	30,609

Loss from operations	(2,944)	(11,866)	(7,269)	(22,916)

Interest income	88	574	230	1,373
Interest expense	(52)	(219)	(122)	(464)
Other expense, net	(12)	(23)	2	(34)

Net loss	$(2,920)	$(11,534)	$(7,159)	$(22,041)

Basic and diluted net loss per share	$(0.11)	$(0.45)	$(0.28)	$(0.87)

Shares used in calculation of basic and diluted net loss per share	25,856	25,499	25,836	25,385

See accompanying notes.

(1)
Includes sales to related parties of $383,000 and $457,000 in the three months ended March 31, 2002 and 2001, and $967,000 and $2.0 million in the six months ended March 31, 2002 and 2001, respectively.

(2)
Includes payments to related parties of $264,000 and $133,000 in the three months ended March 31, 2002 and 2001, and $499,000 and $225,000 in the six months ended March 31, 2002 and 2001, respectively.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2002	2001
Operating activities
Net loss	$(7,159)	$(22,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	—	90
Depreciation	3,077	3,305
Provision for bad debts	—	880
Restructuring charges	—	(635)
Changes in operating assets and liabilities:
Accounts receivable	949	3,146
Prepaid expenses, deposits, and other assets	(552)	873
Accounts payable	(104)	(641)
Accrued liabilities and accrued commissions	(2,871)	1
Deferred revenues	508	1,708

Net cash used in operating activities	(6,152)	(13,314)

Investing activities
Purchases of property and equipment	(1,138)	(1,484)
Purchase of marketable securities	(1,947)	(13,344)
Maturity of marketable securities	4,000	39,500

Net cash provided by investing activities	915	24,672

Financing activities
Proceeds from issuance of common stock from exercise of stock options	52	25
Issuance of common stock in connection with Employee Stock Purchase Plan	—	412
Proceeds from borrowings	722	—
Increase in restricted cash balances	(722)	(450)
Payments on borrowings and capital leases	(1,274)	(3,079)

Net cash used in financing activities	(1,222)	(3,092)

Net (decrease) increase in cash and cash equivalents	(6,459)	8,266
Cash and cash equivalents at beginning of period	21,700	11,724

Cash and cash equivalents at end of period	15,241	19,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$117	$435

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002
(Unaudited)

NOTE 1. DESCRIPTION	OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Concur Technologies, Inc. (“Concur” or the “Company”) is a leading provider of Corporate Expense Management software and services that automate costly and inefficient business processes. The Company’s software products include Concur Expense™ software for automating travel and entertainment expense management, Concur Payment™ software for automating employee requests for vendor payments, and Concur Time™ software for automating time tracking and reporting. These software products are designed to meet the needs of businesses of all sizes through license and application service provider (“ASP”) models. The Company offers its products on a license basis primarily to large companies that want a highly-configurable solution that is managed in-house and delivered over a corporate intranet. The Company also offers Concur Expense as a service on an ASP basis depending on the needs of a given customer, including an ASP model designed primarily for large companies that want a highly-configurable solution provided by the Company on an outsourced basis over the Internet and an ASP model designed primarily for mid-size companies that want a pre-configured solution provided by the Company on an outsourced basis over the Internet. The Company offers its products through a direct sales organization as well as indirect channels. The Company was originally incorporated in the state of Washington on August 19, 1993 and operations commenced during 1994. On November 25, 1998, the Company was reincorporated in the State of Delaware and completed the initial public offering of its common stock on December 16, 1998.

Unaudited Interim Financial Information

The financial information as of March 31, 2002, and for the three and six months ended March 31, 2002 and 2001, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2001, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year.

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

Revenue Recognition Policy

The Company delivers its products in the form of software licenses and by providing customers access to its software on a hosted basis through its ASP delivery models.

The Company derives its revenues from the sale of software product licenses, ASP services, customer support services, and professional services. Revenues resulting from license fees are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable, and vendor-specific objective evidence (“VSOE”) exists to allocate the total fee to any undelivered products or services (“elements”) of the arrangement. The Company’s software license contracts include a standard software performance warranty provision. The Company accounts for potential warranty claims in accordance with Statement of Financial Accounting Standards No. 5. To date, the Company has experienced minimal warranty claims. The Company’s standard software license contracts do not include contingencies such as rights of return or conditions of acceptance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In software arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Vendor-specific objective evidence is based on the price charged when sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to market introduction.

Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and the consulting fees are recognized under the percentage of completion method of contract accounting. If collectability is not considered probable, revenue is recognized when the fee is collected. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

Revenues from ASP services, which consist primarily of one-time set-up fees and monthly usage fees, as well as direct and incremental costs related to set-up, such as labor, commissions and hardware costs, are all recognized over the expected lives of the customer relationships. Because the Company’s ASP services have been commercially available for only a short period of time, set-up fees and the related costs are currently amortized over the contractual lives of the related agreements, which are typically two years. The Company continues to evaluate and will adjust this amortization period as more information becomes available regarding the expected lives of customer relationships, such as the Company’s experience with customer contract renewals and contract cancellations. Usage fees related to ASP services are recognized monthly as services are provided to customers. Set-up fees net of set-up costs and other amounts that are billed to customers in excess of amounts currently recognizable are recorded as deferred revenue.

In some cases, revenues generated from ASP services are derived from arrangements with strategic reseller partners. These revenues are recorded on a gross basis, with the amounts paid to the strategic partners recognized as cost of sales, when the Company assumes the related business risks such as performance and credit risk. Such business risks are evidenced when the Company is responsible for delivery of the service, establishes pricing of the arrangement and, among other things, instances in which the Company is the primary obligor in the arrangement. If the strategic partner assumes a majority of these business risks, we would record associated ASP revenues net of the amounts paid to the reseller partner. Currently, all revenues from ASP services are recorded on a gross basis. Related sales commissions paid to our channel support personnel are recorded as cost of sales.

Services revenues earned from customers that license the Company’s software result from customer support agreements and consulting services. Customer support agreements provide for technical support and include the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Revenues from customer support agreements are recognized ratably over the lives of the related agreements, which are typically one year. Consulting services consist of system implementation and integration, planning, data conversion, training and development, and documentation of procedures. Consulting services are primarily performed on a time-and-materials basis under separate service arrangements. When software licenses and services are sold together, the services are evaluated to determine whether they are essential to the functionality of the software. The Company’s services are typically not considered essential to the functionality of the software and, therefore, revenues related to software licenses are typically recognized immediately and revenues related to such services are recognized as the services are performed. In some instances, consulting services are performed under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis.

Liquidity

The Company continues to incur losses from operating results and had total stockholders’ equity of $15.7 million at March 31, 2002, including an accumulated deficit of $207.6 million. As a result of its significant product development, customer support, and sales and marketing efforts, the Company has required substantial working capital to fund its operations. To date, equity offerings have been the Company’s principal external source of liquidity. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and anticipated capital expenditures for at least the next 12 months. Any substantial inability to achieve the current business plan could have a material adverse impact on the Company’s financial position,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

liquidity, or results of operations and could require the Company to reduce expenditures or seek additional debt or equity financing to enable it to continue operations through at least the next 12 months. If no such debt or equity financing were available, management believes that it will be able to reduce expenditures sufficiently to sustain operations for at least the next 12 months.

Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted-average number of shares of common stock outstanding. Other common stock equivalents, including convertible preferred stock, stock options, and warrants, are excluded from the computation, as their effect on the Company’s net loss per share is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including those amounts recorded as reserves. Actual results could differ materially from these estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2.    STOCK OPTION EXCHANGE PROGRAM

In December 2001, the Company offered a voluntary stock option exchange program to its employees. The program allowed eligible employees, at their discretion before January 4, 2002, to elect to cancel unexercised stock options with an exercise price equal to or greater than $1.30 per share that were previously granted to such employees under the Company’s 1994 Stock Option Plan, 1998 Equity Incentive Plan, and 1999 Stock Incentive Plan. Any option granted within the six months preceding December 3, 2001 to an employee who elected to participate in the program was automatically cancelled, and those cancelled options with an exercise price equal to or greater than $1.30 per share became eligible for exchange under the program. Each participating employee is eligible to receive a replacement option to purchase a number of shares equal to two-thirds of the number of shares subject to eligible cancelled options, provided that the participating employee remains employed by the Company on the date that the replacement options are granted. The replacement options will be granted at least six months and one day after the date that the cancelled options are accepted by the Company for exchange. The Company currently expects the replacement grant date to occur on or after July 5, 2002. The exercise price of the replacement option will be equal to the closing price of a share of the Company’s common stock as reported on the Nasdaq National Market on the replacement grant date. Each replacement option will vest fully in 30 months after the replacement grant date, with 40% vesting on the first anniversary of the replacement grant date and 3.3334% vesting monthly for 18 months thereafter. The replacement options will expire ten years from the replacement grant date. Other terms and conditions of the new options will be substantially similar to those of the cancelled options.

The expiration date for participation in this stock option exchange program was January 4, 2002. At that time, options to purchase 349,552 shares were surrendered in the program, out of options to purchase approximately 5,172,000 shares that were eligible to participate in the program. If all participating optionees are employees of the Company upon issuance of the replacement options, options to purchase approximately 235,000 shares will be granted on the replacement grant date. The members of the Company’s Board of Directors were not eligible to participate in the program, and no executive officer elected to participate in the program.

For financial reporting purposes, the stock option exchange program is not considered compensatory and will not result in variable accounting for the subject options. Accordingly, Concur does not anticipate recording stock compensation charges as a result of the implementation of the program.

NOTE 3.    LONG-TERM DEBT OBLIGATIONS

In March 2002, the Company established a $1.0 million equipment credit facility with a bank, pursuant to the terms of a loan and security agreement. This agreement allows for advances in the amount of actual equipment purchases made through December 25, 2002, up to $1.0 million, provided that the Company maintains a deposit account with the Bank in an amount equal to or greater than the aggregate amount owed to the bank under the agreement (the “Cash Collateral”). Borrowings under the credit line bear interest at the lending bank’s prime rate less 1.0%, and the loan matures on December 25, 2004. Payments are interest only through December 25, 2002. After December 25, 2002, the outstanding balance becomes due in 24 equal monthly principal payments, plus accrued interest. The loan is secured by a security interest in all equipment financed under the loan, as well as a first priority security interest in the Cash Collateral. As of March 31, 2002, the outstanding indebtedness under the loan agreement was $722,000.

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

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. For example, statements under “Business Outlook” in this section, and other statements throughout this section regarding future financial results and liquidity, are forward looking statements. You can identify forward-looking statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described in this report under “Factors That May Affect Results Of Operations And Financial Condition” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material and adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

Overview

Concur Technologies, Inc. is a leading provider of Web-based Corporate Expense Management software and services that automate costly and inefficient business processes, allowing companies to leverage their most limited resources: time, money, knowledge, and energy. Our software products include Concur Expense™ software for automating travel and entertainment expense management, Concur Payment™ software for automating employee requests for vendor payments, and Concur Time™ software for automating time tracking and reporting. These software products are designed to meet the needs of businesses of all sizes through both license and application service provider (“ASP”) models. We offer our products on a license basis primarily to large companies that want a highly-configurable solution that is managed in-house and delivered over a corporate intranet. We also offer Concur Expense as a service on an ASP delivery basis depending on the needs of a given customer, including an ASP model designed primarily for large companies that want a highly-configurable solution provided by the Company on an outsourced basis over the Internet and an ASP model designed primarily for mid-size companies that want a pre-configured solution provided by us on an outsourced basis over the Internet. We offer our products through a direct sales organization as well as through indirect channels.

Since 1996, more than 1,000 companies have licensed more than 2.6 million employees to use our market-leading software and services to reduce their costs, increase their productivity, improve compliance with their business policies, and expand their knowledge base with respect to their internal business processes. Our strategic relationships include more than 50 world-class organizations such as ADP, Inc., American Express, KPMG Consulting, Inc., Microsoft Corporation, and Microsoft Great Plains Business Solutions.

We were incorporated in 1993 and commenced operations in fiscal 1994, initially developing QuickXpense, a retail, shrink-wrapped application that automated travel and entertainment expense reporting for individuals. We first shipped QuickXpense in fiscal 1995 and sold it through a combination of retail channels and direct marketing, utilizing a small sales force and no consulting or implementation staff. Over time, businesses began seeking automation of enterprise-wide travel and entertainment expense management processes, including back-office processing and integration to financial systems. In July 1996, in response to this demand, we significantly expanded our product development efforts and released Concur Expense, a client-server based Corporate Expense Management software product. In March 1998, we released a browser-based version of Concur Expense, which utilizes corporate intranets to reach employees in an enterprise. This product has accounted for a majority of Concur Expense license revenues since its release.

On June 30, 1998, we acquired 7Software, Inc., a privately held software company and the developer of Concur Procurement and on June 1, 1999, we acquired Seeker Software, Inc., a privately held software company and developer of Concur Human Resources.

In October 1999, we began offering Concur Expense as a service on an ASP delivery basis, principally to mid-size companies that want a pre-configured solution provided on an outsourced basis over the Internet. In December 1999, we introduced an additional ASP offering principally for large companies that want a highly-configurable solution provided on an outsourced basis over the Internet.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition and bad debts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

We recognize revenue in accordance with accounting standards for software companies including Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, and related interpretations including Technical Practice Aids.

License revenues are comprised primarily of fees for the delivery of software licenses. We recognize license revenues when we obtain a signed contract from our customer, we have delivered the software, the amount of the transaction is fixed or determinable, collectability is probable, and vendor-specific objective evidence (“VSOE”) exists to allocate the total fee to any undelivered products or services (“elements”) of the arrangement. Our software license contracts typically include an industry standard software performance warranty, for which we provide a reserve based on historical experience. To date, we have experienced minimal warranty claims. However, our software license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

In software arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), consulting or hosting services. Vendor-specific objective evidence is based on the price charged when sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to market introduction.

Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and the consulting fees are recognized under the percentage of completion method of contract accounting. If collectability is not considered probable, revenue is recognized when the fee is collected. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

Revenues from ASP services, which consist primarily of one-time set-up fees and monthly usage fees, as well as costs incurred directly for this one-time set-up, such as labor, commissions and hardware costs, are all capitalized when incurred and then recognized over the expected lives of the customer relationships. Because our ASP services have been commercially available for only a short period of time, we are currently amortizing set-up fees and the related costs over the contractual lives of the related agreements, which are typically two years. We will continue to evaluate and adjust this amortization period as we gain more experience with customer contract renewals and contract cancellations. It is possible, based on that experience, that in the future we will extend the period over which we amortize such set-up fees. We recognize ASP usage fees monthly as the service is provided to the customer. Set-up fees net of set-up costs and other amounts that are billed to our customers in excess of the amounts currently recognizable are recorded as deferred revenue on our balance sheet.

Some of our mid-market ASP revenues are generated from sales made through our reseller partners, ADP and Microsoft Great Plains Business Solutions. Where we assume the majority of the business risks associated with providing ASP services, such as hosting, set-up, establishing pricing, or the risk of credit loss, we record the associated revenues on a gross basis with amounts paid to our reseller partners being recognized as cost of sales. If a reseller partner were to assume the majority of these risks, we would record associated ASP revenues net of the amounts paid to the reseller partner. As a result, our judgment as to whether we have assumed enough risk to record gross revenues affects our results of operations. If our arrangements with these resellers change, we may decide it is necessary to record our revenues generated from these relationships on a net basis. Currently, we record all revenues from our ASP services, including those generated through our reseller partners, on a gross basis. Sales commissions paid to our channel support personnel are recorded as cost of sales.

Services revenues from customers that have purchased our license software consist of fees from software maintenance agreements and consulting services. Maintenance agreements provide for technical support and include the right to receive unspecified upgrades and enhancements to our software products on a when-and-if available basis. Fees received in advance for maintenance agreements are recorded as deferred revenue on the balance sheet, and recognized ratably over the lives of the related agreements, which are typically one year. Consulting services consist of initial systems implementation of our software products, implementation of upgrades and enhancements to our software products, and other services, such as planning, data conversion, training, and documentation of procedures. Our consulting services are primarily performed on a time-and-materials basis. When we sell our software and consulting services together, the consulting services are evaluated to determine whether they are essential to the functionality of the software. Our services typically are not considered essential to the functionality of the software, therefore we recognize license revenues immediately and we recognize consulting services revenues as the services are performed. In some instances, we have sold our consulting services under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis.

Bad Debts.    We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. Our financial statements include reserves against revenues, and reserves against general and administrative expenses for accounts receivable we believe will prove to be uncollectible. We provide an allowance for bad debts as well as revenue reserves based on historical experience, current and expected economic trends, and specific information about customer accounts. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001

Selected Financial Data

The following table sets forth certain financial data, derived from the Company’s unaudited statements of operations, as a percentage of total revenues, for the periods indicated. The operating results for the three and six months ended March 31, 2002 and 2001, are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Revenues, net:
License	25.8%	29.5%	23.7%	33.7%
ASP	20.9	10.9	20.4	8.8
Services	53.3	59.6	55.9	57.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	1.1	2.2	1.1	1.6
ASP	23.8	23.2	24.8	20.2
Services	24.7	40.3	26.1	38.6

Total cost of revenues	49.6	65.7	52.0	60.4

Gross Profit	50.4	34.3	48.0	39.6

Operating expenses:
Sales and marketing	36.2	71.6	38.9	70.7
Research and development	26.6	56.2	25.9	52.9
General and administrative	15.3	34.2	18.3	32.2
Restructuring charges	—	3.8	—	1.7

Total operating expenses	78.1	165.8	83.1	157.5

Loss from operations	(27.7)	(131.5)	(35.1)	(117.9)

Interest income	0.8	6.4	1.1	7.1
Interest expense	(0.5)	(2.4)	(0.6)	(2.4)
Other expense, net	(0.1)	(0.3)	0.0	(0.2)

Net loss	(27.5)%	(127.8)%	(34.6)%	(113.4)%

Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2002	2001	Change	2002	2001	Change
License	$2,741	$2,448	12.0%	$4,898	$6,323	(22.5)%
ASP	2,224	980	126.9%	4,226	1,712	146.8%
Services	5,659	5,380	5.2%	11,555	11,176	3.4%

Gross revenues	10,624	8,808	20.6%	$20,679	$19,211	7.6%
Sales returns & allowances	—	215	(100.0)%	—	215	(100.0)%

Net revenues	$10,624	$9,023	17.7%	$20,679	$19,426	6.5%

License Revenues.    License revenues consist of license fees for our software products, which we sell in the United States and in international markets through our direct sales organization and through strategic referral and reseller arrangements. The decrease in license revenues for the six months ended March 31, 2002 from those ended March 31, 2001 reflects our discontinuation of sales of Concur Human Resources resulting from our divestiture of the Concur Human Resources product line in March 2001, as well as a generally weaker economic environment during the six months ended March 31, 2002. License revenues for the six months ended March 31, 2001 included a $215,000 reduction in sales returns and allowances reserves in connection with our discontinuation of Concur Procurement in June 2000.

ASP Revenues.    ASP revenues consist of monthly fees that customers pay for the use of our ASP services, the amortization of one-time set-up fees charged in prior quarters in connection with those services and recognized over time, as well as hosting services provided to certain license customers who have elected to have us host and manage their Concur Expense license product. We market our ASP services through our direct sales organization, and through strategic referral and reseller arrangements, in the United States and in international markets. The increase in ASP revenues in the three and six-month periods ended March 31, 2002 from the same periods in fiscal 2001 reflects increasing demand for our ASP services since their launch in the first quarter of fiscal 2000, which was driven in part by the introduction of sales through our strategic relationships. In May 2000, we entered into a strategic relationship with ADP, Inc., under which ADP markets our ASP services to its existing customers and to potential new customers. In June 2001, we signed a reseller agreement with Microsoft Great Plains Business Solutions, under which Microsoft Great Plains Business Solutions agreed to resell and jointly market our ASP services to its existing customers and to potential new customers through its value-added reseller network. The majority of new sales of ASP services during the three and six months ended March 31, 2002 occurred through these indirect channels, nearly all of which were through ADP. We expect ASP revenues to continue to grow during fiscal 2002 as a result of the continued development of our existing strategic relationships, the introduction of additional strategic relationships, and to a lesser extent, as we focus our direct sales efforts on large sales opportunities for ASP services.

Services Revenues.    Services revenues consist of customer support fees, consulting services fees, and training fees. The increase in services revenues in the three months ended March 31, 2002, compared to the three months ended March 31, 2001, is primarily related to an increase in annual customer support contracts entered into in the current and prior periods, which is a direct result of our growing installed customer base. The increase in services revenues in the six months ended March 31, 2002, compared to the six months ended March 31, 2001, primarily reflects additional consulting services provided to implement upgrades and enhancements of Concur Expense. We expect consulting services revenues to fluctuate based on sales of our products, as well as demand associated with implementation of future upgrades and enhancements of our products.

International Revenues.    Revenues from licenses and services to customers outside the United States were $738,000 and $1.1 million for the three months ended March 31, 2002 and March 31, 2001, and $1.5 million and $2.0 million for the six months ended March 31, 2002 and March 31, 2001, respectively. Historically, as a result of the relatively small amount of our international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

Cost of Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2002	2001	Change	2002	2001	Change
Cost of license revenues	$112	$195	(42.6)%	$223	$312	(28.5)%
Percentage of gross license revenues	4.1%	8.0%		4.6%	4.9%
Cost of ASP revenues	$2,531	$2,097	20.7%	$5,137	$3,916	31.2%
Percentage of ASP revenues	113.8%	214.0%		121.6%	228.7%
Cost of services revenues	$2,622	$3,632	(27.8)%	$5,387	$7,505	(28.2)%
Percentage of services revenues	46.3%	67.5%		46.6%	67.2%
Total cost of revenues	$5,265	$5,924	(11.1)%	$10,747	$11,733	(8.4)%
Percentage of gross revenues	49.6%	67.3%		52.0%	61.1%

Cost of License Revenues.    Cost of license revenues consists primarily of royalties for sub-licensing third-party software, and, to a lesser extent, the costs of manuals, media, and duplication for our licensed products. We expect that the cost of license revenues will continue to fluctuate modestly in relation to changes in the overall demand for our license products.

Cost of ASP Revenues.    Cost of ASP revenues consists of salaries, commissions, server costs and fees, co-location and telecommunication charges, strategic referral and reseller fees, and amortization of deferred set-up costs. The cost of ASP revenues for the three and six months ended March 31, 2002 increased from the three and six months ended March 31, 2001 primarily due to growth of amortized customer set-up costs incurred in prior quarters and recognized over time. To a lesser extent, this increase was also a result of increased infrastructure costs required to accommodate the current and near-term growth of our ASP services, as well as incremental costs incurred to support a larger customer base, such as referral and reseller fees, telecommunication charges, and server and storage fees. We expect the cost of ASP revenues to remain relatively stable during the remainder of fiscal 2002 as the payment of reseller fees relating to our expected growth in sales of ASP services through strategic partners is offset by reductions in general costs of operating the services and by decreases in capitalized set-up costs. In addition, with the anticipated growth in ASP revenues, we expect a positive gross margin for our business relating to ASP services by the end of the third quarter of fiscal 2002.

Cost of Services Revenues.    Cost of services revenues consists primarily of the salaries, benefits, and other expenses associated with employees who provide customer support, consulting services, and product training. The decrease in cost of services revenues for the three and six months ended March 31, 2002, as compared to the three and six months ended March 31, 2001, was primarily due to a decrease in consulting services personnel, which was made possible by improvements in our solutions and implementation methodology that enable us to provide consulting services more efficiently. In addition, this decrease reflects personnel reductions related to our sale of the Concur Human Resources product line, as well as our company-wide cost reduction efforts. Cost of services revenues as a percentage of services revenues may vary between periods due to changes in the level and mix of services provided to our customers.

Operating Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2002	2001	Change	2002	2001	Change
Sales and marketing	$3,850	$6,461	(40.4)%	$8,046	$13,741	(41.4)%
Percentage of gross revenues	36.2%	73.4%		38.9%	71.5%
Research and development	$2,829	$5,074	(44.2)%	$5,364	$10,273	(47.8)%
Percentage of gross revenues	26.6%	57.6%		25.9%	53.5%
General and administrative	$1,624	$3,092	(47.5)%	$3,791	$6,257	(39.4)%
Percentage of gross revenues	15.3%	35.1%		18.3%	32.6%
Restructuring charges	$—	$338	(100.0)%	$—	$338	(100.0)%
Percentage of gross revenues	—	3.8%		—	1.8%
Total operating expenses	$8,303	$14,965	(44.5)%	$17,201	$30,609	(43.8)%
Percentage of gross revenues	78.1%	169.9%		83.1%	159.3%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, sales commissions, travel, and facility costs for our sales and marketing personnel and, to a lesser extent, costs of advertising, trade shows, and other promotional activities. The decrease in sales and marketing expenses for the three and six months ended March 31, 2002, as compared to the three and six months ended March 31, 2001, was primarily due to a decrease in sales and marketing personnel, commissions, travel costs, and recruiting expenses. These decreases primarily resulted from personnel reductions related to our sale of the Concur Human Resources product line, as well as measures taken to increase productivity across the direct sales force, increased focus on channel sales, reduced advertising, and company-wide efforts to reduce costs. Based on our expected revenue growth in future periods, we expect our sales and marketing expenses to increase modestly but decrease as a percentage of such revenues.

Research and Development.    Research and development expenses consist primarily of salaries and benefits, costs of consulting for software development, facility costs, and expenses associated with computer software and hardware used in our software development activities. The decrease in research and development expenses in the three and six months ended March 31, 2002, as compared to that of the three and six months ended March 31, 2001, was primarily related to a decrease in the number of outside contractors and employees utilized in software engineering, program management, and quality assurance, which were all primarily due to the sale of our Concur Human Resources product line in March 2001. To a lesser extent, this decrease reflects a reduction in general operating expenses, as part of our company-wide efforts to reduce costs. During the first two quarters of fiscal 2002, we have increased headcount and related resources in our software engineering organization as a result of our continued focus on product innovation and enhancements, enabling us to extend our leadership position in Corporate Expense Management software and services. For the remainder of the year, we expect our research and development expenses to remain relatively stable.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and related costs associated with personnel in finance, human resources, legal, administration, and facilities, together with the provision for bad debts. The decrease in general and administrative costs in the three and six months ended March 31, 2002, from the three and six months ended March 31, 2001, was primarily due to a reduction in personnel and related costs, amounts incurred for the provision for bad debts, and spending for legal and other third party service providers in connection with our company-wide effort to reduce costs. We expect total general and administrative expenses to remain relatively constant in the third quarter of fiscal 2002. In the fourth quarter of fiscal 2002, we expect a slight decrease in general and administrative expenses, primarily as a result of decreases in variable overhead costs across the business.

Interest Income and Interest Expense

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2002	2001	Change	2002	2001	Change
Interest income	$88	$574	(84.7)%	$230	$1,373	(83.2)%
Interest expense	52	219	(76.3)%	122	464	(73.7)%

Interest Income and Interest Expense.    The decrease in interest income in the three and six months ended March 31, 2002, as compared to the three and six months ended March 31, 2001, was due to the decrease in cash, cash equivalents and marketable securities upon which we earn interest, and to a lesser extent, to lower interest rates earned on our investment portfolio. The decrease in interest expense in the three and six months ended March 31, 2002, from the three and six months ended March 31, 2001, was due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes.    No provision for federal and state income taxes has been recorded as we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

Our total assets were $30.9 million and $41.0 million at March 31, 2002 and September 30, 2001, respectively, representing a decrease of $10.1 million, or 24.6%. This decrease was primarily due to the use of cash in our operations, and a related decrease in marketable securities and accounts receivable. Cash, cash equivalents, marketable securities, and temporarily restricted cash totaled $18.9 million as of March 31, 2002, compared to $26.7 million at September 30, 2001, representing a decrease of $7.8 million, or 29.2%.

Our accounts receivable balance, net of allowance for doubtful accounts of $936,000 and $979,000, was $5.3 million and $6.2 million as of March 31, 2002 and September 30, 2001, respectively, representing a decrease of $900,000, or 14.5%. Days’ sales outstanding (“DSO”) in accounts receivable was 46 days and 53 days as of March 31, 2002 and September 30, 2001, respectively. This improvement was primarily the result of improved collections of outstanding accounts receivable as well as the increase in significance of monthly ASP billings which are, for the most part, collected in advance of each monthly period. We expect that DSO will fluctuate in future quarters, based on then-current period revenues, the accounts receivable aging, as well as the revenue mix between license, ASP, and services revenues.

Our total current liabilities were $14.4 million and $18.1 million as of March 31, 2002 and September 30, 2001, respectively, representing a decrease of $3.7 million, or 20.4%. This decrease consisted primarily of a decrease in accrued payroll and benefits due to the payment of accrued bonuses during the quarter ended December 31, 2001.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of equity securities and, to a lesser degree, through the use of long-term debt and equipment leases. Our sources of liquidity as of March 31, 2002 consisted principally of cash, cash equivalents, and marketable securities, totaling $18.9 million. Of that amount, $450,000 was pledged against a line-of-credit securing the lease of our corporate headquarters, $500,000 secured the daily transactions processed in connection with our ASP services, and $722,000 secured an equipment credit facility.

Net cash used in operating activities was $6.2 million and $13.3 million during the six months ended March 31, 2002 and 2001, respectively. For these periods, net cash used in operating activities was primarily a result of funding normal, on-going operations.

Our investing activities have consisted primarily of purchases of property and equipment, and purchases and related maturity of marketable securities. Property and equipment acquisitions totaled $1.1 million and $1.5 million during the six months ended March 31, 2002 and 2001, respectively. We anticipate that capital expenditures for the remainder of fiscal 2002 will decrease slightly from related spending in the six months ended March 31, 2002.

Our financing activities used $1.2 million and $3.1 million in the six months ended March 31, 2002 and 2001, respectively. The use of cash reflects payments made on loans and capital leases.

In March 2002, we established a $1.0 million equipment credit facility with a bank, pursuant to the terms of a loan and security agreement. This agreement allows for advances in the amount of actual equipment purchases made through December 2002, up to $1.0 million. Borrowings bear interest at the lending bank’s prime rate less 1.0%, and the loan matures in December 2004. As of March 31, 2002, the outstanding indebtedness under the loan agreement was $722,000.

The following are contractual commitments associated with our debt, lease, and facilities obligations:

	Remainder of Fiscal 2002	Fiscal Year Ending September 30,
(in thousands)		2003	2004	2005	Total
Debt – principal and interest	$225	$294	$370	$90	$979
Capital leases, interest and tax	252	—	—	—	252
Operating leases	756	1,382	1,404	953	4,495

Total contractual commitments	$1,233	$1,676	$1,774	$1,043	$5,726

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

Business Outlook

The following statements are based on our current expectations and we do not undertake any duty to update them. These statements are forward-looking and inherently uncertain. Actual results may differ materially as a result of the factors described under “Factors That May Affect Results Of Operations And Financial Condition” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission. Looking forward, we currently have the following expectations for the third quarter and full year of fiscal 2002:

•	we expect that the business for our ASP services in both the large and middle markets will become a more significant portion of our overall business by the end of fiscal 2002;

•	we expect that the business for our ASP services will reflect positive gross margin by the end of the third quarter of fiscal 2002;
•	we expect to achieve profitability by the end of fiscal 2002 and to become cash flow positive before the end of fiscal 2002;

•	we expect total revenues to be between $11.0 and $11.2 million for the third quarter of fiscal 2002, and between $44.2 and $44.8 million for fiscal 2002;

•	we expect total cost of revenues to be between $5.0 and $5.2 million for the third quarter of fiscal 2002, and between $20.5 and $20.8 million for fiscal 2002;

•	we expect total operating expenses to be between $8.6 and $8.8 million for the third quarter of fiscal 2002, and between $33.9 and $34.1 million for fiscal 2002; and

•	we expect a loss per share of between $0.09 and $0.11 for the third quarter of fiscal 2002, and a loss per share of between $0.37 and $0.40 for fiscal 2002.

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

Since 1993, we have spent substantial financial and other resources to develop our software products and services and otherwise fund our operations, and we expect to continue to do so to fund our investments in research and development and our other business operations. To date, we have incurred net losses in each quarter of operation and have not achieved profitability. We incurred net losses totaling $35.1 million, $75.7 million, and $46.5 million in fiscal 2001, 2000, and 1999, respectively. As of March 31, 2002, we had an accumulated deficit of $207.6 million. We expect to continue to incur net losses in the immediate future and there can be no assurance that we will achieve profitability.

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

We Depend On Services Revenues; Services Revenues And Services Revenue Margins May Decline.

Our services revenues represented 53.3% of total revenues for the quarter ended March 31, 2002. We anticipate that services revenues will continue to represent a significant percentage of total revenues. The level of services revenues depends largely upon demand for our consulting services and ongoing renewals of customer support contracts by our installed customer base. Our consulting revenues could decline if third-party organizations such as systems integrators compete with us for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Our ability to increase services revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. Due to the increasing costs of operating a professional services organization, we may not be able to maintain our current margins in this part of our business.

We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict.

Our software license revenues represented 25.8% of total revenues for the quarter ended March 31, 2002. Our licensed software products are typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. In fiscal 2000, our revenues fell below our own and consensus securities analysts’ estimates and, as a result, the price of our stock declined significantly. If our revenues fall below our own estimates or below the consensus analysts’ estimate in an upcoming quarter, our stock price could decline further, harming our business significantly in terms of, among other things, diminished employee morale and public image.

Our ASP Models Have A Limited History.

In fiscal 2000, we began to offer our Concur Expense software as a service under Internet-based ASP models to complement our traditional licensing of this product. We offer our ASP services on a subscription basis to companies seeking to outsource their Corporate Expense Management applications. These delivery models have been in operation for a limited period of time and represent a significant departure from the strategies we and other enterprise software vendors have traditionally employed. We have limited experience selling products or services under ASP models, and our efforts to develop our ASP services divert our financial resources and management time and attention away from other aspects of our business. Even if our strategy of offering products to customers over the Internet proves successful, some of those Internet customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements, which is likely to reduce our revenue. Furthermore, the cost of our ASP revenues has exceeded the total ASP revenues in every quarter to date. To achieve positive margins for our ASP services, our ASP revenues will need to continue to grow more rapidly than the cost of such revenues. In light of our limited experience with providing ASP services and our reliance on strategic referral partners for marketing purposes, we cannot assure you that such revenue growth will occur at the rates we expect or at all. If our business for ASP services does not grow sufficiently, we could fail to meet expectations for our results of operations.

We Rely on Third-Party Service Providers For Customer Service And Marketing For Our ASP Business.

In connection with our ASP services, we have engaged third-party service providers to perform many of the necessary services as independent contractors, and they may fail to perform those services adequately. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed. We also use resellers and strategic referral partners to market our ASP services. We have limited experience utilizing resellers and strategic referral partners and we may not be successful in this effort.

Some Of Our Customers Are Emerging Companies That Represent Credit Risks.

We expect to continue to derive a portion of our revenues from sales to emerging companies. Many of these companies have limited operating histories and have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and we may continue to have these difficulties in the future. These difficulties may increase as a result of a recent downturn in economic activity and reductions in funding for emerging companies from public capital markets and private venture capital and equity sources. If any significant part of our customer base experiences commercial difficulties or is unable or unwilling to pay for any reason, our business will suffer.

Security And Other Concerns May Discourage Customers From Purchasing Under Our ASP Models.

If customers determine that our ASP offerings are not scalable, do not provide adequate security for the dissemination of information over the Internet, or are otherwise inadequate for Internet-based use, or if for any other reason customers fail to accept our ASP services for use on the Internet or on a subscription basis, our business will be harmed. As part of our ASP services, we expect to receive confidential information, including credit card, travel booking, employee, purchasing, supplier, and other financial and accounting data, through the Internet or extranets, and there can be no assurance that this information will not be subject to computer break-ins, theft, and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, or other harm to our business. In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.

We Have Been Public For A Short Time And Our Stock Price Has Been Volatile.

We completed our initial public offering in December 1998. Since then, the market price of our common stock has been highly volatile and subject to wide fluctuations. We expect our stock price to continue to fluctuate:

•	in response to quarterly fluctuations in our operating results;

•	in reaction to announcements of technological innovations, new products, or significant agreements by us or our competitors;

•	in reaction to changes in prices of our products or the products of our competitors;

•	because of market conditions in our industry;

•	in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors; and

•	as a result of the active trading of our stock by online day traders.

We Face Significant Competition.

The market for our products is intensely competitive and rapidly changing. Direct competition comes from other providers of travel and entertainment expense management, and from providers of enterprise resource planning software that have developed, or may be developing, travel and entertainment expense management software. Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger installed base of customers than we do. Some of our competitors, particularly major enterprise resource planning vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than us. In addition, we anticipate the entrance of new competitors in the future. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition, and results of operations. We also face indirect competition from potential customers’ internal development efforts and must overcome their reluctance to move away from existing paper-based systems.

We Are At Risk Of Securities Class Action Litigation.

In July 2001, we and several of our current and former officers were named as defendants in a purported securities class-action lawsuit filed in the United States District Court for the Southern District of New York. The complaint generally alleges claims against the underwriters of our initial public offering in December 1998, Concur Technologies, and several of our current and former executives, based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. The plaintiffs in this lawsuit seek damages in an unspecified amount, which could be substantial. We believe this lawsuit is without merit and intend to defend ourselves vigorously. Any liability resulting from this or any other lawsuit could harm our results of operations and financial condition and, even if we defend ourselves successfully, there is a risk that management distraction in dealing with this lawsuit could have an adverse affect on our business.

In addition, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities, as we have experienced from time to time. We may in the future be the target of similar litigation, which could result in substantial costs and divert management’s attention and resources.

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

We May Require Additional Financing To Fund Our Operations Or Growth.

In the future, we may be required to seek additional financing to fund our operations or growth. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. We cannot assure you that such funding will be available on terms that are acceptable to us, or at all. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

Our Lengthy Sales Cycle Could Adversely Affect Our Financial Results.

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

We Depend Significantly On Direct Sales.

We sell our licensed products primarily through our direct sales force. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements. In the future, we intend to continue developing indirect distribution channels through third-party distribution arrangements, but we may not be successful in establishing those arrangements, or they may not increase revenues. Furthermore, we plan to continue using resellers and strategic referral partners to market our ASP services in particular. We have limited experience utilizing resellers and referral partners to date. The failure to expand indirect channels may place us at a competitive disadvantage.

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

We Must Attract And Retain Qualified Personnel.

Our success depends in large part on our ability to continue to attract, motivate, and retain highly qualified personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining key personnel. Many of our competitors for experienced personnel have greater financial and other resources than us. We also compete for personnel with other software vendors and consulting and professional services companies. Further, we believe stock options are an important component for motivating and retaining our key personnel. The significant decline in our stock price during the past two years has made stock options previously granted with higher exercise prices less valuable to our current employees and has consequently made it more difficult for us to retain our key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel would harm our business.

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

There Are Risks Associated With International Operations.

Our international operations are subject to a number of difficulties and special costs, including:

•	costs of customizing products for foreign countries;

•	laws and business practices favoring local competitors;

•	dependence on local vendors;

•	uncertain regulation of electronic commerce;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	greater difficulty in collecting accounts receivable;

•	import and export restrictions and tariffs;

•	difficulties staffing and managing foreign operations;

•	multiple conflicting tax laws and regulations; and

•	political and economic instability.

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

We must also customize our products for local markets. For example, our ability to expand into the European market will depend on our ability to develop a travel and entertainment expense management solution that incorporates the tax laws and accounting practices followed in Germany and other European countries, and to continue development of our applications to support the Euro. Further, if we establish significant operations overseas, we may incur costs that would be difficult to reduce quickly because of employee practices in those countries.

Our international operations also increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operating results are not materially sensitive to changes in the general level of U.S. interest rates. Based on our marketable securities portfolio and interest rates at March 31, 2002, a one percent increase or decrease in interest rates would result in a decrease or increase of approximately $15,000, respectively, in the fair value of the marketable securities portfolio. Changes in interest rates may affect the fair value of the marketable securities portfolio; however, such gains or losses would not be realized unless the investments are sold.

PART II.     OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on March 6, 2002, the following actions were taken:

1.    Election of Directors

Shares voted:

Michael W. Hilton	For: 17,759,735	Withheld: 142,257
Norman A. Fogelsong	For: 17,781,735	Withheld: 120,257

2.  Amendment to the 1998 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,200,000 shares, from 6,290,000 to 7,490,000

Shares voted:

For: 16,395,004	Against: 532,558	Abstain: 119,572

3.    Amendment to the 1998 Directors Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 200,000 shares, from 440,000 to 640,000

Shares voted:

For: 16,428,634	Against: 516,752	Abstain: 102,592

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.01	Registrant’s Amended 1998 Equity Incentive Plan.	—	—	—	—	X

10.02	Registrant’s Amended 1998 Directors Stock Option Plan	—	—	—	—	X

(b)    Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

CO	NCUR TECHNOLOGIES, INC.

Dated: May 14, 2002	By /s/ John F. Adair John F. Adair Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.01	Registrant’s Amended 1998 Equity Incentive Plan.	—	—	—	—	X

10.02	Registrant’s Amended 1998 Directors Stock Option Plan	—	—	—	—	X