Form 10-Q
period 2002-06-30
CONCUR TECHNOLOGIES INC
filed 2002-08-14
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002	Commission file number: 0-25137

CONCUR TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1608052 (I.R.S. Employer Identification No.)

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

Yes  ☒  No  ☐

As of July 31, 2002, there were 26,165,605 shares of the Registrant’s Common Stock outstanding.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q
JUNE 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2002	September 30, 2001
Assets
Current assets:
Cash and cash equivalents	$13,461	$21,700
Marketable securities	2,013	4,065
Accounts receivable (1), net of allowance for doubtful accounts of $680 at June 30, 2002 and $979 at September 30, 2001	5,265	6,211
Prepaid expenses and other current assets	1,167	918

Total current assets	21,906	32,894

Property and equipment, net	3,589	6,706
Restricted cash	1,363	950
Deposits and other assets	137	433

Total assets	$26,995	$40,983

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (2)	$1,139	$1,715
Accrued payroll and benefits	1,314	3,865
Accrued commissions	534	949
Other accrued liabilities	3,809	4,755
Current portion of long-term obligations	244	1,696
Deferred revenues	5,885	5,118

Total current liabilities	12,925	18,098

Long-term obligations, net of current	584	108

Stockholders’ equity:
Common stock, par value $0.001 per share:
Authorized shares – 60,000,000; Issued and outstanding shares – 26,153,527 and 25,814,422 at June 30, 2002 and September 30, 2001, respectively	223,498	223,245
Accumulated deficit	(210,012)	(200,468)

Total stockholders’ equity	13,486	22,777

Total liabilities and stockholders’ equity	$26,995	$40,983

See accompanying notes.

(1)	Includes amounts due from related parties of $218,000 and $688,000 at June 30, 2002 and September 30, 2001, respectively.

(2)	Includes amounts due to related parties of $139,000 and $255,000 at June 30, 2002 and September 30, 2001, respectively.

Concur Technologies, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues, net:
License	$2,322	$3,054	$7,220	$9,592
ASP	2,500	1,214	6,726	2,926
Services	5,929	5,223	17,484	16,399

Total revenues (1)	10,751	9,491	31,430	28,917

Cost of revenues:
License	115	127	337	439
ASP	2,489	2,471	7,626	6,387
Services	2,594	3,466	7,982	10,971

Total cost of revenues (2)	5,198	6,064	15,945	17,797

Gross Profit	5,553	3,427	15,485	11,120

Operating expenses:
Sales and marketing	3,921	5,448	11,967	19,189
Research and development	2,649	3,210	8,013	13,483
General and administrative	1,417	2,681	5,208	8,938
Restructuring charges	—	—	—	338

Total operating expenses	7,987	11,339	25,188	41,948

Loss from operations	(2,434)	(7,912)	(9,703)	(30,828)

Interest income	80	375	310	1,748
Interest expense	(40)	(185)	(162)	(649)
Other income (expense), net	10	(35)	11	(69)

Net loss	$(2,384)	$(7,757)	$(9,544)	$(29,798)

Basic and diluted net loss per share	$(0.09)	$(0.30)	$(0.37)	$(1.17)

Shares used in calculation of basic and diluted net loss per share	26,060	25,713	25,911	25,494

(1)
Includes sales to related parties of $350,000 and $623,000 in the three months ended June 30, 2002 and 2001, and $1.3 million and $2.7 million in the nine months ended June 30, 2002 and 2001, respectively.

(2)	Includes payments to related parties of $290,000 and $191,000 in the three months ended June 30, 2002 and 2001, and $789,000 and $416,000 in the nine months ended June 30, 2002 and 2001, respectively.

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2002	2001
Operating activities
Net loss	$(9,544)	$(29,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	—	134
Depreciation	4,517	4,873
Provision for bad debts	(225)	780
Restructuring charges	—	(635)
Changes in operating assets and liabilities:
Accounts receivable	1,171	4,507
Prepaid expenses, deposits, and other assets	47	928
Accounts payable	(576)	(687)
Accrued liabilities and accrued commissions	(3,970)	(2,158)
Deferred revenues	767	1,812

Net cash used in operating activities	(7,813)	(20,244)

Investing activities
Purchases of property and equipment	(1,400)	(1,903)
Purchase of marketable securities	(3,948)	(13,468)
Maturity of marketable securities	6,000	50,500

Net cash provided by investing activities	652	35,129

Financing activities
Proceeds from issuance of common stock from exercise of stock options	71	30
Issuance of common stock in connection with Employee Stock Purchase Plan	182	636
Proceeds from borrowings	722	—
Increase in restricted cash balances	(413)	(450)
Payments on borrowings and capital leases	(1,640)	(4,463)

Net cash used in financing activities	(1,078)	(4,247)

Net (decrease) increase in cash and cash equivalents	(8,239)	10,638
Cash and cash equivalents at beginning of period	21,700	11,724

Cash and cash equivalents at end of period	$13,461	$22,362

Supplemental disclosure of cash flow information:
Cash paid for interest	$156	$615

See accompanying notes.

CONCUR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

NOTE 1.	DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Concur Technologies, Inc. (“Concur” or the “Company”) is a leading provider of Corporate Expense Management software and services that automate costly and inefficient business processes. The Company’s software products include Concur Expense™ software for automating travel and entertainment expense management, Concur Payment™ software for automating employee requests for vendor payments, and Concur Time™ software for automating time tracking and reporting. These software products are designed to meet the needs of businesses of all sizes through license and application service provider (“ASP”) models. The Company offers its products on a license basis primarily to large companies that want a highly-configurable solution that is managed in-house and delivered over a corporate intranet. The Company also offers Concur Expense as a service on an ASP basis depending on the needs of a given customer, including an ASP model designed primarily for large companies that want a highly-configurable solution provided by the Company on an outsourced basis over the Internet and an ASP model designed primarily for mid-size companies that want a pre-configured solution provided by the Company on an outsourced basis over the Internet. The Company offers its products through a direct sales organization as well as through indirect channels. The Company was originally incorporated in the state of Washington on August 19, 1993 and operations commenced during 1994. On November 25, 1998, the Company was reincorporated in the State of Delaware and it completed the initial public offering of its common stock on December 16, 1998.

Unaudited Interim Financial Information

The financial information as of June 30, 2002, and for the three and nine months ended June 30, 2002 and 2001, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2001, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year.

The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Concur Technologies, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition Policy

The Company delivers its products in the form of software licenses and in the form of services by providing customers with access to its software on a hosted basis through its ASP delivery models.

The Company derives its revenues from the sale of software product licenses, ASP services, customer support services, and professional services. Revenues resulting from license fees are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable, and vendor-specific objective evidence of fair value exists for any undelivered products or services (“elements”) of the arrangement. The Company’s software license contracts include a standard software performance warranty provision. The Company accounts for potential warranty claims in accordance with Statement of Financial Accounting Standards No. 5. To date, the Company has experienced minimal warranty claims. The Company’s standard software license contracts do not include contingencies such as rights of return or conditions of acceptance.

CONCUR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

In arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Vendor-specific objective evidence is based on the price charged when sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not materially change prior to market introduction.

Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and the consulting fees are recognized under the percentage of completion method of contract accounting. If collectability is not considered probable, revenue is recognized when the fee is collected. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

In addition to monthly usage fees, revenues from ASP services include one-time set-up fees. These set-up fees, as well as direct and incremental costs related to set-up, such as labor, commissions and hardware costs, are all recognized over the expected lives of the customer relationships. Because the Company’s ASP services have been commercially available for only a short period of time, set-up fees and the related costs are currently amortized over the contractual lives of the related agreements, which are typically two years. The Company continues to evaluate and will adjust this amortization period as more information becomes available regarding the expected lives of customer relationships, such as the Company’s experience with customer contract renewals and contract cancellations. Set-up fees net of set-up costs and other amounts that are billed to customers in excess of amounts currently recognizable are recorded as deferred revenue. Monthly usage fees related to ASP services are recognized as services are provided to customers.

In some cases, revenues generated from ASP services are derived from arrangements with strategic reseller partners. When the Company assumes the related business risks, such as performance and credit risk, these revenues are recorded on a gross basis, with the amounts paid to the strategic partners recognized as cost of sales. Such business risks are evidenced when, among other things, the Company is responsible for delivery of the service, establishes pricing of the arrangement and is the primary obligor in the arrangement. When the strategic partner assumes a majority of these business risks, such ASP revenues are recorded net of the amounts paid to the reseller partner. Currently, revenues from ASP services are primarily recorded on a gross basis. Related sales commissions paid to our channel support personnel are recorded as cost of sales.

Services revenues earned from customers that license the Company’s software result from customer support agreements and consulting services. Customer support agreements provide for technical support and include the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Revenues from customer support agreements are recognized ratably over the lives of the related agreements, which are typically one year. Consulting services consist of system implementation and integration, planning, data conversion, training and development, and documentation of procedures. Consulting services are primarily performed on a time-and-materials basis under separate service arrangements. When software licenses and services are sold together, the Company evaluates the services to determine whether they are essential to the functionality of the software. The Company’s services are typically not considered essential to the functionality of the software and, therefore, revenues related to software licenses are typically recognized immediately and revenues related to such services are recognized as the services are performed. In some instances, consulting services are performed under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis. In addition, the Company maintains estimated allowances on consulting revenues based on historical experience.

Liquidity

The Company continues to incur losses from operating results and had total stockholders’ equity of $13.5 million at June 30, 2002, including an accumulated deficit of $210.0 million. As a result of its significant product development, customer support, and sales and marketing efforts, the Company has required substantial working capital to fund its operations. To date, equity offerings have been the Company’s principal external source of liquidity. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and anticipated capital expenditures for at least the next 12 months.

CONCUR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

Any substantial inability to achieve the current business plan could have a material adverse impact on the Company’s financial position, liquidity, or results of operations and could require the Company to reduce expenditures or seek additional debt or equity financing to enable it to continue operations through at least the next 12 months. If no such debt or equity financing were available, management believes that it would be able to reduce expenditures sufficiently to sustain operations for at least the next 12 months.

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

In December 2001, the Company offered a voluntary stock option exchange program to its employees. The program allowed eligible employees, at their discretion before January 4, 2002, to elect to cancel unexercised stock options with an exercise price equal to or greater than $1.30 per share that were previously granted to such employees under the Company’s 1994 Stock Option Plan, 1998 Equity Incentive Plan, and 1999 Stock Incentive Plan. Any option granted within the six months preceding December 3, 2001 to an employee who elected to participate in the program was automatically cancelled, and those cancelled options with an exercise price equal to or greater than $1.30 per share became eligible for exchange under the program. Each participating employee was eligible to receive a replacement option to purchase a number of shares equal to two-thirds of the number of shares subject to eligible cancelled options, provided that the participating employee remained employed by the Company on the date that the replacement options were granted. The replacement options were to be granted at least six months and one day after January 4, 2002, the date that the cancelled options were accepted by the Company for exchange. The replacement grant date occurred on July 15, 2002, and the Company issued options to purchase approximately 230,000 shares of common stock, each at an exercise price of $1.87 per share, the closing price of a share of the Company’s common stock as reported on the Nasdaq National Market on July 15, 2002.

For financial reporting purposes, the stock option exchange program is not considered compensatory and will not result in variable accounting for the subject options. Accordingly, Concur does not anticipate recording stock compensation charges as a result of the implementation of the program.

NOTE 3.	LONG-TERM DEBT OBLIGATIONS

In March 2002, the Company established a $1.0 million equipment credit facility with a bank, pursuant to the terms of a loan and security agreement. This agreement allows for advances in the amount of actual equipment purchases made through December 25, 2002, up to $1.0 million, provided that the Company maintains a deposit account with the bank in an amount equal to or greater than the aggregate amount owed to the bank under the agreement (the “Cash Collateral”). Borrowings under the credit line bear interest at the bank’s prime rate less 1.0%, and the loan matures on December 25, 2004. Payments are interest only through December 25, 2002. After December 25, 2002, the outstanding balance becomes due in 24 equal monthly principal payments, plus accrued interest. The loan is secured by a first priority security interest in the Cash Collateral. As of June 30, 2002, the outstanding indebtedness under the loan agreement was $722,000.

CONCUR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

NOTE 4.	SUBSEQUENT EVENTS

On July 31, 2002, the Company acquired all of the outstanding equity securities of Captura Software, Inc. (“Captura”), a privately-held Delaware corporation and a leading provider of hosted Corporate Expense Management solutions for the Global 2000 market. The Company expects to integrate Captura’s operations into the Company’s operations at its headquarters in Redmond, Washington.

Under the acquisition agreement, all outstanding equity securities of Captura will be exchanged for up to approximately 5.2 million shares of the Company’s common stock, which will represent approximately 16.6% ownership of the combined entity, plus approximately $2 million in cash. The amount of consideration is subject to certain adjustments and escrow provisions. Based on the fair value of the Company’s stock at the time of the acquisition, the transaction was valued at between approximately $12.5 and $14.9 million, subject to such adjustments and escrow provisions, including the following: (a) an indemnity escrow of approximately 10% of the merger consideration; (b) a reduction of the cash consideration by approximately $1.1 million primarily relating to payments made by Captura or the Company to former Captura employees in connection with Captura’s pre-existing retention bonus plan; and (c) a hold back of approximately 1.1 million shares of the stock consideration, which is subject to achievement of certain additional customer bookings by September 30, 2002. The Company did not assume any of Captura’s outstanding stock options or warrants in the transaction. In addition, the Company is currently in the process of obtaining a third-party valuation of certain acquired intangible assets; thus, the allocation of the purchase price to the individual identifiable assets acquired and liabilities assumed has not been finalized.

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

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. For example, statements under “Business Outlook” in this section, and other statements throughout this section regarding future financial results and liquidity, are forward looking statements. You can identify forward-looking statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described in this report under “Factors That May Affect Results Of Operations And Financial Condition” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any of such forward-looking statements.

Overview

Concur Technologies, Inc. is a leading provider of Web-based Corporate Expense Management software and services that automate costly and inefficient business processes, allowing companies to leverage their most limited resources: time, money, knowledge, and energy. Our software products include Concur Expense™ software for automating travel and entertainment expense management, Concur Payment™ software for automating employee requests for vendor payments, and Concur Time™ software for automating time tracking and reporting. These software products are designed to meet the needs of businesses of all sizes through both license and application service provider (“ASP”) models. We offer our products on a license basis primarily to large companies that want a highly-configurable solution that is managed in-house and delivered over a corporate intranet. We also offer Concur Expense as a service on an ASP basis depending on the needs of a given customer, including an ASP model designed primarily for large companies that want a highly-configurable solution provided by us on an outsourced basis over the Internet and an ASP model designed primarily for mid-size companies that want a pre-configured solution provided by us on an outsourced basis over the Internet. We offer our products through a direct sales organization as well as through indirect channels.

Since 1996, more than 1,000 companies have licensed our market-leading software and services for nearly 3.5 million employees. Our solutions work to streamline our customers’ business processes, reducing their costs, increasing their productivity, improving compliance with their business policies, and expanding their knowledge base to apply greater intelligence to their spending patterns. Our strategic relationships include more than 50 world-class organizations such as ADP, Inc., American Express, KPMG Consulting, Inc., Microsoft Corporation, and Microsoft Great Plains Business Solutions.

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

On June 30, 1998, we acquired 7Software, Inc., a privately held software company and the developer of Concur Procurement. On June 1, 1999, we acquired Seeker Software, Inc., a privately held software company and the developer of Concur Human Resources.

In October 1999, we began offering Concur Expense as a service on an ASP basis, principally to mid-size companies that want a pre-configured solution provided on an outsourced basis over the Internet. In December 1999, we introduced an additional ASP offering principally for large companies that want a highly-configurable solution provided on an outsourced basis over the Internet.

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

On July 31, 2002, we completed and announced our acquisition of Captura Software, Inc., a Delaware corporation (“Captura”), through the merger of a wholly-owned subsidiary of Concur with and into Captura, with Captura surviving as our wholly-owned subsidiary. The merger is not intended to be a tax-free reorganization, and we will account for the merger under the purchase method of accounting. Prior to the merger, Captura was a privately-held corporation that primarily provided hosted Corporate Expense Management solutions. Following the merger, Captura’s operations will be consolidated into our operations at our headquarters in Redmond, Washington. Our integration plan will include eliminating redundancies in personnel, equipment, and services to reduce costs for the combined entity. With the acquisition of Captura, we expect to expand our position as the worldwide leader in Corporate Expense Management solutions for all market segments. The acquisition immediately strengthens our customer base and provides an additional source of predictable recurring revenue from customers of Captura’s hosted solutions.

In connection with the Captura acquisition, all of the outstanding equity securities of Captura will be exchanged for up to approximately 5.2 million shares of our common stock, representing approximately 16.6% ownership of the combined entity. Additionally, we will pay approximately $2 million in cash in connection with the merger. The merger consideration of stock and cash is subject to certain adjustments and escrow provisions, including the following: (a) an indemnity escrow of approximately 10% of the merger consideration; (b) a reduction of the cash consideration by approximately $1.1 million primarily relating to payments made by Captura or us to former Captura employees in connection with Captura’s pre-existing retention bonus plan; and (c) a hold back of approximately 1.1 million shares of the stock consideration, which is subject to achievement of certain additional customer bookings by September 30, 2002. We did not assume any of Captura’s outstanding stock options or warrants in the merger.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition and bad debts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

License revenues are comprised primarily of fees for the delivery of software licenses. We recognize license revenues when we obtain a signed contract from our customer, we have delivered the software, the amount of the transaction is fixed or determinable, collectability is probable, and vendor-specific objective evidence of fair value exists for any undelivered products or services (“elements”) of the arrangement. Our software license contracts typically include an industry standard software performance warranty, for which we provide a reserve based on historical experience. To date, we have experienced minimal warranty claims. Our software license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

In arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of their fair value and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), consulting, or hosting services. Vendor-specific objective evidence is based on the price charged when sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not materially change prior to market introduction. We are required to exercise judgments in deciding to how to interpret the evidence of fair value to determine the fair value to allocate to a given element, and in determining whether an established price is likely or not likely to change after market introduction. These judgments may affect the timing of our revenue recognition and results of operations.

Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If we determine the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and the consulting fees are recognized under the percentage of completion method of contract accounting. If collectability is not considered probable, revenue is recognized when the fee is collected. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Accordingly, our judgments as to whether services should be considered essential to the functionality of licensed software, and the probability of collection and determinability of fees, may affect our results of operations. If a non-standard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

In addition to monthly usage fees, revenues from ASP services include one-time set-up fees. These setup fees, as well as costs incurred directly for this one-time set-up, such as labor, commissions and hardware costs, are all capitalized when incurred and then recognized over the expected lives of the customer relationships. Because our ASP services have been commercially available for only a short period of time, we are currently amortizing set-up fees and the related costs over the contractual lives of the related agreements, which are typically two years. We will continue to evaluate and adjust this amortization period as we gain more experience with customer contract renewals and contract cancellations. It is possible, based on that experience, that in the future we will extend the period over which we amortize such set-up fees. Set-up fees net of set-up costs and other amounts that are billed to our customers in excess of the amounts currently recognizable are recorded as deferred revenue on our balance sheet. We recognize ASP usage fees monthly as the service is provided to the customer.

Some of our mid-market ASP revenues are generated from sales made through our reseller partners, such as ADP and Microsoft Great Plains Business Solutions. Where we assume the majority of the business risks associated with providing ASP services, such as hosting, set-up, establishing pricing, or the risk of credit loss, we record the associated revenues on a gross basis with amounts paid to our reseller partners being recognized as cost of sales. When the reseller partner assumes the majority of these risks, we record associated ASP revenues net of the amounts paid to the reseller partner. As a result, our judgment as to whether we have assumed enough risk to record gross revenues affects our results of operations. Currently, revenues from ASP services are primarily recorded on a gross basis. However, a significant portion of revenues from newly acquired ASP customers will be recorded on a net basis as the reseller partners assume the majority of the related business risks. Sales commissions paid to our channel support personnel are recorded as cost of sales.

Services revenues from customers that have purchased our license software consist of fees from software maintenance agreements and consulting services. Maintenance agreements provide for technical support and include the right to receive unspecified upgrades and enhancements to our software products on a when-and-if available basis. Fees received in advance for maintenance agreements are recorded as deferred revenue on the balance sheet, and recognized ratably over the lives of the related agreements, which are typically one year. Consulting services consist of initial systems implementation of our software products, implementation of upgrades and enhancements to our software products, and other services, such as planning, data conversion, training, and documentation of procedures. Our consulting services are primarily performed on a time-and-materials basis. When we sell our software and consulting services together, we evaluate the consulting services to determine whether they are essential to the functionality of the software. Our services typically are not considered essential to the functionality of the software, therefore we recognize license revenues immediately and we recognize consulting services revenues as the services are performed. In some instances, we have sold our consulting services under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis. In addition, we maintain estimated allowances on consulting revenues based on historical collection experience.

Bad Debts.    We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of the customer. Our financial statements include reserves against revenues, and reserves against general and administrative expenses for accounts receivable we believe will prove to be uncollectible. We provide an allowance for bad debts as well as revenue reserves based on historical experience, current and expected economic trends, and specific information about customer accounts. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS FOR THE THREE and NINE MONTHS ENDED June 30, 2002 AND 2001

Selected Financial Data

The following table sets forth certain financial data, derived from the Company’s unaudited statements of operations, as a percentage of total revenues, for the periods indicated. The operating results for the three and nine months ended June 30, 2002 and 2001, are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues, net:
License	21.6%	32.2%	23.0%	33.2%
ASP	23.3	12.8	21.4	10.1
Services	55.1	55.0	55.6	56.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License	1.1	1.3	1.1	1.5
ASP	23.1	26.0	24.2	22.1
Services	24.1	36.5	25.4	37.9

Total cost of revenues	48.3	63.8	50.7	61.5

Gross Profit	51.7	36.2	49.3	38.5
Operating expenses:
Sales and marketing	36.5	57.4	38.1	66.4
Research and development	24.6	33.8	25.5	46.6
General and administrative	13.2	28.3	16.6	30.9
Restructuring charges	—	—	—	1.2

Total operating expenses	74.3	119.5	80.2	145.1

Loss from operations	(22.6)	(83.3)	(30.9)	(106.6)
Interest income	0.7	4.0	1.0	6.0
Interest expense	(0.4)	(2.0)	(0.5)	(2.2)
Other expense, net	0.1	(0.4)	0.0	(0.2)

Net loss	(22.2)%	(81.7)%	(30.4)%	(103.0)%

Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
	2002	2001	Change	2002	2001	Change
	(dollars in thousands)
License	$2,322	$3,054	(24.0)%	$7,220	$9,377	(23.0)%
ASP	2,500	1,214	105.9%	6,726	2,926	129.9%
Services	5,929	5,223	13.5%	17,484	16,399	6.6%

Gross revenues	10,751	9,491	13.3%	$31,430	$28,702	9.5%
Sales returns & allowances	—	—	—	—	215	(100.0)%

Net revenues	$10,751	$9,491	13.3%	$31,430	$28,917	8.7%

License Revenues.    License revenues consist of license fees for our software products, which we sell in the United States and in international markets through our direct sales organization and through strategic referral and reseller arrangements. The decrease in license revenues for the three months ended June 30, 2002 from those ended June 30, 2001 reflects a generally weaker economic environment in fiscal 2002. The decrease in license revenue for the nine months ended June 30, 2002 from those ended June 30, 2001 reflects our discontinuation of sales of Concur Human Resources resulting from our divestiture of the Concur Human Resources product line in March 2001, as well as a generally weaker economic environment during the nine months ended June 30, 2002. License revenues for the nine months ended June 30, 2001 included a $215,000 reduction of sales returns and allowances reserves in connection with our discontinuation of Concur Procurement in June 2000.

ASP Revenues.    ASP revenues consist of monthly fees that customers pay for the use of our ASP services, the amortization of one-time set-up fees charged in prior quarters in connection with those services and recognized over time, as well as hosting services provided to certain license customers who have elected to have us host and manage their Concur Expense license product. We market our ASP services through our direct sales organization, and through strategic referral and reseller arrangements, in the United States and in international markets. The increase in ASP revenues in the three and nine months ended June 30, 2002 from the same periods in fiscal 2001 is a result of the increasing size of the customer base contributing to our recurring revenue stream since the launch of our ASP services in the first quarter of fiscal 2000, which was driven in part by the introduction of sales through our strategic relationships. In May 2000, we entered into a strategic relationship with ADP, Inc., under which ADP markets our ASP services to its existing customers and to potential new customers. In June 2001, we signed a reseller agreement with Microsoft Great Plains Business Solutions, under which Microsoft Great Plains Business Solutions resells and jointly markets our ASP services to its existing customers and to potential new customers through its value-added reseller network. The majority of new sales of ASP services during the three and nine months ended June 30, 2002 occurred through these indirect channels, nearly all of which were through ADP. We expect ASP revenues to continue to grow during the remainder of fiscal 2002 and in fiscal 2003 as a result of the continued development of our existing strategic relationships, the introduction of additional strategic relationships, the addition of customers of Captura’s hosted solutions, and as we continue to focus our direct sales efforts on the growing demand for large-market sales opportunities for ASP services.

Services Revenues.    Services revenues consist of customer support fees, consulting services fees, and training fees. The increase in services revenues in the three and nine months ended June 30, 2002, compared to the same periods in 2001, primarily relates to an increase in annual customer support contracts entered into in the current and prior periods, which is a result of our growing installed customer base, as well as additional consulting services provided to implement upgrades and enhancements of Concur Expense. We expect consulting services revenues to fluctuate based on sales of our products, as well as demand associated with implementation of future upgrades and enhancements of our products.

International Revenues.    Revenues from licenses and services to customers outside the United States were $888,000 and $604,000 for the three months ended June 30, 2002 and June 30, 2001, and $2.4 million and $2.6 million for the nine months ended June 30, 2002 and June 30, 2001, respectively. Historically, as a result of the relatively small amount of our international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

Cost of Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
	2002	2001	Change	2002	2001	Change
	(dollars in thousands)
Cost of license revenues	$115	$127	(9.4)%	$337	$439	(23.2)%
Percentage of gross license revenues	5.0%	4.2%		4.7%	4.7%

Cost of ASP revenues	$2,489	$2,471	0.7%	$7,626	$6,387	19.4%
Percentage of ASP revenues	99.6%	203.5%		113.4%	218.3%

Cost of services revenues	$2,594	$3,466	(25.2)%	$7,982	$10,971	(27.2)%
Percentage of services revenues	43.8%	66.4%		45.7%	66.9%

Total cost of revenues	$5,198	$6,064	(14.3)%	$15,945	$17,797	(10.4)%
Percentage of gross revenues	48.3%	63.9%		50.7%	62.0%

Cost of License Revenues.    Cost of license revenues consists primarily of royalties for sub-licensing third-party software, and, to a lesser extent, the costs of manuals, media, and duplication for our licensed products. We expect that the cost of license revenues will continue to fluctuate modestly in relation to changes in the overall demand for our license products.

Cost of ASP Revenues.    Cost of ASP revenues consists of salaries, commissions, server costs and fees, co-location and telecommunication charges, strategic referral and reseller fees, and amortization of deferred set-up costs. The cost of ASP revenues for the nine months ended June 30, 2002 increased from the nine months ended June 30, 2001 primarily due to growth of amortized customer set-up costs incurred in prior quarters and recognized over time. To a lesser extent, this increase was also a result of increased infrastructure costs required to accommodate the current and near-term growth of our ASP services, as well as incremental costs incurred to support a larger customer base, such as referral and reseller fees, telecommunication charges, and server and storage fees. We expect the cost of ASP revenues to increase modestly during the remainder of fiscal 2002 and in fiscal 2003 as a result of the acquisition of Captura, and to a lesser extent, to support our continued growth.

Cost of Services Revenues.    Cost of services revenues consists primarily of the salaries, benefits, and other expenses associated with employees who provide customer support, consulting services, and product training. The decrease in cost of services revenues for the three and nine months ended June 30, 2002, as compared to the same periods in 2001, was primarily due to a decrease in consulting services personnel, which was made possible by improvements in our solutions and implementation methodology that enable us to provide consulting services more efficiently. In addition, this decrease reflects personnel reductions related to our sale of the Concur Human Resources product line, as well as our company-wide cost reduction efforts. Cost of services revenues as a percentage of services revenues may vary between periods due to changes in the level and mix of services provided to our customers.

Operating Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
	2002	2001	Change	2002	2001	Change
	(dollars in thousands)
Sales and marketing	$3,921	$5,448	(28.0)%	$11,967	$19,189	(37.6)%
Percentage of gross revenues	36.5%	57.4%		38.1%	66.9%

Research and development	$2,649	$3,210	(17.5)%	$8,013	$13,483	(40.6)%
Percentage of gross revenues	24.6%	33.8%		25.5%	47.0%

General and administrative	$1,417	$2,681	(47.1)%	$5,208	$8,938	(41.7)%
Percentage of gross revenues	13.2%	28.2%		16.6%	31.1%

Restructuring charges	$—	$—	—	$—	$338	(100.0)%
Percentage of gross revenues	—	—		—	1.2%

Total operating expenses	$7,987	$11,339	(29.6)%	$25,188	$41,948	(40.0)%
Percentage of gross revenues	74.3%	119.5%		80.1%	146.2%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, sales commissions, travel, and facility costs for our sales and marketing personnel and, to a lesser extent, costs of advertising, trade shows, and other promotional activities. The decrease in sales and marketing expenses for the three and nine months ended June 30, 2002, as compared to the three and nine months ended June 30, 2001, was primarily due to a decrease in sales and marketing personnel, commissions, travel costs, and recruiting expenses. These decreases primarily resulted from personnel reductions related to our sale of the Concur Human Resources product line, as well as measures taken to increase productivity across the direct sales force, increased focus on channel sales, reduced advertising, and company-wide efforts to reduce costs. Based on our expected revenue growth in future periods, we expect our sales and marketing expenses to increase modestly but decrease as a percentage of such revenues.

Research and Development.    Research and development expenses consist primarily of salaries and benefits, costs of consulting for software development, facility costs, and expenses associated with computer software and hardware used in our software development activities. The decrease in research and development expenses in the three and nine months ended June 30, 2002, as compared to that of the three and nine months ended June 30, 2001, was primarily related to a decrease in the number of outside contractors and employees utilized in software engineering, program management, and quality assurance, which were all primarily due to the sale of our Concur Human Resources product line in March 2001. To a lesser extent, this decrease reflects a reduction in general operating expenses, as part of our company-wide efforts to reduce costs. For the remainder of fiscal 2002 and in fiscal 2003, we expect our research and development expenses to increase modestly as a result of retaining certain Captura research and development personnel in connection with the Captura acquisition.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and related costs associated with personnel in finance, human resources, legal, administration, and facilities, together with the provision for bad debts. The decrease in general and administrative costs in the three and nine months ended June 30, 2002, from the related periods in 2001, was primarily due to a reduction in personnel and related costs, amounts incurred for the provision for bad debts, and spending for legal and other third party service providers in connection with our company-wide effort to reduce costs. In the fourth quarter of fiscal 2002 and during fiscal 2003, we expect a modest increase in general and administrative expenses, primarily as a result of normal ongoing operating costs of the acquired entity, as well as certain short-term costs associated with the integration of Captura’s administrative services into Concur.

Interest Income and Interest Expense

	Three Months Ended June 30,			Nine Months Ended June 30,
	2002	2001	Change	2002	2001	Change
	(dollars in thousands)
Interest income	$80	$375	(78.7)%	$310	$1,748	(82.3)%
Interest expense	40	185	(78.4)%	162	649	(75.0)%

Interest Income and Interest Expense.    The decrease in interest income in the three and nine months ended June 30, 2002, as compared to the three and nine months ended June 30, 2001, was due to the decrease in cash, cash equivalents and marketable securities upon which we earn interest, and to a lesser extent, to lower interest rates earned on our investment portfolio. The decrease in interest expense in the three and nine months ended June 30, 2002, from the three and nine months ended June 30, 2001, was due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes.    No provision for federal and state income taxes has been recorded as we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

Our total assets were $27.0 million and $41.0 million at June 30, 2002 and September 30, 2001, respectively, representing a decrease of $14.0 million, or 34.1%. This decrease was primarily due to the use of cash in our operations, and a related decrease in marketable securities. To a lesser extent, this decrease was also due to the depreciation of our fixed assets. Cash, cash equivalents, marketable securities, and restricted cash totaled $16.8 million as of June 30, 2002, compared to $26.7 million at September 30, 2001, representing a decrease of $9.9 million, or 37.1%.

Our accounts receivable balance, net of allowance for doubtful accounts of $680,000 and $979,000, was $5.3 million and $6.2 million as of June 30, 2002 and September 30, 2001, respectively, representing a decrease of $900,000, or 14.5%. Days’ sales outstanding (“DSO”) in accounts receivable was 45 days and 53 days as of June 30, 2002 and September 30, 2001, respectively. This improvement was primarily the result of improved collections of outstanding accounts receivable as well as the increase in significance of monthly ASP billings which are, for the most part, collected in advance of each monthly period. We expect that DSO will fluctuate in future quarters, based on then-current period revenues, the accounts receivable aging, as well as the revenue mix between license, ASP, and services revenues.

Our total current liabilities were $12.9 million and $18.1 million as of June 30, 2002 and September 30, 2001, respectively, representing a decrease of $5.2 million, or 28.7%. This decrease consisted primarily of a reduction in outstanding indebtedness under capital lease obligations, as we pay off such liabilities, as well as a reduction in accrued payroll and benefits due to the payment of accrued bonuses during the quarter ended December 31, 2001.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of equity securities and, to a lesser degree, through the use of long-term debt and equipment leases. Our sources of liquidity as of June 30, 2002 consisted principally of cash, cash equivalents, and marketable securities, totaling $16.8 million. Of that amount, $141,000 was pledged against a line-of-credit securing the lease of our corporate headquarters, $500,000 secured the daily transactions processed in connection with our ASP services, and $722,000 secured an equipment credit facility.

Net cash used in operating activities was $7.8 million and $20.2 million during the nine months ended June 30, 2002 and 2001, respectively. For these periods, net cash used in operating activities was primarily a result of funding normal, on-going operations.

Our investing activities have consisted primarily of purchases of property and equipment, and purchases and related maturity of marketable securities. Property and equipment acquisitions totaled $1.4 million and $1.9 million during the nine months ended June 30, 2002 and 2001, respectively.

Our financing activities used $1.1 million and $4.2 million in the nine months ended June 30, 2002 and 2001, respectively. The use of cash is primarily the result of payments made on loans and capital leases.

In March 2002, we established a $1.0 million equipment credit facility with a bank, pursuant to the terms of a loan and security agreement. This agreement allows for advances in the amount of actual equipment purchases made through December 2002, up to $1.0 million. Borrowings bear interest at the lending bank’s prime rate less 1.0%, and the loan matures in December 2004. As of June 30, 2002, the outstanding indebtedness under the loan agreement was $722,000.

The following are contractual commitments associated with our debt, lease, and facilities obligations, as of June 30, 2002 and without the effect of our acquisition of Captura:

	Remainder of Fiscal 2002	Fiscal Year Ending September 30,
		2003	2004	2005	Total
	(in thousands)
Debt – principal and interest	$14	$294	$370	$90	$768
Capital leases, interest and tax	70	—	—	—	70
Operating leases	344	1,382	1,404	953	4,083

Total contractual commitments	$428	$1,676	$1,774	$1,043	$4,921

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

Business Outlook

The following statements are based on our current expectations and we do not undertake any duty to update them. These statements are forward-looking and inherently uncertain. Actual results may differ materially as a result of the factors described under “Factors That May Affect Results Of Operations And Financial Condition” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission. Looking forward, we currently have the following expectations for the remainder of fiscal 2002 and for fiscal 2003:

Fourth Quarter of Fiscal 2002

•	we expect that the business for our ASP services in both the large and middle markets will continue to become a more significant portion of our overall business;

•	we expect total revenues to be between $12.4 and $12.9 million for the fourth quarter of fiscal 2002, and between $43.8 and $44.3 million for fiscal 2002;

•	we expect total cost of revenues to be between $5.8 and $5.9 million for the fourth quarter of fiscal 2002, and between $21.7 and $21.8 million for fiscal 2002;

•
we expect total operating expenses to be between $10.0 and $10.1 million for the fourth quarter of fiscal 2002, and between $35.2 and $35.3 million for fiscal 2002, including approximately $300,000 related to amortization of intangible assets and a one-time charge of approximately $1.5 million related to the right-off of in-process research and development, all in connection with the acquisition of Captura; and

•
we expect a loss per share of between $0.09 and $0.11 for the fourth quarter of fiscal 2002, and a loss per share of between $0.45 and $0.48 for fiscal 2002, which includes a one-time charge of approximately $0.05 related to the write-off of in-process research and development in connection with the acquisition of Captura. Excluding such write-off, we expect a loss per share of between $0.04 and $0.06 for the fourth quarter of fiscal 2002, and a loss per share of between $0.40 and $0.43 for fiscal 2002.

Fiscal 2003

•	we expect to achieve profitability by the end of the first quarter of fiscal 2003 and to become cash flow positive before the end of the first quarter fiscal 2003;

•	we expect total revenues to be between $63.0 and $63.8 million for fiscal 2003;

•	we expect total cost of revenues to be between $27.1 and $27.4 million for fiscal 2003;

•
we expect total operating expenses to be between $34.8 and $35.2 million for fiscal 2003, including approximately $1.2 million related to amortization of intangible assets in connection with the acquisition of Captura;

•	we expect a profit per share of between $0.05 and $0.07 for fiscal 2003.

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

Since 1993, we have spent substantial financial and other resources to develop our software products and services and otherwise fund our operations, and we expect to continue to do so to fund our investments in research and development and our other business operations. Our recent acquisition of Captura will require us to expend additional financial and other resources, including, in addition to merger consideration, costs of retention and integration of certain Captura employees. To date, we have incurred net losses in each quarter of operation and have not achieved profitability. We incurred net losses totaling $35.1 million, $75.7 million, and $46.5 million in fiscal 2001, 2000, and 1999, respectively. As of June 30, 2002, we had an accumulated deficit of $210.0 million. We expect to continue to incur net losses in the immediate future and there can be no assurance that we will achieve profitability.

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

We Depend On Services Revenues; Services Revenues And Services Revenue Margins May Decline.

Our services revenues represented 55.1% of total revenues for the quarter ended June 30, 2002. We anticipate that services revenues will continue to represent a significant percentage of total revenues. The level of services revenues depends largely upon demand for our consulting services and ongoing renewals of customer support contracts by our installed customer base. Our consulting revenues could decline if third-party organizations such as systems integrators compete with us for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Our ability to increase services revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. Due to the increasing costs of operating a professional services organization, we may not be able to maintain our current margins in this part of our business.

We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict.

Our software license revenues represented 21.6% of total revenues for the quarter ended June 30, 2002. Our licensed software products are typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. In fiscal 2000, our revenues fell below our own and consensus securities analysts’ estimates and, as a result, the price of our stock declined significantly. If our revenues fall below our own estimates or below the consensus analysts’ estimate in an upcoming quarter, our stock price could decline further, harming our business significantly in terms of, among other things, diminished employee morale and public image.

Our ASP Models Have A Limited History.

In fiscal 2000, we began to offer our Concur Expense software as a service under Internet-based ASP models to complement our traditional licensing of this product. In addition, we recently acquired Captura, which offers its products primarily as an ASP service. We offer our ASP services on a subscription basis to companies seeking to outsource their Corporate Expense Management applications. These delivery models have been in operation for a limited period of time and represent a significant departure from the strategies we and other enterprise software vendors have traditionally employed. We have limited experience selling products or services under ASP models, and our efforts to develop our ASP services may divert our financial resources and management time and attention away from other aspects of our business. Even if our strategy of offering our products to customers over the Internet proves successful, some of those Internet customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements, which is likely to reduce our revenue. Furthermore, our total ASP revenues exceeded our cost of ASP revenues for the first time in the quarter ended June 30, 2002. We cannot assure you that we will be able to maintain positive gross margins in our ASP business in future periods. In addition, Captura never achieved positive gross margins from its ASP service. To maintain positive margins for our ASP services, our ASP revenues will need to continue to grow more rapidly than the cost of such revenues. In light of our limited experience with providing ASP services and our reliance on strategic referral partners for marketing purposes, we cannot assure you that such revenue growth will continue at the rates we expect or at all. If our business for ASP services does not grow sufficiently, we could fail to meet expectations for our results of operations.

We Depend On ASP Revenues, Which Are Difficult To Predict.

We have become more reliant on revenues generated by our ASP services. We expect this trend to continue, particularly in light of our acquisition of Captura. We generally begin to recognize ASP revenue after our ASP service has been implemented and ratably for the duration of our ASP service contracts. The cycle for implementing our ASP service can be unpredictable because our ASP service must be intergrated with a customer’s existing systems or business. Any such delays may prevent us from recognizing ASP revenue for periods of time even when we have incurred expenses relating to the implementation of our ASP service. Furthermore, we may experience unanticipated increases in costs associated with providing our ASP service to customers over the term of our ASP service contracts as a result of inflation, inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our ASP service contracts contain cancellation provisions, and as a result, we may recognize substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or ortherwise seeks to terminate a subscription agreement prior to the end of its term, our operating results could be substantially harmed.

If We Do Not Successfully Integrate The Operations Of Captura In A Timely Manner, We May Not Achieve The Benefits We Expect From Our Acquisition Of Captura.

To successfully integrate Captura, we must be able to operate Concur and Captura as a single, combined enterprise utilizing common information and communication systems, operating procedures, financial controls and human resources practices. In addition, we must integrate Captura’s product development operations, products and technologies with our own. We may encounter substantial difficulties, costs and delays involved in integrating Captura’s operations into our own, including:

•	potential conflicts in distribution, marketing or other important relationships;

•	difficulties in coordinating different development and engineering teams;

•	potential incompatibility of business cultures;

•	perceived adverse changes in business focus; and

•	the loss of key employees and diversion of the attention of management from other ongoing business concerns.

In addition, we will need to retain and integrate key research and development personnel. We will also need to educate our sales force and our indirect sales channels regarding our Captura products and services. Training our direct sales force will consume additional time and resources, and may not occur rapidly enough to achieve a smooth transition with respect our sales efforts for Captura products. Furthermore, indirect channels may not market these products and services to current and potential customers effectively, or at all. The acquisition may also have the effect of disrupting our current customer relationships and Captura’s ongoing customer relationships. Such customers may not continue their current buying patterns with respect to our products or the Captura products we plan to offer. Some customers, including customers we are hoping to obtain through our acquisition of Captura, may defer purchasing decisions as they evaluate the likelihood of successful integration of Captura’s products and services with ours, and our future product and service strategy. Integration of Captura’s operations may take longer than expected, and we may be required to expend more resources on the integration than anticipated. The need to expend additional resources on integration may reduce the resources that would otherwise be spent on developing our products and technologies.

If We Acquire Companies, Products or Technologies, We May Face Risks Associated With Those Acquisitions.

We recently acquired Captura, and if we are presented with appropriate opportunities, we may acquire additional companies or make investments in other companies, products or technologies in the future. Captura is, and many of these potential target-companies may be, in the early stages of their development and have unproven business models. We may not realize the anticipated benefits of the Captura acquisition or future acquisitions or investments to the extent that we anticipate, or at all. We may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If this acquisition or any future acquisition or investment are not perceived as accretive, our stock price may decline. In addition, we may incur non-cash charges resulting from acquisitions, which could harm our operating results. We accounted for the Captura acquisition using the purchase method of accounting, according to which we must allocate the purchase price of Captura to specific tangible and intangible assets acquired and liabilities assumed from Captura. Charges such as these could delay and thereafter reduce our profitability.

It Is Important For Us To Continue To Develop And Maintain Strategic Relationships.

To offer products and services to a larger customer base than we can reach through direct sales, telesales, and internal marketing efforts, we depend on strategic referral relationships and reseller relationships. For example, a majority of our new sales of ASP services in recent periods occurred through our relationship with ADP, Inc., one of our strategic partners. If we were unable to maintain our existing strategic referral or reseller relationships or enter into additional strategic referral or reseller relationships, we would have to devote substantially more resources to the distribution, sales, and marketing of our products and services. Our success depends in part on the ultimate success of our strategic referral and reseller partners and their ability to market our products and services successfully. Our existing strategic referral partners are not obligated to refer any potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

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

Some Of Our Customers Are Emerging Companies That Represent Credit Risks.

We expect to continue to derive a portion of our revenues from sales to emerging companies. Many of these companies have limited operating histories and have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and we may continue to have these difficulties in the future. These difficulties may increase as a result of the downturn in economic activity and reductions in funding for emerging companies from public capital markets and private venture capital and equity sources. If any significant part of our customer base experiences commercial difficulties or is unable or unwilling to pay for any reason, our business will suffer.

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

We Have Been Public For A Short Time And Our Stock Price Has Been Volatile.

We completed our initial public offering in December 1998. Since then, the market price of our common stock has been highly volatile and subject to wide fluctuations. We expect our stock price to continue to fluctuate:

•	in response to quarterly fluctuations in our operating results;

•	in reaction to announcements of technological innovations, new products, or significant agreements by us or our competitors;

•	in reaction to changes in prices of our products or the products of our competitors;

•	because of market conditions in our industry;

•	in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors;

•	as a result of the active trading of our stock by online day traders; and

•	in reaction to market perception of our acquisition of Captura and progress toward integration of Captura’s products, operations and personnel.

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

We Depend Significantly On Direct Sales.

We sell our licensed products primarily through our direct sales force. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements. In the future, we intend to continue developing indirect distribution channels through third-party distribution arrangements, but we may not be successful in establishing and maintaining those arrangements, or they may not increase revenues. Furthermore, we plan to continue using resellers and strategic referral partners to market our ASP services in particular. We have limited experience utilizing resellers and referral partners to date. The failure to adequately expand indirect channels may place us at a competitive disadvantage.

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

Revenues from customers outside the United States represented approximately $4.4 million, $3.3 million, and $932,000 in fiscal 2001, 2000, and 1999, respectively. We intend to continue to expand our international sales and marketing activities and enter into relationships with additional international distribution partners. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract and retain distribution partners that will be able to market our products effectively.

We must also customize our products for local markets. For example, our ability to expand into the European market will depend on our ability to develop a travel and entertainment expense management solution that incorporates the tax laws and accounting practices followed in applicable European countries, and to continue development of our applications to support the Euro. Further, if we establish significant operations overseas, we may incur costs that would be difficult to reduce quickly because of employee practices in those countries.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operating results are not materially sensitive to changes in the general level of U.S. interest rates. Based on our marketable securities portfolio and interest rates at June 30, 2002, a one percent increase or decrease in interest rates would result in a decrease or increase of approximately $15,000, respectively, in the fair value of the marketable securities portfolio. Changes in interest rates may affect the fair value of the marketable securities portfolio; however, such gains or losses would not be realized unless the investments are sold.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Reorganization dated July 31, 2002 among the Registrant, Canoe Acquisition Corp., Captura Software, Inc., and Fred Harman, as Representative	8-K	000-25137	08/14/02	2.01

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: August 14, 2002
CONCUR TECHNOLOGIES, INC.

By:	/S/ JOHN F. ADAIR
John F. Adair Chief Financial Officer