Form 10-K
period 2002-09-30
CONCUR TECHNOLOGIES INC
filed 2002-12-30
CIK 1066026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    ☐

As of December 17, 2002, 30,927,332 shares of Common Stock of the Registrant were outstanding. As of March 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock on March 28, 2002 of $3.31 per share) was approximately $66.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the Registrant’s fiscal year ended September 30, 2002, are incorporated by reference in Part III hereof.

CONCUR TECHNOLOGIES, INC.

TABLE OF CONTENTS FOR FORM 10-K

Concur®, Concur Expense™, Captura Expense™, Concur Payment™, Concur Imaging Service™, Concur Voice Access Service™ and Concur Business Intelligence™ are trademarks of Concur Technologies, Inc. Trade names, service marks or trademarks of other companies appearing in this report are the property of their respective holders.

PART I

ITEM 1.    BUSINESS

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. You can identify these statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. Examples of sections containing forward-looking statements include “Business” and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.” These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described under “Factors That May Affect Results Of Operations And Financial Condition” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

Overview

Concur Technologies, Inc. is a leading provider of Web-based Corporate Expense Management software and services that are designed to improve operational efficiency and reduce cost in businesses by automating and streamlining business processes. Our products include Concur Expense™ and Captura Expense™ software for automating travel and entertainment expense management, Concur Payment™ software for automating employee requests for vendor payments, and value-added products and services including Concur Imaging Service™, Concur Voice Access Service™, and Concur Business Intelligence™.

Our software products and services are designed to meet the needs of businesses of all sizes worldwide. Our solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives through flexible delivery models, including our license, hosted license, hosted subscription, and application service provider (“ASP”) models. We offer our products on a license basis, which we market primarily to large companies with more than 3,000 employees that want a highly configurable solution that is managed in-house and delivered over a corporate intranet. We also offer our products on a hosted license and hosted subscription basis, which we market primarily to large companies that want a highly configurable solution provided on an outsourced basis. We further offer our Concur Expense product on an ASP basis, which we market primarily to mid-size companies with 100 to 3,000 employees that want a standardized solution provided on an outsourced basis over the Internet.

Since 1996, more than 1,000 companies in 41 countries have contracted to use our market-leading software and services for more than 3.5 million of their employees to reduce costs, increase productivity, improve compliance with business policies, and expand their knowledge base with respect to internal business processes. Our customers include world-class organizations such as AT&T, Citigroup, Dupont, Ford Motor Company, General Motors, Hewlett-Packard, and Pfizer. Our strategic relationships include more than 50 world-class organizations such as ADP, Inc., Microsoft Business Solutions, BearingPoint, Inc. (formerly KPMG Consulting, Inc.), Sprint, U.S. Bank, BankOne, and VISA.

Industry Background

In response to competitive conditions worldwide, businesses have sought cost savings and productivity gains by using software products and services to manage enterprise business processes and optimize spending. Today, companies are seeking cost-saving solutions for a wide variety of business processes, including business processes in the category of Corporate Expense Management, which includes travel and entertainment expense management and the management of employee requests for vendor payments.

For most companies, the management of corporate expenses involves manual, paper-based processes that require action by many individuals. Such manual, paper-based processes are time-consuming, inefficient, and costly, because they involve re-keying of data, manual tracking of forms and approvals, limited data capture and reporting, and limited ability to track and enforce business expense policies. We believe a significant market opportunity exists for Web-based software and services that improve operational efficiency and reduce cost in businesses by automating and streamlining business processes, such as those processes involved in the management of corporate expenses.

We believe that customers using our software and services can realize significant operating cost savings through reduced processing costs, increased business intelligence by analyzing captured data, and greater control and enforcement of business expense policies. We think our customers can achieve these cost savings rapidly because our products are designed to minimize burdens on customer information technology professionals and to maximize employees’ ease of use. Our products are designed to deploy rapidly, scale enterprise-wide, and integrate easily with an organization’s existing information technology infrastructure. We believe our products are easy to use, significantly reduce unproductive time, and shorten reimbursement, fulfillment, and processing cycles.

Our Corporate Expense Management Solutions

Our Corporate Expense Management software and services are designed to improve operational efficiency and reduce cost in businesses by automating and streamlining business processes. Our software products and integrated services include:

•	Concur Expense and Captura Expense software for travel and entertainment expense management;

•	Concur Payment software for the management of employee requests for vendor payments; and

•
Value-added software and services that integrate with our core software products, such as Concur Imaging Service for imaging of receipts and invoices, Concur Voice Access Service for pre-population of expense reports by telephone using voice-recognition technology, and Concur Business Intelligence for enhanced business intelligence reporting.

Our products and services benefit many groups within an enterprise, including corporate management, information technology professionals, and employees. For corporate management, our products and services reduce the amount of time required to administer, manage, and process expense reports and payment requests, thereby increasing productivity and reducing operating costs. Our products and services also provide reporting capabilities that provide management with access to the information gathered by our software for the purposes of trend analysis, vendor negotiation, financial planning, and other needs. For information technology professionals, our products and services provide simple, Web-based functionality for the administration, management, and monitoring of our products, providing a means for managing employee information, database maintenance, and data interoperability. For employees, our products and services provide intuitive, easy to use interfaces for the creation of expense reports and payment requests, which reduce the amount of time required to create these documents.

We offer our software products to customers through our license, hosted license, hosted subscription, and ASP delivery models.

•
License.    We license our software products primarily to large-market companies (more than 3,000 employees) that want a highly configurable solution that is managed in-house and delivered over a corporate intranet. We offer licenses for our products either on an authorized-user basis, under which a customer is licensed to use our products based on the number of user-licenses purchased, or on an enterprise basis, under which a customer is licensed to use our products throughout its enterprise in exchange for license fees based on the number of employees in the enterprise.

•
Hosted License and HostedSubscription.    We provide access to our software products as an outsourced service primarily to large-market companies that want a highly configurable solution. As part of this service, we provide hosting and application management for our software products from our facilities or the facilities of third-party hosting vendors. Some customers of our hosting services purchase (or have previously purchased) an up-front license for the software, and pay recurring subscription fees for our hosting services. We refer to this arrangement as our hosted license model. Other customers of our hosting services license our software on a monthly subscription basis. We refer to this arrangement as our hosted subscription model. Each of these arrangements is offered on an authorized-user or enterprise basis.

•
Application Service Provider.    We provide Concur Expense as a service over the Internet under our ASP model primarily to mid-size companies (100 to 3,000 employees) that want a standardized solution provided on an outsourced basis. We offer our ASP solutions on a per-user subscription basis.

Concur Expense and Captura Expense

Our flagship product is Concur Expense, which is designed to automate, simplify, and reduce the costs associated with the travel and entertainment expense management process. Our Web-based software automates each step of the expense management process, from expense report preparation and approval to policy compliance, reimbursement, and data analysis, providing valuable information for managing expenses while improving policy compliance, reimbursement speed, and expense report accuracy. By streamlining the expense management process, our customers can achieve direct savings through a substantive reduction in manual processing, increased policy compliance, and enhanced access to expense data for better decision making and control over expenses. During fiscal 2002, we added Captura Expense software to our Corporate Expense Management product line as a result of our acquisition of Captura Software, Inc. Captura Expense offers similar features and functionality to Concur Expense.

Report Preparation for an Improved User Experience.    Our software provides an intuitive, easy-to-use interface for the creation of expense reports by end users, which reduces the amount of time required to create these reports. By using corporate charge or credit card information, our software pre-populates a user’s expense report with transaction data required for the expense report, including transaction date, type, vendor, location, method of payment, amount, and currency conversion. Using a graphical user interface, employees supply additional expense-related information by using pull-down menus. To eliminate the task of sorting receipts, our software allows users to enter data in any order. Features of the software also automate the complicated process of itemizing hotel receipts. With each use of the software, commonly incurred expense information is retained and can be used to help complete the next expense report. Other ease-of-use features include simple “checkbook” style input screens, the ability to create “attendees” lists, mileage reimbursement tracking, and automatic flagging of non-compliant and incomplete entries.

Report Routing and Approval.    Our software allows each customer to determine how expense reports should be processed, whether by routing and submission to a manager for approval before processing, or by routing to the accounting department for immediate review and payment. Once the report is submitted, the approver receives an e-mail message containing a link to the software, where all reports awaiting approval are listed. The software can be configured to route the report for approval based on cost center, dollar limit, or other criteria. Items that do not comply with corporate policy can be automatically flagged for review, allowing approvers to significantly reduce review time. Approvers can reject individual line items, while allowing the rest of the report to continue in the approval process. Once approved, the report is automatically forwarded to the next phase in the process or to the customer’s accounting department, and the user is notified of the action.

Report Processing.    Our software streamlines back-office processing of expense reports in a number of ways. Because all expense reports are prepared electronically, the processing department no longer needs to check the arithmetic of each report manually. Moreover, businesses can reduce the time spent auditing reports by choosing to audit only those reports automatically flagged as non-compliant with corporate travel and entertainment expense policies. In addition, our software reduces the number of status inquiries between employees and processing departments by automatically updating the status of reports in the database, and alerting employees via e-mail to the status of their reports. The software allows significant time savings by automatically posting expense report information to the customer’s enterprise resource planning (“ERP”) or accounting package, eliminating the manual re-entry of this data. The software also helps companies claim reimbursement of tax credits by tracking value added tax, goods and services tax, and other international taxes.

Data Capture and Reporting for Analysis.    Our software offers increased business intelligence by capturing and reporting data for analysis, which gives companies a greater ability to make informed decisions. The software can be configured for business policy rules, which guides employees to make business-compliant decisions, flags transactions for appropriate approval, and allows for auditing when exceptions occur. Companies are then able to use captured data to analyze trends, influence budget decisions, and improve forecasting. Changes in spending trends can be identified, which can lead to better management of vendor relationships and policy rules and a reduction in controllable costs.

Leverage of Existing Systems.    As a Web-based solution based on open technology, our software interoperates with a variety of Web browsers, as well as email, databases, and financial systems, allowing companies to leverage their existing computer environment. Expense reporting information, from employee information to accounting data to reimbursement status, can be integrated with external systems. Expense reporting information is imported directly into accounts payable, general ledger, and payroll systems, ensuring accurate and timely reimbursement.

Concur Payment

Our Concur Payment software is a Web-based software product that is designed to automate, simplify, and reduce the costs associated with the process of entering, approving, and managing non-purchase order vendor payments. Our software enables companies to streamline payment requests, facilitating flexible approval processes and automatic accounts payable system integration. The combination of cost reduction, increased productivity, and the availability of valuable data for improved cost management generates cost savings for our customers.

Streamlined Processing for Reduced Operational Costs.    Our software can provide a rapid return on investment by automating the vendor payment request process from payment request preparation, account coding, and approval to payment tracking and integration with a company’s accounts payable system. Our software eliminates paper forms and manual processing, which, in turn, provides a significant reduction in processing costs and the expenditure of valuable resources.

Automation for Increased Employee Productivity and Improved Vendor Relations.    For many companies, processing vendor payments is a paper-intensive, error-prone task. Our software changes that by automating the entire process from submissions to approval. Leveraging the software’s functionality, companies can collect the correct information and approvals up front. Employees and a customer’s accounts payable department are spared the administrative burden associated with employee-initiated requests. The software captures the details of the payment request, making valuable information more readily available and ensuring that issues and questions are resolved quickly and efficiently. By automating the process for vendor payment requests, our software reduces the number of processing steps. This results in more timely payment to vendors, which, improves the potential to take advantage of cash discounts and enhances vendor relationships and management. Current information about each vendor payment is readily available to the employee making the request, as well as the accounts payable department, which allows ongoing tracking of the requests and prompt answers to vendor inquiries on payment status.

Intuitive Interface for an Improved User Experience.    Our software provides an intuitive, easy-to-use interface for the payment request process, which reduces the amount of time required to create payment requests. The software prompts the user for all necessary information, such as vendor data, account codes, special handling instructions, and payment details. The payment request is then electronically routed for approval, and once approved, it is automatically sent to the financial system for payment. Users have access to instant online status updates.

Improved Cost Control with Better Business Intelligence.    With access to comprehensive payment details, companies have the ability to analyze trends, influence budget decisions, and improve forecasting. The availability of detailed payment data provides the accounts payable department with the ability to better manage vendors, which can lead to cost savings. Our software provides the insight and technology to help companies leverage the data they collect, allowing them to make informed, cost-saving decisions within the company.

Value-Added Software and Services

We provide value-added software and services that are fully-integrated with our core software products. These value-added software and services are designed to help our customers maximize their return on investment by enhancing our expense management and payment solutions for additional cost reductions. Our primary value-added software and services include Concur Imaging Service, Concur Voice Access Service, and Concur Business Intelligence.

Concur Imaging Service.    The Concur Imaging Service provides companies with the ability to digitally capture, store, archive and retrieve employee receipts and invoices. This service enables customers using our Concur Expense and Concur Payment software to reduce the costs of handling paper receipts and invoices. To use the service, users fax receipts and invoices to a designated Concur Imaging Service telephone number. The user, approval managers, and accounting staff are then able to view receipts and invoices online directly through the use of their Concur Expense and Concur Payment software. Electronic images reduce the total cost associated with expense reporting and invoice processing. There is no postage, no need to store paper receipts in a central location, and no need to physically handle the enormous number of paper receipts associated with expense reporting. Receipts and supporting documentation are available online throughout the expense approval, payment, and audit processes.

Concur Voice Access Service.    The Concur Voice Access Service provides voice recognition technology for our Concur Expense customers, allowing users to “call in” their expenses while they are traveling or otherwise away from their desktops. Expenses can be “called in” using any telephone and are captured in real-time by Concur Expense. This innovation further maximizes a customer’s return on its investment in Concur Expense. By providing users with a convenient method of reporting expenses as they occur, expense reporting can be accomplished quickly and efficiently.

Concur Business Intelligence.    We offer Concur Business Intelligence reporting solutions, which provide customers with enhanced reporting capabilities with respect to the data gathered by our core software products, allowing customers to grow their businesses by design. In partnership with Cognos Inc., a leading global provider of business intelligence solutions, we have introduced Concur Business Intelligence to give customers an accessible means of analyzing expense data and enabling them to transform captured data into valuable information used for effective decision-making.

Professional Services

Our professional services organization offers consulting, customer support, and training in connection with our Corporate Expense Management software and services.

Consulting.    We offer consulting services in connection with implementation of our software products helping customers maximize their return on investment in our software. Our consulting staff meets with customers prior to product implementation to review the customer’s existing business processes and information technology infrastructure, and to provide advice on ways to improve these processes leveraging industry best practices and our experience in the Corporate Expense Management market. Our consultants also install, configure, and test our applications and integrate them with our customers’ existing systems, as well as help customers develop a strategy for enterprise-wide deployment of our applications. After deployment, our consultants work with customers to identify further opportunities to further improve their return on investment.

Customer Support.    We provide customer support and product updates and new releases through our CustomerOne Services support program. Under this program, we provide telephone and Internet support, including online case entry and review, access to technical information documents, and technical tips. We also provide product updates and new releases for customers who subscribe to our CustomerOne Services program. Most customers subscribe for the first year of the CustomerOne Services program at the time they license an application; thereafter, support is typically renewable on an annual basis.

Training.    We offer a variety of training programs for our products. These programs are tailored to particular user groups, such as end users, help desk personnel, and trainers. Training can be either Web-based or offered onsite for the customer. Additionally, training simulations can be designed to meet the specific needs of each customer, as well as customized training status reports. All training programs are designed to assist each customer with managing change and minimizing help desk calls.

Customers

More than 1,000 companies in 41 countries have contracted to use our market-leading software and services for more than 3.5 million of their employees. Our customers span all major industries, range in size from less than 100 employees to more than 200,000 employees, and many are multi-national corporations. Our customers include world-class organizations such as AT&T, Citigroup, Dupont, Ford Motor Company, General Motors, Hewlett-Packard, and Pfizer. No customer accounted for 10% or more of our total revenues in fiscal 2002, 2001, or 2000.

Sales

We market our software and services to large-market companies with more than 3,000 employees and to middle-market companies with 100 to 3,000 employees. In the large market, we sell our products primarily through our direct sales organization, with field sales professionals located in metropolitan areas throughout the United States and in the United Kingdom and Australia. Field-based sales engineers provide technical sales support. Direct telemarketing representatives based at our headquarters in Redmond, Washington support the field sales force through lead-generation and lead-tracking activities. We also have a number of marketing referral alliances that provide our large-market sales force with prospects.

In the large market, our sales efforts involves contact with multiple decision makers, frequently including the prospective customer’s chief financial officer, vice president of finance, controller, and corporate travel manager. While the average sales cycle varies substantially, for initial sales it has generally ranged from six to twelve months, with some transactions exceeding fifteen months. In the middle market, our distribution strategy includes both direct and indirect channels. Our middle market sales efforts frequently include contact with the prospective customer’s chief financial officer, vice president of finance, or controller. While the average sales cycle varies substantially from customer to customer, for initial sales it has generally ranged from three to six months, with some transactions exceeding twelve months.

We have developed several strategic relationships focused on middle market sales opportunities. In May 2000, we entered into a strategic relationship with ADP, Inc. (“ADP”), a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider. Sales through our ADP channel in fiscal 2002 represented more than 50% of our overall new unit sales of ASP solutions in the middle market. In February 2001, we entered into a strategic relationship with Microsoft Business Solutions, a leading provider of business management solutions, under which Microsoft Business Solutions is authorized to resell and jointly market our ASP solutions through its global value-added reseller network. Microsoft Business Solutions began sales of our ASP solutions in the fourth quarter of fiscal 2001.

Marketing

Our marketing programs are designed to position and promote the Concur brand widely in our target markets and to extend the product leadership position of our software and services. These efforts are specifically targeted to accounting, finance, information technology, and travel executives.

We engage in a variety of marketing activities, including e-mail and direct mail campaigns, co-marketing strategies designed to leverage existing strategic relationships, Web-site marketing, public relations campaigns, speaking engagements and forums, and industry analyst visibility initiatives. We actively participate and sponsor finance and shared-service conferences and we demonstrate and promote our products at trade shows targeted at accounting, finance, information technology, and travel executives.

Product Development

We have been an innovator and leader in developing Corporate Expense Management software and services. We believe that we were one of the first software providers to introduce a commercially-successful travel and entertainment expense reporting software application. We also believe that we pioneered Corporate Expense Management software and services in an ASP model, as well as automated solutions for non-purchase order invoice tracking and approval.

Our software engineering organization is responsible for developing new software and services as well as enhancing our existing software and services. We believe that a technically skilled, quality-oriented, and highly productive software engineering organization will be important for the success of new product offerings. As of September 30, 2002, we employed 91 people in research and development. Our software engineering team is organized into six disciplines: development, quality assurance, documentation, product design, configuration management, and program management. Members from each of these disciplines, along with a product manager from our marketing department, form separate product teams that work closely with sales, marketing, professional services, customers, and prospects to further understand market needs and requirements. When required, we also use independent development firms or contractors to expand the capacity and technical expertise of our internal research and development team. Additionally, we may license third-party technology that is incorporated into our products. We have a well-defined software development methodology that we believe allows us to deliver products that satisfy real business needs and meet commercial quality expectations.

Competition

The market for our software and services is highly competitive and subject to rapid change. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. Our principal direct competition comes from independent vendors of Corporate Expense Management software and services, and from financial institutions and providers of ERP software that sell, along with their products and services, products similar to ours. These competitors include, but are not limited to, American Express, Bank of America, Wells Fargo Bank, SAP AG, PeopleSoft, Inc., JD Edwards, Oracle Corporation, Extensity, Inc., Necho Systems Corporation, Gelco Information Systems, and Outtask, Inc. We also expect to face competition from new entrants including financial institutions and ERP vendors that do not already market products similar to ours.

We believe that the principal competitive factors considered in selecting Corporate Expense Management software and services are functionality, interoperability with existing information technology infrastructure, ability to deliver solutions on an outsourced basis, price, and an installed base of referenceable customers. With respect to functionality, we believe that we offer products with generally more features than other competing products, and that we have often been the first to offer new and innovative features, such as pre-population of expense reports based on credit card information. Our products were designed and built to interoperate with existing information technology systems and to operate on an outsourced basis. We believe that a significant number of companies are seeking to reduce their operating costs by outsourcing their back-office processes, such as the management of corporate expenses. We have a well-established and scalable ASP infrastructure that allows us to provide cost-competitive solutions to middle market customers on an outsourced basis. Similarly, we offer highly configurable hosting and application management services to large market customers of our license products, which we believe is a cost-competitive alternative to the self-hosted solutions provided by many of our competitors. Overall, we believe that our product offerings are competitively priced when compared to our competitors’ products, and that our installed base of customers for expense management solutions is larger than that of our primary competitors.

Although we believe we offer highly competitive products and services, many of our competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition, and a larger number of total customers for their products and services. Moreover, a number of our competitors, particularly major financial institutions and ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we can. It is also possible that new competitors or alliances among competitors or other third parties may emerge and rapidly acquire market share. Increased competition may result in price reductions, reduced gross margins, and change in market share, any of which could harm our business.

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

In addition, over the past several years, we have made numerous changes in our product names. Although we have filed trademark applications in the United States and in certain foreign countries, we do not have assurance that our strategy with respect to our trademark portfolio will prove adequate to secure all necessary intellectual property rights or to protect us from claims by third parties, either domestically or in foreign countries. There also can be no assurance that any of our copyrights or trademarks will not be challenged and invalidated.

While we are not aware that our products, trademarks, copyrights, or other proprietary rights infringe the proprietary rights of third parties, third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that expense management software providers may become subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or consultants, including through acquisitions, who have worked for independent software vendors or other companies developing products similar to those offered by us. Such vendors or companies may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such claims, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with third parties. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse effect upon our business and financial position.

Employees

As of September 30, 2002, we had approximately 338 full-time employees, of whom 19 were based in the United Kingdom and 3 were based in Australia. There were 91 in research and development, 73 in sales and marketing, 84 in consulting, training, and technical support, 53 in ASP operations, and 37 in administration and finance. No employees are known by us to be represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

Our principal administrative, sales, marketing, and research and development facility is located in Redmond, Washington and consists of approximately 81,000 square feet of office space held under leases which expire on May 31, 2005. As of September 30, 2002, we also leased sales offices in Atlanta, Boston, Chicago, Dallas, London, Los Angeles, New York, Philadelphia, Phoenix, Raleigh, and San Jose.

ITEM 3.    LEGAL PROCEEDINGS

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. The complaints generally allege claims against the underwriters of our initial public offering in December 1998, our company, and several of our current and former executives, based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. The plaintiffs in these lawsuits seek damages in unspecified amounts, which could be substantial. In April 2002, these lawsuits were consolidated. In October 2002, the court dismissed the individual defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. We believe the consolidated lawsuit is without merit and intend to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management distraction in dealing with this lawsuit could harm our results.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on The Nasdaq National Market under the symbol “CNQR.” The following table sets forth the range of the high and low closing sales prices by quarter for fiscal 2001 and 2002, as reported on the Nasdaq National Market:

	High	Low
Fiscal year ended September 30, 2001:
First Quarter	$3.438	$1.031
Second Quarter	$2.000	$0.313
Third Quarter	$1.690	$0.328
Fourth Quarter	$1.570	$0.670

Fiscal year ended September 30, 2002:
First Quarter	$1.870	$0.740
Second Quarter	$3.780	$2.250
Third Quarter	$3.520	$2.220
Fourth Quarter	$2.600	$1.700

On September 30, 2002, there were approximately 400 stockholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. We intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities

The following table sets forth information regarding all of our securities sold by us from December 1, 1999 to date.

Class of Purchasers	Date of Sale	Title of Securities	Number of Securities	Aggregate Purchase Price	Form of Consideration
1 investor	December 13, 1999	Exercise of warrant to purchase common stock	93,785	–	Net exercise
1 investor	February 22, 2000	Common stock	1,073,929	$25,001,067	Cash
1 investor	February 22, 2000	Common stock	429,571	$10,000,413	Cash
28 investors	July 31, 2002	Common stock	4,695,304	–	Exchange for outstanding capital stock of Captura Software, Inc. (1)

(1)
In connection with our acquisition of Captura Software, Inc., the initial stock consideration to be issued by Concur in exchange for the outstanding capital stock of Captura was to be up to approximately 5.2 million shares of our common stock, subject to certain escrow and holdback provisions in the acquisition agreement; however, in December 2002, we entered into an amendment to such acquisition agreement, which stipulated that the total consideration in the acquisition would be 4,695,304 shares of common stock, without any further adjustments.

All of the above sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment and who represented to the issuer that the shares were being acquired for investment.

The following table summarizes our equity compensation plans as of September 30, 2002:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,741,531	$5.47	3,980,546
Equity compensation plans not approved by security holders (2)	959,909	8.52	540,091

Total	6,701,440	$6.18	4,520,637

(1)
Under the terms of our 1998 Employee Stock Purchase Plan, on each January 1, the aggregate number of shares of our Common Stock reserved for issuance under the Plan is increased automatically by a number of shares equal to one percent (1%) of our total outstanding shares as of the immediately preceding December 31, up to a maximum of 800,000 shares per year.

(2)
Please see Note 8 of our Notes to Consolidated Financial Statements for a description of our equity compensation plans, which do not require the approval of, and have not been approved by, our stockholders.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion And Analysis Of Financial Condition And Results of Operations.”

	Year Ended September 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations
Revenues, net:
License	$9,847	$12,489	$14,852	$24,002	$13,176
Subscription	10,360	4,624	927	—	—
Service	24,890	23,771	22,825	13,807	6,952

Gross revenues	45,097	40,884	38,604	37,809	20,128
Sales returns & allowances	—	215	(2,900)	—	—

Net revenues	45,097	41,099	35,704	37,809	20,128
Cost of revenues:
License	487	584	1,342	1,184	558
Subscription	9,957	8,615	2,806	—	—
Service	11,543	15,762	23,684	17,449	8,063

Total cost of revenues	21,987	24,961	27,832	18,633	8,621

Gross profit	23,110	16,138	7,872	19,176	11,507
Operating expenses:
Sales and marketing	16,669	24,941	38,581	28,993	16,070
Research and development	10,606	16,449	31,212	19,371	10,276
General and administrative	6,800	10,729	14,795	10,385	5,919
Merger, acquisition, and restructuring charges	1,490	266	2,167	8,859	5,203

Total operating expenses	35,565	52,385	86,755	67,608	37,468

Loss from operations	(12,455)	(36,247)	(78,883)	(48,432)	(25,961)
Other income (expense), net	168	1,164	3,228	1,956	(263)

Net loss	$(12,287)	$(35,083)	$(75,655)	$(46,476)	$(26,224)

Basic and diluted net loss per share	$(0.46)	$(1.37)	$(3.15)	$(2.75)	$(8.18)

Shares used in calculation of basic and diluted net loss per share	26,571	25,574	23,981	16,883	3,207

	September 30,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$15,770	$25,765	$55,292	$108,272	$16,608
Working capital	$8,162	$14,796	$46,501	$90,176	$8,000
Total assets	$38,268	$40,983	$81,668	$128,828	$28,622
Long-term obligations, net of current portion	$746	$108	$2,042	$6,495	$8,788
Redeemable convertible preferred stock and warrants	$—	$—	$—	$—	$37,956
Total stockholders’ equity (deficit)	$19,697	$22,777	$57,013	$93,774	$(33,551)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

Concur Technologies, Inc. is a leading provider of Web-based Corporate Expense Management software and services that are designed to improve operational efficiency and reduce cost in businesses by automating and streamlining business processes. Our products include Concur Expense™ and Captura Expense™ software for automating travel and entertainment expense management, Concur Payment™ software for automating employee requests for vendor payments, and value-added products and services including Concur Imaging Service™, Concur Voice Access Service™, and Concur Business Intelligence™.

Our software products and services are designed to meet the needs of businesses of all sizes worldwide. Our solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives through flexible delivery models, including our license, hosted license, hosted subscription, and application service provider (“ASP”) models. We offer our products on a license basis, which are marketed primarily to large companies (more than 3,000 employees) that want a highly configurable solution that is managed in-house and delivered over a corporate intranet. We also offer our products on a hosted license and hosted subscription basis, which we market primarily to large companies that want a highly configurable solution provided on an outsourced basis. We further offer our Concur Expense product on an ASP basis, which we market primarily to mid-size companies (100 to 3,000 employees) that want a standardized solution provided on an outsourced basis over the Internet. We offer our products through a direct sales organization as well as through indirect channels.

We were incorporated in 1993 and began selling travel and entertainment expense management software in fiscal 1995. In fiscal 1996, we released Concur Expense, a client-server based Corporate Expense Management software product. In fiscal 1998, we released a browser-based version of Concur Expense, which utilizes corporate intranets to reach employees in an enterprise. This product has accounted for a majority of Concur Expense license revenues since its release.

In June 1998, we acquired 7Software, Inc., a privately held software company and the developer of Concur Procurement. In June 1999, we acquired Seeker Software, Inc., a privately held software company and the developer of Concur Human Resources.

In October 1999, we began offering Concur Expense as a service on an ASP basis, principally to mid-size companies that want a standardized solution provided on an outsourced basis over the Internet. In December 1999, we introduced additional outsourced offerings under our hosted license and hosted subscription models principally for large companies that want a highly configurable solution provided on an outsourced basis.

In June 2000, we announced a new operating plan, under which we discontinued Concur Procurement, discontinued our planned integration of Concur Human Resources with our other products, and announced a workforce reduction to reduce our operating costs.

In March 2001, we sold our Concur Human Resources product line to MBH Solutions, Inc. The transaction consisted of the sale of certain assets to, and assumption of certain obligations by, MBH Solutions, Inc. in exchange for cash consideration to be paid in installments over time. The transaction resulted in a workforce reduction of 42 employees, the majority of whom continued employment with MBH Solutions, Inc. Our primary objective in this sale was to further our focus on the Corporate Expense Management market.

On July 31, 2002, we announced and completed our acquisition (“Acquisition”) of Captura Software, Inc., a Delaware corporation (“Captura”). We have accounted for the Acquisition under the purchase method of accounting. Prior to the Acquisition, Captura was a privately held corporation that provided hosted Corporate Expense Management solutions under license, hosted license, and hosted subscription models. Following the Acquisition, Captura’s operations were consolidated into our operations at our headquarters in Redmond, Washington. Our integration plan included eliminating redundancies in personnel, equipment, and services to reduce costs for the combined operation.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. In addition, we further evaluate and identify on an ongoing basis our critical accounting policies and estimates. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically re-evaluate our critical accounting policies and estimates, and we presently believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    Revenue recognition rules for software companies are complex. We follow specific and detailed guidelines in measuring revenue; however, our judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

We recognize revenue in accordance with accounting standards for software and service companies including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, the consensus reached in Emerging Issues Task Force Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”), and related interpretations including AICPA Technical Practice Aids.

We derive our revenues from the license of our software products, the provision of our software products on a subscription basis under our hosted license, hosted subscription, and ASP delivery models, and the provision of software maintenance services, consulting services, and training services.

We recognize license revenues when we obtain a signed contract from our customer, we have delivered the software, the amount of the transaction is fixed or determinable, collectability is probable, and vendor-specific objective evidence of fair value exists for any undelivered products or services (“elements”) of the arrangement. Our software license contracts typically include an industry-standard software performance warranty, for which we provide a reserve based on historical experience. To date, we have experienced minimal warranty claims. Our software license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

In arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of their fair value and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), consulting, or hosting services. Vendor-specific objective evidence is based on the price charged when sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to market introduction. We are required to exercise judgments in deciding to how to interpret the evidence of fair value to determine the fair value to allocate to a given element, and in determining whether an established price is likely or not likely to change after market introduction. These judgments may materially affect the timing of our revenue recognition and results of operations.

Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If we determine the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and the consulting fees are recognized under the percentage of completion method of contract accounting. If collectability is not considered probable, revenue is recognized when the fee is collected. If the fee is not fixed or determinable, revenue is recognized when the fee becomes fixed or determinable. If unusual extended payment terms are granted, revenue is recognized as payments become due from the customer. Accordingly, our judgments as to whether services should be considered essential to the functionality of licensed software, and the probability of collection and determinability of fees, may materially affect the timing of our revenues and results of operations. If a non-standard acceptance period or non-standard performance criteria are required, revenues are recognized upon the earlier of satisfaction of the acceptance/performance criteria or the expiration of the period, if applicable.

In software arrangements where we provide hosting services for the licensed software products, revenues related to all elements of the arrangement are recognized as described above for software license arrangements, so long as the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware, or contract with another party unrelated to the vendor to host the software. We believe that in such arrangements, our hosting services typically meet these criteria. If our hosting services do not meet these criteria, all revenues related to the arrangement are recognized over the expected lives of the customer relationships, which range from two to five years. As a result, our judgment as to whether our hosting services meet the criteria above could have a material affect on the timing of our revenue recognition and results of operations.

Subscription revenues include the monthly usage fees from ASP, hosted license, and hosted subscription services, and the amortization of all associated set-up revenues. The set-up fees related to ASP services and hosted subscription services, as well as costs incurred directly for this one-time set-up, such as labor and commissions, are deferred and recognized over the expected lives of the customer relationships. Because our ASP and hosted subscription services have been commercially available for only a short period of time, we are currently amortizing these set-up fees and the related costs over the contractual lives of the related agreements, which are typically two years for ASP services and between two and five years for hosted subscription services. We will continue to evaluate and adjust this amortization period as we gain more experience with customer contract renewals and contract cancellations. It is possible, based on that experience, that in the future we will extend the period over which we amortize such set-up fees, and therefore, such changes in estimates may affect results of operations. Set-up fees related to hosted license subscription services, as well as costs incurred directly for this one-time set-up, such as labor and commissions, are deferred and then recognized in full upon commencement of such hosting services. Set-up fees, net of set-up costs and other amounts that are billed to our customers in excess of the amounts currently recognizable, are recorded as deferred revenue on our balance sheet. We recognize subscription usage fees monthly as the service is provided to the customer.

Portions of our ASP service revenues are generated from sales made through our reseller partners, such as ADP, Inc. and Microsoft Business Solutions. Where we assume the majority of the business risks associated with providing ASP services, we record the associated revenues on a gross basis with amounts paid to our reseller partners being recognized as cost of sales. Such business risks are evidenced when, among other things, we are responsible for delivery of the service, establish pricing of the arrangement, and are the primary obligor in the arrangement. Where the reseller partner assumes the majority of these risks, we record associated ASP revenues net of the amounts paid to the reseller partner. Historically, ASP revenues generated from sales made through our reseller partners have been primarily recorded on a gross basis. As a result, our judgment as to whether we have assumed enough risk to record gross revenues may affect how we report revenues and cost of revenues. Sales commissions paid to our channel support personnel are recorded in operations as a sales and marketing expense.

Service revenues consist of fees from software maintenance agreements and consulting services. Maintenance agreements provide for technical support and include the right to receive unspecified upgrades and enhancements to our software products on a when-and-if available basis. Fees received in advance for maintenance agreements are recorded as deferred revenue on the balance sheet, and recognized ratably over the lives of the related agreements, which are typically one year. Consulting services consist of initial systems implementation and integration of our software products, implementation and integration of upgrades and enhancements to our software products, and other services, such as planning, data conversion, training, and documentation of procedures. Our consulting services are primarily performed on a time-and-materials basis. When we sell our software and consulting services together, we evaluate the consulting services to determine whether they are essential to the functionality of the software. In our judgment, our services typically are not essential to the functionality of the software, therefore we recognize license revenues as described above, and we recognize consulting service revenues as the services are performed. Accordingly, our judgment as to whether services are essential to the functionality of licensed software, may materially affect the timing of our revenues and results of operations. In some instances, we have sold our consulting services under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis. In addition, we maintain estimated allowances on consulting revenues based on historical collection experience.

Bad Debts.    We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of the customer. Our financial statements include reserves against general and administrative expenses for accounts receivable we believe will prove to be uncollectable. We provide an allowance for bad debts based on historical experience, current and expected economic trends, and specific information about customer accounts. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Valuation of Intangible Assets.    Our acquisition of Captura resulted in the recording of $2.2 million in goodwill, which represents the excess of the purchase price over: the fair value of net assets acquired; $1.3 million in acquired in-process research and development; and the acquired customer base intangible of $5.7 million.

We engaged a third party appraiser to perform the valuation of the in-process research and development and intangible assets we acquired. The value of the acquired customer base intangible was based on all Captura customer contracts signed as of September 30, 2002, ranging in term from 2 to 5 years, and having an average remaining life of 2 years. Due to Captura’s limited historical experience, most of the acquired contracts were assumed to renew for one 3-year term. The future cash flows provided by these contracts are almost entirely subscription based, and as a result, will generate an equal and ratable stream of monthly cash flows.

In the valuation process, a form of the income approach commonly referred to as the excess-earnings method, was used to estimate the value of the acquired customer base. The excess-earnings method captures the value of an intangible asset by discounting to present value the earnings generated by the asset that remain after deduction of a return on other contributory assets. These other assets normally include working capital, fixed assets, and other intangible assets.

The estimated net cash flow attributed to the customer base was discounted to present value. Based on the excess earnings method, the value of the acquired customer base was estimated to be $5.7 million. The expected average remaining life of all acquired contracts was estimated to be 5 years. The valuation of these items may materially differ from our estimates under different assumptions or conditions, which would affect our financial position and operating results.

The value of acquired in-process research and development comprised certain elements of Captura’s technology that were identified as having value for Concur’s current and future development efforts. Due to the difficulties in estimating the future incremental revenue stream these elements would contribute, the net income valuation approach would not have provided a meaningful result. Therefore, these elements were valued using a hybrid “cost savings” approach, under which the cost to reproduce the technology was estimated. This cost was then allocated to the remaining development period required to integrate these elements into Concur’s future platform. The tax-effected cost savings were then discounted to present value. This amount was charged to operations as in-process research and development costs in the period during which the Acquisition occurred. Our valuation may materially differ from these estimates under different assumptions or conditions, which would affect our financial position and operating results.

Results of Operations

Revenues

	Years Ended September 30,
	2002	Change	2001	Change	2000
	(dollars in thousands)
License	$9,847	(21.2)%	$12,489	(15.9)%	$14,852
Subscription	10,360	124.0%	4,624	398.8%	927
Service	24,890	4.7%	23,771	4.1%	22,825

Gross revenues	45,097	10.3%	40,884	5.9%	38,604
Sales returns & allowances	—	(100.0)%	215	107.4%	(2,900)

Net revenues	$45,097	9.7%	$41,099	15.1%	$35,704

We derive our revenues from the license of our software products, the provision of our software products on a subscription basis under our hosted license, hosted subscription, and ASP delivery models, and the provision of software maintenance services, consulting services, and training services.

License Revenues.    License revenues consist of software license fees. The decrease in license revenues in fiscal 2002, compared to fiscal 2001, was primarily the result of a generally weaker economic environment in fiscal 2002, as well as a growing trend in typical license customers to purchase our solutions on a hosted subscription basis. The decrease in license revenues in fiscal 2001 from fiscal 2000 reflects the discontinuation of Concur Procurement and the sale of Concur Human Resources. We recorded the sales returns and allowances reserve in fiscal 2000 as a result of the discontinuation of Concur Procurement, and to cover any product returns resulting from that decision. A small portion of that reserve was reversed as a result of a change in estimate during fiscal 2001.

Subscription Revenues.    Subscription revenues consist of monthly fees that customers pay for the use of our ASP services, hosted license services, hosted subscription services, the amortization of one-time set-up fees charged in prior periods in connection with those services and recognized over time, and monthly billings and amortization of set-up fees related to hosted license services for customers who have elected to have us host and manage their licensed product. The increases in subscription revenues in fiscal 2002 compared to fiscal 2001, and in fiscal 2001 compared to fiscal 2000, are primarily a result of the increasing size of the customer base contributing to our recurring revenue stream since the launch of our ASP services in the first quarter of fiscal 2000, which was driven in part by the introduction of sales through our strategic relationships. To a lesser degree, in the fourth quarter of fiscal 2002, our hosting revenues increased as a result of the acquisition of Captura in July 2002.

In May 2000, we entered into a strategic relationship with ADP, Inc. (“ADP” ), under which ADP markets our ASP services to its existing customers and to potential new customers. Sales through this channel commenced in the September quarter of fiscal 2000. In July 2002, we amended our agreement with ADP to transfer the majority of the business risks associated with any new customers signed through this channel to ADP. As a result we are recording ASP revenues from these new unit sales on a net basis. The majority of new sales of ASP services during fiscal 2002 occurred through ADP. We expect subscription revenues to continue to grow during fiscal 2003 as a result of the continued development of our existing strategic relationships, the introduction of additional strategic relationships, the full year’s impact of the Captura acquisition, and as we continue to respond to the growing demand for ASP services delivered to the large market.

Service Revenues.    Service revenues consist of fees for maintenance, consulting services, and training. Maintenance fees are typically billed annually and amortized over the period of the contract. The increases in service revenues in fiscal 2002, compared to fiscal 2001, and in fiscal 2001, compared to fiscal 2000, are primarily related to increases in annual maintenance contracts entered into in these periods, which are a direct result of our growing installed customer base. In fiscal 2001, the increase was offset in part by a reduction in such contracts as a result of the discontinuation of Concur Procurement and the sale of Concur Human Resources. We expect future service revenues to fluctuate based on new sales of our products and services and the related consulting and maintenance services provided, as well as the demand for upgrades and enhancements to our products.

International Revenues.    We market our software and services through our direct sales organization in the United States, the United Kingdom, and Australia, and through strategic referral and reseller arrangements in the United States and in international markets. Revenues from licenses and services to customers outside the United States were $6.6 million, $4.4 million, and $3.3 million in fiscal 2002, 2001, and 2000, respectively. Historically, as a result of the relatively small amount of our international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

Revenue Concentrations.    A substantial amount of our revenues has been derived from the sales of Concur Expense and related services. Revenues from Concur Expense and related services represented approximately 94% of our total revenues in fiscal 2002, compared to approximately 94% and 87% of total revenues in fiscal 2001 and fiscal 2000, respectively. We anticipate that revenues from Concur Expense and related services will continue to represent a significant portion of our total revenues in fiscal 2003. No customer accounted for more than 10% of our revenues in fiscal 2002, 2001, or 2000.

Cost of Revenues

	Years Ended September 30,
	2002	Change	2001	Change	2000
	(dollars in thousands)
Cost of license revenues	$487	(16.6)%	$584	(56.5)%	$1,342
Percentage of gross license revenues	4.9%		4.7%		9.0%
Cost of subscription revenues	$9,957	15.6%	$8,615	207.0%	$2,806
Percentage of subscription revenues	96.1%		186.3%		302.7%
Cost of service revenues	$11,543	(26.8)%	$15,762	(33.4)%	$23,684
Percentage of service revenues	46.4%		66.3%		103.8%
Total cost of revenues	$21,987	(11.9)%	$24,961	(10.3)%	$27,832
Percentage of gross revenues	48.8%		61.1%		72.1%

Cost of License Revenues.    Cost of license revenues consists mainly of royalties for sub-licensing third-party software, and, to a lesser extent, the costs of manuals, media, and duplication for our licensed products. The modest decrease in cost of license revenues in fiscal 2002, compared to fiscal 2001, was primarily due to reduced royalties payable to third parties for sub-licensing third-party software. The decrease in cost of license revenues for fiscal 2001, compared to fiscal 2000, was due in part to the amortization of purchased technology, which was completed in the third quarter of fiscal 2000 and, in part, to a decline in the volume of manuals, media, and duplication expenditures, as well as a decrease in royalties paid to third parties for sub-licensed software. We expect that the cost of license revenues will continue to fluctuate modestly in relation to changes in the overall demand for our license products as well as the cost for sub-licensing third-party software.

Cost of Subscription Revenues    Cost of subscription revenues consists mainly of salaries, server costs and storage fees, telecommunication charges, strategic referral and reseller fees, and amortization of deferred set-up costs. To reflect industry standards, we have reclassified certain amounts paid for commissions to our sales personnel from cost of subscription revenues to sales and marketing expense in the current and prior periods. The cost of subscription revenues for fiscal 2002 increased from fiscal 2001, primarily due to increased infrastructure costs to support a larger customer base, such as referral and reseller fees, telecommunication charges, and server storage fees. To a lesser extent, this increase was also due to growth of amortized setup costs incurred in prior periods and recognized over time, offset slightly by reduced personnel-related costs, made possible by improved efficiencies in our ASP business. The cost of subscription revenues for fiscal 2001 increased significantly from fiscal 2000, primarily due to our investment in infrastructure to accommodate the current and near-term growth of our ASP business and, to a lesser extent, the payment of reseller fees associated with the increase in ASP sales generated through our strategic partners. We expect the cost of subscription revenues to grow modestly during fiscal 2003 primarily as a result of additional costs related to the support of the Captura Expense customer base as a result of the acquisition of Captura in July of 2002.

Cost of Service Revenues.    Cost of service revenues includes primarily the salaries, benefits, and other expenses associated with employees who provide maintenance, consulting services, and product training. The decrease in cost of service revenues for fiscal 2002, as compared to fiscal 2001, was primarily due to a decrease in consulting services personnel, which was made possible by improvements in our solutions and implementation methodology that enable us to provide consulting services more efficiently. In addition, this decrease reflects personnel reductions related to our sale of Concur Human Resources, as well as our company-wide cost reduction efforts. The decrease in cost of service revenues for fiscal 2001, as compared to fiscal 2000, was primarily due to continued improvements in our solutions which lead to an overall reduction in our costs to deliver such services, as well as a decrease in professional services personnel relating to our restructuring and discontinuation of Concur Procurement, the sale of Concur Human Resources, and our company-wide efforts to reduce costs. Cost of service revenues as a percentage of service revenues may vary between periods due to changes in the level and mix of services provided.

Operating Expenses

	Years Ended September 30,
	2002	Change	2001	Change	2000
	(dollars in thousands)
Sales and marketing	$16,669	(33.2)%	$24,941	(35.4)%	$38,581
Percentage of gross revenues	37.0%		61.0%		99.9%
Research and development	$10,606	(35.5)%	$16,449	(47.3)%	$31,212
Percentage of gross revenues	23.5%		40.2%		80.9%
General and administrative	$6,800	(36.6)%	$10,729	(27.5)%	$14,795
Percentage of gross revenues	15.1%		26.2%		38.3%
Merger, acquisition, and restructuring charges	$1,490	460.2%	$266	(87.7)%	$2,167
Percentage of gross revenues	3.3%		0.7%		5.6%
Total operating expenses	$35,565	(32.1)%	$52,385	(39.6)%	$86,755
Percentage of gross revenues	78.9%		128.1%		224.7%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, sales commissions, travel, and facility costs for our sales and marketing personnel and, to a lesser extent, costs of advertising, trade shows, and other promotional activities. To reflect industry standards, we have reclassified certain amounts paid for commissions to our sales personnel from cost of subscription revenues to sales and marketing expense in the current and prior periods. The decrease in sales and marketing expenses in fiscal 2002, as compared to fiscal 2001, was primarily due to a decrease in sales and marketing personnel costs, commissions, travel costs, advertising expenses, and recruiting expenses. These decreases resulted primarily from personnel reductions related to our sale of Concur Human Resources as well as measures taken to increase productivity across the direct sales channel, increased focus on channel sales, reduced advertising, and company-wide efforts to reduce costs. The decrease in fiscal 2001, as compared to fiscal 2000, was due to lower personnel costs, advertising expenses, commissions, and travel costs. These decreases reflect our restructuring and discontinuation of Concur Procurement, the sale of Concur Human Resources, and our company-wide efforts to reduce costs. We expect sales and marketing expenses to decrease slightly in fiscal 2003 as a percentage of revenues as a result of a greater portion of new unit sales being generated through our strategic referral partners, as well as our continued efforts to increase productivity across the direct sales channel.

Research and Development.    Research and development expenses consist primarily of salaries and benefits, outside contractors, facility costs, and expenses associated with computer software and hardware used in our software development activities. The decrease in research and development expenses in fiscal 2002, as compared to fiscal 2001, was primarily related to a reduction in the number of outside contractors and employees utilized in software engineering, program management, and quality assurance, which were all primarily due to the sale of our Concur Human resources product line in March 2001. The decrease in fiscal 2001, compared to fiscal 2000, reflects lower utilization of outside contractors and staffing reductions, primarily due to our restructuring and discontinuation of Concur Procurement, the sale of Concur Human Resources and our company-wide efforts to reduce costs. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to research and development have been expensed as incurred. In fiscal 2003, we expect our research and development costs to increase modestly as we continue to focus on product innovation and enhancement to enable us to extend our leadership position in Corporate Expense Management software and services.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits, and related costs associated with personnel in finance, human resources, legal, administration, and facilities, together with the provision for bad debts. The decrease in general and administrative expenses in fiscal 2002, as compared to fiscal 2001, was primarily due to our company-wide efforts to reduce costs, which included reductions in personnel and related costs, amounts incurred for the provision for bad debts, and spending for legal and other third party service providers. The decrease in fiscal 2001, compared to fiscal 2000, was primarily due to lower utilization of contract labor and to a lower provision for bad debts, and, to a lesser degree, reflects lower facility costs and amortization of deferred stock compensation. These decreases reflect our restructuring and discontinuation of Concur Procurement in June 2000, the sale of our Concur Human Resources product line in March 2001, and our company-wide efforts to reduce costs over both years. During fiscal 2003, we expect general and administrative expenses to remain relatively consistent with fiscal 2002.

Merger, Acquisition, and Restructuring Charges.    Acquisition-related charges for fiscal 2002 consist of a one-time write-off of acquired in-process research and development costs totaling $1.3 million, as well as $190,000 of expense relating to the amortization of the acquired customer base intangible asset in connection with our July 2002 acquisition of Captura. Restructuring charges for fiscal 2001 consist of restructuring costs of $943,000 in connection with the sale of our Concur Human Resources product line, offset by a $178,000 gain on the sale of these assets, and a $499,000 reduction in the amount accrued for our June 2000 restructuring as a result of changes in the estimated amounts required for severance and related benefits, facilities, and product marketing commitments. Restructuring and merger charges for fiscal 2000 include a charge of $3.4 million for our restructuring in June 2000, which included amounts for severance and related benefits, facilities, and product marketing commitments, offset by a reduction in the merger costs accrued as a result of a revision in estimated costs of $1.2 million relating to the acquisition of Seeker Software in June 1999.

Interest Income and Interest Expense

	Years Ended September 30,
	2002	Change	2001	Change	2000
	(dollars in thousands)
Interest income	$376	(81.3)%	$2,011	(57.8)%	$4,768
Interest expense	$199	(72.3)%	$719	(47.7)%	$1,376

Interest Income and Interest Expense.    The decreases in interest income in fiscal 2002, compared to fiscal 2001, and in fiscal 2001, compared to fiscal 2000, were due to the decreases in cash, cash equivalents and marketable securities upon which we earn interest, and to a lesser extent, to lower interest rates earned on our investment portfolio. The decrease in interest expense in both fiscal 2002 and fiscal 2001 were primarily due to lower outstanding interest-bearing obligations related to bank borrowings and capital lease obligations.

Provision for Income Taxes.    No provision for federal and state income taxes has been recorded because we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Selected Quarterly Financial Data

	Fiscal 2002				Fiscal 2001
For the quarter ended	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31	Dec 31
	(in thousands, except per share data)
Revenues, net:
License	$2,627	$2,322	$2,741	$2,157	$3,112	$3,054	$2,663	$3,875
Subscription	3,633	2,501	2,224	2,002	1,697	1,214	981	732
Service	6,590	6,241	5,872	6,187	6,263	5,559	5,730	6,219

Total revenues	12,850	11,064	10,837	10,346	11,072	9,827	9,374	10,826
Cost of Revenues:
License	149	115	112	111	145	127	195	117
Subscription	2,859	2,299	2,399	2,400	2,425	2,385	2,032	1,773
Service	2,745	2,906	2,836	3,056	3,682	3,802	3,982	4,296

Total cost of revenues	5,753	5,320	5,347	5,567	6,252	6,314	6,209	6,186

Gross profit	7,097	5,744	5,490	4,779	4,820	3,513	3,165	4,640
Operating Expenses:
Sales and marketing	4,174	4,112	3,981	4,402	5,554	5,534	6,527	7,326
Research and development	2,593	2,649	2,829	2,535	2,965	3,210	5,074	5,200
General and administrative	1,592	1,417	1,624	2,167	1,791	2,681	3,092	3,165
Merger, acquisition, and restructuring charges	1,490	—	—	—	(72)	—	338	—

Total operating expenses	9,849	8,178	8,434	9,104	10,238	11,425	15,031	15,691

Loss from operations	(2,752)	(2,434)	(2,944)	(4,325)	(5,418)	(7,912)	(11,866)	(11,051)
Other income, net	8	50	24	86	133	155	332	544

Net loss	$(2,744)	$(2,384)	$(2,920)	$(4,239)	$(5,285)	$(7,757)	$(11,534)	$(10,507)

Basic and diluted net loss per share	$(0.10)	$(0.09)	$(0.11)	$(0.16)	$(0.20)	$(0.30)	$(0.45)	$(0.42)

Shares used in calculation of basic and diluted net loss per share	28,529	26,060	25,856	25,817	25,814	25,713	25,499	25,272

Financial Condition

Our total assets were $38.3 million and $41.0 million at September 30, 2002, and 2001, respectively, representing a decrease of $2.7 million, or 6.6%. This decrease was primarily due to the use of cash in our operations during the year, as well as a decrease in the net carrying value of our fixed assets. These decreases were offset by increases in accounts receivable and intangible assets due to the acquisition of Captura. As of September 30, 2002, we had $17.0 million of cash, cash equivalents, marketable securities, and restricted cash compared to $26.7 million at September 30, 2001, representing a decrease of $9.7 million, or 36.3%.

Our accounts receivable balance, net of allowance for doubtful accounts of $681,000 and $979,000, was $8.9 million and $6.2 million as of September 30, 2002 and 2001, respectively, representing an increase of $2.7 million, or 43.5%. This increase was principally a result of acquisition of Captura’s accounts receivable as of July 31, 2002, along with subscription billings for Captura’s customer base during August and September 2002, which amounts are predominantly billed in advance of each quarterly period. Average days’ sales outstanding in accounts receivable was 64 days and 52 days for the quarters ended September 30, 2002 and 2001, respectively, and 72 days and 55 days for the years ended September 30, 2002 and 2001, respectively. This increase was primarily the result of additional subscription billings for the Captura customer base outstanding at September 30, 2002, as opposed to only two months of revenue recognized in fiscal 2002 for those customers. We expect that our average days’ sales outstanding in accounts receivable will be between 50 and 60 days in future quarters, based on current period revenues, the accounts receivable aging, as well as the revenue mix between license, hosting, and ASP sales.

Our total current liabilities were $17.8 million and $18.1 million as of September 30, 2002 and 2001, respectively, representing a decrease of $0.3 million, or 1.7%. This decrease consists primarily of a reduction in accrued payroll and benefits, which was the result of a significant decrease in bonuses earned as of September 30, 2002. This decrease was largely offset by an increase in deferred revenues resulting from growth in subscription services, which includes the addition of Captura Expense customers, as well as maintenance revenues resulting from the continued growth of our installed license customer base.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of equity securities and, to a lesser degree, through the use of long-term debt and equipment leases. Our sources of liquidity as of September 30, 2002 consisted principally of cash, cash equivalents, marketable securities, and restricted cash, totaling $17.0 million. Of that amount, $50,000 was pledged to secure the lease of our corporate headquarters, $500,000 was pledged to secure the daily transactions processed in connection with our ASP services, and $700,000 was pledged to secure an equipment credit facility.

Net cash used in operating activities was $8.3 million, $22.4 million, and $75.3 million in fiscal 2002, 2001, and 2000, respectively. For such periods, net cash used by operating activities was primarily a result of funding normal, ongoing operations.

Our investing activities have consisted primarily of purchases of property and equipment, and purchases and related maturities of marketable securities. Property and equipment acquisitions, including those acquired under capital leases, totaled $1.6 million, $2.3 million, and $8.8 million in fiscal 2002, 2001, and 2000, representing a decrease of $0.7 million, or 30.4% in fiscal 2002 from fiscal 2001, and a decrease of $6.5 million, or 73.9% in fiscal 2001 from fiscal 2000. Decreased equipment purchases in fiscal 2002 and 2001 compared to purchase levels in fiscal 2000 were primarily the result of increased equipment purchases related to the build-out of our hosting infrastructure, a growing employee base for which property and equipment was purchased, and the purchase and implementation of several software programs, all in fiscal 2000.

Our financing activities used $0.9 million in and $4.8 million in fiscal 2002 and 2001, respectively, and provided $31.6 million in fiscal 2000. The net usage of cash in financing activities in fiscal 2002 and 2001 was primarily the result of payments made on existing loans and capital leases, offset in part by the issuance of common stock in connection with our Employee Stock Purchase Plan and stock option plans. To a lesser extent, the net usage of cash in financing activities in fiscal 2002 was also offset in part by proceeds from borrowings under the equipment credit facility. Net cash provided by financing activities for fiscal 2000 was primarily the result of proceeds received from the issuance of our common stock. In February 2000, we completed a private placement of our common stock and received approximately $34.9 million in cash, net of commissions and other offering costs.

In March 2002, we established a $1.0 million equipment credit facility with a bank, pursuant to the terms of a loan and security agreement. This agreement allows for advances in the amount of actual equipment purchases made through December 2002, up to $1.0 million. Borrowings bear interest at the bank’s prime rate less 1.0%, and the loan matures in December 2004. As of September 30, 2002, the outstanding indebtedness under the loan agreement was $722,000, thereby leaving additional available borrowings of $278,000.

On September 30, 2002, we amended the terms of the March 2002 loan and security agreement to add Captura as a borrower, and to include a term loan whose proceeds were to be used to refinance certain indebtedness owing by Captura to another creditor. The amount of the term loan as of September 30, 2002, was $393,000. Borrowings bear interest at the bank’s prime rate, and the term loan matures in September 2004. Under this agreement, there were no additional borrowings available as of September 30, 2002.

The following are contractual commitments associated with our debt, lease, and facilities obligations, as of September 30, 2002:

	Fiscal Year Ending September 30,
	2003	2004	2005	2006	2007	Total
	(in thousands)
Debt—principal and interest	$541	$549	$90	$—	$—	$1,180
Capital leases, interest and tax	645	18	—	—	—	663
Operating leases	1,497	1,404	953	—	—	3,854
Third party hosting arrangements	2,448	2,472	2,457	2,440	1,400	11,217
Cash to be paid in the Captura acquisition	1,067	—	—	—	—	1,067

Total contractual commitments	$6,198	$4,443	$3,500	$2,440	$1,400	$17,981

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

We Rely Heavily On Sales Of One Product.

Since 1997, we have generated a substantial portion of our revenues from Concur Expense products and services. We believe that sales of Concur Expense will continue to account for a large portion of our revenues for the foreseeable future. Our future financial performance and revenue growth will depend upon the successful development, introduction, and customer acceptance of new and enhanced versions of Concur Expense and other applications, and our business could be harmed if we fail to deliver the enhancements that customers want with respect to our current and future products. There can be no assurance that our products and services will achieve widespread market penetration or that we will derive significant revenues or any profits from sales of such products and services.

We Depend On Services Revenues; Services Revenues And Services Revenue Margins May Decline.

Our services revenues represented 55.2% of total revenues for fiscal 2002. We anticipate that services revenues will continue to represent a significant percentage of total revenues. The level of services revenues depends largely upon demand for our consulting services and ongoing renewals of customer support contracts by our installed customer base. Our consulting revenues could decline if third-party organizations such as systems integrators compete with us for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Our ability to increase services revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. Due to the increasing costs of operating a professional services organization, we may not be able to maintain our current margins in this part of our business.

We Depend On Subscription Revenues; Our Subscription-Based Delivery Models Have Limited Histories.

In fiscal 2000, we began to offer our Concur Expense software as a subscription service under our Internet-based ASP model and our outsourced hosted license and hosted subscription models to complement our traditional licensing of this product. In addition, we recently acquired Captura, which offered its products primarily as a subscription service under these hosted models. We offer our ASP and hosted models on a subscription basis to companies seeking to outsource their Corporate Expense Management solutions. These subscription-based delivery models have been in operation for a limited period of time and represent a significant departure from the strategies we and other enterprise software vendors have traditionally employed. We have limited experience selling products or services under these delivery models, and our efforts to develop these models may divert our financial resources and management time and attention away from other aspects of our business. Even if our strategy of offering our products to customers under these models proves successful, some of those customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements, which is likely to reduce our revenue. Furthermore, our total subscription revenues exceeded our cost of subscription revenues for the first time in the quarter ended June 30, 2002. We cannot assure you that we will be able to maintain positive gross margins in our subscription-based models in future periods. In addition, Captura never achieved positive gross margins from its subscription-based models. To maintain positive margins for our subscription services, our subscription revenues will need to continue to grow more rapidly than the cost of such revenues. In light of our limited experience with providing subscription services and our reliance on strategic referral partners for marketing purposes, we cannot assure you that such revenue growth will continue at the rates we expect or at all. If our business for subscription services does not grow sufficiently, we could fail to meet expectations for our results of operations.

We have become more reliant on revenues generated by our subscription-based delivery models. Our subscription revenues represented 23.0% of total revenues for fiscal 2002. We expect this trend to continue, particularly in light of our acquisition of Captura. We generally begin to recognize subscription revenues after our service has been implemented and ratably for the duration of our subscription services contracts. The cycle for implementing our subscription services can be unpredictable because our service must be integrated with a customer’s existing systems or business. Any such delays may prevent us from recognizing subscription revenue for periods of time even when we have incurred expenses relating to the implementation of our subscription services. Furthermore, we may experience unanticipated increases in costs associated with providing our subscription services to customers over the term of our subscription services contracts as a result of inflation, inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our subscription services contracts contain cancellation provisions, and as a result, we may recognize substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription agreement prior to the end of its term, our operating results could be substantially harmed.

We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict.

Our software license revenues represented 21.8% of total revenues for fiscal 2002. Our licensed software products are typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. If our revenues fall below our own estimates or below the consensus analysts’ estimate in an upcoming quarter, our stock price could decline further, harming our business significantly in terms of, among other things, diminished employee morale and public image.

If We Do Not Successfully Integrate The Operations Of Captura In A Timely Manner, We May Not Achieve The Benefits We Expect From Our Acquisition Of Captura.

To successfully integrate Captura, we must be able to operate Concur and Captura as a single, combined enterprise utilizing common information and communication systems, operating procedures, financial controls and human resources practices. In addition, we must continue to integrate Captura’s product development operations, products and technologies with our own. We may encounter substantial difficulties, costs and delays involved in integrating Captura’s operations into our own, including:

•	the loss of key employees and diversion of the attention of management from other ongoing business concerns;

•	difficulties in coordinating different product development and engineering teams; and

•	perceived adverse changes in business focus.

In addition, we will need to retain and integrate key research and development personnel. We will also need to educate our customer service organization regarding our Captura products and services. Training our customer service organization will consume additional time and resources, and may not occur rapidly enough to achieve a smooth transition with respect to our efforts to support customers of Captura products. The near term effects of the acquisition may also disrupt our current customer relationships and Captura’s ongoing customer relationships. Integration of Captura’s operations may take longer than expected, and we may be required to expend more resources on the integration than anticipated. The need to expend additional resources on integration may reduce the resources that would otherwise be spent on developing our products and technologies.

It Is Important For Us To Continue To Develop And Maintain Strategic Relationships.

To offer products and services to a larger customer base than we can reach through direct sales, telesales, and internal marketing efforts, we depend on strategic referral relationships and reseller relationships. For example, a significant amount of our new sales of ASP services in recent periods occurred through our relationship with ADP, Inc., one of our strategic partners. If we were unable to maintain our existing strategic referral or reseller relationships or enter into additional strategic referral or reseller relationships, we would have to devote substantially more resources to the distribution, sales, and marketing of our products and services. Our success depends in part on the ultimate success of our strategic referral and reseller partners and their ability to market our products and services successfully. Our existing strategic referral partners are not obligated to refer any potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

We Face Significant Competition.

The market for our products is intensely competitive and rapidly changing. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. Overall, we compete primarily with independent vendors of Corporate Expense Management software and services, and with financial institutions and ERP vendors that sell products similar to those we sell, along with their suites of other products and services. Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger installed base of customers than we do. Some of our competitors, particularly major financial institutions and ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than us. In addition, we anticipate the entrance of new competitors in the future. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition, and results of operations. We also face indirect competition from potential customers’ internal development efforts and must overcome their reluctance to move away from existing paper-based systems.

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

Revenues from customers outside the United States represented approximately $6.6 million, $4.4 million, and $3.3 million in fiscal 2002, 2001, and 2000, respectively. We intend to continue to expand our international sales and marketing activities and enter into relationships with additional international distribution partners. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract and retain distribution partners that will be able to market our products effectively.

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

Our Revenue Recognition Policy May Change And Affect Our Earnings.

We believe our current revenue recognition policies and practices are consistent with applicable accounting standards. However, current software revenue recognition accounting standards, and accounting guidance with respect to such standards, are subject to change. Such changes could lead to unanticipated changes in our current revenue accounting practices, and such changes could significantly reduce our future revenues and earnings. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

We Rely on Third-Party Hosting Facility Providers For Our Subscription-Based Delivery Models.

In connection with our subscription-based delivery models, we have engaged third-party hosting facility providers to provide the hosting facilities and related infrastructure for such models. These providers may fail to perform their obligations adequately. If any hosting facility provider delivers inadequate facilities, infrastructure, or related service to us, our reputation could be harmed.

Security And Other Concerns May Discourage Use Under Our Subscription-Based Models.

If customers determine that our subscription-based offerings are not scalable, do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use, or if for any other reason customers fail to accept our subscription services for use, our business will be harmed. As part of our subscription services, we expect to receive credit card, travel booking, employee, purchasing, supplier, and other financial and accounting data, through the Internet or extranets, and there can be no assurance that this information will not be subject to computer break-ins, theft, and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, or other harm to our business. In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.

Our Business Is Difficult To Evaluate And We Have A History Of Losses.

We incorporated in 1993 and began licensing our software products in 1995. Since 1993, our business model and operating plan have evolved significantly. This limited operating history and evolving business model make our business operations and prospects difficult to evaluate. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in their early stages of business operations, particularly companies, such as ours, that are in new and rapidly evolving industries.

Since 1993, we have spent substantial financial and other resources to develop our software products and services and otherwise fund our operations, and we expect to continue to do so to fund our investments in research and development and our other business operations. Our recent acquisition of Captura will require us to expend additional financial and other resources, including costs of integration of certain Captura employees. To date, we have incurred net losses in each quarter of operation and have not achieved profitability. We incurred net losses totaling $12.3 million, $35.1 million, and $75.7 million in fiscal 2002, 2001, and 2000, respectively. As of September 30, 2002, we had an accumulated deficit of $212.8 million. There can be no assurance that we will achieve profitability.

Our Quarterly Revenues And Operating Results May Fluctuate In Future Periods And We May Fail To Meet Expectations Of Investors And Public Market Analysts, Which Could Cause The Price Of Our Common Stock To Decline.

Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter particularly because our products and services are relatively new and our prospects are uncertain. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	the evolving demand for our software products and services;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of execution of large contracts;

•	changes in mix of our products and services;

•	the mix of sales channels through which our products and services are sold;

•	costs of developing new products and enhancements; and;

•	global economic and political conditions, as well as those specific to our customers or our industry.

In addition, due to the continuing slowdown in the general economy, we believe that many existing and potential customers are reassessing or reducing their planned technology and Internet-related investments and deferring purchasing decisions. Further delays or reductions in business spending for technology could have a material adverse effect on our revenues and operating results. As a result, there is increased uncertainty with respect to our expected revenues.

We Are At Risk Of Securities Class Action Litigation.

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. The complaints generally allege claims against the underwriters of our initial public offering in December 1998, our company, and several of our current and former executives, based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. The plaintiffs in these lawsuits seek damages in unspecified amounts, which could be substantial. In April 2002, these lawsuits were consolidated. In October 2002, the court dismissed the individual defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. We believe the consolidated lawsuit is without merit and intend to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management distraction in dealing with this lawsuit could harm our results.

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

Our Products Might Not Keep Pace With Technological Change.

We must continually modify and enhance our products to keep pace with changes in hardware and software platforms, database technology, and electronic commerce technical standards. As a result, uncertainties related to the timing and nature of new product announcements or introductions, or modifications by vendors of operating systems, back-office applications, and browsers and other Internet-related applications, could harm our business.

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

If We Acquire Companies, Products or Technologies, We May Face Risks Associated With Those Acquisitions.

We recently acquired Captura, and if we are presented with appropriate opportunities, we may acquire additional companies or make investments in other companies, products or technologies in the future. We may not realize the anticipated benefits of the Captura acquisition or future acquisitions or investments to the extent that we anticipate, or at all. We may have to incur debt or issue equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If this acquisition or any future acquisition or investment is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operating results, including interest earnings and expense, are not materially sensitive to changes in the general level of U.S. interest rates. Based on our marketable securities portfolio and interest rates at September 30, 2002, a one percent increase or decrease in interest rates would result in a decrease or increase of approximately $15,000, respectively, in the fair value of our marketable securities portfolio. Changes in interest rates may affect the fair value of the marketable securities portfolio; however, such gains or losses would not be realized unless the investments are sold.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Concur Technologies, Inc.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Concur Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Concur Technologies, Inc. (“Concur”) as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the management of Concur. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concur at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Seattle, Washington
November 5, 2002
except for Note 16, as to which the date is
December 16, 2002

Concur Technologies, Inc.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$13,746	$21,700
Marketable securities	2,024	4,065
Accounts receivable (1), net of allowance for doubtful accounts of $681 and $979 in 2002 and 2001, respectively	8,918	6,211
Prepaid expenses and other current assets	1,299	918

Total current assets	25,987	32,894
Property and equipment, net	3,003	6,706
Restricted cash	1,250	950
Acquired customer base intangible asset, net of amortization	5,510	—
Goodwill relating to acquisition	2,179	—
Deposits and other assets	339	433

Total assets	$38,268	$40,983

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,817	$1,715
Accrued payroll and benefits	773	3,865
Accrued commissions	588	949
Other accrued liabilities (2)	4,162	4,755
Current portion of long-term obligations	1,079	1,696
Deferred revenues	8,406	5,118

Total current liabilities	17,825	18,098

Long-term obligations, net of current	746	108
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share:
Authorized shares – 5,000,000; No shares issued or outstanding	—	—
Common stock, par value $0.001 per share:
Authorized shares – 60,000,000; Issued and outstanding shares –26,155,592 and 25,814,422 in 2002 and 2001, respectively	223,500	223,245
Common stock to be issued – 4,160,410 shares	8,952	—
Accumulated deficit	(212,755)	(200,468)

Total stockholders’ equity	19,697	22,777

Total liabilities and stockholders’ equity	$38,268	$40,983

(1)  Includes amounts due from related parties of $226 thousand and $688 thousand at September 30, 2002 and 2001, respectively.
(2)  Includes amounts due to related parties of $145 thousand and $255 thousand at September 30, 2002 and 2001, respectively.

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended September 30,
	2002	2001	2000
Revenues, net:
License	$9,847	$12,704	$11,952
Subscription	10,360	4,624	927
Service	24,890	23,771	22,825

Total revenues(1)	45,097	41,099	35,704
Cost of revenues:
License	487	584	1,342
Subscription	9,957	8,615	2,806
Service	11,543	15,762	23,684

Total cost of revenues(2)	21,987	24,961	27,832

Gross profit	23,110	16,138	7,872
Operating expenses:
Sales and marketing	16,669	24,941	38,581
Research and development	10,606	16,449	31,212
General and administrative	6,800	10,729	14,795
In-process research and development	1,300	—	—
Amortization of intangible assets	190	—	—
Merger costs	—	—	(1,240)
Restructuring charges	—	266	3,407

Total operating expenses	35,565	52,385	86,755

Loss from operations	(12,455)	(36,247)	(78,883)
Interest income	376	2,011	4,768
Interest expense	(199)	(719)	(1,376)
Other expense, net	(9)	(128)	(164)

Net loss	$(12,287)	$(35,083)	$(75,655)

Basic and diluted net loss per share	$(0.46)	$(1.37)	$(3.15)

Shares used in calculation of basic and diluted net loss per share	26,571	25,574	23,981

(1)	Includes sales to related parties of approximately $1.6 million, $3.4 million, and $1.3 million in the years ended September 30, 2002, 2001 and 2000, respectively.
(2)	Includes payments to related parties of approximately $1.1 million, $0.7 million, and $0.1 million in the years ended September 30, 2002, 2001 and 2000, respectively.

See accompanying notes.

Concur Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Common stock to be issued		Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at October 1, 1999	—	—	22,693,022	184,943	—	—	(1,439)	(89,730)	93,774
Proceeds from issuance of common stock in private placement	—	—	1,503,502	34,915	—	—	—	—	34,915
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	384,658	2,826	—	—	—	—	2,826
Issuance of common stock from net exercise of common stock warrants	—	—	93,785	—	—	—	—	—	—
Issuance of common stock from exercise of stock options	—	—	413,114	392	—	—	—	—	392
Amortization of deferred stock compensation	—	—	—	—	—	—	761	—	761
Adjustment to deferred stock compensation for options cancelled upon employee terminations	—	—	—	(499)	—	—	499	—	—
Net loss	—	—	—	—	—	—	—	(75,655)	(75,655)

Balance at September 30, 2000	—	—	25,088,081	222,577	—	—	(179)	(165,385)	57,013
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	529,869	636	—	—	—	—	636
Issuance of common stock from exercise of stock options	—	—	196,472	32	—	—	—	—	32
Amortization of deferred stock compensation	—	—	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	—	—	(35,083)	(35,083)

Balance at September 30, 2001	—	—	25,814,422	223,245	—	—	—	(200,468)	22,777
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	258,224	182	—	—	—	—	182
Issuance of common stock from exercise of stock options	—	—	82,946	73	—	—	—	—	73
Common stock to be issued in connection with acquisition of Captura Software, Inc.	—	—	—	—	4,160,410	8,952	—	—	8,952
Net loss	—	—	—	—	—	—	—	(12,287)	(12,287)

Balance at September 30, 2002	—	$—	26,155,592	$223,500	4,160,410	$8,952	$—	$(212,755)	$19,697

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended September 30,
	2002	2001	2000
Operating activities
Net loss	$(12,287)	$(35,083)	$(75,655)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred stock compensation	—	179	761
Amortization of intangibles	190	—	240
In-process research and development	1,300	—	—
Depreciation	5,840	6,360	6,789
Provision for bad debts	(225)	280	1,486
Restructuring charges	—	(510)	1,053
Adjustment to merger costs	—	—	(1,240)
Other	—	(55)	(13)
Changes in operating assets and liabilities:
Accounts receivable	691	4,445	(3,783)
Prepaid expenses, deposits, and other assets	717	1,850	(534)
Accounts payable	(265)	(515)	(3,093)
Accrued liabilities and accrued commissions	(5,869)	(1,738)	(1,156)
Deferred revenues	1,587	2,382	(106)

Net cash used in operating activities	(8,321)	(22,405)	(75,251)
Investing activities
Purchases of property and equipment	(1,615)	(2,309)	(8,846)
Purchase of marketable securities	(3,959)	(13,547)	(56,811)
Maturity of marketable securities	6,000	53,500	61,700
Cash acquired in acquisition, net of acquisition costs	1,151	—	—
Increase in restricted cash balances	(300)	—	(500)

Net cash provided by (used in) investing activities	1,277	37,644	(4,457)
Financing activities
Net proceeds from private stock offering	—	—	34,915
Proceeds from issuance of common stock from exercise of stock options	73	32	392
Issuance of common stock in connection with Employee Stock Purchase Plan	182	636	2,826
Proceeds from borrowings	722	—	—
Payments on borrowings and capital leases	(1,887)	(5,481)	(6,516)

Net cash (used in) provided by financing activities	(910)	(4,813)	31,617

Net increase (decrease) in cash and cash equivalents	(7,954)	10,426	(48,091)
Cash and cash equivalents at beginning of year	21,700	11,274	59,365

Cash and cash equivalents at end of year	$13,746	$21,700	$11,274

Supplemental disclosure of cash flow information
Cash paid for interest	$185	$682	$1,320

Property and equipment obtained through capital lease	$—	$—	$1,578

Adjustment to deferred stock compensation for options cancelled upon employee termination	$—	$—	$499

Shares of common stock to be issued in the acquisition	$8,952	$—	$—

Cash to be paid in the acquisition	$1,067	$—	$—

See accompanying notes.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements
September 30, 2002

NOTE 1.    DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Concur Technologies, Inc. (“Concur” or the “Company” ) is a leading provider of Web-based Corporate Expense Management software and services that are designed to improve operational efficiency and reduce cost in businesses by automating and streamlining business processes. The Company’s products include Concur Expense™ and Captura Expense™ software for automating travel and entertainment expense management, Concur Payment™ software for automating employee requests for vendor payments, and value-added products and services including Concur Imaging Service™, Concur Voice Access Service™, and Concur Business Intelligence™.

These software products and services are designed to meet the needs of businesses of all sizes worldwide and to accommodate a wide range of customer business needs, technical requirements, and budget objectives through flexible delivery models, including the Company’s license, hosted license, hosted subscription, and application service provider (“ASP”) models. The Company offers its software products to customers through its license, hosted license, hosted subscription, and ASP delivery models.

•
License.    The Company licenses its software products primarily to large-market companies (more than 3,000 employees) that want a highly configurable solution that is managed in-house and delivered over a corporate intranet. The Company offers licenses for its products either on an authorized-user basis, under which a customer is licensed to use products based on the number of user-licenses purchased, or on an enterprise basis, under which a customer is licensed to use products throughout its enterprise in exchange for license fees based on the number of employees in the enterprise.

•
Hosted License and Hosted Subscription.    The Company provides access to its software products as an outsourced service primarily to large-market companies that want a highly configurable solution. As part of this service, the Company provides hosting and application management for its software products from its facilities or the facilities of third-party hosting vendors. Some customers of the Company’s hosting services purchase (or have previously purchased) an up-front license for the software, and pay recurring subscription fees for its hosting services. The Company refers to this arrangement as its hosted license model. Other customers of the Company’s hosting services license its software on a monthly subscription basis. The Company refers to this arrangement as its hosted subscription model. Each of these arrangements is offered on an authorized-user or enterprise basis.

•
Application Service Provider. The Company provides Concur Expense as a service over the Internet under our ASP model, primarily to mid-size companies (100 to 3,000 employees) that want a pre-configured solution provided on an outsourced basis. The Company offers its ASP solutions on a per-user subscription basis.

The Company offers its products through a direct sales organization as well as through indirect channels. The Company was originally incorporated in the state of Washington on August 19, 1993 and operations commenced during 1994. On November 25, 1998, the Company was reincorporated in the State of Delaware and it completed the initial public offering of its common stock on December 16, 1998.

Principles of Consolidation

The consolidated financial statements include the accounts of Concur and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition Policy

The Company recognizes revenue in accordance with accounting standards for software and service companies including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”), and related interpretations including AICPA Technical Practice Aids.

The Company derives its revenues from the license of its software products, the provision of its software products on a subscription basis under its hosted license, hosted subscription, and ASP delivery models, and the provision of software maintenance services, consulting services, and training services.

Revenues resulting from license fees are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable, and vendor-specific objective evidence of fair value exists for any undelivered products or services (“elements”) of the arrangement. The Company’s software license contracts include a standard software performance warranty provision. The Company accounts for potential warranty claims in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. To date, the Company has experienced minimal warranty claims. The Company’s standard software license contracts do not include contingencies such as rights of return or conditions of acceptance.

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

Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees is not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and the consulting fees are recognized under the percentage of completion method of contract accounting. If collectability is not considered probable, revenue is recognized when the fee is collected. If the fee is not fixed or determinable, revenue is recognized when the fee becomes fixed or determinable. If unusual extended payment terms are granted, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period or non-standard performance criteria are required, revenues are recognized upon the earlier of satisfaction of the acceptance/performance criteria or the expiration of the period, if applicable.

In software arrangements where the Company provides hosting services in combination with licensed software products, the company follows EITF 00-3, which states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for the customer to either run the software on its own hardware, or contract with another party unrelated to the vendor to host the software. The Company’s hosted license arrangements typically meet these criteria. Accordingly, the Company accounts for the related software sale as described above. If the arrangement does not meet the criteria of EITF 00-3, all revenues under the arrangement are recognized in accordance with SAB 101 over the expected lives of the customer relationships, which range from two to five years.

Subscription revenues include the monthly usage fees from ASP services, the monthly usage fees from hosted license and hosted subscription services, and all associated set-up revenues. The set-up fees related to ASP services, as well as associated direct and incremental costs, such as labor and commissions, are deferred and recognized over the expected lives of the customer relationships. Because the ASP and hosted subscription services have been commercially available for only a short period of time, the set-up fees and the related costs are currently amortized over the contractual lives of the related agreements, which are typically two to five years. The Company will continue to evaluate and adjust this amortization period as it gains more experience with customer contract renewals and contract cancellations. Based on that experience, it is possible that in the future the period over which such set-up fees are amortized will be extended. The set-up fees related to hosted license subscription services, as well as associated direct and incremental costs, such as labor and commissions, are deferred and recognized in full upon commencement of such hosting services. Subscription set-up fees, net of set-up costs and other amounts that are billed in excess of the amounts currently recognizable, are recorded as deferred revenue. Subscription usage fees are recognized monthly as the service is provided to the customer.

Portions of the Company’s ASP revenues are derived from arrangements with strategic reseller partners. When the Company assumes the related business risks, such as performance and credit risk, these revenues are recorded on a gross basis, with the amounts paid to the strategic partners recognized as cost of sales. Such business risks are evidenced when, among other things, the Company is responsible for delivery of the service, establishes pricing of the arrangement, and is the primary obligor in the arrangement. When the strategic partner assumes a majority of these business risks, such ASP revenues are recorded net of the amounts paid to the reseller partner. Historically, ASP revenues generated from sales made through reseller partners have been primarily recorded on a gross basis. Sales commissions paid to channel support personnel are recorded in operations as a sales and marketing expense.

Service revenues result from maintenance agreements and consulting services. Maintenance agreements provide for technical support and include the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Revenues from maintenance agreements are recognized ratably over the lives of the related agreements, which are typically one year. Consulting services consist of system implementation and integration, planning, data conversion, training and development, and documentation of procedures. Consulting services are primarily performed on a time-and-materials basis. When software licenses and services are sold together, the Company evaluates the services to determine whether they are essential to the functionality of the software. The Company’s services are typically not considered essential to the functionality of the software and, therefore, revenues related to software licenses are typically recognized immediately and revenues related to such services are recognized as the services are performed. In some instances, consulting services are performed under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis. In addition, the Company maintains estimated allowances on consulting revenues based on historical experience.

Liquidity

The Company continues to incur losses from operating results and had total stockholders’ equity of $19.7 million at September 30, 2002, including an accumulated deficit of $212.8 million. As a result of its significant product development, customer support, and sales and marketing efforts, the Company has required substantial working capital to fund its operations. To date, equity offerings have been the Company’s principal external source of liquidity. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and anticipated capital expenditures for at least the next 12 months. Any substantial inability to achieve the current business plan could have a material adverse impact on the Company’s business, financial position, liquidity, or results of operations and could require the Company to reduce expenditures or seek additional debt or equity financing to enable it to continue operations through at least the next 12 months. If no such debt or equity financing were available, management believes that it would be able to reduce expenditures sufficiently to sustain operations for at least the next 12 months.

Cash and Cash Equivalents

All highly liquid financial instruments purchased with maturities of three months or less at purchase are reported as cash equivalents.

Marketable Securities

Marketable securities are stated at fair value at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities. Marketable securities are defined as available-for-sale securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified its marketable securities as available-for-sale, which are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At September 30, 2002, the fair value of marketable securities (consisting primarily of corporate bonds) approximated their cost. Therefore, no unrealized gain or loss has been recorded. All marketable securities held at September 30, 2002 mature within one year.

Fair Values of Financial Instruments

The Company has the following financial instruments: cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, accrued liabilities, accrued commissions, long-term debt, and capital lease obligations. The carrying value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and accrued commissions approximates fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt and capital lease obligations at fiscal year end approximated fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

Research and Development

Research and development costs are expensed as incurred and consist primarily of software development costs. Financial accounting standards require the capitalization of certain software development costs after technological feasibility of the software is established. In the development of the Company’s new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. Software development costs that were eligible for capitalization were insignificant and were charged to research and development expense in the accompanying consolidated statements of operations.

Internal-Use Software

Costs of software developed internally by the Company for use in its operations are accounted for under the AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). Under SOP 98-1, the Company expenses costs of research, including predevelopment efforts, and costs incurred for training and maintenance. Software development costs are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the application development stage have been insignificant, and, accordingly, no costs related to internal-use software have been capitalized through September 30, 2002.

Segment Information

The Company operates in a single business segment related to Corporate Expense Management software and services.

Comprehensive Net Loss

The Company’s comprehensive net loss was the same as its net loss for all fiscal years presented.

Advertising and Marketing Costs

Costs of marketing materials and advertising expenditures are charged to operations when the materials are used or the advertising is first released. Advertising costs were approximately $304,000, $753,000, and $3.3 million in the fiscal years ended September 30, 2002, 2001, and 2000, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which utilizes the liability method of accounting for income taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). APB 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS 123 requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS 123 (see Note 8).

Property and Equipment

Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method for financial reporting purposes over estimated useful lives ranging from two to five years. Depreciation expense includes amounts amortized for assets recorded under capital leases. Leasehold improvements are amortized over the shorter of the lease term or useful life.

Business Combinations

The Company accounts for business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Under the purchase method of accounting results of operations of the acquired business are included in the financial statements of the acquiring company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition. Amounts allocated to in-process research and development are expensed in the period of acquisition. The valuation of the shares issued is based on a five-day stock price average, including two days prior to and two days after the date of acquisition. Contingently issuable or contingently returnable portions of the total purchase price, other than those based on share prices, are valued, recorded and included in computations of earnings per share on the date when the contingency is resolved.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 is required to be adopted for fiscal years beginning after December 15, 2001; however, certain provisions of the statement must be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001, even if an entity has not adopted this Statement in its entirety. These provisions of SFAS 142 applied to the Company’s intangibles acquired as a result of its acquisition of Captura Software, Inc. (“Captura”) on July 31, 2002.

SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As a result of the acquisition of Captura, the company recorded goodwill of $2.2 million. The Company is required to adopt SFAS 142 beginning October 1, 2002. Accordingly, the Company will test goodwill for impairment using the two-step approach prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required annual impairment tests of goodwill as of October 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. These assets are assessed for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. No impairment loss was recognized in fiscal 2002, 2001, or 2000.

Net Loss per Share

Basic and diluted net loss per share is calculated using the weighted-average number of shares of common stock outstanding. Shares to be issued relating to the acquisition of Captura have been included in the computation of weighted average shares outstanding. Common stock equivalents, including convertible preferred stock, stock options, warrants, and shares contingently issuable in the acquisition of Captura are excluded from the computation, as their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on the financial statements. The Company has used estimates in determining certain provisions, including reserves against accounts receivable, useful lives of property and equipment, valuation and useful lives of intangibles, valuation of deferred revenues acquired from Captura, expected lives of customer relationships, and tax reserves.

Concentrations of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company’s financial instruments that subject it to credit risk consist primarily of cash and cash equivalent, restricted cash, and accounts receivable. The Company maintains the majority of its cash balances with one financial institution. The Company’s customer base is dispersed across several different geographic areas primarily in the United States and in a variety of industries. No single customer accounted for more than 10% of the Company’s sales in any of the periods presented. At September 30, 2002, one customer represented approximately 14% of outstanding accounts receivable. No customer represented greater than 10% of accounts receivable at September 30, 2001. The Company typically does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specific identification.

Foreign Currency Translation

Concur has subsidiaries located in the United Kingdom, Australia, and France. The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustments resulting from this process were insignificant at September 30, 2002 and 2001. Gains and losses on foreign currency transactions are included in the consolidated statements of operations as incurred. To date, gains and losses on foreign currency transactions have not been significant.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company will apply SFAS 142 beginning October 1, 2002. Since the Company has recorded no amortization of goodwill, application of the non-amortization provisions of SFAS 142 is not anticipated to have a significant effect on results of operations or financial position. The Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2002 in the first quarter of fiscal 2003. The Company has not yet determined what the effect of these tests will be on the results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company will be required to adopt SFAS 143 no later than October 1, 2002. The Company is currently assessing the impact of SFAS 143 on its results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”), and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, SFAS 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also supersedes the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the statement of operations. The provisions of SFAS 144 are to be applied prospectively and will be effective for the Company beginning October 1, 2002. The Company is currently assessing the impact of SFAS 144 on its results of operations and financial position.

In November 2001, the EITF published its consensus on EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires that reimbursements received for out-of-pocket expenses be reflected as revenues and to reclassify prior period financial statements to conform to the current period presentation. The adoption of this consensus did not have a material effect on the Company’s financial position, results of operations, or liquidity.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company will adopt certain provisions of SFAS 145 as of October 1, 2002. The Company does not anticipate that adoption of these provisions will have a material effect on its financial position or results of operations. The Company has adopted the provisions of SFAS 145 that are effective for financial statements issued after May 15, 2002. There was no impact on the Company’s results of operations or financial position as a result of the adoption of these provisions.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the consensus reached in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). This statement requires that a liability for costs associated with exit or disposal activities be recognized at fair value when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact that this statement may have on its future results of operations and financial position, but does not anticipate any significant impact.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. This includes classification of restricted cash as a non-current asset, and classification of certain sales commissions as a component of sales and marketing expenses, rather than as subscription cost of sales, as they were previously reported. In addition, in accordance with EITF 01-14, certain out-of-pocket expenses re-billed to customers have been classified as revenue, rather than as an offset to cost of sales, as they were previously recorded.

NOTE 2.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30,
	2002	2001
Computer hardware and software	$14,801	$12,723
Furniture and equipment	653	645
Leased equipment	6,008	6,008
Leasehold improvements	915	900

	22,377	20,276
Less accumulated depreciation	(19,374)	(13,570)

	$3,003	$6,706

Accumulated depreciation on leased equipment was approximately $6.0 million and $5.3 million at September 30, 2002 and 2001, respectively.

NOTE 3.    ACQUISITION OF CAPTURA SOFTWARE, INC.

On July 31, 2002, the Company announced and completed its acquisition of Captura (the “Acquisition”). Concur accounted for the Acquisition under the purchase method of accounting, in accordance with SFAS 141. Results of Captura’s operations are included in the combined enterprise’s statement of operations beginning August 1, 2002. The Company acquired Captura to strengthen its customer base and provide the Company with an additional source of predictable recurring revenue from customers of Captura’s hosted solutions.

Prior to the Acquisition, Captura was a privately held corporation that provided Corporate Expense Management solutions on a licensed, hosted license, or hosted subscription basis. Following the Acquisition, Captura’s operations were consolidated into Concur’s operations at its headquarters in Redmond, Washington.

In connection with the Acquisition, all of the outstanding equity securities of Captura were to be exchanged for up to approximately 5.2 million shares of our common stock, representing approximately 16.6% ownership of the combined enterprise as of the date of the Acquisition, and up to approximately $2 million in cash. The Acquisition consideration of stock and cash was subject to certain adjustments and escrow provisions, including the following: (a) an indemnity escrow of up to approximately 520,000 shares of Concur’s common stock and up to approximately $200,000 in cash; (b) a reduction of the cash consideration by amounts primarily relating to payments made by Captura to former Captura employees in connection with Captura’s pre-existing retention bonus plan; and (c) a reduction in stock consideration of up to approximately 1.1 million shares if certain additional customer agreements were not signed by September 30, 2002, as identified in the Acquisition agreement.

As of September 30, 2002, the Company estimated that up to approximately $1.1 million in cash was payable, and up to approximately 4.2 million shares of Concur’s common stock were issuable, to the sellers of Captura. Of the estimated shares, approximately 3.7 million shares were valued for accounting purposes using the five-day average closing price of the Company’s common stock two days prior to and two days after July 31, 2002. The remaining approximately 520,000 shares were originally subject to contingencies and were valued for accounting purposes using the closing price of the Company’s common stock as of September 30, 2002, the date the related contingencies were resolved. Estimated cash payable was included in accounts payable as of September 30, 2002, and the fair value of the estimated 4.2 million shares of common stock was included in common stock to be issued.

As of September 30, 2002, further adjustments to the Acquisition consideration were possible based on the resolution of certain remaining contingencies. These contingencies were resolved in the final determination of Acquisition consideration (see Note 16).

The Company did not assume any of Captura’s outstanding stock options or warrants in the Acquisition.

Unaudited pro forma information

Unaudited pro forma net revenue, net loss, and net loss per share for the combined company as if the Acquisition occurred as of the beginning of the earliest period presented are as follows (in thousands):

	Concur Technologies, Inc.	Captura Software, Inc.	Combined Company
Year ended September 30, 2001:
Net revenue	$41,099	$4,151	$45,250
Net loss	$(35,083)	$(42,071)	$(77,154)
Net loss per share	$(1.37)		$(2.59)
Year ended September 30, 2002:
Net revenue	$45,097	$7,902	$52,999
Net loss	$(12,287)	$(22,229)	$(34,516)
Net loss per share	$(0.46)		$(1.15)

Nonrecurring Charges

During the year ended September 30, 2002, Captura recorded the following non-recurring charges:

•
An impairment charge of $1.5 million to write-off the carrying value of certain equipment. Due to reductions in workforce and improvements in Captura’s product, management determined that these assets provided no future service potential to the Company.

•
A restructuring charge of $1.4 million to cover anticipated losses related to vacated office space at its corporate facilities. The restructuring charge represented future rental payments on the vacated office space.

•	Employee severance costs of $3.0 million, recorded and paid by Captura immediately prior to the Acquisition.

Basis of Presentation

The unaudited pro forma combined statements of operations for the years ended September 30, 2002 and 2001 give effect to the acquisition of Captura by Concur as if the transaction had occurred at the beginning of the earliest period presented. Captura’s fiscal year ended on December 31. For the purposes of preparing the unaudited pro forma combined statement of operations, Captura’s statements of operations have been presented on Concur’s fiscal year basis.

The unaudited pro forma combined statements of operations are presented for illustrative purposes only and should not be construed to be indicative of the actual combined results of operations as they may exist in the future. Preliminary purchase consideration and allocation:

(in millions)
Preliminary Purchase Consideration
Cash	1.1
4,160,410 shares of Concur’s common stock to be issued	9.0
Transaction costs	0.6

$10.7

(in millions)
Preliminary Purchase Price Allocation
Cash and cash equivalents	$1.3
Accounts receivable	3.2
Prepaid expenses and other current assets	0.8
Property and equipment	0.5
Deposits and other assets	0.4
Goodwill	2.2
In-process research and development	1.3
Acquired customer base intangible	5.7
Accounts payable	(1.5)
Accrued payroll and benefits	(0.4)
Deferred revenue	(1.6)
Debt obligations	(1.2)

$10.7

The purchase consideration and allocation set forth above are tentative and preliminary and may be materially different from the final purchase consideration and allocation. For the final determination of Acquisition consideration, see Note 16.

Basis, methods and estimates used in the purchase consideration and allocation

The company engaged a third-party appraiser to perform the valuation of the in-process research and development and intangible assets acquired in the Acquisition, and to assist in the allocation of the purchase price. The following values have been allocated to the intangible assets and acquired in-process research and development based on their fair values as determined by the appraisal: $5.7 million to acquired customer base intangible, and $1.3 million to acquired in-process research and development. The excess of the total purchase price over fair values of all identifiable assets acquired, net of liabilities, amounted to $2.2 million in goodwill.

In-process research and development

As a result of the Acquisition and the appraisal, certain elements of Captura’s technology were identified as having value for Concur’s current and future development efforts, and accordingly were identified as in-process research and development. Due to the difficulties in estimating the future incremental revenue stream these elements would contribute, the net income valuation approach would not have provided a meaningful result. Therefore, these elements were valued using a hybrid “cost savings” approach, under which the cost to reproduce the technology was estimated. This cost was then allocated to the remaining development period required to integrate these elements into Concur’s future platform. The tax-effected cost savings were then discounted to present value. Using this methodology, the value of acquired in-process research and development was estimated to be $1.3 million. This amount was charged to operations as in-process research and development costs in the period during which the Acquisition occurred.

Intangible assets

Concur’s intangible assets resulting from the Captura Acquisition were comprised of acquired customer base intangible and goodwill. The acquired customer base intangible was based primarily on all of Captura customer contracts signed as of September 30, 2002, ranging in term from 2 to 5 years, and having an average remaining life of 2 years.

Due to Captura’s limited historical experience, most of the acquired contracts were assumed to renew for one 3-year term. The future cash flows provided by these contracts are almost entirely subscription based, and as a result, will generate an equal and ratable stream of monthly cash flows.

In the valuation process, a form of the income approach, commonly referred to as the excess-earnings method, was used to estimate the value of the acquired customer base. The excess-earnings method captures the value of an intangible asset by discounting to present value the earnings generated by the asset that remain after deduction of a return on other contributory assets. These other assets normally include working capital, fixed assets, and other intangible assets.

The estimated net cash flow attributed to the customer base was discounted to present value. Based on the excess earnings method, the value of the acquired customer base was estimated to be $5.7 million. The acquired customer base intangible will be amortized over the anticipated life of those relationships, which was estimated to be five years. Accumulated amortization at September 30, 2002 totaled $190,000.

Acquisition Costs

Direct and incremental transaction fees included all professional fees paid in relation to the transaction, such as legal, accounting, and consulting charges, totaling approximately $609,000. At September 30, 2002, approximately $420,000 remained unpaid.

Commitments

See Notes 5 and 6 for long-term debt obligations and commitments assumed in conjunction with the Acquisition of Captura.

NOTE 4.    ACQUISITION OF SEEKER SOFTWARE, INC.

On June 1, 1999, pursuant to a Merger Agreement dated May 31, 1999 between the Company and Seeker Software, Inc. (“Seeker”), the Company acquired all of the outstanding capital of Seeker. Seeker developed, marketed, and sold Web-based human resources self-service solutions applications that allowed employees and managers within an organization to access, update, and share information from their desktop computers. This transaction was accounted for as a pooling of interests. In conjunction with the transaction, the Company recorded a charge to operating expenses of approximately $8.9 million for estimated direct and other merger-related costs pertaining to the transaction in fiscal 1999. Merger costs consisted primarily of estimated costs and fees for financial advisory services for both companies, attorneys, accountants, financial printing, and other related charges. During fiscal 2000, the Company revised its estimate of these costs, resulting in a decrease in accrued merger costs of approximately $1.2 million. No amounts remained as accrued liabilities relating to the merger at September 30, 2001.

In March 2001, the Company sold substantially all assets and liabilities of the Concur Human Resource product line that it had acquired from Seeker (see Note 10).

NOTE 5.    LONG-TERM DEBT OBLIGATIONS

In March 2002, the Company established a $1.0 million equipment credit facility with a bank pursuant to the terms of a loan and security agreement. This agreement allows for advances in the amount of actual equipment purchases made through December 25, 2002, up to $1.0 million. Borrowings under the credit line bear interest at the bank’s prime rate less 1.0% (3.75% at September 30, 2002), and the loan matures on December 25, 2004. Payments are interest only through December 25, 2002. After December 25, 2002, the outstanding balance becomes due in 24 equal monthly principal payments, plus accrued interest. As of September 30, 2002, the outstanding indebtedness under the loan agreement was $722,000, thereby leaving additional available borrowings of $278,000.

On September 30, 2002, the Company amended the terms of the loan and security agreement mentioned above to add Captura as a borrower, and to include a term loan whose proceeds were to be used to refinance certain indebtedness owing by Captura to another creditor. The amount of the term loan as of September 30, 2002, was $393,000. The term loan bears interest at a rate equal to the prime rate (4.75% at September 30, 2002), and is payable in twenty-four (24) equal monthly installments of principle, plus all accrued interest, beginning on November 1, 2002. Under this term loan, there are no additional borrowings available as of September 30, 2002.

Both the equipment credit facility and the term loan are secured by a blanket lien against all corporate assets. In addition, the company has to maintain a restricted cash balance of at least $700,000 as of the amendment date through December 30, 2002, and a balance of at least $1,400,000 thereafter, in one or more accounts with the bank. The Company also must maintain its principal depository and operating accounts with the bank or one of its affiliates.

Long-term debt at September 30, 2002, and 2001 consists of:

	2002	2001
	(In thousands)
Bank equipment credit facility	$722	$—
Bank term loan	393	—
Subordinated promissory notes	—	926

Total long-term debt	1,115	926
Less current portion	(495)	(926)

Long-term debt, less current portion	620	—

Future maturities of long-term debt as of September 30, 2002, are as follows for the years ending September 30,

(in thousands)
2003	$495
2004	529
2005	91

Total	$1,115

NOTE 6.    COMMITMENTS

The Company leases office space and equipment under non-cancelable operating and capital leases. The Company leases its headquarters in Redmond, Washington under an operating lease expiring in May 2005. The Company has the option to extend the Redmond lease for one additional five-year term. The Company is required to provide a $50,000 letter of credit as security for the lease.

Future minimum payments under non-cancelable contracts are as follows (in thousands):

	Capital Leases	Operating Leases	Third Party Hosting Services
Fiscal year ended September 30:
2003	$612	$1,497	$2,448
2004	17	1,404	2,472
2005	—	953	2,457
2006	—	—	2,440
2007	—	—	1,400

	629	$3,854	$11,217

Less amount representing interest	(29)

Present value of net minimum capital lease obligations	600
Less current principle portion	(584)

Capital lease obligations, net of current portion	$16

In connection with the Acquisition, the Company assumed:

•	outstanding capital lease obligations totaling approximately $745,000 at July 31, 2002, of which the remaining unpaid balance at September 30, 2002 was $600,000; and

•	commitments to third-party hosting vendors totaling approximately $8.1 million at July 31, 2002, of which approximately $7.9 million remained at September 30, 2002.

Total rent expense for fiscal 2002, 2001, and 2000 was $2.1 million, $2.5 million, and $3.6 million, respectively.

Accrued rent liabilities relating to office leases were $110,000 and $101,000 as of September 30, 2002 and 2001, respectively. These amounts have been included in long-term obligations in the accompanying balance sheets.

At September 30, 2002 and 2001, restricted cash includes $500,000 to secure the daily transactions processed in connection with our ASP services.

NOTE 7.    INCOME TAXES

The Company did not provide an income tax benefit for any period presented because it has experienced operating losses since inception. At September 30, 2002, the Company had net operating loss carryforwards of $235.9 million and tax credit carryforwards of $5.2 million all of which expire between 2010 and 2021.

As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, the Company has incurred and will incur “ownership changes” pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Accordingly, the Company’s use of net operating loss carryforwards incurred through the date of these ownership changes will be limited during the carryforward period. To the extent that any single year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$80,213	$48,913
Tax credit carryforwards	5,236	1,857
Expenses not currently deductible, deferred revenue, and other	6,037	5,855

Total deferred tax assets	91,486	56,625
Valuation allowance	(91,486)	(56,625)

	$—	$—

Since the Company’s utilization of these deferred tax assets is dependent on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided. The valuation allowance for deferred tax assets increased approximately $34.9 million, $5.8 million, and $26.6 million during fiscal 2002, 2001, and 2000, respectively.

As a result of the Captura Acquisition, the Company recorded approximately $2.2 million of goodwill, which will not be amortized for tax purposes. The Company assumed net operating loss carryforwards and tax credits from Captura totaling $83.0 million and $1.4 million, respectively. If utilized, the benefit of these net operating losses and tax credit carryforwards would first be applied to reduce the recorded value of goodwill to zero, before it will be applied to reduce future tax expenses. These carryforwards would also be subject to limitations, as prescribed by the Internal Revenue Code.

The Company had no significant foreign income taxes during fiscal years 2002, 2001, or 2000.

NOTE 8.    STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN

The Company’s 1994 Stock Option Plan (the “1994 Plan”) provided for grants of incentive stock options to employees and nonqualified stock options to employees, directors, and other eligible participants. All of the shares of the Company’s common stock that remained available for issuance under the 1994 Plan when the 1998 Equity Incentive Plan (the “1998 Plan”) became effective, and any shares issued under the 1994 Plan and forfeited after the effective date of the 1998 plan, are eligible for issuance under the 1998 Plan. The Company no longer grants stock options under the 1994 Plan.

In August 1998 the Board adopted the 1998 Plan, the 1998 Director Stock Option Plan (the “Director Plan”), and the 1998 Employee Stock Purchase Plan (the “ESPP”). The 1998 Plan authorized issuance of up to 3,240,000 shares of common stock upon the exercise of stock options or otherwise pursuant to the 1998 Plan. In February 2000, the stockholders approved an increase in the number of shares issuable under the 1998 Plan to 5,240,000; in March 2001, the stockholders approved an additional increase to 6,290,000; in March 2002, the stockholders approved an additional increase to 7,490,000. The Director Plan authorized issuance of up to 240,000 shares of common stock upon the exercise of stock options. In March 2001, the stockholders approved an increase in the number of shares issuable under the Director Plan to 440,000; in March 2002, the stockholders approved an additional increase to 640,000. As of September 30, 2002, the ESPP authorizes the issuance of up to 1,227,024 shares of common stock, subject to automatic annual increases as stated in the ESPP. During fiscal 2002, 2001, and 2000, employees purchased 258,224 shares, 529,869 shares, and 384,658 shares, respectively, under the ESPP. As of September 30, 2002, there are 1,065 shares still available for purchase under the ESPP. The purchase of shares of common stock by employees under the ESPP is limited under the terms of the plan to the actual number of shares available for purchase during the specific period.

In December 1999, the Board of Directors adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provides for the granting of options to acquire up to 1,500,000 shares of common stock and imposes a limitation on the number of such options that may be granted to officers.

In December 2001, the Company offered a voluntary stock option exchange program to its employees. The program allowed eligible employees, at their discretion before January 4, 2002, to elect to cancel unexercised, unvested stock options with an exercise price equal to or greater than $1.30 per share that were previously granted to such employees under the Company’s 1994 Plan, 1998 Plan, and 1999 Plan. Any option granted within the six months preceding December 3, 2001 to an employee who elected to participate in the program was automatically cancelled, and those cancelled options with an exercise price equal to or greater than $1.30 per share became eligible for exchange under the program. Each participating employee was eligible to receive a replacement option to purchase a number of shares equal to two-thirds of the number of shares subject to eligible cancelled options, provided that the participating employee remained employed by the Company on the date that the replacement options were granted. The replacement options were to be granted at least six months and one day after January 4, 2002, the date that the cancelled options were accepted by the Company for exchange. Approximately 350,000 options were cancelled under the program. The replacement grant date occurred on July 15, 2002, and the Company issued options to purchase approximately 230,000 shares of common stock, each at an exercise price of $1.87 per share, the closing price of a share of the Company’s common stock as reported on the Nasdaq National Market on that date.

For financial reporting purposes, there were no stock compensation charges as a result of the implementation of the program.

Stock options granted by the Company vest at various rates as determined by the Board of Directors, typically over four years, and remain exercisable for a period not to exceed ten years. However, in June 2000, the Company granted options to purchase approximately 2,092,000 shares of common stock to employees which vest over 2.5 years.

A summary of the Company’s stock option activity under the 1994 Plan, the 1998 Plan, the 1999 Plan, and the Director Plan, and related weighted-average exercise prices is as follows:

	Year ended September 30, 2002		Year ended September 30, 2001		Year ended September 30, 2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	6,003,000	$7.09	6,341,377	$9.61	3,572,937	$10.73
Granted	1,832,885	1.32	2,184,777	1.40	5,033,691	11.36
Exercised	(82,946)	0.88	(196,472)	0.18	(413,114)	0.94
Cancelled	(1,051,499)	14.55	(2,326,682)	9.25	(1,852,137)	18.48

Balance at end of year	6,701,440	4.42	6,003,000	7.09	6,341,377	9.61

Exercisable at end of year	3,465,713	6.18	2,340,325	8.88	1,399,904	6.48

Weighted-average grant-date fair value of options granted during the year:
Granted at fair value	$0.92		$1.30		$10.60

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at September 30, 2002 for selected exercise price ranges is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.13– 0.20	225,885	3.68 years	$0.17	225,885	$0.17
0.38	389,708	5.29	0.38	373,239	0.38
0.42– 0.85	1,127,916	9.10	0.85	9,981	0.63
0.91– 1.19	947,824	8.30	1.10	397,769	1.10
1.29– 1.75	437,890	8.44	1.56	165,051	1.58
1.80– 2.16	807,534	9.14	2.04	151,614	2.14
2.33– 4.66	422,395	8.46	2.96	156,973	3.21
5.00– 8.00	1,425,579	7.68	5.07	1,216,123	5.05
8.25–13.63	489,488	6.26	11.87	449,657	12.07
19.06–25.00	264,208	7.21	22.95	189,545	22.97
25.13–34.00	163,013	6.76	29.14	129,876	29.13

	6,701,440	7.86	4.42	3,465,713	6.18

The Company uses the intrinsic value-based method to account for all its employee stock-based compensation arrangements. The Company has recorded deferred stock compensation expense of $2.5 million and $1.0 million relating to options granted during the years ended September 30, 1999 and 1998, respectively. This amount represents the difference between the exercise prices and the grant-date fair values of the Company’s common stock. Amortization of deferred stock compensation of $0, $0.2 million, and $0.8 million was recognized during fiscal 2002, 2001 and 2000, respectively. In June 2000, the Company reduced deferred stock compensation and common stock by $0.5 million to account for the termination of certain employees who held unvested options granted with exercise prices below the fair value of the stock at the date of grant.

The following pro forma information regarding stock-based compensation has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of SFAS 123. The fair value of the options was estimated at the date of grant using a minimum value option pricing model (for options granted prior to the Company’s IPO on December 16, 1998) and the Black-Scholes pricing model (for options granted subsequent to the IPO) with the following weighted-average assumptions: risk-free interest rates of 3.9% in fiscal 2002 and rates ranging from 5% to 6% for all prior periods; a dividend yield rate of 0% for all periods; a volatility of 0.96 in 2002, 1.55 in 2001, and 1.58 in 2000; and an assumption that the options will be exercised two years after the vest date in 2002 and one year after the vest date for all prior periods. The fair value of the employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions: risk-free interest rates of 2.7% in 2002, 6.1% in 2001, and 5.5% in 2000; a dividend yield rate of 0% for all periods; a volatility of 1.10 in 2002, 1.23 in 2001, and 1.36 in 2000; and expected life from the vest date of 1.0 year in 2002, 0.5 year in 2001, and 0.6 year in 2000.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect this estimate, management believes the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of Concur’s employee stock options.

During preparation of footnotes to the consolidated financial statements for fiscal 2002, the Company determined that the calculation of the pro forma incremental compensation expense reported under SFAS 123 for fiscal 2000 and 2001, as reported in those respective years, inadvertently omitted certain options granted in previous years. Accordingly, the amounts of the pro forma incremental compensation expense reported under SFAS 123 for fiscal 2001 and 2000 presented in the table below have been revised, resulting in increases in the previously reported amounts of $6.2 million and $15.2 million, respectively. This revision had no effect on our previously reported consolidated results of operations or financial condition.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The estimated fair value of the stock purchases is amortized over the related purchase period, ranging from 6 to 24 months. The Company’s pro forma information is as follows (in thousands, except per share data):

	Year Ended September 30,
	2002	2001	2000
		(Revised)	(Revised)
Net loss as reported	$(12,287)	$(35,083)	$(75,655)
Pro forma incremental compensation expense under SFAS 123	(2,305)	(6,294)	(17,809)

Pro forma net loss	$(14,592)	$(41,377)	$(93,464)

Pro forma loss per share	$(0.55)	$(1.62)	$(3.90)

NOTE 9.    STOCKHOLDERS’ EQUITY

Warrants

In 1997 and 1998, the Company issued warrants to lessors to purchase 124,266 shares of preferred stock in conjunction with financing agreements. The warrants had exercise prices of $3.65 to $7.75 per share and were exercisable immediately. All warrants were exercised on a net basis in December 1999 in exchange for 93,785 shares of Concur’s common stock.

Private Placement to SAFECO and Nortel

In February 2000, the Company entered into a Stock Purchase Agreement with SAFECO Corporation and Nortel Networks, Inc. for the purchase of 1,073,929 and 429,573 shares, respectively, of the Company’s common stock at a purchase price of $23.28 per share, which was the closing price of the common stock on that date. The Company also entered into strategic marketing and distribution agreements with SAFECO Life Insurance Company (“SAFECO”) and Nortel Networks Corporation (“Nortel”) under which SAFECO and Nortel agreed to resell certain of the Company’s products through their respective distribution networks and agreed to undertake joint marketing activities with the Company to promote certain of its products. Revenues generated from the joint marketing activities, if any, would be shared between the Company and the respective reseller. Through September 30, 2002, the Company has not recognized any revenue under these arrangements.

Under the terms of these agreements, the Company has granted SAFECO and Nortel warrants to purchase up to 3,750,000 and 1,500,000 shares of common stock, respectively. For each of these warrant holders, the warrants become exercisable only if the warrant holder achieves certain annual milestones relating to revenue, derived in connection with the arrangements described above over the next five years. The exercise price will be the greater of $30.26 or 50 percent of the fair value of the common stock price on prescribed dates. In the event these milestones are achieved or the achievement becomes probable, the Company may be required to record a significant non-cash charge throughout the remaining related service period to the extent that the fair value of the common stock exceeds the exercise price of the warrants at that time. The Company has not recorded an expense associated with these agreements to date and is uncertain whether these milestones will be achieved in the future. As of September 30, 2002, warrants to purchase 1,750,000 shares of the Company’s common stock under these agreements have expired. Of the remaining outstanding warrants, warrants to purchase 1,050,000 shares will expire on August 15, 2003, warrants to purchase 1,050,000 shares will expire on August 15, 2004, and warrants to purchase the remaining 1,400,000 shares will expire on August 15, 2005.

Shares Reserved

The Company has reserved shares of common stock for future issuance as follows:

September 30, 2002
Shares reserved for Acquisition of Captura	5,205,678
Outstanding stock options	6,701,440
Stock Options available for grant:
1999 Plan	540,091
1998 Plan	3,713,481
Director Plan	266,000
Employee Stock Purchase Plan	1,065
Warrants to purchase common stock	3,500,000

Total	19,927,755

NOTE 10.    BUSINESS RESTRUCTURING

In June 2000, the Company made a strategic decision to focus its resources on the Corporate Expense Management market. The Company realized the need to reevaluate its business in order to balance the needs and requests of its customers with its available management and financial resources. Also considered in this decision was the shift in the Company’s revenue model, which caused the Company’s cost and expense structure to be out of alignment with its revenue and cash stream. In connection with this decision, the Company designed a new operating plan to reduce costs and bring expenses in line with this change in the marketplace. Under the new operating plan, the Company discontinued Concur Procurement, its corporate procurement application, terminated the Commerce Network, discontinued the planned integration of Concur Human Resources products group with its other Corporate Expense Management products, and effected a workforce reduction of 68 employees. As a result of this strategic decision, the Company recorded a restructuring charge of $3.4 million. During fiscal 2001, the Company revised its estimates related to amounts needed for severance and termination benefits, facilities, and product marketing commitments, resulting in a reversal of restructuring charges previously recorded in the amount of $427,000. The reduction in these estimated costs is shown as a reduction in restructuring costs in the accompanying statement of operations for the period ended September 30, 2001. No liabilities remained related to this restructuring as of September 30, 2001.

In March 2001, the Company sold its Concur Human Resources product line to MBH Solutions, Inc. (“MBH”) to further its objective of focusing its resources on the Corporate Expense Management market. The transaction consisted of the sale of certain assets to, and the assumption of certain obligations by, MBH. Under the terms of the transaction, the Company received $100,000 on the closing of the transaction, and recorded it as a gain on sale, and is to receive future installment payments over three years totaling $2.3 million. The gain related to these installment payments will be recognized if and when such payments are received. As of September 30, 2002, the Company has received none of the scheduled payments. This transaction resulted in a workforce reduction of 42 employees, the majority of who continued employment with MBH. All employees were terminated by June 30, 2001.

As a result of this transaction and related restructuring costs, the Company recorded a net charge of $765,000 in fiscal 2001, which consisted of estimated restructuring liabilities in the amount of $943,000 and a gain on the sale of assets to, and assumption of liabilities by, MBH in the amount of $178,000. Assets purchased by MBH included computer equipment and software and certain accounts receivable. Additionally, MBH assumed obligations to provide post-contract customer support to certain customers. As of September 30, 2001, the accrued liability was decreased by $72,000 due to a change in estimate of future amounts required, which is reflected as a decrease of the net restructuring charge in the accompanying statement of operations.

A detail of estimated restructuring costs by category and in total, less amounts paid or written down is as follows (in thousands):

Description	Restructuring Liability Accrued in Fiscal 2000	Restructuring Liabilities Paid in Fiscal 2000	Accrued Restructuring Liability at Sept. 30, 2000	Restructuring Liabilities Accrued in 2001	Restructuring Liabilities Paid or Reduced in Fiscal 2001	Accrued Restructuring Liability at Sept. 30, 2001
Severance and termination benefits	$1,661	$(1,062)	$599	$—	$(599)	$—
Write-off of intangible and other assets	800	(800)	—	—	—	—
Abandoned facilities, leases and equipment costs	328	(298)	30	341	(252)	119
Discontinued product marketing commitments	272	(122)	150		(150)	—
Direct and incremental transaction fees			—	433	(433)	—
Other	346	(100)	246	169	(312)	103

Total	$3,407	$(2,382)	$1,025	$943	$(1,746)	$222

Direct and incremental transaction fees include all professional fees paid in relation to the transaction, such as legal, accounting, and consulting charges.

During fiscal 2002, substantially all of the remaining restructuring liabilities were paid.

A summary of restructuring charges recorded in fiscal 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000
Restructuring liabilities recorded	$—	$943	$3,407
Reduction of liabilities based on change in estimate	—	(499)	—
Gain on sale of assets to, net of liabilities assumed by, MBH	—	(178)	—

Total	$—	$266	$3,407

NOTE 11.    INTERNATIONAL REVENUES

The Company licenses and markets its products primarily in the United States, and operates in a single industry segment. Information regarding revenues by geographic region for the past three fiscal years is as follows (in thousands):

	Revenues
	2002	2001	2000
Country:
United States	$38,512	$36,655	$32,363
Europe	4,393	3,837	2,814
Other	2,192	607	527

Total	$45,097	$41,099	$35,704

NOTE 12.    RELATED-PARTY TRANSACTIONS

        In November 1998, the Company entered into a strategic alliance agreement with ADP, Inc., a subsidiary of Automatic Data Processing, Inc. (“ADP”), under which ADP agreed to refer potential customers for Corporate Expense Management software products and services exclusively to the Company until December 2001. The Company and ADP also agreed to jointly market the Company’s Corporate Expense Management products and services to ADP customers. In connection with this agreement, an officer of ADP was provided a seat on the Company’s Board of Directors. In May 2000, the Company and ADP entered into a second agreement under which ADP will market certain co-branded versions of Concur’s ASP products on a commission basis. The agreement is effective until May 2005, unless terminated by either party. In July 2002, the agreement was amended such that ADP is assuming the majority of the business risks associated with all new ADP sales. Total costs under these agreements were $1.1 million, $702,000, and $54,000 for fiscal 2002, 2001, and 2000, respectively.

In March 2000, the Company recorded $2.0 million in license revenue from an agreement to license Concur Expense, Concur Procurement, and Concur Human Resources to a stockholder of the Company. As a result of the Company’s decision to discontinue Concur Procurement in June 2000, the stockholder returned Concur Procurement and the Company refunded $1.0 million for the return of this software. This refund was recorded as a reduction in license revenue in June 2000. During fiscal 2002 and 2001, the Company recorded $0 and $300,000, respectively, in revenues from this stockholder.

NOTE 13.    LICENSE AND OTHER AGREEMENTS

The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of license revenues. These amounts totaled $414,000, $507,000, and $727,000 for the years ended September 30, 2002, 2001, and 2000, respectively.

NOTE 14.    CONTINGENCIES

Litigation

In July 2001, the Company and several of its current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. The complaints generally allege claims against the underwriters of the Company’s initial public offering in December 1998, the Company, and several of its current and former executives, based on alleged errors and omissions concerning underwriting terms in the prospectus for the Company’s initial public offering. The plaintiffs in these lawsuits seek damages in unspecified amounts, which could be substantial. In April 2002, these lawsuits were consolidated. In October 2002, the court dismissed the individual defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. The Company believes the consolidated lawsuit is without merit and intends to defend itself vigorously. Any liability incurred by the Company in connection with this lawsuit could have a material impact on the Company’s business, liquidity, results of operations, and financial condition and, even if the Company defends itself successfully, there is a risk that management distraction in dealing with this lawsuit could harm the Company’s results.

NOTE 15.    RETIREMENT 401(K) PLAN

The Company sponsors a 401(k) Profit Sharing and Trust Plan (the “Plan”) that is available to substantially all employees. Each employee may elect to contribute up to 20% of pre-tax gross earnings, subject to annual limits. The Company reserves the right to amend the Plan at any time. Employee contributions to the Plan are subject to statutory limitations regarding maximum contributions. There are no matching contributions by the Company.

NOTE 16.    SUBSEQUENT EVENTS

On December 16, 2002, the Company entered into an amendment to the Captura Acquisition agreement. The amendment stipulates the total consideration under the Acquisition agreement to be 4,695,304 shares of Concur’s common stock. As a result of the amendment, no cash consideration is to be payable, and no other shares of Concur common stock are to be issued, in connection with the transactions contemplated under the amendment to the Captura Acquisition agreement (whether under the escrow or hold-back provisions of such agreement or otherwise).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of the fiscal year ended September 30, 2002. The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls.    There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)

1.	Financial Statements
	Consolidated Financial Statements of Concur Technologies, Inc.
	Report of Ernst & Young LLP, Independent Auditors	32
	Consolidated Balance Sheets as of September 30, 2002 and 2001	33
	Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000	34
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2002, 2001, and 2000	35
	Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001, and 2000	36
	Notes to Consolidated Financial Statements	37

2.	Schedule

The following financial statement schedule for the years ended September 30, 2002, 2001, and 2000 should be read in conjunction with the consolidated financial statements of Concur Technologies, Inc. filed as part of this Annual Report on Form 10-K:

	Report of Ernst & Young LLP, Independent Auditors, on Financial Statement Schedule	63
	Schedule II—Valuation and Qualifying Accounts	64

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

The following exhibits are filed as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan or Reorganization, dated July 31, 2002, among the Registrant, Canoe Acquisition Corp., Captura Software, Inc., and Fred Harman, as Representative.	8-K	000-25137	08/14/02	2.01

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on April 17, 2001.	8-K	000-25137	04/23/01	4.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999.	8-K	000-25137	06/15/99	2.1

4.03	Amendment to Third Amended and Restated Information and Registration Rights Agreement dated March 23, 2000.	10-K	000-25137	12/29/00	4.03

4.04	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents.***	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan.***	10-Q	000-25137	05/14/02	10.02

10.03	Registrant’s 1998 Employee Stock Purchase Plan and related documents.***	S-1	333-62299	08/26/98	10.03

10.04	Registrant’s Amended 1998 Directors Stock Option Plan.***	10-Q	000-25137	05/14/02	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan.***	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan.***	S-8	333-31190	02/28/00	4.09

10.07	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. ***	S-1	333-62299	08/26/98	10.06

10.08	Facility Lease, dated October 31, 1997, between Registrant and CarrAmerica Realty Corporation, as amended on April 10, 1998.	S-1	333-62299	08/26/98	10.14

10.09	Third Amendment to Lease, dated February 11, 1999, between Registrant and CarrAmerica Realty Corporation.	S-1	333-74685	03/19/99	10.27

10.10	Sublease, dated February 1, 1999, between Registrant and Emerging Technology Solutions, Inc. (ETSI).	S-1	333-74685	03/19/99	10.28

10.11	Facility Sublease Agreement, dated September 23, 1999, between Registrant and Cardiac Pacemakers, Inc.	10-K	—	12/29/99	10.35

10.12	Stock Purchase Agreement, dated February 22, 2000, among the Company, SAFECO Corporation and Nortel Networks, Inc.	10-K	000-25137	12/29/00	10.31

10.13	Joint Marketing and Sales Representative Agreement dated May 17, 2000 between Registrant and ADP, Inc.*	10-K	000-25137	12/29/00	10.32

10.14	Addendum to the Joint Marketing and Sales Representative Agreement, dated November 29, 2001, between Registrant and ADP, Inc.**	—	—	—	—	X

10.15	Second Addendum to the Joint Marketing and Sales Representative Agreement, dated May 28, 2002, between Registrant and ADP, Inc.**	—	—	—	—	X

10.16	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.***	10-K	000-25137	12/21/01	10.20

10.17	Letter Agreement, dated June 29, 2000, between Registrant and Kyle R. Sugamele.***	10-K	000-25137	12/21/01	10.21

10.18	Letter Agreement, dated April 2, 1996, between Registrant and Scott Schwisow.***	10-K	000-25137	12/21/01	10.22

10.19	Letter Agreement, dated May 17, 2001, between Registrant and Simon Nelson.***	10-K	000-25137	12/21/01	10.23

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Ernst & Young LLP, Independent Auditors.	—	—	—	—	X

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

***	Represents a management agreement or compensatory plan.

(b)    Reports on Form 8-K

On August 14, 2002, Registrant filed a Current Report on Form 8-K reporting its acquisition of Captura Software, Inc. as of July 31, 2002.

On October 11, 2002, Registrant filed an amendment to its August 14, 2002 Current Report on Form 8-K to file as exhibits the following financial statements:

(a)    Financial statements of businesses acquired:

(i)	Independent Auditors’ Report

(ii)	Captura Software, Inc. and subsidiaries Consolidated Balance Sheets as of December 31, 2000 and 2001

(iii)	Captura Software, Inc. and subsidiaries Consolidated Statements of Operations for the years ended December 31, 2000 and 2001

(iv)	Captura Software, Inc. and subsidiaries Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2000 and 2001

(v)	Captura Software, Inc. and subsidiaries Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 2001

(vi)	Captura Software, Inc. and subsidiaries Notes to Consolidated Financial Statements

(vii)	Captura Software, Inc. and subsidiaries Condensed Consolidated Balance Sheet as of June 30, 2002 (unaudited)

(viii)	Captura Software, Inc. and subsidiaries Condensed Consolidated Statements of Operations for the six months ended June 30, 2001 and 2002 (unaudited)

(ix)	Captura Software, Inc. and subsidiaries Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2002 (unaudited)

(x)	Captura Software, Inc. and subsidiaries Consolidated Notes to Condensed Consolidated Financial Statements (unaudited)

(b)    Pro forma financial information (unaudited)

(i)	Pro Forma Combined Consolidated Balance Sheet as of June 30, 2002 (unaudited)

(ii)	Pro Forma Combined Consolidated Statement of Operations for the nine months ended June 30, 2002 (unaudited)

(iii)	Pro Forma Combined Consolidated Statement of Operations for the fiscal year ended September 30, 2001 (unaudited)

(iv)	Notes to Pro Forma Combined Consolidated Financial Statements (unaudited)

On December 16, 2002, Registrant filed a Current Report on Form 8-K reporting an amendment to the Agreement and Plan of Reorganization dated as of July 31, 2002 in connection with its acquisition of Captura Software, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.

December 30, 2002	By:	/s/ S. STEVEN SINGH
S. Steven Singh President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ S. STEVEN SINGH S. Steven Singh	President, Chief Executive Officer and Chairman of the Board	December 30, 2002

Principal Financial Officer and Principal Accounting Officer:

/s/ JOHN F. ADAIR John F. Adair	Chief Financial Officer	December 30, 2002

Directors:

/s/ MICHAEL W. HILTON Michael W. Hilton	Director	December 30, 2002

/s/ NORMAN A. FOGELSONG Norman A. Fogelsong	Director	December 30, 2002

/s/ MICHAEL J. LEVINTHAL Michael J. Levinthal	Director	December 30, 2002

/s/ WILLIAM P. HANNON William P. Hannon	Director	December 30, 2002

/s/ ROBERT FINZI Robert Finzi	Director	December 30, 2002

CERTIFICATIONS

I, S. Steven Singh, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Concur Technologies, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 30, 2002	/s/ S. STEVEN SINGH
S. Steven Singh President, Chief Executive Officer and Chairman of the Board

I, John F. Adair, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Concur Technologies, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 30, 2002	/s/ JOHN F. ADAIR John F. Adair Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

We have audited the consolidated financial statements of Concur Technologies, Inc. as of September 30, 2002 and 2001, and for each of the three years in the period ended September 30, 2002, and have issued our report thereon dated November 5, 2002 (except for Note 16 of the above consolidated financial statements, as to which the date is December 16, 2002) (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14 (a) of this annual report on Form 10-K. This schedule is the responsibility of the management of Concur Technologies, Inc. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Seattle, Washington
November 5, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

CONCUR TECHNOLOGIES, INC.
September 30, 2002

Column A	Column B	Column C		Column D (1)	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deduction— Describe	Balance at End of Period
Year ended September 30, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$978,512	$(225,000)	$—	$72,909	$680,603
Year ended September 30, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	973,771	280,000	—	275,259	978,512
Year ended September 30, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	870,160	1,486,172	—	1,382,561	973,771

(1)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan or Reorganization, dated July 31, 2002, among the Registrant, Canoe Acquisition Corp., Captura Software, Inc., and Fred Harman, as Representative.	8-K	000-25137	08/14/02	2.01

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on April 17, 2001.	8-K	000-25137	04/23/01	4.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999.	8-K	000-25137	06/15/99	2.1

4.03	Amendment to Third Amended and Restated Information and Registration Rights Agreement dated March 23, 2000.	10-K	000-25137	12/29/00	4.03

4.04	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents.***	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan.***	10-Q	000-25137	05/14/02	10.02

10.03	Registrant’s 1998 Employee Stock Purchase Plan and related documents.***	S-1	333-62299	08/26/98	10.03

10.04	Registrant’s Amended 1998 Directors Stock Option Plan.***	10-Q	000-25137	05/14/02	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan.***	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan.***	S-8	333-31190	02/28/00	4.09

10.07	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. ***	S-1	333-62299	08/26/98	10.06

10.08	Facility Lease, dated October 31, 1997, between Registrant and CarrAmerica Realty Corporation, as amended on April 10, 1998.	S-1	333-62299	08/26/98	10.14

10.09	Third Amendment to Lease, dated February 11, 1999, between Registrant and CarrAmerica Realty Corporation.	S-1	333-74685	03/19/99	10.27

10.10	Sublease, dated February 1, 1999, between Registrant and Emerging Technology Solutions, Inc. (ETSI).	S-1	333-74685	03/19/99	10.28

10.11	Facility Sublease Agreement, dated September 23, 1999, between Registrant and Cardiac Pacemakers, Inc.	10-K	—	12/29/99	10.35

10.12	Stock Purchase Agreement, dated February 22, 2000, among the Company, SAFECO Corporation and Nortel Networks, Inc.	10-K	000-25137	12/29/00	10.31

10.13	Joint Marketing and Sales Representative Agreement dated May 17, 2000 between Registrant and ADP, Inc.*	10-K	000-25137	12/29/00	10.32

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.14	Addendum to the Joint Marketing and Sales Representative Agreement, dated November 29, 2001, between Registrant and ADP, Inc.**	—	—	—	—	X

10.15	Second Addendum to the Joint Marketing and Sales Representative Agreement, dated May 28, 2002, between Registrant and ADP, Inc.**	—	—	—	—	X

10.16	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.***	10-K	000-25137	12/21/01	10.20

10.17	Letter Agreement, dated June 29, 2000, between Registrant and Kyle R. Sugamele.***	10-K	000-25137	12/21/01	10.21

10.18	Letter Agreement, dated April 2, 1996, between Registrant and Scott Schwisow.***	10-K	000-25137	12/21/01	10.22

10.19	Letter Agreement, dated May 17, 2001, between Registrant and Simon Nelson.***	10-K	000-25137	12/21/01	10.23

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Ernst & Young LLP, Independent Auditors.	—	—	—	—	X

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

***	Represents a management agreement or compensatory plan.