Form 10-Q
period 2002-12-31
CONCUR TECHNOLOGIES INC
filed 2003-02-13
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2002

Commission file number: 0-25137

CONCUR TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	91-1608052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6222 185th Avenue NE

Redmond, Washington 98052

(Address of principal executive offices)

(425) 702-8808

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐  No  ☒

As of February 5, 2003, there were 30,995,680 shares of the Registrant’s Common Stock outstanding.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

DECEMBER 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2002	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$13,656	$13,746
Marketable securities	2,024	2,024
Accounts receivable (1), net of allowance for doubtful accounts of $577 and $681 at December 31, 2002 and September 30, 2002, respectively	9,089	8,918
Prepaid expenses and other current assets	2,436	1,299

Total current assets	27,205	25,987
Property and equipment, net	2,223	3,003
Restricted cash	1,950	1,250
Acquired customer base intangible asset, net of amortization	5,225	5,510
Goodwill relating to acquisition	2,996	2,179
Deposits and other assets	217	339

Total assets	$39,816	$38,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,246	$2,817
Accrued payroll and benefits	896	773
Accrued commissions	502	588
Other accrued liabilities (2)	3,579	4,162
Current portion of long-term obligations	1,320	1,079
Deferred revenues	9,936	8,406

Total current liabilities	17,479	17,825

Long-term obligations, net of current	646	746

Stockholders’ equity:
Common stock, par value $0.001 per share:
Authorized shares — 60,000,000; Issued and outstanding shares — 30,913,056 and 26,155,592 at December 31, 2002 and September 30, 2002, respectively	234,459	223,500
Common stock to be issued — 4,160,410 shares at September 30, 2002	—	8,952
Accumulated deficit	(212,768)	(212,755)

Total stockholders’ equity	21,691	19,697

Total liabilities and stockholders’ equity	$39,816	$38,268

(1) Includes amounts due from related parties of $240,000 and $226,000 at December 31, 2002 and September 30, 2002, respectively.

(2) Includes amounts due to related parties of $314,000 and $145,000 at December 31, 2002 and September 30, 2002, respectively.

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2002	2001
Revenues:
License	$2,766	$2,157
Subscription	4,902	2,002
Service	6,928	6,187

Total revenues (1)	14,596	10,346

Cost of revenues:
License	174	111
Subscription	3,018	2,400
Service	3,073	3,056

Total cost of revenues (2)	6,265	5,567

Gross profit	8,331	4,779

Operating expenses:
Sales and marketing	3,807	4,402
Research and development	2,707	2,535
General and administrative	1,554	2,167
Amortization of intangible assets	285	—

Total operating expenses	8,353	9,104

Loss from operations	(22)	(4,325)
Interest income	57	142
Interest expense	(44)	(70)
Other income (expense), net	(4)	14

Net loss	$(13)	$(4,239)

Basic and diluted net loss per share	$(0.00)	$(0.16)

Shares used in calculation of basic and diluted net loss per share	30,435	25,817

(1) Includes sales to related parties of $306,000 and $584,000 in the three months ended December 31, 2002 and 2001, respectively.

(2) Includes payments to related parties of $386,000 and $236,000 in the three months ended December 31, 2002 and 2001, respectively.

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2002	2001
Operating activities
Net loss	$(13)	$(4,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	285	—
Depreciation	1,019	1,555
Provision for bad debts	(105)	—
Changes in operating assets and liabilities:
Accounts receivable	(65)	1,414
Prepaid expenses, deposits, and other assets	(1,015)	(172)
Accounts payable	(490)	125
Accrued liabilities and accrued commissions	(129)	(2,507)
Deferred revenues	1,530	592

Net cash provided by (used in) operating activities	1,017	(3,232)

Investing activities
Purchases of property and equipment	(239)	(995)
Purchases of marketable securities	—	(2,000)
Maturities of marketable securities	—	4,064
Increase in restricted cash balances	(700)	—
Payments of acquisition costs	(415)	—

Net cash (used in) provided by investing activities	(1,354)	1,069

Financing activities
Proceeds from issuance of common stock from exercise of stock options	108	3
Proceeds from borrowings	915	—
Payments on borrowings and capital leases	(776)	(729)

Net cash provided by (used in) financing activities	247	(726)

Net decrease in cash and cash equivalents	(90)	(2,889)
Cash and cash equivalents at beginning of period	13,746	21,700

Cash and cash equivalents at end of period	$13,656	$18,811

Supplemental disclosure of cash flow information:
Cash paid for interest	$52	$68

Adjustment to common stock issued in the acquisition of Captura Software, Inc.	$1,899	$—

Adjustment to cash to be paid in the acquisition of Captura Software, Inc.	$(1,067)	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Unaudited)

NOTE 1. DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Concur Technologies, Inc. (“Concur” or the “Company”) is a leading provider of Web-based Corporate Expense Management software and services that are designed to improve operational efficiency and reduce cost in businesses by automating and streamlining business processes. The Company’s products include Concur Expense™ and Captura Expense™ software for automating travel and entertainment expense management, Concur Payment™ software for automating employee requests for vendor payments, and value-added products and services including Concur Imaging Service™, Concur Voice Access Service™, and Concur Business Intelligence™.

These software products and services are designed to meet the needs of businesses of all sizes worldwide and to accommodate a wide range of customer business needs, technical requirements, and budget objectives through flexible delivery models, including the Company’s license, hosted license, hosted subscription, and application service provider (“ASP”) models.

•	License. The Company licenses its software products primarily to large-market companies (more than 3,000 employees) that want a highly configurable solution that is managed in-house and delivered over a corporate intranet. The Company offers licenses for its products either on an authorized-user basis, under which a customer is licensed to use products based on the number of user-licenses purchased, or on an enterprise basis, under which a customer is licensed to use products throughout its enterprise in exchange for license fees based on the number of employees in the enterprise.

•	Hosted License and Hosted Subscription. The Company provides access to its software products as an outsourced service primarily to large-market companies that want a highly configurable solution. As part of this service, the Company provides hosting and application management for its software products from its facilities or the facilities of third-party hosting vendors. Some customers of the Company’s hosting services purchase (or have previously purchased) an up-front license for the software, and pay recurring subscription fees for its hosting services. The Company refers to this arrangement as its hosted license model. Other customers of the Company’s hosting services license its software on a monthly subscription basis. The Company refers to this arrangement as its hosted subscription model. Each of these arrangements is offered on an authorized-user or enterprise basis.

•	Application Service Provider. The Company provides Concur Expense as a service over the Internet under its ASP model, primarily to mid-size companies (100 to 3,000 employees) that want a pre-configured solution provided on an outsourced basis. The Company offers the ASP model of Concur Expense on a per-user subscription basis.

The Company offers its products through a direct sales organization as well as through indirect channels.

Unaudited Interim Financial Information

The financial information as of December 31, 2002, and for the three months ended December 31, 2002 and 2001, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2002, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended December 31, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year.

The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Concur and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition Policy

The Company recognizes revenue in accordance with accounting standards for software and service companies including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), the SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”), and related interpretations including AICPA Technical Practice Aids.

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

In arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), consulting, or hosting services. Vendor-specific objective evidence is based on the price charged when sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction.

Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees is not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and the consulting fees are recognized under the percentage of completion method of contract accounting. If collectability is not considered probable, revenue is recognized when the fee is collected. If the fee is not fixed or determinable, revenue is recognized when the fee becomes fixed or determinable. If unusual extended payment terms are granted, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period or nonstandard performance criteria are required, revenues are recognized upon the earlier of satisfaction of the acceptance/performance criteria or the expiration of the period, if applicable.

In software arrangements where the Company provides hosting services in combination with licensed software products, the company follows EITF 00-3, which states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for the customer to either run the software on its own hardware, or contract with another party unrelated to the vendor to host the software. The Company’s hosted license arrangements typically meet these criteria. Accordingly, the Company accounts for the related software sale as described above for multiple-element software license arrangements. If the arrangement does not meet the criteria of EITF 00-3, all revenues under the arrangement are recognized in accordance with SAB 101 over the expected lives of the customer relationships, which range from two to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Subscription revenues include the monthly usage fees from ASP services, the monthly usage fees from hosted license and hosted subscription services, and all associated set-up revenues. The set-up fees related to ASP services and hosted subscription services, as well as associated direct and incremental costs, such as labor and commissions, are deferred and recognized over the expected lives of the customer relationships, which are typically two to five years based on the particular service offering. When a subscription service offering has been commercially available for only a short period of time, the contractual lives of the related agreements approximate the expected lives of the customer relationships. The Company will continue to evaluate and adjust these amortization periods as it gains more experience with customer contract renewals and contract cancellations. Based on that experience, it is possible that in the future the period over which such set-up fees are amortized will be extended. The set-up fees related to hosted license services, as well as associated direct and incremental costs, such as labor and commissions, are deferred and recognized in full upon commencement of such hosting services. Subscription set-up fees, net of set-up costs and other amounts that are billed in excess of the amounts currently recognizable, are recorded as deferred revenue. Subscription usage fees are recognized monthly as the service is provided to the customer.

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

Portions of the Company’s revenues are derived from arrangements with strategic reseller partners. When the Company assumes the related business risks, such as performance and credit risk, these revenues are recorded on a gross basis, with the amounts paid to the strategic partners recognized as cost of sales. The Company’s assumption of such business risks is evidenced when, among other things, the Company takes responsibility for delivery of the product or service, establishes pricing of the arrangement, and is the primary obligor in the arrangement. When the strategic partner assumes a majority of these business risks, the associated revenues are recorded net of the amounts paid to the reseller partner.

Liquidity

The Company continues to incur losses from operating results and had total stockholders’ equity of $21.7 million at December 31, 2002, including an accumulated deficit of $212.8 million. As a result of its significant product development, customer support, and sales and marketing efforts, the Company has required substantial working capital to fund its operations. To date, equity offerings have been the Company’s principal external source of liquidity. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and anticipated capital expenditures for at least the next 12 months. Any significant failure to achieve the current business plan could have a material adverse impact on the Company’s business, financial position, liquidity, or results of operations and could require the Company to reduce expenditures or seek additional debt or equity financing to enable it to continue operations through at least the next 12 months. If no such debt or equity financing were available, management believes that it would be able to reduce expenditures sufficiently to sustain operations for at least the next 12 months.

Net Loss Per Share

Basic and diluted net loss per share is calculated using the weighted-average number of shares of common stock outstanding. Shares to be issued relating to the acquisition of Captura Software, Inc. (“Captura”) have been included in the computation of weighted average shares outstanding. Other common stock equivalents, including preferred stock, stock options, and warrants, if any, are excluded from the computation, as their effect is anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on the Company’s financial statements. The Company has used estimates in determining certain provisions, including reserves against accounts receivable, useful lives of property and equipment, valuation and useful lives of intangible assets, valuation of deferred revenues acquired from Captura, expected lives of customer relationships, and tax reserves.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted SFAS 142 beginning October 1, 2002. The adoption of SFAS No. 142 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted SFAS 143 on October 1, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”), and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, SFAS 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also supersedes the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to reporting the effects of a disposal of a segment of a business, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the statement of operations. The Company adopted SFAS 144 on October 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has adopted SFAS 145. The adoption of SFAS 145 did not have a material effect on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE 2. ACQUISITION OF CAPTURA SOFTWARE, INC.

On July 31, 2002, the Company announced and completed its acquisition of Captura (the “Acquisition”). Concur accounted for the Acquisition under the purchase method of accounting, in accordance with SFAS 141. Results of Captura’s operations are included in the combined enterprise’s statement of operations beginning August 1, 2002. At September 30, 2002, the parties were negotiating interpretation of the escrow and hold-out provisions of the agreement.

On December 16, 2002, the Company entered into an amendment to the agreement governing the Acquisition. The amendment stipulated the total consideration under the Acquisition agreement to be 4,695,304 shares of Concur’s common stock, representing approximately 15.2% ownership of the combined enterprise as of December 31, 2002. The additional shares were valued as of the date of the amendment, resulting in an increase in stockholders’ equity of $1.9 million. The amendment also eliminated all cash consideration otherwise payable in connection with the Acquisition, which caused a reduction of $1.1 million in accounts payable. The increase in equity, offset by the elimination of the cash consideration payable, resulted in an increase in goodwill of $0.8 million. As a result of the amendment, the purchase consideration and preliminary allocation was adjusted as follows:

(in millions)
Purchase Consideration
4,695,304 shares of Concur’s common stock issued	$10.9
Transaction costs	0.6

$11.5

(in millions)
Preliminary Purchase Price Allocation
Cash and cash equivalents	$1.3
Accounts receivable	3.2
Prepaid expenses and other current assets	0.8
Property and equipment	0.5
Deposits and other assets	0.4
Goodwill	3.0
In-process research and development	1.3
Acquired customer base intangible	5.7
Accounts payable	(1.5)
Accrued payroll and benefits	(0.4)
Deferred revenue	(1.6)
Debt obligations	(1.2)

$11.5

The purchase allocation set forth above is subject to future adjustments related to acquired liabilities, and transaction costs incurred that were unpaid as of December 31, 2002. All related adjustments would be reflected against the carrying amount of the goodwill generated as a result of the Acquisition. As of December 31, 2002, the balance remaining of acquired liabilities and transaction costs totaled approximately $0.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE 3. CONTINGENCIES

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

NOTE 4. SUBSEQUENT EVENTS

In January 2003, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding stock over a two-year period. Stock purchases under the stock repurchase program are expected to be made from time to time in the open market based on market conditions. Purchases will be made at the then-current market prices, and repurchased shares will be retired.

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

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. For example, statements throughout this section regarding our expected earnings, costs of revenues, operating expenditures, cash flows and other future financial results are forward looking statements. You can identify forward-looking statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described in this report under “Factors That May Affect Results Of Operations And Financial Condition” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any of such forward-looking statements.

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

Our software products and services are designed to meet the needs of businesses of all sizes worldwide. Our solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives through flexible delivery models, including our license, hosted license, hosted subscription, and application service provider (“ASP”) models. We offer our products on a license basis, which we primarily market to large companies (more than 3,000 employees) that want a highly configurable solution that is managed in-house and delivered over a corporate intranet. We also offer our products on a hosted license and hosted subscription basis, which we primarily market to large companies that want a highly configurable solution provided on an outsourced basis. We further offer our Concur Expense product on an ASP basis, which we primarily market to mid-size companies (100 to 3,000 employees) that want a standardized solution provided on an outsourced basis over the Internet. We market our products through a direct sales organization as well as through indirect channels.

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

On July 31, 2002, we announced and completed our acquisition of Captura Software, Inc., a Delaware corporation (“Captura”). The acquisition was accounted for under the purchase method of accounting. Prior to the acquisition, Captura was a privately held corporation that provided hosted Corporate Expense Management solutions under license, hosted license, and hosted subscription models. Following the acquisition, Captura’s operations were consolidated into our operations at our headquarters in Redmond, Washington. Our integration plan included eliminating redundancies in personnel, equipment, and services to reduce costs for the combined operation.

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

Revenue Recognition. Revenue recognition rules for software companies are complex. We follow specific and detailed guidelines in measuring revenue; however, our judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future losses.

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

In arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of their fair value and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), consulting, or hosting services. Vendor-specific objective evidence is based on the price charged when sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction. We are required to exercise judgments in deciding how to interpret the evidence of fair value to determine the fair value to allocate to a given element, and in determining whether an established price is likely to change prior to separate market introduction. These judgments may materially affect the timing of our revenue recognition and results of operations.

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

In software arrangements where we provide hosting services for the licensed software products, revenues related to all elements of the arrangement are recognized as described above for multiple-element software license arrangements, so long as the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware, or contract with another party unrelated to the vendor to host the software. We believe that in such arrangements, our hosting services typically meet these criteria. If our hosting services do not meet these criteria, all revenues related to the arrangement are recognized over the expected lives of the customer relationships, which range from two to five years. As a result, our judgment as to whether our hosting services meet the criteria above could have a material affect on the timing of our revenue recognition and results of operations.

Subscription revenues include the monthly usage fees from ASP, hosted license, and hosted subscription services, and the associated set-up revenues. The set-up fees related to ASP services and hosted subscription services, as well as costs incurred directly for this one-time set-up, such as labor and commissions, are deferred and recognized over the expected lives of the customer relationships, which range from two to five years, based on the particular service offering. When a subscription service offering has been commercially available for only a short period of time, the contractual lives of the related agreements approximate the expected lives of the customer relationships. We will continue to evaluate and adjust these amortization periods as we gain more experience with customer contract renewals and contract cancellations. It is possible, based on that experience, that in the future we will extend the periods over which we amortize such set-up fees, and therefore, such changes in estimates may affect our results of operations. Set-up fees related to hosted license services, as well as costs incurred directly for the one-time set-up, such as labor and commissions, are deferred and then recognized in full upon commencement of such hosting services. Set-up fees, net of set-up costs and other amounts that are billed to our customers in excess of the amounts currently recognizable, are recorded as deferred revenue on our balance sheet. We recognize subscription usage fees monthly as the service is provided to the customer.

Service revenues consist of fees from software maintenance agreements and consulting services. Maintenance agreements provide for technical support and include the right to receive unspecified upgrades and enhancements to our software products on a when-and-if available basis. Fees received in advance for maintenance agreements are recorded as deferred revenue on the balance sheet, and recognized ratably over the lives of the related agreements, which are typically one year. Consulting services consist of initial systems implementation and integration of our software products, implementation and integration of upgrades and enhancements to our software products, and other services, such as planning, data conversion, training, and documentation of procedures. Our consulting services are primarily performed on a time-and-materials basis. When we sell our software and consulting services together, we evaluate the consulting services to determine whether they are essential to the functionality of the software. In our judgment, our services typically are not essential to the functionality of the software, therefore we recognize license revenues as described above, and we recognize consulting service revenues as the services are performed. Accordingly, our judgment as to whether services are essential to the functionality of licensed software, may materially affect the timing of our revenues and our results of operations. In some instances, we have sold our consulting services under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis. In addition, we maintain estimated allowances on consulting revenues based on historical collection experience.

Portions of our revenues are generated from sales made through our reseller partners, such as ADP, Inc. (“ADP”) and Microsoft Business Solutions. Where we assume the majority of the business risks associated with performance of the contractual obligations, we record the associated revenues on a gross basis, with amounts paid to our reseller partners being recognized as cost of sales. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, we establish pricing of the arrangement, and we are the primary obligor in the arrangement. Where our reseller partner assumes the majority of these business risks, we record associated revenues net of the amounts paid to our reseller partner. Therefore, our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and cost of revenues.

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

Valuation of Intangible Assets. Our acquisition of Captura resulted in the recording of $3.0 million in goodwill, which represents the excess of the purchase price over: the fair value of net assets acquired, $1.3 million in acquired in-process research and development, and the acquired customer base intangible of $5.7 million. We engaged a third party appraiser to perform the valuation of the in-process research and development and intangible assets we acquired.

The value of the acquired customer base intangible was based on all Captura customer contracts signed as of September 30, 2002, ranging in term from 2 to 5 years, and having an average remaining term of 2 years. Due to Captura’s limited historical experience, most of the acquired contracts were assumed to renew for one 3-year term. Therefore, the average expected remaining life of all acquired contracts was estimated to be 5 years. The future cash flows provided by these contracts are almost entirely subscription based, and as a result, will generate an equal and ratable stream of monthly cash flows. In the valuation process, an income-based approach, commonly referred to as the excess-earnings method, was used to estimate the value of the acquired customer base. The excess-earnings method captures the value of an intangible asset by discounting to present value the earnings generated by the asset that remain after deduction of a return on other contributory assets. These other assets normally include working capital, fixed assets, and other intangible assets. The estimated net cash flow attributed to the customer base was discounted to present value. As a result, the estimated value of the acquired customer base was $5.7 million. The valuation of these items may materially differ from our estimates under different assumptions or conditions, which would affect our financial position and operating results.

The value of acquired in-process research and development comprised certain elements of Captura’s technology that were identified as having value for Concur’s current and future development efforts. Due to the difficulties in estimating the future incremental revenue stream these elements would contribute, the net income valuation approach would not have provided a meaningful result. Therefore, these elements were valued using a hybrid “cost savings” approach, under which the cost to reproduce the technology was estimated. This cost was then allocated to the remaining development period required to integrate these elements into Concur’s future platform. The cost savings, net of tax, were then discounted to present value. This amount was charged to operations as in-process research and development costs in the period of the acquisition. Our valuation may materially differ from these estimates under different assumptions or conditions, which would affect our financial position and operating results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Selected Financial Data

The following table sets forth financial data derived from our unaudited statements of operations, as a percentage of total revenues, for the periods indicated. The operating results for the three months ended December 31, 2002 and 2001, are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended December 31,
	2002	2001
Revenues:
License	18.9%	20.8%
Subscription	33.6	19.4
Service	47.5	59.8

Total revenues	100.0	100.0

Cost of revenues:
License	1.2	1.1
Subscription	20.7	23.2
Service	21.0	29.5

Total cost of revenues	42.9	53.8

Gross Profit	57.1	46.2

Operating expenses:
Sales and marketing	26.1	42.6
Research and development	18.5	24.5
General and administrative	10.6	20.9
Amortization of intangible assets	2.0	—

Total operating expenses	57.2	88.0

Loss from operations	(0.1)	(41.8)
Interest income	.4	1.4
Interest expense	(0.3)	(0.7)
Other expense, net	(0.0)	0.1

Net loss	(0.1)%	(41.0)%

Revenues

	Three Months Ended December 31,
(dollars in thousands)	2002	2001	Change
License	$2,766	$2,157	28.2%
Subscription	4,902	2,002	144.9%
Service	6,928	6,187	12.0%

Total revenues	14,596	10,346	41.1%

We derive our revenues from the license of our software products, the provision of our software products on a subscription basis under our hosted license, hosted subscription, and ASP delivery models, and the provision of software maintenance services, consulting services, and training services.

License Revenues. License revenues consist of software license fees. The increase in license revenues for the quarter ended December 31, 2002 from that ended December 31, 2001 reflected the general volatility in sales of licensed products, as well as a greater uncertainty in the economic environment in the three months ended December 31, 2001. Because of the volatility in sales of licensed products, the related revenues are more difficult to predict and are therefore subject to greater volatility on a quarter over quarter basis.

Subscription Revenues. Subscription revenues consist of monthly fees that customers pay for the use of our ASP services, hosted license services, and hosted subscription services, as well as the amortization of one-time set-up fees in connection with those services. The increase in subscription revenues in the quarter ended December 31, 2002 from that ended December 31, 2001 was primarily a result of increased hosting revenues as result of the acquisition of Captura in July 2002. To a lesser degree, this growth in subscription revenues was also attributable to the larger customer base for our ASP services in the first quarter of fiscal 2002 compared to 2001.

In May 2000, we entered into a strategic relationship with ADP, under which ADP markets our ASP services to its existing customers and to potential new customers. Sales through this channel commenced in the September quarter of fiscal 2000. In July 2002, we amended our agreement with ADP to transfer to ADP the majority of the business risks associated with any new customers signed through this channel. As a result, we are recording ASP revenues from these new unit sales on a net basis. The majority of new unit sales of ASP services during fiscal 2002 occurred through ADP. We expect subscription revenues to continue to grow as a result of the continued development of our existing strategic relationships, the introduction of additional strategic relationships, the full year’s impact of the Captura acquisition, and our continued response to the growing demand for hosting services delivered to the large market.

Service Revenues. Service revenues consist of fees for maintenance, consulting services, and training. Maintenance fees are typically billed annually and amortized over the period of the contract. The increase in service revenues in the quarter ended December 31, 2002 from that ended December 31, 2001 was primarily related to an increase in maintenance revenues resulting from the growth of our installed customer base. To a lesser extent, this increase was also attributable to additional consulting services provided for implementations, upgrades, and enhancements of Concur Expense. We expect future service revenues to fluctuate based on new sales of our products and services and the related consulting and maintenance services provided, as well as the demand for upgrades and enhancements to our products.

International Revenues. We market our software and services through our direct sales organization in the United States, the United Kingdom, and Australia, and through strategic referral and reseller arrangements in the United States and in international markets. Revenues from licenses and services to customers outside the United States were $1.7 million and $0.8 million for the three months ended December 31, 2002 and 2001, respectively. Historically, as a result of the relatively small amount of our international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. As our products and services become more widely accepted in international markets, we expect international revenues to continue to grow, both in total dollars and as a percentage of total revenues.

Cost of Revenues

	Three Months Ended December 31,
(dollars in thousands)	2002	2001	Change
Cost of license revenues	$174	$111	56.8%
Percentage of license revenues	6.3%	5.1%
Cost of subscription revenues	$3,018	$2,400	25.8%
Percentage of subscription revenues	61.6%	119.9%
Cost of service revenues	$3,073	$3,056	0.6%
Percentage of service revenues	44.4%	49.4%

Total cost of revenues	$6,265	$5,567	12.5%
Percentage of total revenues	42.9%	53.8%

Cost of License Revenues. Cost of license revenues consists mainly of royalties for sub-licensing third-party software, and, to a lesser extent, the costs of manuals, media, and duplication for our licensed products. The increase in cost of license revenues in the quarter ended December 31, 2002 compared to that ended December 31, 2001, was primarily due to higher royalty rates payable to third parties for sub-licensing third-party software, as well as an increase in referral fees paid to third parties. We expect that the cost of license revenues will continue to fluctuate modestly in relation to changes in the overall demand for our license products as well as the cost for sub-licensing third-party software.

Cost of Subscription Revenues. Cost of subscription revenues primarily consists of salaries, server and storage fees, telecommunication charges, strategic referral and reseller fees, and amortization of deferred set-up costs. The cost of subscription revenues for the quarter ended December 31, 2002 increased compared to that ended December 31, 2001 primarily due to increased infrastructure costs, such as telecommunication and server storage fees, resulting from the addition of the Captura customer base. To a lesser extent, this increase was a result of incremental referral and reseller fees due to our growing subscription customer base. The cost of subscription revenues as a percentage of subscription revenues decreased for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 primarily due to the low incremental cost incurred to host each new customer, including the acquired Captura customer base. We expect the total cost of subscription revenues to remain relatively consistent during fiscal 2003.

Cost of Service Revenues. Cost of service revenues is primarily comprised of the salaries, benefits, and other expenses associated with employees who provide maintenance, consulting services, and product training. The modest increase in cost of service revenues for the quarter ended December 31, 2002 compared to that ended December 31, 2001 was primarily due to an increase in consulting services personnel, offset by a reduction in fees paid for contract personnel. Cost of service revenues as a percentage of service revenues may vary between periods due to changes in the level and mix of services provided.

Operating Expenses

	Three Months Ended December 31,
(dollars in thousands)	2002	2001	Change
Sales and marketing	$3,807	$4,402	(13.5)%
Percentage of total revenues	26.1%	42.6%
Research and development	$2,707	$2,535	6.8%
Percentage of total revenues	18.5%	24.5%
General and administrative	$1,554	$2,167	(28.3)%
Percentage of total revenues	10.6%	20.9%
Amortization of intangible assets	$285	$—	100.0%
Percentage of total revenues	2.0%	—

Total operating expenses	$8,353	$9,104	(8.2)%
Percentage of total revenues	57.2%	88.0%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, sales commissions, travel, and facility costs for our sales and marketing personnel and, to a lesser extent, costs of advertising, trade shows, and other promotional activities. The decrease in sales and marketing expenses in the quarter ended December 31, 2002 compared to that ended December 31, 2001 was primarily due to measures taken to increase our direct sales force’s productivity, increased leverage of indirect channel sales, reduced advertising, and our company-wide efforts to reduce costs. We expect sales and marketing expenses to decrease slightly in fiscal 2003 as a percentage of revenues as a result of a greater portion of new unit sales being generated through our strategic referral partners, as well as our continued efforts to increase productivity across the direct sales channel.

Research and Development. Research and development expenses consist primarily of salaries and benefits, outside contractors, facility costs, and expenses associated with computer software and hardware used in our software development activities. The increase in research and development expenses in the quarter ended December 31, 2002 compared to that ended December 31, 2001 was primarily related to an increase in the number of employees utilized in software engineering, program management, and quality assurance, as a result of our acquisition of Captura as well as our continued focus on product innovation and enhancements. In fiscal 2003, we expect our research and development costs to increase modestly as we continue to focus on product innovation and enhancement to enable us to extend our leadership position in Corporate Expense Management software and services.

In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to research and development have been expensed as incurred.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits, and related costs associated with personnel in finance, human resources, legal, administration, and facilities, together with the provision for bad debts. The decrease in general and administrative expenses in the quarter ended December 31, 2002 compared to that ended December 31, 2001 was primarily due to our company-wide efforts to reduce costs, which included reductions in personnel and related costs and spending for legal and other third party service providers. To a lesser extent, this decrease was related to a reduction in amounts reserved for bad debts. During fiscal 2003, we expect general and administrative expenses to remain relatively consistent with fiscal 2002.

Amortization of Intangible Assets. Amortization of intangible assets in the quarter ended December 31, 2002 represents amortization of the acquired customer base intangible asset in connection with our July 2002 acquisition of Captura.

Interest Income and Interest Expense

	Three Months Ended December 31,
(dollars in thousands)	2002	2001	Change
Interest income	$57	$142	(59.9)%
Interest expense	44	70	(37.1)%

Interest Income and Interest Expense. The decrease in interest income in the quarter ended December 31, 2002 compared to that ended December 31, 2001 was due to the decreases in cash, cash equivalents and marketable securities upon which we earn interest, and, to a lesser extent, to lower interest rates earned on our investment portfolio. The decrease in interest expense in the quarter ended December 31, 2002 compared to that ended December 31, 2001 was due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes. No provision for federal and state income taxes has been recorded as we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

Our total assets were $39.8 million and $38.3 million at December 31, 2002 and September 30, 2002, respectively, representing an increase of $1.5 million, or 3.9%. This increase was primarily due to increased prepaid expenses and increased cash, cash equivalents, marketable securities, and restricted cash balances at December 31, 2002. Cash, cash equivalents, marketable securities, and restricted cash totaled $17.6 million as of December 31, 2002, compared to $17.0 million at September 30, 2002, representing an increase of $0.6 million, or 3.5%.

Our accounts receivable balance, net of allowance for doubtful accounts of $577,000 and $681,000, was $9.1 million and $8.9 million as of December 31, 2002 and September 30, 2002, respectively, representing an increase of $0.2 million, or 2.2%. Average days’ sales outstanding in accounts receivable was 56 days and 64 days for the quarters ended December 31, 2002 and September 30, 2002, respectively. This improvement was primarily the result of improved collections of outstanding accounts receivable as well as a full quarter of revenue recognized for Captura customers in the December quarter, as opposed to only two months of revenue recognized in the prior quarter. We expect that our average days’ sales outstanding in accounts receivable will be between 50 and 60 days in future quarters, based on current period revenues, the accounts receivable aging, as well as the revenue mix between license, hosting, and ASP sales.

Our total current liabilities were $17.5 million and $17.8 million at December 31, 2002 and September 30, 2002, respectively, representing a decrease of $0.3 million, or 1.7%. This decrease consisted primarily of a reduction in accounts payable and accrued liabilities balances at December 31, 2002. This decrease was largely offset by an increase in deferred revenues resulting from growth in subscription services, as well as license and maintenance revenues resulting from the continued growth of our installed license customer base.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with sales of equity securities and, to a lesser degree, with long-term debt and equipment leases. Our sources of liquidity as of December 31, 2002 consisted principally of cash, cash equivalents, and marketable securities, totaling $17.6 million. Of that amount, $50,000 was pledged to secure the lease of our corporate headquarters, $500,000 was pledged to secure the daily transactions processed in connection with our ASP services, and $1.4 million was pledged to secure an equipment credit facility.

Our operating activities provided $1.0 million and used $3.2 million during the three months ended December 31, 2002 and 2001, respectively. For these periods, net cash from operating activities was primarily a result of normal, on-going operations.

Our investing used $1.4 million and provided $1.1 million during the three months ended December 31, 2002 and 2001, respectively. Our investing activities have consisted primarily of purchases of property and equipment, and purchases and related maturity of marketable securities. Property and equipment acquisitions totaled $0.2 million and $1.0 million during the three months ended December 31, 2002 and 2001, respectively, representing a decrease of $0.8 million, or 80.0%. The higher levels of equipment purchasing in the quarter ended December 31, 2001 were primarily due to the build-out of our hosting infrastructure in 2001.

Our financing activities provided $0.2 million and used $0.7 million during the three months ended December 31, 2002 and 2001, respectively. The net use of cash in financing activities in these periods was primarily the result of payments made on existing loans and capital leases, offset in part by the issuance of common stock in connection with our employee stock option plans. To a lesser extent, the net usage of cash in financing activities in the three months ended December 31, 2002 was offset in part by proceeds from borrowings under our equipment credit facility.

In March 2002, we established a $1.0 million equipment credit facility with a bank. The loan and security agreement for this credit facility allows for advances in the amount of actual equipment purchases made through December 2002, up to $1.0 million. Borrowings bear interest at the bank’s prime rate less 1.0%, and the loan matures in December 2004. As of December 31, 2002, the outstanding indebtedness under the loan was $722,000. There were no additional borrowings available under this credit facility as of December 31, 2002.

On September 30, 2002, we amended the terms of the March 2002 loan and security agreement to add Captura as a borrower, and to include an additional term loan, the proceeds of which were used to refinance certain indebtedness owed by Captura to another creditor. The amount of the additional term loan as of December 31, 2002, was $360,000. This term loan bears interest at the bank’s prime rate, and matures in September 2004. There were no additional borrowings available under this additional term loan as of December 31, 2002.

In December 2002, we financed our director’s and officer’s insurance policy renewal. Borrowings bear interest at 6.25% and mature in November 2003. As of December 31, 2002, the balance owed on this policy was $522,000.

In January 2003, our Board of Directors authorized a stock repurchase program under which we may repurchase up to one million shares of our outstanding stock over a two-year period. Stock purchases under the stock repurchase program are expected to be made from time to time in the open market based on market conditions. Purchases will be made at the then-current market prices, and repurchased shares will be retired.

The following are contractual commitments associated with our debt, lease, facilities, and hosting obligations, as of December 31, 2002:

(in thousands)	Fiscal Year Ending September 30,
	2003	2004	2005	2006	2007	Total
Debt—principal and interest	$891	$675	$107	$—	$—	$1,673
Capital leases, interest and tax	258	18	—	—	—	276
Operating leases	1,088	1,404	953	—	—	3,445
Third party hosting arrangements	1,881	2,472	2,457	2,440	1,400	10,650

Total contractual commitments	$4,118	$4,569	$3,517	$2,440	$1,400	$16,044

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In the future, we may seek additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, liquidity, financial condition, and operating results.

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

We Depend On Services Revenues; Services Revenues And Services Revenue Margins May Decline.

Our services revenues represented 47.5% of total revenues for the quarter ended December 31, 2002. We anticipate that services revenues will continue to represent a significant percentage of total revenues. The level of services revenues depends largely upon demand for our consulting services and ongoing renewals of customer support contracts by our installed customer base. Our consulting revenues could decline if third-party organizations such as systems integrators compete with us for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Our ability to increase services revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. Due to the increasing costs of operating a professional services organization, we may not be able to maintain our current margins in this part of our business.

We Depend On Subscription Revenues; Our Subscription-Based Delivery Models Have Limited Histories.

In fiscal 2000, we began to offer our Concur Expense software as a subscription service under our Internet-based ASP model and our outsourced hosted license and hosted subscription models to complement our traditional licensing of this product. Since then, we have become increasingly reliant on revenues generated by our subscription-based delivery models. In addition, we recently acquired Captura, which offered its products primarily as a subscription service under similar hosted models. Our subscription revenues represented 33.6% of total revenues for the quarter ended December 31, 2002. We expect this trend to continue, particularly in light of our acquisition of Captura. However, our subscription-based delivery models have been in operation for a limited period of time and represent a significant departure from the strategies we and other enterprise software vendors have traditionally employed. We have limited experience selling products or services under these delivery models, and our efforts to develop these models may divert our financial resources and management time and attention away from other aspects of our business. Even if our strategy of offering our products to customers under these models proves successful, some of those customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements, which is likely to reduce our revenue. Furthermore, our total subscription revenues exceeded our cost of subscription revenues for the first time in the quarter ended June 30, 2002. We cannot assure you that we will be able to maintain positive gross margins in our subscription-based models in future periods. In addition, Captura never achieved positive gross margins from its subscription-based models. To maintain positive margins for our subscription services, our subscription revenues will need to continue to grow more rapidly than the cost of such revenues. In light of our limited experience with providing subscription services and our reliance on strategic referral partners for marketing purposes, we cannot assure you that such revenue growth will continue at the rates we expect or at all. If our business for subscription services does not grow sufficiently, we could fail to meet expectations for our results of operations.

In addition, the cycle for implementing our subscription services can be unpredictable because our service must be integrated with a customer’s existing systems or business. Any delays in implementation may prevent us from recognizing subscription revenue for periods of time, even when we have incurred expenses relating to the implementation of our subscription services. Furthermore, we may experience unanticipated increases in costs associated with providing our subscription services to customers over the term of our subscription services contracts as a result of inflation, inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our subscription services contracts contain cancellation provisions, and, as a result, we may recognize substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription agreement prior to the end of its term, our operating results could be substantially harmed.

We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict.

Our software license revenues represented 18.9% of total revenues for the quarter ended December 31, 2002. Our licensed software products are typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. If our revenues fall below our own estimates or below the consensus analysts’ estimate in an upcoming quarter, our stock price could decline further, which could harm our business.

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

It Is Important For Us To Continue To Develop And Maintain Strategic Relationships.

To offer products and services to a larger customer base than we can reach through direct sales, telesales, and internal marketing efforts, we depend on strategic referral relationships and reseller relationships. For example, a majority of our new unit sales of ASP services in the quarter ended December 31, 2002 occurred through our relationship with ADP, Inc., one of our strategic partners. If we were unable to maintain our existing strategic referral or reseller relationships or enter into additional strategic referral or reseller relationships, we would have to devote substantially more resources to the distribution, sales, and marketing of our products and services. Our success depends in part on the ultimate success of our strategic referral and reseller partners and their ability to market our products and services successfully. Our existing strategic referral partners are not obligated to refer any potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

We Face Significant Competition.

The market for our products is intensely competitive and rapidly changing. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. Our principal direct competition comes from independent vendors of Corporate Expense Management software and services, and financial institutions and ERP vendors that sell products similar to those we sell along with their suites of other products and services. Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger installed base of customers than we do. Some of our competitors, particularly major financial institutions and ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than us. In addition, we anticipate the entrance of new competitors in the future. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition, and results of operations.

There Are Risks Associated With International Operations.

Our international operations, which are subject to risks associated with operating abroad, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $6.6 million, $4.4 million, and $3.3 million in fiscal 2002, 2001, and 2000, respectively. These international operations are subject to a number of difficulties and special costs, including:

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

We must also customize our products for international markets. For example, our ability to expand into the international market will depend on our ability to develop and support products that incorporate the tax laws, accounting practices, and currencies of applicable countries. Further, if we establish significant international operations, we may incur costs that would be difficult to reduce quickly because of employee practices in those countries.

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

We Rely on Third-Party Hosting Facility Providers For Our Subscription-Based Delivery Models.

In connection with our subscription-based delivery models, we have engaged third-party hosting facility providers to provide the hosting facilities and related infrastructure for such models. These providers may fail to perform their obligations adequately. If any hosting facility provider delivers inadequate facilities, infrastructure, or related service to us, our business could be harmed.

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

Our Business Is Difficult To Evaluate And We Have A History Of Losses.

We incorporated in 1993 and began licensing our software products in 1995. Since 1993, our business model and operating plan have evolved significantly. Our limited operating history and evolving business model make our business operations and prospects difficult to evaluate. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in their early stages of business operations, particularly companies, such as ours, that are in new and rapidly evolving industries.

Since 1993, we have spent substantial financial and other resources to develop our software products and services and otherwise fund our operations, and we expect to continue to do so to fund our investments in research and development and our other business operations. Our recent acquisition of Captura will require us to expend additional financial and other resources, including costs of integration of certain Captura employees. To date, we have incurred net losses in each quarter of operation. We incurred net losses totaling $12.3 million, $35.1 million, and $75.7 million in fiscal 2002, 2001, and 2000, respectively. As of December 31, 2002, we had an accumulated deficit of $212.8 million.

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

Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter particularly because our products and services are relatively new and our prospects are uncertain. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	the evolving demand for our software products and services;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of execution of large contracts;

•	changes in mix of our products and services;

•	the mix of sales channels through which our products and services are sold;

•	costs of developing new products and enhancements; and

•	global economic and political conditions, as well as those specific to our customers or our industry.

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

We May Require Additional Financing To Fund Our Operations Or Growth.

In the future, we may be required to seek additional financing to fund our operations or growth. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the use of cash in our stock repurchase program, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. We cannot assure you that such funding will be available on terms that are acceptable to us, or at all. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

If We Acquire Companies, Products or Technologies, We May Face Risks Associated With Those Acquisitions.

We recently acquired Captura, and if we are presented with appropriate opportunities, we may acquire additional companies or make investments in other companies, products or technologies in the future. We may not realize the anticipated benefits of the Captura acquisition or future acquisitions or investments to the extent that we anticipate, or at all. We may have to incur debt or issue equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. For example, we issued approximately 4,695,304 shares in the Captura acquisition, and we are required by the Captura merger agreement to register the resale of the shares we issued to the former Captura stockholders so that the former Captura stockholders can freely sell their stock in the public markets. If this acquisition or any future acquisition or investment is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results.

Anti-takeover effects of our rights agreement, charter documents and Delaware law could discourage or prevent a change in control of Concur.

We have a shareholder rights agreement in place, under which our stockholders have special rights, in the form of additional voting and beneficial ownership, in the event that a person or group not approved by the board of directors were to acquire, or to announce the intention to acquire 15% or more of our outstanding shares. This plan is designed to have the effect of discouraging, delaying or rendering more difficult an acquisition of us that has not been approved by our board of directors.

Our certificate of incorporation provides that our board of directors may, without shareholder approval, issue shares of preferred stock with special voting or economic rights. Our certificate of incorporation also provides that our stockholders do not have cumulative voting rights, and, therefore, stockholders representing a majority of the shares of common stock outstanding are able to elect all of our directors. Our bylaws provide that a special meeting of stockholders may only be called by a majority of our board of directors, the Chairman of our board of directors, or our chief executive officer. Our stockholders may not take action by written consent. These provisions may have the effect of discouraging or making more difficult an attempt to take control of the company without the approval of the board of directors.

In addition, the Delaware General Corporation Law generally prohibits us from engaging in mergers, significant stock sales, significant asset sales, or business combinations, with any stockholder or a group of stockholders owning at least 15% of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operating results, including interest earnings and expense, are not materially sensitive to changes in the general level of U.S. interest rates. Based on our investment portfolio and interest rates at December 31, 2002, an increase or decrease in interest rates of 100 basis points would result in a decrease or increase of approximately $10,000, respectively, in the fair value of our investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, such gains or losses would not be realized unless the investments are sold.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with its acquisition of Captura Software, Inc. in July 2002, the registrant issued, effective December 16, 2002, 4,695,304 shares of its common stock to the former stockholders of Captura Software, Inc. in exchange for all the outstanding stock of Captura. Such sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The securities were sold to 28 purchasers, with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment and who represented to the issuer that the shares were being acquired for investment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Amendment to Agreement and Plan of Reorganization, effective as of December 16, 2002, among the Registrant, Captura Software, Inc., Fred Harman, as Representative, and certain former stockholders of Captura Software, Inc. named therein	8-K	000-25137	12/19/02	2.01

(b) Reports on Form 8-K:

On October 11, 2002, the registrant filed an Amended Current Report on Form 8-K amending Item 2 of its Current Report on Form 8-K previously filed on August 14, 2002 reporting the registrant’s July 31, 2002 acquisition of Captura Software, Inc., and filing Captura Software, Inc. financial statements and pro forma combined consolidated financial statements under Item 7.

On December 19, 2002, the registrant filed a Current Report on Form 8-K reporting under Item 5 that the registrant entered into an Amendment to Agreement and Plan of Reorganization, effective as of December 16, 2002, among Concur Technologies, Inc., Captura Software, Inc., Fred Harman, as Representative, and certain former stockholders of Captura Software, Inc. named therein, to modify the terms of the Agreement and Plan of Reorganization for the registrant’s July 31, 2002 acquisition of Captura Software, Inc., and filing of such amendment as an exhibit under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: February 13, 2003	CONCUR TECHNOLOGIES, INC.

	By:	/s/ John F. Adair
John F. Adair Chief Financial Officer

CERTIFICATIONS

I, S. Steven Singh, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Concur Technologies, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 13, 2003

By:	/s/ S. Steven Singh
S. Steven Singh President, Chief Executive Officer and Chairman of the Board

I, John F. Adair, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Concur Technologies, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 13, 2003

By:	/s/ John F. Adair
John F. Adair Chief Financial Officer