Form 10-Q
period 2003-03-31
CONCUR TECHNOLOGIES INC
filed 2003-05-15
CIK 1066026

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Yes  ☐     No  ☒

     As of April 30, 2003, there were 31,208,428 shares of the Registrant’s Common Stock outstanding.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q
MARCH 31, 2003

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31,	September 30,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$17,366	$13,746
Marketable securities	1,024	2,024
Accounts receivable (1), net of allowance for doubtful accounts of $417 and $681 at March 31, 2003 and September 30, 2002, respectively	6,665	8,918
Prepaid expenses and other current assets	1,959	1,299

Total current assets	27,014	25,987
Property and equipment, net	1,590	3,003
Restricted cash	1,950	1,250
Acquired customer base intangible asset, net of amortization	4,940	5,510
Goodwill relating to acquisition	3,269	2,179
Deposits and other assets	110	339

Total assets	$38,873	$38,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$702	$2,817
Accrued payroll and benefits	1,638	1,361
Other accrued liabilities (2)	2,623	4,162
Current portion of long-term obligations	1,117	1,079
Current portion of deferred revenues	9,544	7,161

Total current liabilities	15,624	16,580
Long-term obligations, net of current	493	746
Long-term deferred revenues, net of current	1,264	1,245
Stockholders’ equity:
Common stock, par value $0.001 per share:
Authorized shares – 60,000,000; Issued and outstanding shares – 31,080,427 and 26,155,592 at March 31, 2003 and September 30, 2002, respectively	234,689	223,500
Common stock issuable – 4,160,410 shares at September 30, 2002	—	8,952
Accumulated deficit	(213,197)	(212,755)

Total stockholders’ equity	21,492	19,697

Total liabilities and stockholders’ equity	$38,873	$38,268

(1)      Includes amounts due from related parties of $265,000 and $226,000 at March 31, 2003 and September 30, 2002, respectively.

(2)      Includes amounts due to related parties of $0 and $145,000 at March 31, 2003 and September 30, 2002, respectively.

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Revenues:
License	$1,244	$2,741	$4,010	$4,898
Subscription	5,486	2,224	10,388	4,226
Service	7,080	5,872	14,008	12,059

Total revenues (1)	13,810	10,837	28,406	21,183
Cost of revenues:
License	100	112	274	223
Subscription	2,848	2,399	5,866	4,799
Service	2,984	2,836	6,057	5,892

Total cost of revenues (2)	5,932	5,347	12,197	10,914

Gross Profit	7,878	5,490	16,209	10,269
Operating expenses:
Sales and marketing	3,620	3,981	7,427	8,383
Research and development	2,674	2,829	5,381	5,364
General and administrative	1,774	1,624	3,328	3,791
Amortization of intangible assets	285	—	570	—

Total operating expenses	8,353	8,434	16,706	17,538

Loss from operations	(475)	(2,944)	(497)	(7,269)
Interest income	54	88	111	230
Interest expense	(34)	(52)	(78)	(122)
Other income (expense), net	26	(12)	22	2

Net loss	$(429)	$(2,920)	$(442)	$(7,159)

Basic and diluted net loss per share	$(0.01)	$(0.11)	$(0.01)	$(0.27)

Shares used in calculation of basic and diluted net loss per share	30,989	25,856	30,709	25,836

(1)     Includes sales to related parties of $133,000 and $383,000 in the three months ended March 31, 2003 and 2002, and $439,000 and $967,000 in the six months ended March 31, 2003 and 2002, respectively.

(2)     Includes payments to related parties of $0 and $264,000 in the three months ended March 31, 2003 and 2002, and $386,000 and $499,000 in the six months ended March 31, 2003 and 2002, respectively.

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended March 31,

	2003	2002

Operating activities
Net loss	$(442)	$(7,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	570	—
Depreciation	1,771	3,077
Provision for bad debts	(145)	—
Changes in operating assets and liabilities:
Accounts receivable	2,653	949
Prepaid expenses, deposits, and other assets	(552)	(552)
Accounts payable	(1,034)	(104)
Accrued liabilities	(864)	(2,871)
Deferred revenues	2,204	508

Net cash provided by (used in) operating activities	4,161	(6,152)

Investing activities
Purchases of property and equipment	(457)	(1,138)
Purchases of marketable securities	—	(1,947)
Maturities of marketable securities	1,000	4,000
Increase in restricted cash balances	(700)	(722)
Payments of acquisition costs	(510)	—

Net cash (used in) provided by investing activities	(667)	193

Financing activities
Proceeds from issuance of common stock from exercise of stock options	338	52
Proceeds from borrowings	915	722
Payments on borrowings and capital leases	(1,127)	(1,274)

Net cash provided by (used in) financing activities	126	(500)

Net increase (decrease) in cash and cash equivalents	3,620	(6,459)
Cash and cash equivalents at beginning of period	13,746	21,700

Cash and cash equivalents at end of period	$17,366	$15,241

Supplemental disclosure of cash flow information:
Cash paid for interest	$85	$435

Common stock issued in the acquisition of Captura Software, Inc.	$1,899	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
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

     These software products and services are designed to meet the needs of businesses of all sizes worldwide and to accommodate a wide range of customer business needs, technical requirements, and budget objectives through flexible delivery models, including the Company’s license, large-market hosted, and application service provider (“ASP”) models.

•	License Model. The Company licenses its software products primarily to large-market companies (more than 3,000 employees) that want a highly configurable solution that is managed in-house and delivered over a corporate intranet. The Company generally offers licenses for its products either on an authorized-user basis, under which a customer is licensed to use products based on the number of user-licenses purchased, or on an enterprise basis, under which a customer is licensed to use products throughout its enterprise in exchange for license fees based on the number of employees in the enterprise.

•	Large-Market Hosted Models. The Company provides access to its software products as an outsourced service, together with related value-added services, primarily to large-market companies that want a highly configurable solution. As part of this service, the Company provides hosting and application management for its software products from its facilities or the facilities of third-party hosting vendors. Some customers of the Company’s hosting services purchase (or have previously purchased) an up-front license for the software, and pay recurring subscription fees for its hosting and application management services. The Company refers to this arrangement as its hosted license model. Other customers of the Company’s hosting and application management services license its software on a monthly subscription basis. The Company refers to this arrangement as its hosted subscription model. Each of these arrangements is offered on an authorized-user or enterprise basis.

•	Application Service Provider Model. The Company provides Concur Expense as a service over the Internet under its ASP model, together with related value-added services, primarily to mid-size companies (100 to 3,000 employees) that want a pre-configured solution provided on an outsourced basis. The Company offers the ASP model of Concur Expense on a per-user subscription basis.

     The Company offers its products through a direct sales organization as well as through indirect channels.

Unaudited Interim Financial Information

     The financial information as of March 31, 2003, and for the three and six months ended March 31, 2003 and 2002, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2002, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year.

     The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

     The Company derives its revenues from the license of its software products, the provision of its software products and services on a subscription basis under its large-market hosted and ASP delivery models, and the provision of software maintenance services, consulting services, and training services.

     Revenues resulting from license fees are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable, and vendor-specific objective evidence of fair value exists for any undelivered products or services (“elements”) of the arrangement. The Company’s software license contracts include a standard software performance warranty provision. The Company accounts for potential warranty claims in accordance with the guidance prescribed by the Financial Accounting Standards Board (“FASB”) in its Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. To date, the Company has experienced minimal warranty claims. The Company’s standard software license contracts do not include contingencies such as rights of return or conditions of acceptance.

     In arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple-element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), consulting, or hosting services. Vendor-specific objective evidence is based on the price charged when sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction.

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

     In software arrangements where the Company provides hosting services in combination with licensed software products, the company follows EITF 00-3, which states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for the customer to either run the software on its own hardware, or contract with another party unrelated to the vendor to host the software. The Company’s hosted license arrangements typically meet these criteria. Accordingly, the Company accounts for the corresponding license of its software products as described above for multiple-element software license arrangements. If the arrangement does not meet the criteria of EITF 00-3, all revenues under the arrangement are recognized in accordance with SAB 101 over the expected lives of the customer relationships, which range from two to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

     Subscription revenues include the monthly fees for services provided under the Company’s ASP and large-market hosted delivery models, as well as the associated set-up revenues. The set-up fees related to ASP services, hosted subscription services, and related value-added services, as well as associated direct and incremental costs, such as labor and commissions, are deferred and recognized over the expected lives of the customer relationships, which are typically two to five years based on the particular service offering. When a subscription service offering has been commercially available for only a short period of time, the contractual lives of the related agreements are used to approximate the expected lives of the customer relationships. The Company will continue to evaluate and adjust these amortization periods as it gains more experience with customer contract renewals and contract cancellations. Based on that experience, it is possible that in the future the period over which such set-up fees are amortized will be extended. The set-up fees related to hosted license services, as well as associated direct and incremental costs, such as labor and commissions, are deferred and recognized in full upon commencement of such hosting services. Subscription set-up fees, net of set-up costs and other amounts that are billed in excess of the amounts currently recognizable, are recorded as deferred revenue. Subscription usage fees are recognized monthly as the service is provided to the customer.

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

Stock-Based Compensation

     The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stock option and employee stock purchase programs. The Company accounts for all its employee stock-based compensation arrangements under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under this method, no stock-based employee compensation cost has been reflected in the Company’s net income for the three and six months ended March 31, 2003 and 2002, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

     SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) requires companies that continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for stock-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The estimated fair value of the stock purchases under the employee stock purchase plan is amortized over the related purchase periods, ranging from 6 to 24 months. The following table illustrates the effect on net loss and loss per share if the Company had accounted for its stock option and employee stock purchase plans under the fair value method of accounting of SFAS 123, as amended (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net loss as reported	$(429)	$(2,920)	$(442)	$(7,159)
Stock-based compensation expense, as reported	—	—	—	—
Pro forma compensation expense under SFAS 123	(582)	921	(639)	(487)

Pro forma net loss	$(1,011)	$(1,999)	$(1,081)	$(7,646)

Basic and diluted loss per share as reported	$(0.01)	$(0.11)	$(0.01)	$(0.27)

Pro forma basic and diluted loss per share	$(0.03)	$(0.08)	$(0.04)	$(0.30)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

     The Company has estimated the fair value of its options, including employee stock purchase plan shares, using the Black-Scholes option valuation model, which is one of several methods that can be used to estimate option values. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect this estimate, management believes the Black-Scholes model alone does not necessarily provide a reliable measure of the fair value of Concur’s employee stock options and stock purchase plan shares. The fair value of options granted and employee stock purchase plan shares were estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,

Employee and Director Stock Option Plans	2003	2002	2003	2002

Expected life from vest date (in years)	2.00	2.00	2.00	2.00
Risk-free interest rate	2.61%	3.90%	2.58%	3.90%
Volatility	0.85	0.96	0.85	0.96
Dividend yield	—	—	—	—
Weighted average fair value	$2.60	$1.85	$1.29	$0.73

	Three Months Ended March 31,		Six Months Ended March 31,

Employee Stock Purchase Plan	2003	2002	2003	2002

Expected life from vest date (in years)	1.49	1.04	1.49	1.04
Risk-free interest rate	2.46%	2.70%	2.46%	2.70%
Volatility	1.05	1.10	1.05	1.10
Dividend yield	—	—	—	—
Weighted average fair value	$0.77	$0.47	$0.77	$0.47

Impairment of Long-Lived Assets

     The Company tests goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. The Company has determined that it has only one reporting unit. Goodwill is tested for impairment annually in a two-step process. First, the Company determines if the carrying value of the reporting unit exceeds its fair value, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. The Company performed its initial test for impairment as of October 1, 2002, the date of adoption of SFAS 142, and its required annual test, which it performed on March 1, 2003, and determined that goodwill was not impaired.

     The Company accounts for the impairment of long-lived assets other than goodwill in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long-lived assets, including intangible assets other than goodwill, which it considers to be impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Liquidity

     The Company continues to incur losses from operating results and had total stockholders’ equity of $21.5 million at March 31, 2003, including an accumulated deficit of $213.2 million. As a result of its significant product development, customer support, and sales and marketing efforts, the Company has required substantial working capital to fund its operations. To date, equity offerings have been the Company’s principal external source of liquidity. The Company’s most recent equity offering was in March 2000. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and anticipated capital expenditures for at least the next 12 months. Any significant failure to achieve the current operating plan could have a material adverse impact on the Company’s business, financial position, liquidity, or results of operations and could require the Company to reduce expenditures or seek additional debt or equity financing to enable it to continue operations through at least the next 12 months. If no such debt or equity financing were available, management believes that it would be able to reduce expenditures sufficiently to sustain operations for at least the next 12 months.

Net Loss Per Share

     Basic and diluted net loss per share is calculated using the weighted-average number of shares of common stock outstanding. Shares relating to the acquisition of Captura Software, Inc. (“Captura”) have been included in the computation of weighted average shares outstanding for the three and six months ended March 31, 2003. Other common stock equivalents, including preferred stock, stock options, and warrants, if any, are excluded from the computation in all periods, as their effect is anti-dilutive.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on the Company’s financial statements. The Company has used estimates in determining certain provisions, including allowances for doubtful accounts and sales returns, useful lives of property and equipment, valuation and useful lives of intangible assets, valuation of deferred revenues acquired from Captura, expected lives of customer relationships, and tax reserves.

Reclassification

     Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted SFAS 142 beginning October 1, 2002. The adoption of SFAS 142 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted SFAS 143 on October 1, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS 144, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”), and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, SFAS 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also supersedes the provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the statement of operations. The Company adopted SFAS 144 on October 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities (“SFAS 146”). SFAS 146 revises the accounting for exit and disposal activities as prescribed by the consensus reached in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, SFAS 146 requires exit or disposal costs be recorded when they are “incurred” and can be measured at fair value. The provisions of SFAS 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 effective January 1, 2003.

     In November 2002, the EITF published its consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is still evaluating the effect, if any, that the application of the consensus reached in EITF 00-21 may have on its consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. In addition, FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no contractual relationship or other business relationship with a variable interest entity; therefore, the adoption of FIN 46 is not anticipated to have any effect on its consolidated financial position or results of operations.

NOTE 2.     ACQUISITION OF CAPTURA SOFTWARE, INC.

     On July 31, 2002, the Company announced and completed its acquisition of Captura (the “Acquisition”). Concur accounted for the Acquisition under the purchase method of accounting, in accordance with SFAS 141. Results of Captura’s operations are included in the combined enterprise’s statement of operations beginning August 1, 2002. On December 16, 2002, the Company entered into an amendment to the agreement governing the Acquisition, which memorialized the resolution of all outstanding post-closing contingencies and escrow items with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

respect to the consideration under such agreement. The total consideration in the Acquisition was 4,695,304 shares of Concur’s common stock, representing approximately 15.2% ownership of the combined enterprise as of December 16, 2002. The final shares issuable in December 2002 were valued as of that date, resulting in an increase in stockholders’ equity of $1.9 million. The increase in equity related to such shares, which was offset by the reduction of the cash consideration payable under the escrow agreement, resulted in an increase in goodwill of $0.8 million.

     During the quarter ended March 31, 2003, in accordance with SFAS 141, certain adjustments related to determining fair values of the assets and liabilities acquired and totaling approximately $0.3 million were recorded to increase goodwill. These adjustments were primarily the result of greater than anticipated collections of acquired accounts receivable, and higher than anticipated acquired liabilities.

     The adjusted purchase consideration and preliminary purchase price allocation is as follows:

(in millions)	Balance at March 31, 2003

Purchase Consideration
4,695,304 shares of Concur’s common stock issued	$10.9
Transaction costs	0.6

$11.5
Purchase Price Allocation
Cash and cash equivalents	$1.3
Accounts receivable	3.4
Prepaid expenses and other current assets	0.8
Property and equipment	0.4
Deposits and other assets	0.3
In-process research and development	1.3
Acquired customer base intangible	5.7
Accounts payable	(1.6)
Accrued payroll and benefits	(0.4)
Deferred revenue	(1.8)
Debt obligations	(1.2)

$8.2

Goodwill Relating to Acquisition	$3.3

     The purchase price allocation set forth above is subject to additional adjustments related to the ultimate determination of the fair values of any acquired assets, liabilities and transaction costs. All such adjustments identified during the allocation period, expected to expire on July 31, 2003, would change the carrying amount of the goodwill generated as a result of the Acquisition. As of March 31, 2003, the remaining unpaid balance of acquired liabilities and transaction costs totaled approximately $0.4 million.

     The expected life of the acquired customer base intangible was assumed to be approximately five years, which is consistent with the expected cash flows from the customer contracts, and therefore the Company is amortizing this intangible over a five year period. In accordance with SFAS 142, goodwill will not be amortizatized, but will instead be tested for impairment annually (see Note 1).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

     The following table summarizes the timing and amounts of amortization of the acquired customer base intangible asset:

(in thousands)	Acquired Customer Base Intangible Asset

As of March 31, 2003
Gross carrying amount	$5,700
Accumulated amortization	(760)
Aggregate amortization expense
Six months ended March 31, 2003	$570
Estimated amortization expense
Remainder of fiscal 2003	$570
Fiscal 2004	1,140
Fiscal 2005	1,140
Fiscal 2006	1,140
Fiscal 2007	950

NOTE 3.     STOCK REPURCHASE PROGRAM

     In January 2003, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding stock over a two-year period. Stock purchases under the stock repurchase program are expected to be made from time to time in the open market based on market conditions. Purchases will be made at the then-current market prices, and repurchased shares will be retired. No purchases had been made as of March 31, 2003.

NOTE 4.     CONTINGENCIES

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

Product Warranty and Indemnification Obligations

     The Company provides its software products and related services to its customers under sales contracts, which usually include a limited warranty regarding product and service performance and a limited indemnification of customers against losses, expenses, and liabilities from damages that may be awarded against customers in the event the Company’s software or services are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The contracts generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time- and geography-based scope limitations and a right for the Company to replace an infringing product. The Company also enters into similar limited indemnification terms in agreements with certain strategic business partners and vendors. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. To date, the Company has experienced minimal warranty claims and has not had to reimburse any of its customers for any losses related to the limited indemnification described above.

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

     Our software products and services are designed to meet the needs of businesses of all sizes worldwide. Our solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives through flexible delivery models, including our license, large-market hosted, and application service provider (“ASP”) models. We offer our products on a license basis, which we primarily market to large companies (more than 3,000 employees) that want a highly configurable solution that is managed in-house and delivered over a corporate intranet. We also offer our products on a hosted license and hosted subscription basis, which we primarily market to large companies that want a highly configurable solution provided on an outsourced basis. We further offer our Concur Expense product on an ASP basis, which we primarily market to mid-size companies (100 to 3,000 employees) that want a standardized solution provided on an outsourced basis over the Internet. We market our products through a direct sales organization as well as through indirect channels.

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

     In October 1999, we began offering Concur Expense as a service on an ASP basis. In December 1999, we introduced additional outsourced offerings under our large-market hosted models.

     In July 2002, we completed our acquisition of Captura Software, Inc. (“Captura”). Prior to the acquisition, Captura was a privately-held corporation that provided hosted Corporate Expense Management solutions under license, hosted license, and hosted subscription models. Following the acquisition, Captura’s operations were consolidated into our operations at our headquarters in Redmond, Washington. Our integration plan included eliminating redundancies in personnel, equipment, and services to reduce costs for the combined operation.

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

     We derive our revenues from the license of our software products, the provision of our software products on a subscription basis under our large-market hosted and ASP delivery models, and the provision of software maintenance services, consulting services, and training services.

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

     In arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of their fair value and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple-element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), consulting, or hosting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction. We are required to exercise judgments in deciding how to interpret the evidence of fair value to determine the fair value to allocate to a given element, and in determining whether an established price is likely to change prior to separate market introduction. These judgments may materially affect the timing of our revenue recognition and results of operations.

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

     Subscription revenues include the monthly fees for services provided under our ASP and large-market hosted delivery models, as well as the associated set-up revenues. The set-up fees related to ASP services and hosted subscription services, as well as costs incurred directly for this one-time set-up, such as labor and commissions, are deferred and recognized over the expected lives of the customer relationships, which range from two to five years, based on the particular service offering. When a subscription service offering has been commercially available for only a short period of time, the contractual lives of the related agreements approximate the expected lives of the customer relationships. We will continue to evaluate and adjust these amortization periods as we gain more experience with customer contract renewals and contract cancellations. It is possible, based on that experience, that in the future we will extend the periods over which we amortize such set-up fees, and therefore, such changes in estimates may affect our results of operations. Set-up fees related to hosted license services, as well as costs incurred directly for the one-time set-up, such as labor and commissions, are deferred and then recognized in full upon commencement of such hosting services. Set-up fees, net of set-up costs and other amounts that are billed to our customers in excess of the amounts currently recognizable, are recorded as deferred revenue on our balance sheet. We recognize subscription usage fees monthly as the service is provided to the customer.

     Service revenues consist of fees from software maintenance agreements and consulting services. Maintenance agreements provide for technical support and include the right to receive unspecified upgrades and enhancements to our software products on a when-and-if available basis. Fees received in advance for maintenance agreements are recorded as deferred revenue on the balance sheet, and recognized ratably over the lives of the related agreements, which are typically one year. Consulting services consist of initial systems implementation and integration of our software products, implementation and integration of upgrades and enhancements to our software products, and other services, such as planning, data conversion, training, and documentation of procedures. Our consulting services are primarily performed on a time-and-materials basis. When we sell our software and consulting services together, we evaluate the consulting services to determine whether they are essential to the functionality of the software. In our judgment, our services typically are not essential to the functionality of the software; therefore, we recognize license revenues as described above, and we recognize consulting service revenues as the services are performed. Accordingly, our judgment as to whether services are essential to the functionality of licensed software, may materially affect the timing of our revenues and our results of operations. In some instances, we have sold our consulting services under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis. In addition, we maintain estimated allowances on consulting revenues based on historical collection experience.

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

     Allowances for Doubtful Accounts and Sales Returns.     We make judgments as to our ability to collect outstanding receivables and provide allowances (included in general and administrative expenses) for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of significant outstanding invoices. For those invoices not specifically reviewed, provisions are made based on an analysis of our historical collection experience and current economic trends. If the data used to estimate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected.

     We also record a provision for estimated sales returns and allowances on product- and service-related sales in the same period the related revenues are recorded in accordance with Statement of Financial Accounting Standards No. 48. These estimates are based on historical sales returns, analysis of credits granted, and other known factors. If the data used to estimate the provision for sales returns and allowances does not properly reflect future sales returns, then a change in the allowances would be made in the period in which such a determination is made, and revenues in that period could be affected.

     Valuation of Intangible Assets.     Our acquisition of Captura resulted in the recording of $3.3 million in goodwill, which represents the excess of the purchase price over the sum of the fair value of net assets acquired, $1.3 million in acquired in-process research and development, and the acquired customer base intangible of $5.7 million. We engaged a third party appraiser to perform the valuation of the in-process research and development and intangible assets we acquired.

     The value of the acquired customer base intangible was based on all Captura customer contracts signed as of September 30, 2002, ranging in term from 2 to 5 years, and having an average remaining term of 2 years. Due to Captura’s limited historical experience, most of the acquired contracts were assumed to renew for one 3-year term. Therefore, the average expected remaining life of all acquired contracts was estimated to be 5 years. The future cash flows provided by these contracts are almost entirely subscription based, and as a result, will generate an equal and ratable stream of monthly cash flows. In the valuation process, an income-based approach, commonly referred to as the excess-earnings method, was used to estimate the value of the acquired customer base. The excess-earnings method captures the value of an intangible asset by discounting to present value the earnings generated by the asset that remain after deduction of a return on other contributory assets. These other assets normally include working capital, fixed assets, and other intangible assets. Based on the excess-earnings method, the estimated value of the acquired Captura customer base was $5.7 million. The valuation of these items may materially differ from our estimates under different assumptions or conditions, which would affect our financial position and operating results.

     Impairment of Goodwill and Certain Other Intangible Assets.      Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. We have determined that we have only one reporting unit, and that our goodwill is not impared. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002

Selected Financial Data

     The following table sets forth financial data derived from our unaudited statements of operations, as a percentage of total revenues, for the periods indicated. The operating results for the three and six months ended March 31, 2003 and 2002, are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Revenues:
License	9.0%	25.3%	14.1%	23.1%
Subscription	39.7	20.5	36.6	20.0
Service	51.3	54.2	49.3	56.9

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License	0.7	1.0	1.0	1.0
Subscription	20.6	22.1	20.7	22.7
Service	21.6	26.2	21.3	27.8

Total cost of revenues	42.9	49.3	43.0	51.5

Gross Profit	57.1	50.7	57.0	48.5
Operating expenses:
Sales and marketing	26.2	36.7	26.2	39.6
Research and development	19.4	26.1	18.9	25.3
General and administrative	12.8	15.0	11.7	17.9
Amortization of intangible assets	2.1	—	2.0	—

Total operating expenses	60.5	77.8	58.8	82.8

Loss from operations	(3.4)	(27.2)	(1.8)	(34.3)
Interest income	0.3	0.8	0.4	1.1
Interest expense	(0.2)	(0.5)	(0.3)	(0.6)
Other expense, net	0.2	(0.1)	0.1	(0.0)

Net loss	(3.1)%	(26.9)%	(1.6)%	(33.8)%

Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2003	2002	Change	2003	2002	Change

License	$1,244	$2,741	(54.6)%	$4,010	$4,898	(18.1)%
Subscription	5,486	2,224	146.7%	10,388	4,226	145.8%
Service	7,080	5,872	20.6%	14,008	12,059	16.2%

Total revenues	$13,810	$10,837	27.4%	$28,406	$21,183	34.1%

     We derive our revenues from the license of our software products, the provision of our software products on a subscription basis under our hosted license, hosted subscription, and ASP delivery models, and the provision of software maintenance services, consulting services, and training services.

     License Revenues.      License revenues consist of software license fees. The decrease in license revenues for the three and six months ended March 31, 2003, as compared to the corresponding periods of the prior year, was primarily attributable to customers delaying or limiting their technology capital spending as a result of continued weak economic conditions, which were exacerbated by the general uncertainty created by the unstable geopolitical environment. These weakened economic conditions have resulted in more customers restricting their total capital expenditures including software purchases, including a decline in purchases to accommodate future customer growth. Because of the volatility in sales of licensed products, the related revenues are more difficult to predict and are therefore subject to greater volatility on a quarter over quarter basis.

     Subscription Revenues.      Subscription revenues consist of monthly fees paid for the use of our services under our ASP and large-market hosted delivery models, together with related value-added services, as well as the amortization of one-time set-up fees in connection with those services. Large-market hosted revenues contributed approximately 75% of the absolute dollar increase in subscription revenues for both of the three and six months ended March 31, 2003, compared to the same periods in the prior year. The acquisition of Captura in July 2002 accounted for the majority of the increases. The remaining increase in subscription revenues was attributable to growth in ASP revenues resulting from our larger customer base for ASP services in fiscal 2003 compared to fiscal 2002.

     We have a strategic relationship with ADP, under which ADP markets our ASP services to its existing customers and to potential new customers. Sales through this channel commenced in the September quarter of fiscal 2000. In July 2002, we amended our agreement with ADP to transfer to ADP the majority of the business risks associated with any new customers signed through this channel. As a result, we are recording ASP revenues from these new unit sales on a net basis. The majority of new unit sales of ASP services during fiscal 2002 and 2003 occurred through ADP. We expect subscription revenues to continue to grow in fiscal 2003 as a result of the continued development of our existing strategic relationships, the addition of new strategic relationships, the full-year impact of the Captura acquisition, and growing demand for hosting services delivered to the large market.

     Service Revenues.      Service revenues consist of fees for maintenance, consulting services, and training. Maintenance fees are typically billed annually and amortized over the period of the contract. Maintenance revenues are affected by the amount of license revenues from new customers and the retention rate for annual support contracts of existing customers. Growth in maintenance revenues contributed approximately 50% and 60% of the absolute dollar increase in total service revenues for the three and six months ended March 31, 2003, respectively, compared to the same periods in the prior year. This growth reflects an increase in our overall installed customer base compared to the prior year, and high retention rates of existing customers. Growth in consulting and training revenues, including implementations of our software for new customers and implementation of upgrades and enhancements to our software for existing customers, was responsible for the remainder of the increase in total service revenues for the three and six months ended March 31, 2003 over the prior year. We expect future service revenues to fluctuate based on new sales of our products and services and the related consulting and maintenance services provided, as well as the demand for upgrades and enhancements to our products.

     International Revenues.     We market our software and services through our direct sales organization in the United States, the United Kingdom, and Australia, and through strategic referral and reseller arrangements in the United States and international markets. Revenues from licenses and services to customers outside the United States were $2.1 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively, and $3.8 million and $1.5 million for the six months ended March 31, 2003 and 2002, respectively. Historically, as a result of the relatively small amount of our international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. As our products and services become more widely accepted in international markets, we expect international revenues to continue to grow, both in total dollars and as a percentage of total revenues.

Cost of Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2003	2002	Change	2003	2002	Change

Cost of license revenues	$100	$112	(10.7)%	$274	$223	22.9%
Percentage of license revenues	8.0%	4.1%		6.8%	4.6%
Cost of subscription revenues	$2,848	$2,399	18.7%	$5,866	$4,799	22.2%
Percentage of subscription revenues	51.9%	107.9%		56.5%	113.6%
Cost of service revenues	$2,984	$2,836	5.2%	$6,057	$5,892	2.8%
Percentage of service revenues	42.1%	48.3%		43.2%	48.9%

Total cost of revenues	$5,932	$5,347	10.9%	$12,197	$10,914	11.8%
Percentage of total revenues	42.9%	49.3%		43.0%	51.5%

     Cost of Subscription Revenues.      Cost of subscription revenues consists primarily of salaries and related expenses, server and storage fees, telecommunication charges, strategic referral and reseller fees, and amortization of deferred set-up costs. The cost of subscription revenues increased for the three and six months ended March 31, 2003 compared to the corresponding periods in the prior year primarily due to increased infrastructure costs, such as telecommunication and server storage fees, resulting from the addition of the Captura customer base. The cost of subscription revenues as a percentage of subscription revenues decreased for the three and six months ended March 31, 2003 compared to the same period in the prior year, primarily due to the low incremental cost incurred to host each new customer, including the acquired Captura customer base. We expect our quarterly total cost of subscription revenues to remain relatively consistent throughout the remainder of fiscal 2003.

     Cost of Service Revenues.     Cost of service revenues is comprised primarily of the salaries and related expenses (including travel and entertainment expenses) associated with employees and contractors who provide maintenance, consulting services, and product training. The modest increase in cost of service revenues for the three and six months ended March 31, 2003 compared to the same periods in the prior year was comprised of salaries and related expenses representing approximately 200% and 275% of the absolute dollar increase. These increases were offset in part by reductions in overhead costs, such as depreciation and facilities, representing approximately 115% and 190%, respectively. Cost of service revenues, both in absolute dollars and as a percentage of service revenues, may vary between periods due to changes in the level and mix of services provided.

Operating Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2003	2002	Change	2003	2002	Change

Sales and marketing	$3,620	$3,981	(9.1)%	$7,427	$8,383	(11.4)%
Percentage of total revenues	26.2%	36.7%		26.2%	39.6%
Research and development	$2,674	$2,829	(5.5)%	$5,381	$5,364	0.3%
Percentage of total revenues	19.4%	26.1%		18.9%	25.3%
General and administrative	$1,774	$1,624	9.2%	$3,328	$3,791	(12.2)%
Percentage of total revenues	12.8%	15.0%		11.7%	17.9%
Amortization of intangible assets	$285	$—	—	$570	$—	—
Percentage of total revenues	2.1%	—		2.0%	—

Total operating expenses	$8,353	$8,434	(1.0)%	$16,706	$17,538	(4.7)%
Percentage of total revenues	60.5%	77.8%		58.8%	82.8%

     Sales and Marketing.      Sales and marketing expenses consist primarily of salaries and related expenses (including sales commissions and travel and entertainment expenses), overhead costs for our sales and marketing personnel, and, to a lesser extent, costs of advertising, trade shows, and other promotional activities. The decrease in sales and marketing expenses in the three and six months ended March 31, 2003 compared to the corresponding periods in the prior year was primarily due to measures taken to increase our direct sales force’s productivity and an increase in the productivity of our indirect channel sales, all resulting in a decrease in salaries and related expenses. Reductions in sales and marketing salaries and related expenses and overhead costs accounted for approximately 85% and 80% of the decrease for the first three and six months of fiscal 2003, respectively. The remainder of this decrease was attributable to reductions in advertising and other promotional activities. We expect total sales and marketing expenses as a percentage of total revenues to decrease in fiscal 2003, compared to fiscal 2002, as a result of a greater portion of new unit sales being generated through our strategic referral and reseller partners, as well as our continued efforts to increase productivity across the direct sales channel.

     Research and Development.     Research and development expenses consist primarily of salaries and related expenses as well as overhead costs associated with employees and contractors utilized in software engineering, program management, and quality assurance. The decrease in research and development expenses in the three months ended March 31, 2003 from the prior year corresponding period was due to reductions in overhead costs. In the six months ended March 31, 2003, expenses remained flat compared to the same period in fiscal 2002. This is attributed to an increase during the first quarter of fiscal 2003 in the number of employees utilized in software engineering, program management, and quality assurance, as a result of our acquisition of Captura, which was offset in its entirety by the reductions in overhead costs during the second quarter of fiscal 2003 as indicated above. In fiscal 2003, we expect our total research and development costs to increase modestly compared to fiscal 2002 as we continue to focus on product innovation and enhancement to enable us to extend our leadership position in Corporate Expense Management software and services.

     In the development of our new products and enhancements of existing products, technological feasibility of the software is not established until substantially all product development is complete. Historically, software development costs eligible for capitalization have been insignificant, and all costs related to research and development have been expensed as incurred.

     General and Administrative.     General and administrative expenses consist primarily of salaries and related expenses as well as overhead costs associated with employees and contractors in finance, human resources, legal, information technology, and facilities, and to a lesser extent, the provision for bad debts. The increase in general and administrative expenses in the quarter ended March 31, 2003 compared to 2002 was primarily due to increased professional fees incurred in preparation for compliance with various requirements of the Sarbanes-Oxley Act of 2002. The decrease in expenses in the six months ended March 31, 2003 compared to 2002 was primarily attributable to our company-wide efforts to reduce costs, which included reductions in salaries and related expeses and overhead costs. These reductions accounted for 91% of the absolute dollar decrease. The remainder of this decrease was related to a reduction in the provision for bad debts, which was offset in its entirety by the increase in professional fees as noted above. In fiscal 2003, we expect total general and administrative expenses decrease slightly compared to fiscal 2002.

     Amortization of Intangible Assets.     Amortization of intangible assets in the three and six months ended March 31, 2003 represents amortization of the acquired customer base intangible asset in connection with our July 2002 acquisition of Captura. This intangible is being ratably amortized over five years, consistent with the expected cash flows from the underlying customer contracts.

Interest Income and Interest Expense

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2003	2002	Change	2003	2002	Change

Interest income	$54	$88	(38.6)%	$111	$230	(51.7)%
Interest expense	34	52	(34.6)%	78	122	(36.1)%

     Interest Income and Interest Expense.      The decrease in interest income in the three and six months ended March 31, 2003 compared to the corresponding periods in the prior year was due to the decreases in cash, cash equivalents and marketable securities upon which we earn interest, and, to a lesser extent, to lower interest rates earned on our investment portfolio. The decrease in interest expense in the three and six months ended March 31, 2003 compared to same periods in fiscal 2002 was due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes.

     No provision for federal and state income taxes has been recorded as we have experienced net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

     Our total assets were $38.9 million and $38.3 million at March 31, 2003 and September 30, 2002, respectively, representing an increase of $0.6 million, or 1.6%. This increase was primarily due to increased prepaid expenses and increased cash, cash equivalents, marketable securities, and restricted cash balances at March 31, 2003, partially offset by decreases in accounts receivable and property and equipment. Cash, cash equivalents, marketable securities, and restricted cash totaled $20.3 million as of March 31, 2003, compared to $17.0 million at September 30, 2002, representing an increase of $3.3 million, or 19.4%.

     Our accounts receivable balance, net of allowance for doubtful accounts of $417,000 and $681,000, was $6.7 million and $8.9 million as of March 31, 2003 and September 30, 2002, respectively, representing a decrease of $2.2 million, or 24.7%. Average days’ sales outstanding in accounts receivable was 43 days and 64 days for the quarters ended March 31, 2003 and September 30, 2002, respectively. This improvement in days sales outstanding was primarily the result of improved collections of outstanding accounts receivable as well as a full quarter of revenue recognized for Captura customers in the March quarter, as opposed to only two months of revenue recognized in the September quarter.

     Our total current liabilities were $15.6 million and $16.6 million at March 31, 2003 and September 30, 2002, respectively, representing an improvement of $1.0 million, or 6.0%. This improvement consisted primarily of a reduction in accounts payable and accrued liabilities balances at March 31, 2003. The improvement was largely offset by an increase in deferred revenues resulting from growth in subscription services, as well as license and maintenance revenues resulting from the continued growth of our installed license customer base.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily with sales of equity securities and, to a lesser degree, with long-term debt and equipment leases. Our sources of liquidity as of March 31, 2003 consisted principally of cash, cash equivalents, and marketable securities totaling $18.4 million.

     Our operating activities provided $4.2 million and used $6.2 million during the six months ended March 31, 2003 and 2002, respectively. For these periods, net cash from operating activities was primarily a result of normal, on-going operations.

     Our investing activities used $0.7 million and provided $0.2 million during the six months ended March 31, 2003 and 2002, respectively. Investing activities have consisted primarily of purchases of property and equipment, and purchases and related maturities of marketable securities. Property and equipment acquisitions were higher in the six months ended March 31, 2002, primarily due to our investment in the build-out of our hosting infrastructure. Net cash flows from purchases and related maturities of marketable securities during the six months ended March 31, 2003 have decreased by $1.1 million from the corresponding period in the prior year as a result of reductions in our invested cash balances.

     Our financing activities provided $0.1 million and used $0.5 million during the six months ended March 31, 2003 and 2002, respectively. The use of cash in financing activities in these periods was primarily the result of payments made on existing loans and capital leases, offset by the issuance of common stock in connection with our employee stock plans and by proceeds from borrowings under our equipment credit facility.

     In March 2002, we established a $1.0 million equipment credit facility with a bank. The loan and security agreement for this credit facility allowed for advances in the amount of actual equipment purchases made through December 2002, up to $1.0 million. Borrowings bear interest at the bank’s prime rate less 1.0%, and the loan matures in December 2004. As of March 31, 2003, the outstanding indebtedness under the loan was $631,000. There were no additional borrowings available under this credit facility as of March 31, 2003.

     On September 30, 2002, we amended the terms of the March 2002 loan and security agreement to add Captura as a borrower, and to include an additional term loan, the proceeds of which were used to refinance certain indebtedness owed by Captura to another creditor. The amount of the additional term loan as of March 31, 2003, was $311,000. This term loan bears interest at the bank’s prime rate, and matures in September 2004. There were no additional borrowings available under this additional term loan as of March 31, 2003.

     In December 2002, we financed our director’s and officer’s insurance policy renewal. Borrowings bear interest at 6.25% and mature in November 2003. As of March 31, 2003, the balance owed on this policy was $383,000.

     In January 2003, our Board of Directors authorized a stock repurchase program under which we may repurchase up to one million shares of our outstanding stock over a two-year period. Stock purchases under the stock repurchase program are expected to be made from time to time in the open market based on market conditions. Purchases will be made at the then-current market prices, and repurchased shares will be retired. No purchases had been made as of March 31, 2003.

     The following are contractual commitments associated with our debt, lease, facilities, and hosting obligations, as of March 31, 2003:

(in thousands)	Fiscal Year Ending September 30,
	2003	2004	2005	2006	2007	Total
Debt – principal and interest	$592	$675	$107	$—	$—	$1,374
Capital leases, interest and tax	171	18	—	—	—	189
Operating leases	800	1,481	953	—	—	3,234
Third party hosting arrangements	1,254	2,472	2,457	2,440	1,400	10,023

Total contractual commitments	$2,817	$4,646	$3,517	$2,440	$1,400	$14,820

     We believe that our cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In the future, we may seek additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, liquidity, financial condition, and operating results.

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

We Depend On Services Revenues; Services Revenues And Services Revenue Margins May Decline.

     Our services revenues represented 51.3% and 49.3% of total revenues for the three and six months ended March 31, 2003, respectively. We anticipate that services revenues will continue to represent a significant percentage of our total revenues. The level of services revenues depends largely upon demand for our consulting services and ongoing renewals of customer support contracts by our installed customer base. Our consulting revenues could decline if third-party organizations such as systems integrators compete with us for the installation or servicing of our products. In addition, our customer support contracts might not be renewed in the future. Our ability to increase services revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. Due to the increasing costs of operating a professional services organization, we may not be able to maintain our current margins in this part of our business.

We Depend On Subscription Revenues; Our Subscription-Based Delivery Models Have Limited Histories.

     In fiscal 2000, we began to offer our Concur Expense software as a subscription service under our Internet-based ASP model and our outsourced hosted license and hosted subscription models to complement our traditional licensing of this product. Since then, we have become increasingly reliant on revenues generated by our subscription-based delivery models. In addition, we recently acquired Captura, which offered its products primarily as a subscription service under similar hosted models. Our subscription revenues represented 39.7% and 36.6% of total revenues for the three and six months ended March 31, 2003, respectively. We expect this trend to continue, particularly in light of our acquisition of Captura. However, our subscription-based delivery models have been in operation for a limited period of time and represent a significant departure from the strategies we and other enterprise software vendors have traditionally employed. We have limited experience selling products or services under these delivery models, and our efforts to develop these models may divert our financial resources and management time and attention away from other aspects of our business. Even if our strategy of offering our products to customers under these models proves successful, some of those customers may be ones that otherwise might have bought our software and services through our traditional licensing arrangements, which is likely to reduce our revenue. Furthermore, our total subscription revenues exceeded our cost of subscription revenues for the first time in the quarter ended June 30, 2002. We cannot assure you that we will be able to maintain positive gross margins in our subscription-based models in future periods. In addition, Captura never achieved positive gross margins from its subscription-based models. To maintain positive margins for our subscription services, our subscription revenues will need to continue to grow more rapidly than the cost of such revenues. In light of our limited experience with providing subscription services and our reliance on strategic referral partners for marketing purposes, we cannot assure you that such revenue growth will continue at the rates we expect or at all. If our business for subscription services does not grow sufficiently, we could fail to meet expectations for our results of operations.

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

We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict.

     Our software license revenues represented 9.0% and 14.1% of total revenues for the three and six months ended March 31, 2003, respectively. Our licensed software products are typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. We find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. If our revenues fall below our own estimates or below the consensus analysts’ estimate in an upcoming quarter, our stock price could decline further, which could harm our business.

If We Do Not Successfully Integrate The Operations Of Captura In A Timely Manner, We May Not Achieve The Benefits We Expect From Our Acquisition Of Captura.

     We acquired Captura in July 2002. To complete a successful integration of Captura, we must be able to operate Concur and Captura as a single, combined enterprise utilizing common information and communication systems, operating procedures, financial controls and human resources practices. In addition, we must continue to integrate Captura’s product development operations, products and technologies with our own. We may encounter substantial difficulties, costs and delays involved in integrating Captura’s operations into our own, including:

•	the loss of key employees and diversion of the attention of management from other ongoing business concerns;

•	difficulties in coordinating different product development and engineering teams; and

•	perceived adverse changes in business focus.

     In addition, the near term effects of the acquisition may disrupt our current customer relationships and Captura’s ongoing customer relationships. Integration of Captura’s operations may take longer than expected, and we may be required to expend more resources on the integration than anticipated. The need to expend additional resources on integration may reduce the resources that would otherwise be spent on developing our products and technologies.

It Is Important For Us To Continue To Develop And Maintain Strategic Relationships.

     We depend on strategic referral relationships and reseller relationships to offer products and services to a larger customer base than we can reach through direct sales, telesales, and internal marketing efforts. For example, a majority of our new unit sales of ASP services in the quarter ended March 31, 2003 occurred through our relationship with ADP, Inc., one of our strategic partners. If we were unable to maintain our existing strategic referral or reseller relationships or enter into additional strategic referral or reseller relationships, we would have to devote substantially more resources to the distribution, sales, and marketing of our products and services. Our success depends in part on the ultimate success of our strategic referral and reseller partners and their ability to market our products and services successfully. Our existing strategic referral partners are not obligated to refer any potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

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

Our Business Is Difficult To Evaluate And We Have A History Of Losses.

     We incorporated in 1993 and began licensing our software products in 1995. Since 1993, our business model and operating plan have evolved significantly. Our evolving business model makes our business operations and prospects difficult to evaluate. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in this stage of business operations, particularly companies, such as ours, that are in new and rapidly evolving industries.

     Since 1993, we have spent substantial financial and other resources to develop our software products and services and otherwise fund our operations, and we expect to continue to do so to fund our investments in research and development and our other business operations. Our recent acquisition of Captura will require us to expend additional financial and other resources, including costs of integration of certain Captura employees. To date, we have incurred net losses in each quarter of operation. We incurred net losses totaling $12.3 million, $35.1 million, and $75.7 million in fiscal 2002, 2001, and 2000, respectively. As of March 31, 2003, we had an accumulated deficit of $213.2 million.

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

     Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter particularly because our products and services are relatively new and our prospects are uncertain. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	the evolving demand for our software products and services;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of execution of large contracts;

•	changes in mix of our products and services;

•	the mix of sales channels through which our products and services are sold;

•	costs of developing new products and enhancements; and

•	global economic and political conditions.

     In addition, due to the continuing slowdown in the general economy and general uncertainty of the current geopolitical environment, we believe that many existing and potential customers are reassessing or reducing their planned technology and Internet-related investments and deferring purchasing decisions. Further delays or reductions in business spending for technology could have a material adverse effect on our revenues and operating results. As a result, there is increased uncertainty with respect to our expected revenues.

Compliance With New Regulations Governing Public Company Corporate Governance And Reporting Is Uncertain And Likely To Be Expensive.

     Many new laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002, impose new obligations on public companies. Preparing for and implementing these reforms and enhanced new disclosures, requires us to incur significant additional accounting and legal costs. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

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

We Depend Significantly On Direct Sales.

     We sell our licensed products primarily through our direct sales force. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements. In the future, we intend to continue developing indirect distribution channels through third-party distribution arrangements, but we may not be successful in establishing and maintaining those arrangements, or they may not increase revenues. Furthermore, we plan to continue using resellers and strategic referral partners to market our products and services. We have limited experience utilizing resellers and referral partners to date. The failure to adequately expand indirect channels may place us at a competitive disadvantage.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our operating results, including interest earnings and expense, are not materially sensitive to changes in the general level of U.S. interest rates. Based on our investment portfolio and interest rates at March 31, 2003, an increase or decrease in interest rates of 100 basis points would result in a decrease or increase of approximately $6,000, respectively, in the fair value of our investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, such gains or losses would not be realized unless the investments are sold.

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

PART II.      OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on March 5, 2003, S. Steven Singh and Robert Finzi were re-elected as directors of Concur.

Shares voted:

S. Steven Singh	For: 20,084,271	Withheld: 593,437
Robert Finzi	For: 20,652,309	Withheld: 25,399

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as a part of this report:

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

99.01*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.02*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	These certifications accompany Concur’s quarterly report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of Concur under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: May 15, 2003	CONCUR TECHNOLOGIES, INC.

	By	/s/ JOHN F. ADAIR

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

	By	/s/ S. STEVEN SINGH

S. Steven Singh
President, Chief Executive Officer and Chairman of the Board

I, John F. Adair, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Concur Technologies, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Dated: May 15, 2003

	By	/s/ JOHN F. ADAIR

John F. Adair
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

99.01*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.02*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	These certifications accompany Concur’s quarterly report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of Concur under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.