Form 10-Q
period 2003-06-30
CONCUR TECHNOLOGIES INC
filed 2003-08-14
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

As of July 31, 2003, there were 32,040,609 shares of the Registrant’s Common Stock outstanding.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except share, per share, and footnote data)

(Unaudited)

	June 30, 2003	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$19,354	$13,746
Marketable securities	—	2,024
Accounts receivable (1), net of allowance for doubtful accounts of $417 and $681 at June 30, 2003 and September 30, 2002, respectively	8,104	8,918
Prepaid expenses and other current assets	1,895	1,299

Total current assets	29,353	25,987

Property and equipment, net	1,266	3,003
Restricted cash	1,950	1,250
Acquired customer base intangible asset, net of amortization	4,655	5,510
Goodwill	3,704	2,179
Deposits and other assets	128	339

Total assets	$41,056	$38,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$748	$2,817
Accrued payroll and benefits	1,638	1,361
Other accrued liabilities (2)	3,139	4,162
Current portion of long-term obligations	875	1,079
Current portion of deferred revenues	8,711	7,161

Total current liabilities	15,111	16,580

Long-term obligations, net of current	346	746
Deferred revenues, net of current portion	1,387	1,245

Stockholders’ equity:
Common stock, par value $0.001 per share:
Authorized shares – 60,000,000; Issued and outstanding shares –31,967,155 and 26,155,592 at June 30, 2003 and September 30, 2002, respectively	237,010	223,500
Common stock issuable – 4,160,410 shares at September 30, 2002	—	8,952
Accumulated deficit	(212,798)	(212,755)

Total stockholders’ equity	24,212	19,697

Total liabilities and stockholders’ equity	$41,056	$38,268

(1)	Includes amounts due from related parties of $326,000 and $226,000 at June 30, 2003 and September 30, 2002, respectively.
(2)	Includes amounts due to related parties of $0 and $145,000 at June 30, 2003 and September 30, 2002, respectively.

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share, and footnote data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	$2,543	$2,322	$6,533	$7,220
Subscription	5,491	2,501	15,879	6,727
Service	6,140	6,241	20,148	18,300

Total revenues (1)	14,174	11,064	42,580	32,247

Cost of revenues:
License	114	115	388	338
Subscription	2,596	2,299	8,462	7,098
Service	2,826	2,906	8,883	8,798

Total cost of revenues (2)	5,536	5,320	17,733	16,234

Gross profit	8,638	5,744	24,847	16,013

Operating expenses:
Sales and marketing	3,654	4,112	11,081	12,495
Research and development	2,627	2,649	8,008	8,013
General and administrative	1,750	1,417	5,078	5,208
Amortization of intangible assets	285	—	855	—

Total operating expenses	8,316	8,178	25,022	25,716

Income (loss) from operations	322	(2,434)	(175)	(9,703)

Interest income	55	80	165	310
Interest expense	(28)	(40)	(105)	(162)
Other income, net	50	10	72	12

Net income (loss)	$399	$(2,384)	$(43)	$(9,543)

Net income (loss) per share:
Basic	$0.01	$(0.09)	$0.00	$(0.36)
Diluted	$0.01	$(0.09)	$0.00	$(0.36)

Shares used in calculation of net income (loss) per share:
Basic	31,433	26,060	30,998	25,911
Diluted	35,630	26,060	30,998	25,911

(1)	Includes sales to related parties of $410,000 and $350,000 in the three months ended June 30, 2003 and 2002, and $849,000 and $1.3 million in the nine months ended June 30, 2003 and 2002, respectively.
(2)	Includes payments to related parties of $0 and $290,000 in the three months ended June 30, 2003 and 2002, and $386,000 and $789,000 in the nine months ended June 30, 2003 and 2002, respectively.

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2003	2002
Operating activities
Net loss	$(43)	$(9,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	855	—
Depreciation	2,372	4,517
Provision for doubtful accounts	(145)	(225)
Changes in operating assets and liabilities:
Accounts receivable	1,227	1,171
Prepaid expenses, deposits, and other assets	(505)	47
Accounts payable	(988)	(576)
Accrued liabilities	(805)	(3,970)
Deferred revenues	1,494	767

Net cash provided by (used in) operating activities	3,462	(7,812)

Investing activities
Purchases of property and equipment	(734)	(1,400)
Purchases of marketable securities	—	(3,948)
Maturities and sales of marketable securities	2,024	6,000
Increase in restricted cash balances	(700)	(413)
Payments of acquisition costs	(551)	—

Net cash provided by investing activities	39	239

Financing activities
Proceeds from issuance of common stock from exercise of stock options	2,451	71
Proceeds from issuance of common stock in connection with employee stock purchase plan	249	181
Proceeds from borrowings	915	722
Payments on borrowings and capital leases	(1,508)	(1,640)

Net cash provided by (used in) financing activities	2,107	(666)

Net increase (decrease) in cash and cash equivalents	5,608	(8,239)
Cash and cash equivalents at beginning of period	13,746	21,700

Cash and cash equivalents at end of period	$19,354	$13,461

Supplemental disclosure of cash flow information:
Cash paid for interest	$110	$156

Common stock issued in the acquisition of Captura Software, Inc.	$1,899	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

•	License Model. The Company licenses its software products primarily to large-market companies (companies with more than 3,000 employees) that want a highly configurable solution that is managed in-house and delivered over a corporate intranet. The Company generally offers licenses for its products either on an authorized-user basis, under which a customer is licensed to use products based on the number of user-licenses purchased, or on an enterprise basis, under which a customer is licensed to use products throughout its enterprise in exchange for license fees based on the number of employees in the enterprise.

•	Large-Market Hosted Models. The Company provides access to its software products and related value-added services as a highly configurable outsourced solution managed by the Company, primarily to large-market companies (companies with more than 3,000 employees) through its “hosted subscription” and “hosted license” delivery models. Under these models, the Company provides hosting and application management for its software products from its facilities or the facilities of third-party hosting vendors. Some customers of the Company’s hosting services purchase (or have previously purchased) an up-front license for the software, and pay a hosting set-up fee and recurring subscription fees for its hosting and application management services. The Company refers to this arrangement as its hosted license model. Other customers of the Company’s hosting services purchase the use of software and value-added services, maintenance, and hosting and application management services on a monthly subscription basis, in which case they pay a subscription set-up fee and recurring subscription fees for all of the above components. The Company refers to this arrangement as its hosted subscription model. The Company typically offers these models on an authorized-user or enterprise basis.

•	Application Service Provider Model. The Company provides access to its Concur Expense software and related value-added services as a pre-configured outsourced solution managed by the Company and delivered over the Internet, primarily to mid-size companies (companies with 50 to 3,000 employees). The Company refers to this arrangement as its ASP model. The Company offers the ASP model of Concur Expense on a per-user subscription basis.

The Company offers its products through a direct sales organization as well as through indirect channels.

Unaudited Interim Financial Information

The financial information as of June 30, 2003, and for the three and nine months ended June 30, 2003 and 2002, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2002, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Concur and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition Policy

The Company recognizes revenue in accordance with accounting standards for software and service companies including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), the SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”), and related interpretations, including AICPA Technical Practice Aids.

The Company derives its revenues from licensing its software products, the provision of its software products and services on a subscription basis under its large-market hosted and ASP delivery models, and the provision of software maintenance services, consulting services, and training services.

Revenues resulting from license fees are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable, and vendor-specific objective evidence of fair value exists for any undelivered products or services (“elements”) of the arrangement. The Company’s software license contracts include a standard software performance warranty provision. The Company accounts for potential warranty claims in accordance with the guidance prescribed by the Financial Accounting Standards Board (“FASB”) in its Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. To date, the Company has experienced minimal warranty claims. The Company’s standard software license contracts do not include contingencies such as rights of return or conditions of acceptance.

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

Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees is not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and the consulting fees are recognized under the percentage of completion method of contract accounting. If collection is not considered probable, revenue is recognized when the fee is collected. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period or nonstandard performance criteria are required, revenues are recognized upon the earlier of satisfaction of the acceptance/performance criteria or the expiration of the period, if applicable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subscription revenues include the monthly fees for services provided under the Company’s ASP and large-market hosted delivery models, as well as the associated set-up revenues. The set-up fees related to ASP services, hosted subscription services, and related value-added services, as well as associated direct and incremental costs, such as labor and commissions, are typically deferred and recognized over the expected lives of the customer relationships, which are typically two to five years based on the particular service offering. When a subscription service offering has been commercially available for only a short period of time, the contractual lives of the related agreements are used to approximate the expected lives of the customer relationships. The Company will continue to evaluate and adjust these amortization periods as it gains more experience with customer contract renewals and contract cancellations. Based on that experience, it is possible that in the future, the period over which such set-up fees are amortized will be extended. The set-up fees related to hosted license services, as well as associated direct and incremental costs, such as labor and commissions, are deferred and recognized in full upon commencement of such hosting services. Subscription set-up fees, net of set-up costs, and other amounts that are billed in excess of the amounts currently recognizable, are recorded as deferred revenue. Subscription usage fees are recognized monthly as the service is provided to the customer. In addition, the Company maintains estimated sales allowances on subscription revenues based on historical collection experience.

Service revenues result from maintenance agreements and consulting services. Maintenance agreements provide for technical support and include the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Revenues from maintenance agreements are recognized ratably over the lives of the related agreements, which are typically one year. Consulting services consist of system implementation and integration, planning, data conversion, training and development, and documentation of procedures. Consulting services are primarily performed on a time-and-materials basis. When software licenses and services are sold together, the Company evaluates the services to determine whether they are essential to the functionality of the software. The Company’s services are typically not considered essential to the functionality of the software and, therefore, revenues related to software licenses are typically recognized upon delivery of the software and revenues related to such services are recognized as the services are performed. In some instances, consulting services are performed under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis. In addition, the Company maintains estimated sales allowances on service revenues based on historical collection experience.

Portions of the Company’s revenues are derived from arrangements with strategic reseller partners. When the Company assumes a majority of the related business risks, such as performance and credit risk, these revenues are recorded on a gross basis, with the amounts paid to the strategic partners recognized as cost of sales. The Company’s assumption of such business risks is evidenced when, among other things, the Company takes responsibility for delivery of the product or service, establishes pricing of the arrangement, and is the primary obligor in the arrangement. When the strategic partner assumes a majority of the business risks associated with the performance of the contractual obligations, the associated revenues are recorded net of the amounts paid to the reseller partner.

Stock-Based Compensation

The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stock option and employee stock purchase programs. The Company accounts for all its employee stock-based compensation arrangements under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under this method, no stock-based employee compensation cost has been reflected in the Company’s net income (loss) for the three and nine months ended June 30, 2003 and 2002, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) requires companies that continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for stock-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The estimated fair value of the stock purchases under the employee stock purchase plan is amortized over the related purchase periods, ranging from 6 to 24 months. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock option and employee stock purchase plans under the fair value method of accounting of SFAS 123, as amended:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net income (loss) as reported	$399	$(2,384)	$(43)	$(9,543)
Stock-based compensation expense, as reported	—	—	—	—
Pro forma compensation expense under SFAS 123	(560)	(880)	(1,199)	(1,367)

Pro forma net loss	$(161)	$(3,264)	$(1,242)	$(10,910)

Basic net income (loss) per share:
As reported	$0.01	$(0.09)	$0.00	$(0.36)
Pro forma	$(0.01)	$(0.13)	$(0.04)	$(0.42)
Diluted net income (loss) per share:
As reported	$0.01	$(0.09)	$0.00	$(0.36)
Pro forma	$(0.01)	$(0.13)	$(0.04)	$(0.42)

The Company has estimated the fair value of its options, including employee stock purchase plan shares, using the Black-Scholes option valuation model, which is one of several methods that can be used to estimate option values. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Employee stock options have characteristics significantly different from those of traded options, and accordingly, changes in the subjective input assumptions can materially affect this estimate. The fair value of options granted and employee stock purchase plan shares issued by the Company were estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
Employee and Director Stock Option Plans	2003	2002	2003	2002
Expected life from vest date (in years)	2.00	2.00	2.00	2.00
Risk-free interest rate	2.61%	3.90%	2.59%	3.90%
Volatility	0.85	0.96	0.85	0.96
Dividend yield	—	—	—	—
Weighted average fair value	$3.63	$2.17	$1.43	$0.76

	Three Months Ended June 30,		Nine Months Ended June 30,
Employee Stock Purchase Plan	2003	2002	2003	2002
Expected life from vest date (in years)	1.49	1.04	1.49	1.04
Risk-free interest rate	2.41%	2.70%	2.41%	2.70%
Volatility	1.03	1.10	1.03	1.10
Dividend yield	—	—	—	—
Weighted average fair value	$0.91	$0.47	$0.91	$0.47

Impairment of Long-Lived Assets

The Company tests goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. The Company has determined that it has only one reporting unit. Goodwill is tested for impairment annually in a two-step process. First, the Company determines if the carrying value of the related reporting unit exceeds its fair value, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. The Company performed its initial test for impairment as of October 1, 2002, the date of adoption of SFAS 142, and the required annual test, as of March 1, 2003, and determined in each case that goodwill was not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Liquidity

The Company has incurred losses from operating results for much of its history and had total stockholders’ equity of $24.2 million at June 30, 2003, including an accumulated deficit of $212.8 million. As a result of its significant product development, customer support, and sales and marketing efforts, the Company has required substantial working capital to fund its operations. To date, equity offerings have been the Company’s principal external source of liquidity. The Company’s most recent equity offering was in March 2000. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and anticipated capital expenditures for at least the next 12 months. Any significant failure to achieve the current operating plan could have a material adverse impact on the Company’s business, financial position, liquidity, or results of operations and could require the Company to reduce expenditures or seek additional debt or equity financing to enable it to continue operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period, plus any dilutive effect of the weighted average number of shares shares subject to stock options and warrants during the period, using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net income (loss)	$399	$(2,384)	$(43)	$(9,543)

Weighted average shares of common stock outstanding (1)	31,433	26,060	30,998	25,911
Dilutive effect of employee stock options (2)	4,197	—	—	—
Dilutive effect of warrants (3)	—	—	—	—

Dilutive weighted average shares of common stock outstanding	35,630	26,060	30,998	25,911

Basic net income (loss) per share:	$0.01	$(0.09)	$0.00	$(0.36)
Diluted net income (loss) per share:	$0.01	$(0.09)	$0.00	$(0.36)

(1)	Shares relating to the acquisition of Captura Software, Inc. (“Captura”) have been included in the computation of weighted average shares outstanding for the three and nine months ended June 30, 2003.
(2)	Excludes the effect of 0.9 million and 3.8 million shares of common stock subject to outstanding options in the three months ended June 30, 2003 and 2002, and 5.3 million and 3.4 million shares of common stock subject to outstanding options in the nine months ended June 30, 2003 and 2002, respectively, as their effect is anti-dilutive.
(3)	Excludes the effect of 3.5 million and 4.6 million shares of common stock subject to outstanding warrants deemed outstanding for the three months ended June 30, 2003 and 2002, and 3.5 million and 4.6 million shares of common stock subject to outstanding warrants in the nine months ended June 30, 2003 and 2002, respectively, as their effect is anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on the Company’s financial statements. The Company has used estimates in determining certain provisions, including allowances for sales and doubtful accounts, product warranties, useful lives of property and equipment, valuation and useful lives of intangible assets, valuation of assets and liabilities acquired from Captura, valuation of deferred set-up costs, expected lives of customer relationships, and tax reserves.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. SFAS 142 is required to be adopted for fiscal years beginning after December 15, 2001; however, certain provisions of SFAS 142 must be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001, even if an entity has not adopted SFAS 142 in its entirety. These provisions of SFAS 142 applied to the Company’s intangibles acquired as a result of its acquisition of Captura on July 31, 2002. The Company adopted SFAS 142 in its entirety beginning October 1, 2002. The adoption of SFAS 142 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In August 2001, the FASB issued SFAS 144, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”), and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, SFAS 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also supersedes the provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the statement of operations. The Company adopted SFAS 144 on October 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 effective January 1, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. In addition, FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 will not have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective as of October 1, 2003. The adoption of SFAS 150 had no material impact on the Company’s financial position, results of operations or cash flows.

In July 2003, the EITF reached a consensus on EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. This Issue addresses the application of the provisions of SOP 97-2 to arrangements containing software and non-software deliverables. This Issue is expected to be applicable to transactions or arrangements entered into after the beginning of an entity’s next reporting period beginning after the Financial Accounting Standards Board’s ratification of the consensus. The Company is in the process of evaluating the impact of this Issue on the Company’s current revenue recognition policy. Currently, the Company defers and recognizes set-up fees related to hosted license services, as well as associated direct and incremental costs, such as labor and commissions, in full upon commencement of the hosting services. This Issue may require that the Company defer and recognize these set-up fees over the expected lives of the customer relationships, similar to the Company’s ASP services, hosted subscription services, and related value-added services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

NOTE 2. ACQUISITION OF CAPTURA SOFTWARE, INC.

On July 31, 2002, the Company announced and completed its acquisition of Captura (the “Acquisition”). Concur accounted for the Acquisition under the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Results of Captura’s operations are included in the combined enterprise’s statement of operations beginning August 1, 2002. On December 16, 2002, the Company entered into an amendment to the agreement governing the Acquisition, which memorialized the resolution of all outstanding post-closing contingencies and escrow items with respect to the consideration under such agreement. The total consideration in the Acquisition was 4,695,304 shares of Concur’s common stock, representing approximately 15.2% ownership of the combined enterprise as of December 16, 2002. The additional shares issuable in December 2002 were valued as of the date of the amendment, resulting in an increase in stockholders’ equity of $1.9 million. The amendment also eliminated all cash consideration otherwise payable in connection with the Acquisition, which caused a reduction of $1.1 million in accounts payable. The increase in equity, offset by the elimination of the cash consideration payable, resulted in an increase in goodwill related to the Acquisition of $0.8 million.

In addition, during the nine months ended June 30, 2003, certain adjustments related to determining the fair values of the assets and liabilities acquired were recorded during the allocation period to increase goodwill, and totaled approximately $0.7 million. These fair value adjustments were primarily the result of the identification and quantification of assets and liabilities that existed prior to the Acquisition. As of June 30, 2003, the remaining unpaid balance of acquired liabilities and transaction costs totaled approximately $0.7 million.

The adjusted purchase consideration and preliminary purchase price allocation is as follows:

(in millions, except share data)	Balance at June 30, 2003
Purchase Consideration
4,695,304 shares of Concur’s common stock issued	$10.9
Transaction costs	0.6

$11.5

Purchase Price Allocation
Cash and cash equivalents	$1.3
Accounts receivable	3.4
Prepaid expenses and other current assets	0.8
Property and equipment	0.4
Deposits and other assets	0.3
In-process research and development	1.3
Acquired customer base intangible	5.7
Accounts payable	(2.0)
Accrued payroll and benefits	(0.4)
Deferred revenue	(1.8)
Debt obligations	(1.2)

$7.8

Goodwill Relating to Acquisition	$3.7

The acquired customer base intangible has an expected life of five years, based on the expected cash flows from the customer contracts, and therefore the Company is amortizing this intangible over a five year period. In accordance with SFAS 142, goodwill will not be amortized, but will instead be tested for impairment annually (see Note 1).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table summarizes the timing and amounts of amortization of the acquired customer base intangible asset:

(in thousands)	Acquired Customer Base Intangible Asset
As of June 30, 2003
Gross carrying amount	$5,700
Accumulated amortization	(1,045)

Aggregate amortization expense
Nine months ended June 30, 2003	$855

Estimated amortization expense
Remainder of fiscal 2003	$285
Fiscal 2004	1,140
Fiscal 2005	1,140
Fiscal 2006	1,140
Fiscal 2007	950

NOTE 3. STOCKHOLDERS’ EQUITY

The following table sets forth the activity in our stockholders’ equity from September 30, 2002 through June 30, 2003:

	Common Stock Issued		Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at September 30, 2002	26,155,592	$223,500	$(212,755)	$10,745
Common stock issued in connection with acquisition of Captura Software, Inc. (issuable at September 30, 2002)	4,160,410	8,952	—	8,952
Common stock issued in connection with acquisition of Captura Software, Inc. (issuable at December 16, 2002)	534,894	1,858	—	1,858
Issuance of common stock in connection with employee stock purchase plan	310,133	249	—	249
Issuance of common stock from exercise of stock options	806,126	2,451	—	2,451
Net loss	—	—	(43)	(43)

Balance at June 30, 2003	31,967,155	$237,010	$(212,798)	$24,212

NOTE 4. STOCK REPURCHASE PROGRAM

In January 2003, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding stock over a two-year period. Stock purchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any purchases will be made at the then-current market prices, and repurchased shares will be retired. No purchases had been made as of June 30, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

NOTE 5. CONTINGENCIES

Litigation

In July 2001, the Company and several of its current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. The complaints generally allege claims against the underwriters of the Company’s initial public offering in December 1998, the Company, and several of its current and former executives, based on alleged errors and omissions concerning underwriting terms in the prospectus for the Company’s initial public offering. The plaintiffs in these lawsuits seek damages in unspecified amounts, which could be substantial. In April 2002, these lawsuits were consolidated. In October 2002, the court dismissed the individual defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. In February 2003, the presiding judge denied a motion to dismiss all claims. In July 2003, the Company decided to participate in a proposed settlement being negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although the Company believes that the plaintiffs’ claims have no merit, it has decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The Company does not believe that the proposed settlement will have any material adverse effect on its business, financial condition, or results of operations. The proposed settlement agreement would dispose of all remaining claims against the Company and the individual defendants without any admission of wrongdoing by the Company or the individual defendants. The proposed settlement is subject to final approval by the parties and the court. There is no guarantee that the parties or the court will approve the proposed settlement. Should the parties and the court fail to approve the proposed settlement, the Company would continue to defend itself vigorously.

Product Warranty and Indemnification Obligations

The Company provides its software products and related services to its customers under sales contracts, which usually include a limited warranty regarding product and service performance and a limited indemnification of customers against losses, expenses, and liabilities from damages that may be awarded against customers in the event the Company’s software or services are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The contracts generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time- and geography-based scope limitations and a right for the Company to replace an infringing product. The Company also enters into similar limited indemnification terms in agreements with certain strategic business partners and vendors. The Company accounts for potential warranty claims in accordance with the guidance in SFAS 5, and bases its estimates on historical experience. To date, the Company has experienced minimal warranty claims and has not had to reimburse any of its customers for any losses related to the limited indemnification described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. For example, statements throughout this section regarding our expected earnings, costs of revenues, operating expenses, cash flows and other future financial results are forward looking statements. You can identify forward-looking statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. These forward-looking statements involve substantial risks and uncertainties. Examples of such risks and uncertainties are described in this report under “Factors That May Affect Results Of Operations And Financial Condition” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any of such forward-looking statements.

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

Our software products and services are designed to meet the needs of businesses of all sizes worldwide. Our solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives through flexible delivery models, including our license, large-market hosted, and application service provider (“ASP”) models. We offer our products on a license basis, which we primarily market to large-market companies (more than 3,000 employees) that want a highly configurable solution that is managed in-house and delivered over a corporate intranet. We also provide access to our software products as an outsourced service primarily to large-market companies that want a highly configurable solution managed by us. We further offer our Concur Expense product on an ASP basis, which we primarily market to mid-size companies (50 to 3,000 employees) that want a pre-configured solution provided on an outsourced basis over the Internet. We market our products through a direct sales organization as well as through indirect channels.

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

We derive our revenues from licensing our software products, the provision of our software products on a subscription basis under our large-market hosted and ASP delivery models, and the provision of software maintenance services, consulting services, and training services.

We recognize license revenues when we obtain a signed contract from our customer, we have delivered the software, the amount of the transaction is fixed or determinable, collection is probable, and vendor-specific objective evidence of fair value exists for any undelivered products or services (“elements”) of the arrangement. Our software license contracts typically include an industry-standard software performance warranty, for which we provide a reserve based on historical experience. To date, we have experienced minimal warranty claims. Our software license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

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

Fees from licenses sold together with consulting services are generally recognized upon shipment of the software, provided that the above criteria are met, payment of the license fees are not dependent upon the performance of the services, and the consulting services are not essential to the functionality of the licensed software. If we determine the services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the services, both the software license and the consulting fees are recognized under the percentage of completion method of contract accounting. If collection is not considered probable, revenue is recognized when the fee is collected. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Accordingly, our judgments as to whether services should be considered essential to the functionality of licensed software, and the probability of collection and determinability of fees, may materially affect the timing of our revenues and results of operations. If a non-standard acceptance period or non-standard performance criteria are required, revenues are recognized upon the earlier of satisfaction of the acceptance/performance criteria or the expiration of the period, if applicable.

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

Subscription revenues include the monthly fees for services provided under our ASP and large-market hosted delivery models, as well as the associated set-up revenues. The set-up fees related to ASP services, hosted subscription services, and related value-added services, as well as associated direct and incremental costs, such as labor and commissions, are typically deferred and recognized over the expected lives of the customer relationships, which are typically two to five years based on the particular service offering. When a subscription service offering has been commercially available for only a short period of time, the contractual lives of the related agreements are used to approximate the expected lives of the customer relationships. We will continue to evaluate and adjust these amortization periods as we gain more experience with customer contract renewals and contract cancellations. Based on that experience, it is possible that in the future, the period over which such set-up fees are amortized will be extended, and therefore, such changes in estimates may affect our results of operations. The set-up fees related to hosted license services, as well as associated direct and incremental costs, such as labor and commissions, are deferred and recognized in full upon commencement of such hosting services. Subscription set-up fees, net of set-up costs, and other amounts that are billed in excess of the amounts currently recognizable, are recorded as deferred revenue. Subscription usage fees are recognized monthly as the service is provided to the customer. In addition, we maintain estimated sales allowances on subscription revenues based on historical collection experience.

Service revenues consist of fees from software maintenance agreements and consulting services. Maintenance agreements provide for technical support and include the right to receive unspecified upgrades and enhancements to our software products on a when-and-if available basis. Fees received in advance for maintenance agreements are recorded as deferred revenue on the balance sheet, and recognized ratably over the lives of the related agreements, which are typically one year. Consulting services consist of initial systems implementation and integration of our software products, implementation and integration of upgrades and enhancements to our software products, and other services, such as planning, data conversion, training, and documentation of procedures. Our consulting services are primarily performed on a time-and-materials basis. When we sell our software and consulting services together, we evaluate the consulting services to determine whether they are essential to the functionality of the software. In our judgment, our services typically are not essential to the functionality of the software; therefore, we recognize license revenues upon delivery of the software, and we recognize consulting service revenues as the services are performed. Accordingly, our judgment as to whether services are essential to the functionality of licensed software, may materially affect the timing of our revenues and our results of operations. In some instances, we have sold our consulting services under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis. In addition, we maintain estimated sales allowances on service revenues based on historical collection experience.

Portions of our revenues are generated from sales made through our reseller partners, such as ADP, Inc. (“ADP”) and Microsoft Business Solutions. Where we assume a majority of the business risks associated with performance of the contractual obligations, we record the associated revenues on a gross basis, with amounts paid to our reseller partners being recognized as cost of sales. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, we establish pricing of the arrangement, and we are the primary obligor in the arrangement. Where our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record associated revenues net of the amounts paid to our reseller partner. Therefore, our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and cost of revenues.

Allowances for Sales and Doubtful Accounts. We make judgments as to our ability to collect outstanding receivables and provide allowances for doubtful accounts (included in general and administrative expenses) for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of significant outstanding invoices. For those invoices not specifically reserved for, provisions are made based on an analysis of our historical collection experience and current economic trends. If the data used to estimate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected.

We also record an estimated provision for sales allowances to service- and subscription-related revenues in the same period the related revenues are recorded. These estimates are based on historical sales adjustments, analysis of credits granted, and other known factors. If the data used to estimate the provision for sales allowances does not properly reflect expected future sales adjustments, then a change in the allowances would be made in the period in which such a determination is made, and revenues in that period could be affected.

Valuation of Intangible Assets. Our acquisition of Captura resulted in the recording of $3.7 million in goodwill, which represents the excess of the purchase price over the sum of the fair value of net assets acquired, $1.3 million in acquired in-process research and development, and the acquired customer base intangible of $5.7 million. We engaged a third party appraiser to perform the valuation of the in-process research and development and intangible assets we acquired.

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

Impairment of Goodwill and Certain Other Intangible Assets. SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. We have determined that we have only one reporting unit. Goodwill is tested for impairment annually in a two-step process. First, the Company determines if the carrying value of the reporting unit exceeds its fair value, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the implied fair value of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. We performed our initial test for impairment as of October 1, 2002, the date of adoption of SFAS 142, and the required annual test, as of March 1, 2003, and determined in each case that goodwill was not impaired. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the goodwill assigned to each reporting unit. Significant judgments that are required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002

Selected Financial Data

The following table sets forth financial data derived from our unaudited statements of operations, as a percentage of total revenues, for the periods indicated. The operating results for the three and nine months ended June 30, 2003 and 2002, are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	18.0%	21.0%	15.4%	22.4%
Subscription	38.7	22.6	37.3	20.9
Service	43.3	56.4	47.3	56.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	0.8	1.0	0.9	1.0
Subscription	18.3	20.8	19.9	22.0
Service	20.0	26.3	20.9	27.3

Total cost of revenues	39.1	48.1	41.7	50.3

Gross profit	60.9	51.9	58.3	49.7

Operating expenses:
Sales and marketing	25.8	37.2	26.0	38.7
Research and development	18.5	23.9	18.8	24.9
General and administrative	12.4	12.8	11.9	16.2
Amortization of intangible assets	2.0	—	2.0	—

Total operating expenses	58.7	73.9	58.7	79.8

Income (loss) from operations	2.2	(22.0)	(0.4)	(30.1)

Interest income	0.4	0.7	0.4	1.0
Interest expense	(0.2)	(0.3)	(0.3)	(0.5)
Other income, net	0.4	0.1	0.2	0.0

Net income (loss)	2.8%	(21.5)%	(0.1)%	(29.6)%

Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2003	2002	Change	2003	2002	Change
License	$2,543	$2,322	9.5%	$6,553	$7,220	(9.2)%
Subscription	5,491	2,501	119.6%	15,879	6,727	136.0%
Service	6,140	6,241	(1.6)%	20,148	18,300	10.1%

Total revenues	$14,174	$11,064	28.1%	$42,580	$32,247	32.0%

We derive our revenues from licensing our software products, providing our software products on a subscription basis under our large-market hosted and ASP delivery models, and providing software maintenance services, consulting services, and training services.

License Revenues. License revenues consist of software license fees. We consider the increase in license revenues for the three months ended June 30, 2003, as compared to the corresponding period of the prior year, to be within the normal range of fluctuation between quarterly periods for license revenues. The decrease in license revenues for the nine months ended June 30, 2003, as compared to the corresponding period of the prior year, was primarily a result of customers delaying or limiting their technology capital spending as a result of continued weak economic conditions, which were exacerbated by the general uncertainty created by the unstable geopolitical environment, particularly in the quarter ended March 31, 2003. These weakened economic conditions caused more customers to restrict their total capital expenditures, including expenditures for software licenses. Because of the volatility in sales of licensed products, the related revenues are more difficult to predict and are therefore subject to greater volatility on a quarter over quarter basis.

Subscription Revenues. Subscription revenues consist of monthly fees paid for the our services provided under our ASP and large-market hosted delivery models, together with related value-added services and the amortization of one-time set-up fees in connection with those services. Large-market hosted revenues contributed approximately 80% and 75% of the absolute dollar increase in subscription revenues for the three and nine months ended June 30, 2003, respectively, compared to the same periods in the prior year. The acquisition of Captura in July 2002 accounted for the majority of the increases in large-market hosted revenues. The remaining increase in subscription revenues was attributable to growth in ASP revenues resulting from the growth in our customer base for ASP services in fiscal 2003 compared to fiscal 2002.

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

Service Revenues. Service revenues consist of fees for maintenance and consulting services. Maintenance revenues are affected by the amount of license revenues from new customers and the retention rate for annual support contracts of existing customers. Consulting revenues are affected by implementations of our software for new customers and implementation of upgrades and enhancements to our software for existing customers.

Service revenues declined by 1.6% in the three months ended June 30, 2003, but grew approximately 10.1% for the nine months ended June 30, 2003, as compared to the corresponding periods in the prior year. For the three and nine months ended June 30, 2003, maintenance fees comprised approximately 50% and 45%, respectively, of service revenues. Maintenance revenues have grown approximately 25% for both the three and nine months ended June 30, 2003, compared to the corresponding periods in the prior year. Revenues from consulting services remained consistent for the nine months ended June 30, 2003, and declined approximately 20% for the three months ended June 30, 2003, compared to the corresponding periods in the prior year. Such growth in maintenance revenues reflects an increase in our overall installed customer base compared to the prior year, and high retention rates of existing customers. In the three months ended June 30, 2003, the growth in maintenance revenues was offset by the decline in consulting revenues. This decline was due in part to reduced demand for consulting services in the June 2003 quarter, which stemmed from decreased license sales in the March 2003 quarter. In addition, this decline was due to the deferral of upgrade projects in the March and June 2003 quarters, pending the release of Concur Expense 7.0, which is expected early in the September quarter of this year. We expect future service revenues to fluctuate based on new sales of our products and services and the related consulting and maintenance services provided, as well as the demand for upgrades and enhancements to our products.

International Revenues. We market our software and services through our direct sales organization in the United States, the United Kingdom, and Australia, and through strategic referral and reseller arrangements in the United States and international markets. Revenues from licenses and services to customers outside the United States were $1.5 million and $0.9 million for the three months ended June 30, 2003 and 2002, respectively, and $5.3 million and $2.4 million for the nine months ended June 30, 2003 and 2002, respectively. Historically, as a result of the relatively small amount of our international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. As our products and services become more widely accepted in international markets and in particular with the introduction of Concur Expense 7.0, we expect international revenues to continue to grow, both in total dollars and as a percentage of total revenues.

Cost of Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2003	2002	Change	2003	2002	Change
Cost of license revenues	$114	$115	(0.9)%	$388	$338	14.8%
Percentage of license revenues	4.5%	5.0%		5.9%	4.7%

Cost of subscription revenues	$2,596	$2,299	12.9%	$8,462	$7,098	19.2%
Percentage of subscription revenues	47.3%	91.9%		53.3%	105.5%

Cost of service revenues	$2,826	$2,906	(2.8)%	$8,883	$8,798	1.0%
Percentage of service revenues	46.0%	46.6%		44.1%	48.1%

Total cost of revenues	$5,536	$5,320	4.1%	$17,733	$16,234	9.2%
Percentage of total revenues	39.1%	48.1%		41.7%	50.3%

Cost of License Revenues. Cost of license revenues consists mainly of royalties for sub-licensing third-party software, and, to a lesser extent, the costs of manuals, media, and duplication for our licensed products. There have been no material changes in cost of license revenues for the three and nine months ended June 30, 2003 compared to the corresponding periods in the prior year. We expect that the cost of license revenues will continue to fluctuate modestly in relation to changes in the overall demand for our license products as well as the cost for sub-licensing third-party software.

Cost of Subscription Revenues. Cost of subscription revenues consists primarily of salaries and related expenses, server and storage fees, telecommunication charges, strategic referral and reseller fees, and amortization of related deferred set-up costs. The cost of subscription revenues increased for the three and nine months ended June 30, 2003 compared to the corresponding periods in the prior year primarily due to increased infrastructure costs, such as telecommunication and server storage fees, resulting from the addition of the Captura customer base. The cost of subscription revenues as a percentage of subscription revenues decreased for the three and nine months ended June 30, 2003 compared to the corresponding periods in the prior year, primarily due to the low incremental cost incurred to host each additional new customer, including the acquired Captura customer base. We expect our quarterly total cost of subscription revenues, as a percentage of such revenues, to remain relatively consistent throughout the remainder of fiscal 2003.

Cost of Service Revenues. Cost of service revenues is comprised primarily of the salaries and related expenses (including travel and entertainment expenses) associated with employees and contractors who provide maintenance and consulting services. There have been no material changes in cost of services revenues for the three and nine months ended June 30, 2003 compared to the corresponding periods in the prior year. Cost of service revenues, both in absolute dollars and as a percentage of service revenues, may vary between periods due to changes in the level and mix of services provided.

Operating Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2003	2002	Change	2003	2002	Change
Sales and marketing	$3,654	$4,112	(11.1)%	$11,081	$12,495	(11.3)%
Percentage of total revenues	25.8%	37.2%		26.0%	38.7%

Research and development	$2,627	$2,649	(0.8)%	$8,008	$8,013	(0.1)%
Percentage of total revenues	18.5%	23.9%		18.8%	24.9%

General and administrative	$1,750	$1,417	23.5%	$5,078	$5,208	(2.5)%
Percentage of total revenues	12.4%	12.8%		11.9%	16.2%

Amortization of intangible assets	$285	$—	—	$855	$—	—
Percentage of total revenues	2.0%	—		2.0%	—

Total operating expenses	$8,316	$8,178	1.7%	$25,022	$25,716	(2.7)%
Percentage of total revenues	58.7%	73.9%		58.7%	79.8%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses (including sales commissions and travel and entertainment expenses), overhead costs for our sales and marketing personnel, and, to a lesser extent, costs of advertising, trade shows, and other promotional activities. The decrease in sales and marketing expenses in the three and nine months ended June 30, 2003 compared to the corresponding periods in the prior year was primarily due to measures taken to increase our direct sales force’s productivity and an increase in the productivity of our indirect channel sales, all resulting in a decrease in salaries and related expenses. Reductions in sales and marketing salaries and related expenses and overhead costs accounted for approximately 60% and 75% of the decrease for the first three and nine months of fiscal 2003, respectively. The remainder of the decrease was attributable to reductions in advertising and other promotional activities. We expect total sales and marketing expenses to decrease as a percentage of total revenues in fiscal 2003, as compared to fiscal 2002, as a result of a greater portion of new unit sales being generated through our strategic referral and reseller partners, as well as our continued efforts to increase productivity across the direct sales channel.

Research and Development. Research and development expenses consist primarily of salaries and related expenses as well as overhead costs, all associated with employees and contractors utilized in software engineering, program management, and quality assurance. The modest decrease in research and development expenses in the three and nine months ended June 30, 2003 compared to the corresponding periods of the prior year was due to reductions in overhead costs, which were offset almost entirely by increases in the number of employees and contractors utilized in software engineering, program management, and quality assurance. During the remainder of fiscal 2003, we anticipate modest increases in research and development headcount as we continue to focus on product innovation and enhancement to enable us to extend our leadership position in Corporate Expense Management software and services. However, we expect our total research and development costs for fiscal 2003 to remain relatively consistent with fiscal 2002, as additional expenses relating to increases in headcount will be materially offset by reductions in overhead and other related costs.

General and Administrative. General and administrative expenses consist primarily of salaries and related expenses as well as overhead costs associated with employees and contractors in finance, human resources, legal, information technology, and facilities, and to a lesser extent, the provision for bad debts. The increase in general and administrative expenses in the quarter ended June 30, 2003 compared to 2002 was primarily due to increased professional fees incurred in preparation for compliance with the various requirements of the Sarbanes-Oxley Act of 2002. The decrease in expenses in the nine months ended June 30, 2003 compared to 2002 was primarily attributable to our company-wide efforts to reduce costs, including reductions in salaries and related expenses, which more than offset the increase in professional fees as noted above. In fiscal 2003, we expect total general and administrative expenses to decrease slightly compared to fiscal 2002.

Amortization of Intangible Assets. Amortization of intangible assets in the three and nine months ended June 30, 2003 represents amortization of the acquired customer base intangible asset in connection with our July 2002 acquisition of Captura. This intangible is being ratably amortized over five years, consistent with the expected cash flows from the underlying customer contracts.

Interest Income and Interest Expense

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2003	2002	Change	2003	2002	Change
Interest income	$55	$80	(31.3)%	$165	$310	(46.8)%
Interest expense	28	40	(30.0)%	105	162	(35.2)%

Interest Income and Interest Expense. The decrease in interest income in the three and nine months ended June 30, 2003 compared to the corresponding periods in the prior year was due to the decrease in marketable securities upon which we earn interest, and, to a lesser extent, to lower interest rates earned on our investment portfolio. The decrease in interest expense in the three and nine months ended June 30, 2003 compared to same periods in fiscal 2002 was due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes. No provision for federal and state income taxes has been recorded as we have experienced annual net losses since inception that have resulted in deferred tax assets. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Financial Condition

Our total assets were $41.1 million and $38.3 million at June 30, 2003 and September 30, 2002, respectively, representing an increase of $2.8 million, or 7.3%. This increase was primarily due to increased cash, cash equivalents, and restricted cash balances at June 30, 2003, partially offset by decreases in property and equipment. Cash, cash equivalents, marketable securities, and restricted cash totaled $21.3 million as of June 30, 2003, compared to $17.0 million at September 30, 2002, representing an increase of $4.3 million, or 25.3%.

Our accounts receivable balance, net of allowance for doubtful accounts of $0.4 million and $0.7 million, was $8.1 million and $8.9 million as of June 30, 2003 and September 30, 2002, respectively, representing a decrease of $0.8 million, or 9.0%. Average days’ sales outstanding in accounts receivable was 52 days and 64 days for the quarters ended June 30, 2003 and September 30, 2002, respectively. This improvement in days’ sales outstanding was primarily the result of improved collections of outstanding accounts receivable as well as a full quarter of revenue recognized for Captura customers in the June quarter, as opposed to only two months of revenue recognized in the September quarter.

Our total current liabilities were $15.1 million and $16.6 million at June 30, 2003 and September 30, 2002, respectively, representing a decrease of $1.5 million, or 9.0%. This decrease consisted primarily of a reduction in accounts payable and accrued liabilities balances at June 30, 2003, totaling $3.0 million, or 35.7%,offset by an increase in deferred revenues resulting from growth in license and maintenance revenues resulting from the continued growth of our installed license customer base.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with sales of equity securities and, to a lesser degree, with long-term debt and equipment leases. Our sources of liquidity as of June 30, 2003 consisted principally of cash and cash equivalents totaling $19.4 million.

Our operating activities provided $3.5 million and used $7.8 million during the nine months ended June 30, 2003 and 2002, respectively. The increase in our cash flow from operations for the nine months ended June 30, 2003 as compared to the corresponding period in the prior year was primarily a result of continual improvement in our operating results.

Our investing activities provided approximately $50,000 and $200,000 during the nine months ended June 30, 2003 and 2002, respectively. Investing activities have consisted primarily of purchases of property and equipment, and purchases and related maturities of marketable securities. Property and equipment acquisitions were lower in the nine months ended June 30, 2003, compared to the corresponding period of the prior year, primarily due to the build-out of our hosting structure in 2002. However, cash provided by maturities of marketable securities was also substantially reduced in the nine months ended June 30, 2003 compared to the corresponding period of the prior year, offsetting the decrease in purchasing in that period.

Our financing activities provided $2.1 million and used $0.7 million during the nine months ended June 30, 2003 and 2002, respectively. Financing activities have consisted primarily of payments made on existing loans and capital leases, offset by the issuance of common stock from the exercise of stock options and in connection with our employee stock purchase plan, and by proceeds from borrowings under our equipment credit facility.

In March 2002, we established a $1.0 million equipment credit facility with a bank. The loan and security agreement for this credit facility allowed for advances in the amount of actual equipment purchases made through December 2002, up to $1.0 million. Borrowings bear interest at the bank’s prime rate less 1.0%, and the loan matures in December 2004. As of June 30, 2003, the outstanding indebtedness under the loan was $541,000.

In September 2002, we amended the terms of the March 2002 loan and security agreement to add Captura as a borrower, and to include an additional term loan, the proceeds of which were used to refinance certain indebtedness owed by Captura to another creditor. The amount of the additional term loan as of June 30, 2003, was $262,000. This term loan bears interest at the bank’s prime rate, and matures in September 2004. There were no additional borrowings available under this additional term loan as of June 30, 2003.

In December 2002, we financed our directors’ and officers’ insurance policy renewal. Borrowings bear interest at 6.25% and mature in November 2003. As of June 30, 2003, the balance owed on this policy was $241,000.

In January 2003, our Board of Directors authorized a stock repurchase program under which we may repurchase up to one million shares of our outstanding stock over a two-year period. Stock purchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any purchases will be made at the then-current market prices, and repurchased shares will be retired. No purchases had been made as of June 30, 2003.

The following are contractual commitments associated with our debt, capital lease, facilities, and hosting obligations as of June 30, 2003:

	Fiscal Year Ending September 30,
(in thousands)	2003	2004	2005	2006	2007	Total
Debt—principal and interest	$296	$675	$107	$—	$—	$1,078
Capital leases, interest and tax	64	18	—	—	—	82
Operating leases	395	1,481	953	—	—	2,829
Third party hosting arrangements	627	2,472	2,457	2,440	1,400	9,396

Total contractual commitments	$1,382	$4,646	$3,517	$2,440	$1,400	$13,385

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

We Rely Heavily On Sales Of One Product.

Since 1997, we have generated a substantial portion of our revenues from Concur Expense products and services. We believe that sales of Concur Expense will continue to account for a large portion of our revenues for the foreseeable future. Our future financial performance and revenue growth will depend, in large part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of Concur Expense, and our business could be harmed if we fail to deliver the enhancements that customers want with respect to our current and future products. There can be no assurance that our products and services will achieve widespread market penetration or that we will derive significant revenues or any profits from sales of such products and services.

We Depend On Services Revenues; Services Revenues And Services Revenue Margins May Decline.

Our services revenues represented 43.3% and 47.3% of total revenues for the three and nine months ended June 30, 2003, respectively. We anticipate that services revenues will continue to represent a significant percentage of our total revenues. The level of services revenues depends largely upon demand for our consulting services and ongoing renewals of customer support contracts by our installed customer base. Our consulting revenues could decline if sales of our software and/or subscription services decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our products and services. In addition, our customer support contracts might not be renewed in the future. Our ability to increase services revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. Due to the increasing costs of operating a professional services organization, we may not be able to maintain our current margins in this part of our business.

We Depend On Subscription Revenues; Our Subscription-Based Delivery Models Have Limited Histories.

Our subscription revenues represented 38.7% and 37.3% of total revenues for the three and nine months ended June 30, 2003, respectively. We anticipate that subscription revenues will continue to represent a significant percentage of our total revenues. Our subscription-based delivery models have been in operation for a limited period of time and represent a significant departure from the strategies that we and other enterprise software vendors have traditionally employed. As such, we have limited experience selling products or services under these delivery models. In addition, our total subscription revenues exceeded our cost of subscription revenues for the first time in the quarter ended June 30, 2002. We cannot assure you that we will be able to maintain positive gross margins in our subscription-based models in future periods. To maintain positive margins for our subscription services, our subscription revenues will need to continue to grow more rapidly than the cost of such revenues. In light of our limited experience with providing subscription services and our reliance on strategic referral partners for marketing under our ASP model, we cannot assure you that such revenue growth will continue at the rates we expect or at all. If our business for subscription services does not grow sufficiently, we could fail to meet expectations for our results of operations.

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

We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict.

Our software license revenues represented 18.0% and 15.4% of total revenues for the three and nine months ended June 30, 2003, respectively. Our licensed software products are typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software products represent a substantial part of our overall business. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Furthermore we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. General weakened economic conditions have, in recent periods, resulted in more customers restricting their total capital expenditures including expenditures for software licenses. Delays such as this can contribute to the length and unpredictability of our sales cycle for licensed products, making related revenues more difficult to predict and subjecting our operating results to greater volatility on a quarter over quarter basis.

It Is Important For Us To Continue To Develop And Maintain Strategic Relationships.

We depend on strategic reseller relationships and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, telesales, and internal marketing efforts. For example, a majority of our new unit sales of ASP services in the quarter ended June 30, 2003 occurred through our relationship with ADP, Inc., one of our strategic reseller partners. If we were unable to maintain our existing strategic relationships or enter into additional strategic relationships, we would have to devote substantially more resources to the distribution, sales, and marketing of our products and services. Our success depends in part on the ultimate success of our strategic reseller and referral partners and their ability to market our products and services successfully. Our existing strategic referral partners are not obligated to refer any potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

We Face Significant Competition.

The market for our products is intensely competitive and rapidly changing. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. Our principal direct competition comes from independent vendors of Corporate Expense Management software and services, as well as financial institutions and ERP vendors that sell products similar to those we sell along with their suites of other products and services. Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger installed base of customers than we do. Some of our competitors, particularly major financial institutions and ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than us. In addition, we anticipate the entrance of new competitors in the future. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition, and results of operations.

There Are Risks Associated With International Operations.

Our international operations, which are subject to risks associated with operating abroad, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $6.6 million, $4.4 million, and $3.3 million in fiscal 2002, 2001, and 2000, respectively, and represented approximately $5.3 million in the nine months ended June 30, 2003. These international operations are subject to a number of difficulties and special costs, including:

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

We must also customize our products for international markets. For example, our ability to expand into international markets will depend on our ability to develop and support products that incorporate the tax laws, accounting practices, and currencies of applicable countries. Further, if we establish significant international operations, we may incur costs that would be difficult to reduce quickly because of employee practices in those countries.

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

Since 1993, we have spent substantial financial and other resources to develop our software products and services and otherwise fund our operations, and we expect to continue to do so to fund our investments in research and development and our other business operations. Until the quarter ended June 30, 2003, we incurred net losses in each quarter of operation. We incurred net losses totaling $12.3 million, $35.1 million, and $75.7 million in fiscal 2002, 2001, and 2000, respectively. As of June 30, 2003, we had an accumulated deficit of $212.8 million.

Our Quarterly Revenues And Operating Results May Fluctuate In Future Periods And We May Fail To Meet Expectations Of Investors And Public Market Analysts, Which Could Cause The Price Of Our Common Stock To Decline.

Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

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

Compliance With New Regulations Governing Public Company Corporate Governance And Reporting Is Uncertain And Expensive.

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

We Must Attract And Retain Qualified Personnel.

Our success depends in large part on our ability to continue to attract, motivate, and retain highly qualified personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining key personnel. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. We also compete for personnel with other software vendors and consulting and professional services companies. The inability to hire and retain qualified personnel or the loss of the services of key personnel would harm our business.

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

Our Stock Price Has Been Highly Volatile, Is Likely To Continue To Be Volatile, And May Decline.

The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control, such as:

•	variations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	the volatility inherent in stock prices within the emerging sector within which we conduct business;

•	and the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants.

In addition, the stock market, particularly the NASDAQ National Market, has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock.

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. The complaints generally allege claims against the underwriters of our initial public offering in December 1998, our company, and several of our current and former executives, based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. The plaintiffs in these lawsuits seek damages in unspecified amounts, which could be substantial. In April 2002, these lawsuits were consolidated. In October 2002, the court dismissed the individual defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. In February 2003, the presiding judge denied a motion to dismiss all claims. In July 2003, our company decided to participate in a proposed settlement being negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. We do not believe that the proposed settlement will have any material adverse effect on our business, financial condition, or results of operations. The proposed settlement agreement would dispose of all remaining claims against us and the individual defendants without any admission of wrongdoing by us or the individual defendants. The proposed settlement is subject to final approval by the parties and the court. There is no guarantee that the parties or the court will approve the proposed settlement. Should the parties and the court fail to approve the proposed settlement, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

If We Acquire Companies, Products Or Technologies, We May Face Risks Associated With Those Acquisitions.

In the future, we may acquire companies or make investments in other companies, products or technologies. We may not realize the anticipated benefits of our prior or future acquisitions or investments to the extent that we anticipate, or at all. We may have to incur debt or issue equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If any acquisition or investment is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks. The Company is not materially sensitive to changes in interest rates or foreign exchange rates.

Interest Rate Risk. We have debt instruments with variable rates of interest. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in cash flows resulting from a hypothetical 20% increase in interest rates. We believe that such a change would not have a material impact on our cash flows related to these debt instruments.

Foreign Currency Risk. We have foreign currency risks related to our revenue and operating costs in currencies other than the U.S. dollar. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. We considered the potential impact of a hypothetical 10% adverse change in foreign exchange rates on the change in cash flows arising from an adverse change in foreign currency exchange rates. We believe that such a change would not have a material impact on our cash flows of financial instruments that are sensitive to foreign currency exchange risk.

Derivatives. We do not use derivative financial instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control Over Financial Reporting.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended June 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2001, Concur and several of its current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. The complaints generally allege claims against the underwriters of Concur’s initial public offering in December 1998, Concur, and several of its current and former executives, based on alleged errors and omissions concerning underwriting terms in the prospectus for Concur’s initial public offering. The plaintiffs in these lawsuits seek damages in unspecified amounts, which could be substantial. In April 2002, these lawsuits were consolidated. In October 2002, the court dismissed the individual defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. In February 2003, the presiding judge denied a motion to dismiss all claims. In July 2003, Concur decided to participate in a proposed settlement being negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although Concur believes that the plaintiffs’ claims have no merit, it has decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. Concur does not believe that the proposed settlement will have any material adverse effect on its business, financial condition, or results of operations. The proposed settlement agreement would dispose of all remaining claims against Concur and the individual defendants without any admission of wrongdoing by Concur or the individual defendants. The proposed settlement is subject to final approval by the parties and the court. There is no guarantee that the parties or the court will approve the proposed settlement. Should the parties and the court fail to approve the proposed settlement, Concur would continue to defend itself vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	This certification “accompanies” this report; it is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

(b) Reports on Form 8-K:

On April 23, 2003, the registrant furnished a Current Report on Form 8-K reporting the registrant’s issuance of a press release dated April 23, 2003, announcing its preliminary financial results for the quarter ended March 31, 2003 under Item 12, and furnished the press release as an exhibit noted in response to Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: August 14, 2003		CONCUR TECHNOLOGIES, INC.

	By	/s/ John F. Adair
John F. Adair Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	This certification “accompanies” this report; it is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.