Form 10-K
period 2003-09-30
CONCUR TECHNOLOGIES INC
filed 2003-12-22
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

Commission file number: 0-25137

CONCUR TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	91-1608052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6222 185th Avenue NE Redmond, Washington 98052

(Address of principal executive offices)

(425) 702-8808

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒

As of December 8, 2003, 32,321,003 shares of Common Stock of the Registrant were outstanding. As of March 31, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock on March 31, 2003 of $5.10 per share) was approximately $94.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the Registrant’s fiscal year ended September 30, 2003, are incorporated by reference in Part III hereof.

CONCUR TECHNOLOGIES, INC.

FORM 10-K

SEPTEMBER 30, 2003

PART I

ITEM 1.    BUSINESS

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. You can identify these statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. Examples of sections containing forward-looking statements include “Business” and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.” These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described under “Factors That May Affect Financial Condition And Results Of Operations” and elsewhere in this report, as well as in our other filings with the United States Securities and Exchange Commission. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

Overview

Concur Technologies, Inc. is a leading provider of Corporate Expense Management solutions. Our solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater intelligence to their spending patterns. Our solutions include the Concur Expense™ services and software for automating travel and entertainment expense management, Concur Payment™ services and software for automating employee requests for vendor payments, and value-added services and software to complement our core solutions, including Concur Imaging Service™, Concur Travel Integration™, Concur Business Intelligence™, Concur Total Access™, and Concur Transaction Assessment Module™.

Our solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives for businesses worldwide. We provide our solutions as a subscription service to customers on an outsourced basis over the Internet or through a dedicated telecommunications connection. Our service offerings range from highly-configurable to standardized solutions. We also license our software to customers that want highly-configurable solutions, which are typically installed at the customers’ premises, managed by the customers, and accessed over a corporate intranet.

Since 1996, companies in over 60 countries have contracted to use our market-leading solutions. Our customers include six of the top 10 Global 100 companies, including Ford Motor Company and General Motors, and 32 of the top 100 Fortune 1000 companies, including AT&T, Citigroup, Delphi Corporation, DuPont, Pfizer, and SBC Communications. Our strategic relationships include more than 50 leading companies, such as ADP, Microsoft Business Solutions, U.S. Bank, Accenture, EDS, VISA, MasterCard, and Worldspan.

We are incorporated under the laws of the state of Delaware. Our executive offices are located at 6222 185th Avenue Northeast, Redmond, Washington 98052 and our telephone number is (425) 702-8808.

Our Internet website address is www.concur.com. We provide free access to various reports that we file with or furnish to the United States Securities and Exchange Commission through our Internet website, as soon as reasonably practicable after they have been so filed or furnished. These reports include, but are not limited to, the following: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports. Information on our website does not constitute part of this Report.

Concur, the Concur logo, Concur Expense, Concur Payment, Concur Imaging Service, Concur Travel Integration, Concur Business Intelligence, Concur Total Access, Concur Transaction Assessment Module, Concur Offline Access, and Concur Voice Access Service are trademarks or registered trademarks of Concur Technologies, Inc. Other names or brands appearing in this report may be claimed as the property of others.

The Corporate Expense Management Market

We believe a significant market opportunity exists for products and services that automate and streamline processes involved in the management of corporate expenses. We call the marketplace for these products and services the “Corporate Expense Management” market. We believe two major trends are currently driving customer demand in this market:

•	the need for businesses to reduce operating costs and improve operational efficiency; and

•	the need for businesses to comply with new governmental requirements.

In today’s business climate, companies are seeking innovative ways to reduce costs and improve operational efficiency. Next to payroll, corporate travel and entertainment expense is the second-largest controllable expense within an organization, according to META Group, an information technology research and consulting firm. However, for most companies, the management of corporate expenses involves manual, paper-based processes that require action by many individuals. Such manual, paper-based processes are time-consuming, inefficient, and costly because they involve the manual re-keying of data, manual tracking of forms and approvals, and limited data capture and reporting. By automating the expense management process, companies can realize significant cost savings. According to a 2002 study conducted by Aberdeen Group, an information technology market analysis firm, companies that automate the expense management process can drive down the average cost to prepare and process an expense report from $48 per expense report to less than $18 per report, an average savings of $30 per report. One of our customers, DuPont, recently reported savings in excess of $46 million over the past four years from increased operational efficiencies, tax reclassification, and negotiated vendor rates by using our solutions.

Companies are also seeking ways to improve the reliability of their financial data and visibility into their financial processes to ensure the integrity of their financial statements, particularly since the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. Under these new governmental requirements, public companies are required to establish and maintain appropriate internal controls and procedures for financial management and reporting. By automating the expense management process and enhancing the reporting of captured data, companies can significantly improve the reliability of their financial data and visibility into their financial processes to reduce the potential for fraud and improve their compliance with these new governmental requirements.

Our Corporate Expense Management Solutions

Our Corporate Expense Management solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater intelligence to their spending patterns. Our subscription service and software solutions include:

•	Concur Expense solutions for travel and entertainment expense management.

•	Concur Payment solutions for the management of employee requests for vendor payments.

•	Value-added solutions that integrate with Concur Expense and Concur Payment, such as Concur Imaging Service for imaging of receipts and invoices, Concur Travel Integration for end-to-end integration of the travel planning process, Concur Business Intelligence for enhanced business intelligence reporting, Concur Total Access for expense data entry by voice, laptop, or handheld device when not connected to the Internet, and Concur Transaction Assessment Module for the detection of fraudulent expense transactions.

Our solutions benefit many groups within an enterprise, including corporate management, information technology professionals, and employees. For corporate management, our solutions can reduce the amount of time required to administer, manage, and process expense reports and payment requests, thereby increasing productivity and reducing operating costs. Our solutions also enable management to access information for purposes of internal controls compliance, trend analysis, vendor negotiation, and financial planning. For information technology professionals, our solutions provide simple, Web-based functionality for the administration, management, and monitoring of our products. This facilitates the management of employee information, database maintenance, and data interoperability. For employees, our solutions provide intuitive, easy-to-use interfaces for the creation of expense reports and payment requests, which reduce the amount of time required to create these documents.

We offer our solutions to customers through our subscription services and license delivery models.

•	Subscription Services. We provide our solutions as a subscription service to customers on an outsourced basis over the Internet or a dedicated telecommunications connection. We offer a variety of service offerings that range from highly-configurable to mostly standardized solutions that are tailored to meet the needs of different customer segments. We generally offer our subscription services on either a “transaction basis,” where a customer is authorized to use our solutions based on the number of transaction reports submitted by operation of the service, or an “authorized-user basis,” where a customer is authorized to use our solutions based on the number of users that are authorized to submit transaction reports by operation of the service. Some customers of our subscription services purchase (or have previously purchased) an up-front license for our software, and pay recurring subscription fees for our hosting and application management services.

•	License. We license our software to customers that want highly-configurable solutions that are typically installed at the customer’s premises on customer-furnished equipment, managed by the customer, and accessed over a corporate intranet. We generally offer licenses for our software on either a transaction basis or an authorized-user basis.

Our subscription services models offer distinct advantages over traditional software licensing. Because our services are provided on a subscription basis, customers pay for the services as they receive the benefits of using them. This reduces the financial risk associated with traditional on-premise enterprise software licensing, which often requires significant up-front and continuing costs associated with licensing, installing, and maintaining the software application in-house. In addition, because our services are provided on an outsourced basis, we, as the service provider, are responsible for procuring and managing the hardware infrastructure necessary to perform the service and for delivering reliable, secure, and scalable performance, which reduces the impact on the customer’s internal information technology organization.

Concur Expense Solutions

Our flagship Concur Expense solutions are designed to automate, simplify, reduce the costs of, and improve internal controls associated with, the travel and entertainment expense management process. Concur Expense automates each step of the expense management process, from expense report preparation and approval to business policy compliance, reimbursement, and data analysis. It provides information for managing expenses while improving internal controls and business policy compliance, reimbursement speed, and expense report accuracy. By streamlining the expense management process, our customers can achieve a substantial reduction in manual processing, increased internal controls and business policy compliance, and enhanced access to expense data to facilitate better decision making. We also provide Captura Expense subscription services and software to a number of our customers, as a result of our acquisition of Captura Software, Inc. in 2002. These Captura Expense solutions offer similar features and functionality to the Concur Expense solutions.

Report Preparation.    Our intuitive, easy-to-use interface for the creation of expense reports by end users reduces the amount of time required to create these reports, while reducing errors and improving policy compliance. To speed expense entry and improve accuracy, corporate charge or credit card information can be used to automatically populate the expense report with key information, including transaction date, type, vendor, location, method of payment, amount, and currency conversion. Employees then supply any additional expense-related information using the user interface. To eliminate the task of sorting receipts, Concur Expense allows users to enter data in any order. Commonly-incurred expense information is retained and can be used to help complete the next expense report. Other features include simple “checkbook-style” input screens, integrated “help” screens, the ability to create “attendees” lists, mileage reimbursement tracking, and automatic flagging of non-compliant and incomplete entries.

Report Routing and Approval.    Concur Expense allows the each customer to determine how expense reports should be processed based on customizable workflow rules. Once a report is submitted, the workflow policies defined by the company are applied, and, if manager approval is required, the designated approver receives an e-mail message containing a link to the application, where all reports awaiting approval are listed. Our solutions can be configured to route the report for approval based on cost center, dollar limit, or other criteria. Items that do not comply with corporate policy can be flagged for review, allowing approvers to reduce review time. Approvers can reject individual line items, while allowing the rest of the report to continue in the approval process. Once approved, the report is forwarded to the next phase in the process or to the customer’s accounting department, and the user is notified of the action.

Report Processing.    Concur Expense streamlines back-office processing of expense reports. Because all expense reports are prepared electronically, the processing department no longer needs to check the arithmetic of each report manually. Businesses can reduce the time spent auditing reports by choosing to audit only those reports flagged as non-compliant with corporate expense policy. Concur Expense reduces the number of status inquiries between employees and processing departments by updating the status of reports in the database, and alerting employees via e-mail to the status of their reports. It also allows significant time savings by posting expense report information to the customer’s enterprise resource planning (“ERP”) or accounting package used by our customers, eliminating the need for manual re-entry of the data. In addition, Concur Expense helps companies claim reimbursement of tax credits by tracking value added tax, goods and services tax, and other international taxes.

Data Capture and Reporting for Analysis.    Concur Expense offers business intelligence capabilities by capturing and reporting data for analysis, which gives companies greater visibility into their financial processes and allows them to make more informed business decisions, reduce the potential for fraud, and improve their compliance with governmental requirements, such as the internal controls reporting and certification requirements of the Sarbanes-Oxley Act. Concur Expense can be configured for business policy rules, which guides employees to make business-compliant decisions, flags transactions for appropriate approval, and allows for auditing when exceptions occur. Companies can use captured data to analyze trends, influence budget decisions, improve forecasting, and monitor for fraudulent activity.

Concur Payment Solutions

Concur Payment is designed to automate, simplify, and reduce the costs associated with the process of entering, approving, and managing non-purchase order vendor payments. It enables companies to streamline payment requests, facilitating flexible approval processes and automatic accounts payable system integration. The combination of increased productivity and availability of valuable data for improved cost management generates cost savings for our customers.

Streamlined Processing for Reduced Operational Costs.    Concur Payment can provide a rapid return on investment by automating the vendor payment request process from payment request preparation, account coding, and approval to payment tracking and integration with a company’s accounts payable system. It eliminates paper forms and manual processing, which, in turn, provides reductions in processing costs and the use of valuable resources.

Automation for Increased Employee Productivity and Improved Vendor Relations.    For many companies, processing vendor payments is a paper-intensive, error-prone task. Concur Payment automates the entire process from submissions to approval. Employees and a customer’s accounts payable department are spared the administrative burden associated with employee-initiated requests and can capture the details of the payment request in advance, making information more readily available and allowing issues and questions to be resolved quickly and efficiently. By eliminating processing steps, Concur Payment also facilitates more timely payment to vendors, which enhances vendor management and relationships. Current information about each vendor payment is readily available to the employee making the request, as well as the accounts payable department, which facilitates ongoing tracking of the requests and prompt answers to vendor inquiries on payment status.

Intuitive Interface for an Improved User Experience.    An intuitive, easy-to-use interface for the payment request process reduces the amount of time required to create payment requests. Users are prompted for all necessary information, such as vendor data, account codes, special handling instructions, and payment details. The payment request is then electronically routed for approval and, once approved, it is automatically sent to the financial system for payment. Users have access to instant online status updates.

Improved Cost Control with Better Business Intelligence.    With access to comprehensive payment details, companies have the ability to analyze trends, influence budget decisions, and improve forecasting. The availability of detailed payment data provides the accounts payable department with the ability to better manage vendors, which can result in cost savings. Our solutions provide the insight and technology to help companies leverage the data they collect, allowing them to make informed, cost-saving decisions within the company.

Value-Added Solutions

We provide value-added services and software that are fully-integrated with our Concur Expense and Concur Payment solutions. Our primary value-added solutions are described below.

Concur Imaging Service.    The Concur Imaging Service provides companies with the ability to capture, store, archive and retrieve employee receipts and vendor invoices electronically. This enables our customers using our Concur Expense solutions to reduce the costs of handling paper receipts and invoices. Users can simply fax receipts and invoices to a designated Concur Imaging Service telephone number, and the user, approval managers, and accounting staff can then view electronic copies of the receipts and invoices online through Concur Expense. There is no postage, no need to store paper receipts and invoices in a central location, and no need to physically handle the enormous amounts of paper associated with expense reporting and invoice processing. Receipts or invoices and the associated supporting documentation are available online throughout the approval, payment, and audit processes.

Concur Travel Integration.    Concur Travel Integration provides customers an “end-to-end” travel procurement and expense management solution by integrating Concur Expense with the travel planning process. Users can access their corporate travel-booking tool to plan a trip. The itinerary is downloaded to Concur Expense and can be used to create a pre-trip authorization request, or to attach a printable version of the itinerary to the expense report. No re-keying is necessary. The user can review this information, add any additional expenses, and submit the expense report for approval. The captured itinerary data is then integrated for enhanced business intelligence reporting.

Concur Business Intelligence.    Through our strategic relationship with Cognos Inc., a leading global provider of business intelligence solutions, we offer Concur Business Intelligence to give customers enhanced reporting capabilities with respect to the data gathered by Concur Expense, providing customers an accessible means of analyzing expense data and enabling them to save money by managing spending more effectively and to transform captured data into valuable information that can be used for effective decision-making.

Concur Total Access.    Concur Total Access enables users to enter expense report data when disconnected from the Internet. Concur Total Access includes Concur Offline Access™, which is a fully-functioning client software application that can be installed on a user’s laptop computer, allows the user to create and manage expense reports on the laptop when disconnected from the Internet. Upon reconnection, Concur Offline Access synchronizes with the customer’s Concur Expense solution, uploading new expense transactions that were created offline. Concur Total Access also includes Concur Access for Palm®, which allows users to enter expense transactions using handheld computers, such as a personal digital assistant, or PDA, device running the Palm OS® operating system. These transactions are loaded into Concur Expense when the user synchronizes the PDA device, and the transactions can then be incorporated into an expense report and routed for approval and payment. Concur Total Access also includes the Concur Voice Access Service™, which uses voice recognition technology to allow users to “call in” their expenses transactions while they are traveling.

Concur Transaction Assessment Module.    The Concur Transaction Assessment Module provides fraud detection capability to customers of our Concur Expense solutions, adding an additional layer of oversight and intelligence to the expense reporting process. Through our strategic relationship with ACL Services, a global provider of audit and data analysis technology, we have introduced the Concur Transaction Assessment Module to help customers reduce the potential for expense-related fraud and comply with the internal controls reporting and certification requirements of the Sarbanes-Oxley Act. The solution is comprised of a set of tests that recognize patterns in the data, including excessive and duplicate claims and threshold amounts, providing administrators with the ability to review cumulative expense information to identify potential fraudulent activity and deter unauthorized use.

Professional Services

Our professional services organization offers consulting, customer support, and training services in connection with our Corporate Expense Management solutions.

Consulting.    We offer consulting services in connection with implementation of our solutions to assist customers in maximizing their return on investment in our solutions. Our consulting staff meets with customers prior to implementation to review the customers’ existing business processes and information technology infrastructure, and to provide advice on ways to improve these processes, leveraging industry best practices and our experience in the Corporate Expense Management market. Our consultants also install, configure, and test our applications and integrate them with our customers’ existing systems, as well as help customers develop a strategy for enterprise-wide deployment of our applications. After deployment, our consultants work with customers to identify additional opportunities to further improve their return on investment.

Customer Support.    We provide customer support as well as new releases and updates of our services and software through our CustomerOne Services support program. Under this program, we provide telephone and Internet support, including online case entry and review, access to technical information documents, and technical tips. We also provide new releases and updates of our services and software for customers who subscribe to our CustomerOne Services program. Our CustomerOne Services program is typically included as part of our subscription service offerings. For our license offerings, most customers subscribe for the first year of the CustomerOne Services program at the time they license an application; thereafter, support is typically renewable on an annual basis.

Training Services.    We offer a variety of training programs for our services and software. These programs are tailored to particular user groups, such as administrators, help desk personnel, or trainers. Training can be either Web-based or offered onsite for the customer. Additionally, training simulations can be designed to meet the specific needs of each customer. All training programs are designed to assist our customers with managing the transition to our products and services and minimizing help desk calls.

Customers

Since 1996, companies in over 60 countries have contracted to use our market-leading solutions. Our customers include six of the top 10 Global 100 companies, including Ford Motor Company and General Motors, and 32 of the top 100 Fortune 1000 companies, including AT&T, Citigroup, Delphi Corporation, DuPont, Pfizer, and SBC Communications. No customer accounted for 10% or more of our total revenues in fiscal 2003, 2002, or 2001.

Sales and Marketing

We market our solutions worldwide to companies ranging from large-market companies with 2,000 or more employees to middle-market companies with less than 2,000 employees. In the large market, we sell our solutions primarily through our direct sales organization, with field sales professionals located in metropolitan areas throughout the United States, the United Kingdom, and Australia. Field-based sales engineers provide technical sales support. Direct telemarketing representatives based at our headquarters in Redmond, Washington support the field sales force through lead-generation and lead-tracking activities. We also have a number of marketing referral alliances that provide our sales force with prospects. Our sales efforts in the large market involve contact with multiple decision makers, frequently including the prospective customer’s chief financial officer, vice president of finance, controller, and corporate travel manager. While the average large-market sales cycle varies substantially, for initial sales it has generally ranged from six to twelve months.

In the middle market, we sell our solutions through both our direct sales organization and strategic relationships with third parties. Our middle market sales efforts frequently include contact with the prospective customer’s chief financial officer, vice president of finance, or controller. While the average sales cycle varies substantially from customer to customer, for initial sales it has generally ranged from two to six months. We have several strategic relationships focused primarily on middle market sales opportunities. In 2000, we entered into a strategic relationship with ADP, Inc., a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider. Sales through our ADP channel in fiscal 2003 represented more than 75% of our overall new unit sales of subscription services in the middle market. In 2001, we entered into a strategic relationship with Microsoft Business Solutions, a leading provider of business management solutions, under which Microsoft Business Solutions is authorized to resell our subscription services in the middle market through its global value-added reseller network. More recently, in 2003, we entered into a strategic relationship with U.S. Bank, a leading provider of corporate banking service and the leading issuer of Visa corporate card products, under which U.S. Bank is authorized to resell our subscription services in the middle market.

Our marketing programs are designed to position and promote the Concur brands widely in our target markets and to extend the product leadership position of our subscription services and software. These efforts are specifically targeted to accounting, finance, information technology, and travel executives.

We engage in a variety of marketing activities, including e-mail and direct mail campaigns, co-marketing strategies designed to leverage existing strategic relationships, Web-site marketing, seminars and “webinars”, public relations campaigns, speaking engagements and forums, and industry analyst visibility initiatives. We actively participate and sponsor finance and shared-service conferences and we demonstrate and promote our products at trade shows targeted to accounting, finance, information technology, and travel executives.

We actively communicate with our existing customers in order to enhance customer satisfaction, gain input for our future product strategy, and promote the adoption of additional services and software. In addition to our standard newsletter communication and conference calls, we also sponsor regional user groups, an advisory board and an international user conference. Through these forums, as well as frequent one-on-one communications, we are able to stay abreast of emerging trends and provide information to customers to help them maximize their return on investment from our solutions.

Product Development

We believe we pioneered the development of automated subscription services and software for the Corporate Expense Management market and are a leading provider in that market today. We believe that we were one of the first vendors to introduce a travel and entertainment expense reporting software application, and one of the first vendors to deliver Corporate Expense Management solutions under a subscription services model.

Our software engineering organization is responsible for developing new services and software as well as enhancing our existing services and software. We believe that a technically skilled, quality-oriented, and highly productive software engineering organization will be important for the success of new product offerings. As of September 30, 2003, we employed 83 people in research and development. Our software engineering team is organized into six disciplines: development, quality assurance, documentation, product design, configuration management, and program management. Members from each of these disciplines, along with a product manager from our marketing department, form separate product teams that work closely with sales, marketing, professional services, customers, and prospects to further understand market needs and requirements. When required, we also use independent development firms or contractors to expand the capacity and technical expertise of our internal research and development team. Additionally, we may license third-party technology that is incorporated into our products. We have a well-defined software development methodology that we believe allows us to deliver products that satisfy business needs and meet commercial quality expectations.

Competition

The market for our subscription services and software solutions is highly competitive and subject to rapid change. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. Our principal direct competition comes from independent vendors of Corporate Expense Management services and software, and from financial institutions and providers of ERP software that sell, along with their products and services, offerings similar to ours. These competitors include, but are not limited to, American Express, Bank of America, Geac Computer Corporation, Gelco Information Systems, IBM, JD Edwards, Necho Systems Corporation, Oracle Corporation, Outtask, Inc., PeopleSoft, Inc., SAP AG, and Wells Fargo Bank. We also expect to face competition from new entrants including financial institutions and ERP vendors that do not already market products similar to ours.

We believe that the principal competitive factors considered in selecting Corporate Expense Management services and software are functionality, interoperability with existing information technology infrastructure, ability to deliver solutions on an outsourced basis, price, and an installed base of referenceable customers. With respect to functionality, we believe that we offer products with generally more features than other competing products, and that we have often been the first to offer many new features. Our products were designed and built to interoperate with existing information technology systems and to operate as a service on an outsourced basis. We believe that a significant number of companies are seeking to reduce their operating costs by outsourcing their back-office processes, such as the management of corporate expenses. We have a well-established and scalable hosting infrastructure that allows us to provide cost-competitive solutions to our customers on an outsourced basis. We believe our outsourced subscription services are cost-competitive alternatives to the customer-hosted and -managed software products provided by many of our competitors. Overall, we believe that our products are competitively priced when compared to our competitors’ products, and that our installed base of customers for expense management solutions is larger than that of our primary competitors.

Although we believe we offer highly competitive services and software, many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger number of total customers for their products and services. Moreover, a number of our competitors, particularly major financial institutions and ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we can. It is also possible that new competitors or alliances among competitors or other third parties may emerge and rapidly acquire market share. Increased competition may result in price reductions, reduced gross margins, and change in market share, any of which could harm our business.

Intellectual Property Rights

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. Currently, we do not own any issued patents or have any patent applications pending. As part of our efforts to protect our proprietary information, we enter into license agreements with our customers and nondisclosure agreements with certain of our employees, consultants, corporate partners, customers, and prospective customers. These agreements generally contain restrictions on disclosure, use, and transfer of our proprietary information. We also employ various physical security measures to protect our software source codes, technology, and other proprietary information.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology that we consider proprietary, and third parties may attempt to develop similar technology independently. In particular, we provide our licensed customers with access to object code versions of our software, and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws in the United States.

In addition, over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will prove adequate to secure all necessary intellectual property rights or to protect us from claims by third parties, either domestically or in foreign countries. There also can be no assurance that any of our copyrights or trademarks will not be challenged and invalidated.

While we are not aware that our products, trademarks, copyrights, or other proprietary rights infringe the proprietary rights of third parties, third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that providers of expense management services and software may become subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, we hire employees and retain consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Such vendors or companies may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such claims, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with third parties. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse effect upon our business and financial position.

Employees

As of September 30, 2003, we had approximately 313 full-time employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

Our principal administrative, sales, marketing, and research and development facility is located in Redmond, Washington and consists of approximately 81,000 square feet of office space held under leases that expire on May 31, 2005. As of September 30, 2003, we also leased sales offices in Atlanta, Chicago, Dallas, London, Miami, New York, Phoenix, and Sydney.

ITEM 3.    LEGAL PROCEEDINGS

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. In April 2002, these lawsuits were consolidated. The consolidated complaint generally alleges claims against us, several of our current and former executives, and the underwriters of our initial public offering in December 1998, based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. The plaintiffs in this lawsuit seek damages in unspecified amounts, which, if awarded, could be substantial. This lawsuit is one of more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In October 2002, the court dismissed the individual defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. In February 2003, the presiding judge denied a motion to dismiss all claims. In July 2003, we decided to participate in a proposed settlement being negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. We do not believe that the proposed settlement will have any material adverse effect on our business, financial condition, or results of operations. The proposed settlement is expected to be funded by a group of insurers on behalf of the issuer defendants. The proposed settlement agreement would dispose of all remaining claims against us and the individual defendants, without any admission of wrongdoing by us or the individual defendants. The proposed settlement is subject to final approval by the parties and the court. There is no guarantee that the parties or the court will approve the proposed settlement. Should the parties and the court fail to approve the proposed settlement, we would continue to defend ourselves vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASDAQ National Market under the symbol “CNQR.” The following table sets forth the range of the high and low closing sales prices by quarter for fiscal 2002 and 2003, as reported on the NASDAQ National Market:

	High	Low
Fiscal year ended September 30, 2002:
First Quarter	$1.870	$0.740
Second Quarter	$3.780	$2.250
Third Quarter	$3.520	$2.220
Fourth Quarter	$2.600	$1.700

Fiscal year ended September 30, 2003:
First Quarter	$3.840	$1.420
Second Quarter	$5.100	$3.280
Third Quarter	$10.290	$5.100
Fourth Quarter	$13.080	$9.000

On September 30, 2003, there were approximately 400 stockholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in fiscal 2004.

Recent Sales of Unregistered Securities

None.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” that are included with this report.

	Year Ended September 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations
Revenues, net:
Subscription	$21,604	$10,360	$4,624	$927	$—
Service	26,443	24,890	23,771	22,825	13,807
License	8,690	9,847	12,489	14,852	24,002

Gross revenues	56,737	45,097	40,884	38,604	37,809
License returns & allowances	—	—	215	(2,900)	—

Net revenues	56,737	45,097	41,099	35,704	37,809
Cost of revenues:
Subscription	11,093	9,957	8,615	2,806	—
Service	11,576	11,543	15,762	23,684	17,449
License	545	487	584	1,342	1,184

Total cost of revenues	23,214	21,987	24,961	27,832	18,633

Gross profit	33,523	23,110	16,138	7,872	19,176
Operating expenses:
Sales and marketing	14,549	16,669	24,941	38,581	28,993
Research and development	10,356	10,606	16,449	31,212	19,371
General and administrative	6,710	6,800	10,729	14,795	10,385
Acquisition and restructuring charges	1,140	1,490	266	2,167	8,859

Total operating expenses	32,755	35,565	52,385	86,755	67,608

Income (loss) from operations	768	(12,455)	(36,247)	(78,883)	(48,432)
Other income, net	193	168	1,164	3,228	1,956

Net income (loss)	$961	$(12,287)	$(35,083)	$(75,655)	$(46,476)

Net income (loss) per share:
Basic	$0.03	$(0.46)	$(1.37)	$(3.15)	$(2.75)

Diluted	$0.03	$(0.46)	$(1.37)	$(3.15)	$(2.75)

Shares used in calculation of net income (loss) per share:
Basic	31,265	26,571	25,574	23,981	16,883

Diluted	35,440	26,571	25,574	23,981	16,883

	September 30,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$20,207	$15,770	$25,765	$55,292	$108,272
Working capital	$16,981	$9,407	$15,651	$46,914	$90,667
Total assets	$42,973	$39,685	$42,628	$82,358	$128,828
Long-term obligations, net of current portion	$199	$746	$108	$2,042	$6,495
Total stockholders’ equity	$25,608	$19,697	$22,777	$57,013	$93,774

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto that are included with this report.

Overview

Concur Technologies, Inc. is a leading provider of Corporate Expense Management solutions. Our solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater intelligence to their spending patterns. Our subscription service and software solutions include:

•	Concur Expense solutions for travel and entertainment expense management.

•	Concur Payment solutions for the management of employee requests for vendor payments.

•	Value-added solutions that integrate with Concur Expense and Concur Payment, such as Concur Imaging Service™ for imaging of receipts and invoices, Concur Travel Integration™ for end-to-end integration of the travel planning process, Concur Business Intelligence™ for enhanced business intelligence reporting, Concur Total Access™ for expense data entry by voice, laptop, or handheld device when not connected to the Internet, and Concur Transaction Assessment Module™ for the detection of fraudulent expense transactions.

Our solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives for businesses worldwide through our flexible subscription services and license delivery models.

•	Subscription Services. We provide our solutions as a subscription service to customers on an outsourced basis over the Internet or a dedicated telecommunications connection. We offer a variety of service offerings that are tailored to the needs of different customer segments.

•	Large-Market Subscription Services. We offer both highly-configurable and standardized subscription services offerings that are marketed primarily to large-market companies with 2,000 or more employees. We generally offer these services on either a “transaction basis,” under which a customer is authorized to use our solutions based on the number of transaction reports submitted by operation of the service, or an “authorized-user basis,” under which a customer is authorized to use our solutions based on the number of users that are authorized to submit transaction reports by operation of the service. Fees typically include a one-time set-up fee and recurring subscription fees for the service. Some customers of these subscription services purchase (or have previously purchased) an up-front license for our software. In those cases, the customer typically pays a one-time set-up fee and recurring subscription fees only for our hosting and application management services.

•	Middle-Market Subscription Services. We offer standardized subscription services offerings that are marketed primarily to middle-market companies with less than 2,000 employees. We typically offer these services on an authorized user basis. Fees typically include a one-time set-up fee and recurring subscription fees for the service.

•	License. We license our software to customers that want highly-configurable solutions that are typically installed at the customer’s premises on customer-furnished equipment, managed by the customer, and accessed over a corporate intranet. We generally offer licenses for our software on either a transaction basis or an authorized-user basis.

We were incorporated in 1993 and began selling travel and entertainment expense management software in fiscal 1995. In fiscal 1996, we released a client-server based edition of Concur Expense, and in fiscal 1998, we released a Web-based version of Concur Expense. This product has accounted for a majority of Concur Expense license revenues in every year since its release.

In October 1999, we began offering Concur Expense as a subscription service, principally to mid-size companies that wanted a standardized solution provided on an outsourced basis over the Internet. In December 1999, we introduced additional outsourced subscription services, for large companies that wanted a highly configurable solution provided on an outsourced basis. Today, we refer to these outsourced subscription services as the Concur Expense Service. As a complement to our Concur Expense solutions, we began offering our Concur Payment solutions in May 2000 to accommodate the demand for the management of employee requests for vendor payments.

In March 2001, we sold our Concur Human Resources product line to MBH Solutions, Inc. as part of our efforts to focus more on our Concur Expense products and services. The transaction consisted of the sale of certain assets to, and assumption of certain obligations by, MBH Solutions, Inc. We added Concur Human Resources to our product offerings through our acquisition of Seeker Software, Inc. in June 1999.

In July 2002, we completed our acquisition of Captura Software, Inc. (“Captura”). Prior to the acquisition, Captura was a privately-held corporation that provided hosted Corporate Expense Management solutions under outsourced subscription services and license models. Following the acquisition, Captura’s operations were consolidated into our operations at our headquarters in Redmond, Washington.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically re-evaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, expected lives of customer relationships, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. We presently believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    We recognize revenue in accordance with accounting standards for software and service companies including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, the consensus reached in Emerging Issues Task Force Issue (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), the consensus reached in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), the United States Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”), SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and related interpretations including AICPA Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

We derive our revenues from the delivery of subscription services, software maintenance services, consulting and training services, and the sale of licensed software.

Subscription revenues consist of monthly fees paid for services provided under our subscription delivery models, together with related value-added services and the amortization of one-time set-up fees in connection with those services. Monthly subscription fees are recognized as the service is provided to the customer. In arrangements that include only subscription services, set-up fees are recorded to deferred revenue and recognized over the subscription service period. The associated direct and incremental costs, such as labor and commissions, are deferred and expensed over the subscription service period. In certain subscription offerings, the subscription service period is open-ended and, therefore, the date upon which the monthly fees will end is undetermined. For these offerings, the subscription set-up fees, as well as the associated direct and incremental costs, are typically deferred and recognized over the expected lives of the customer relationships, which are typically two to five years, based on the particular service offering and our experience in delivering that offering. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations. Based on that experience, it is possible that, in the future, the estimates of expected customer lives may change and, in such event, the period over which such subscription set-up fees are amortized will be adjusted. Any such change in estimated expected customer lives will affect our future results of operations. Additionally, subscription revenues are adjusted for estimates in sales allowances on subscription revenues, which are based on our historical collection experience.

Service revenues consist of fees for software maintenance and consulting services. Software maintenance services relate to software license arrangements, and include technical support and the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Fees for software maintenance services are deferred and recognized ratably over the respective maintenance terms, which are typically one year. Consulting services consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting service fees are primarily billed and recognized as revenue on a time-and-materials basis. In some instances, we sell our consulting services under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis. Additionally, service revenues are adjusted for estimates in sales allowances on service revenues, which are based on the respective historical collection experience.

In service arrangements that include both consulting and subscription services, but not the license of software, we apply the provisions of a new accounting pronouncement, which applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This new accounting pronouncement provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. This pronouncement addresses how contract consideration should be measured and allocated to the separate deliverables in an arrangement. Under this new guidance, the consulting services are recognized as performed if they qualify as a separate unit of accounting within the arrangement. The consulting services qualify as a separate unit of accounting if they have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the subscription services, and delivery or performance of the subscription services is considered probable and substantially in our control. We have determined that, in these arrangements, the consulting services qualify as a separate unit of accounting and, accordingly, the consulting revenue is recognized as the services are performed. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations. Prior to the adoption of this new accounting pronouncement, the consulting revenue in these arrangements was typically deferred and recognized over the expected lives of the customer relationships.

License revenues consist of all fees earned from granting customers licenses to use our software products. We recognize license revenues when we obtain a contract signed by the customer, we have delivered the software, the amount of the transaction is fixed or determinable, collection is probable, and vendor-specific objective evidence of fair value exists for any undelivered element of the arrangement. Elements are deliverables such as products and services contractually provided for in an arrangement. Elements included in our multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services, and subscription services. Separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together, and therefore, are evaluated as a single contractual arrangement.

In software license arrangements that include rights to multiple elements, we allocate the total arrangement fee among each of the elements using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of their fair value and the residual amounts of revenue are allocated to the delivered elements. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction. We are required to exercise judgment in deciding how to interpret the evidence of fair value to determine the arrangement consideration to allocate to a given element, and in determining whether an established price is likely to change prior to separate market introduction. These judgments may materially affect the timing of our revenue recognition and results of operations.

In software license arrangements where we also provide consulting services, software license revenues are generally recognized upon delivery of the software, provided that the above criteria are met, payment of the license fees is not dependent upon the performance of the consulting services, and the consulting services are not essential to the functionality of the licensed software. If we determine that the consulting services are essential to the functionality of the licensed software, or payment of the software license fees is dependent upon the performance of the consulting services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting. In our judgment, our consulting services are typically not considered essential to the functionality of the software and, therefore, revenues related to software licenses are typically recognized upon delivery of the software and revenues related to consulting services are recognized as the services are performed. If collection is not considered probable, revenue is recognized when the fees are collected. If the fees are not fixed or determinable, revenue is recognized as payments become due from the customer. Accordingly, our judgments as to whether consulting services should be considered essential to the functionality of the licensed software, and the probability of collection and determinability of fees, may materially affect the timing of our revenue recognition and results of operations. If non-standard acceptance periods or non-standard performance criteria are required, revenues are recognized upon the earlier of satisfaction of the acceptance/performance criteria or the expiration of the period, if applicable.

In software license arrangements where we also provide subscription hosting services for licensed software products, a software element is only present in a subscription hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for the customer to either run the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other software license criteria mentioned above, then the license revenue is recognized when the software is delivered, and the subscription revenues are recognized as delivered. The subscription set-up fees therefore are recognized in full upon commencement of the subscription services. The associated direct and incremental set-up costs, such as labor and commissions, are matched with the related subscription revenues, and therefore, are treated as deferred costs and then fully expensed upon commencement of the subscription services. Subscription usage fees are recognized monthly as the service is provided to the customer. If the arrangement does not meet the criteria above, we combine the license fees with the total subscription fees and recognize them over the subscription service period. Our judgment as to whether we meet the criteria above could have a material affect on the timing of our revenue recognition and results of operations.

Portions of our revenues are generated from sales made through our reseller partners. Where we assume a majority of the business risks associated with performance of the contractual obligations, we record the associated revenues on a gross basis, with amounts paid to our reseller partners being recognized as cost of sales.

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

Our software license contracts typically include an industry-standard software performance warranty provision. We account for potential warranty claims in accordance with the guidance prescribed by the FASB in its Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. Historically, we have experienced minimal warranty claims. Our ability to estimate the quantity and amount of any potential future software warranty claims requires judgment, and could have a material affect on our results of operations and financial position. Our standard software license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

Recently Issued Accounting Pronouncements.    In July 2003, the EITF reached a consensus on Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”). On August 13, 2003, the FASB ratified the EITF’s consensus. This issue addresses whether non-software deliverables (elements) included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. Software-related elements include software products and services such as those listed in SOP 97-2, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality. If the software element that is more than incidental to the products or services as a whole is not essential to the functionality of any of the unrelated elements, the unrelated elements would not be considered software-related, and therefore, would be excluded from the scope of SOP 97-2. In interpreting EITF 03-5, we have determined that, in software arrangements that also include various subscription services, the software element is not essential to the functionality of the subscription services. Currently, in accordance with SOP 97-2, in those software arrangements that also include various subscription services, we defer and then recognize the subscription set-up fees in full upon commencement of the subscription services. The associated direct and incremental costs, such as labor and commissions, are matched with the related subscription revenues, and therefore, are treated as deferred costs and then fully expensed upon commencement of the subscription services. When EITF 03-5 is adopted, because we have determined that the software element is not essential to the functionality of the subscription services, the subscription set-up fees as well as the associated direct and incremental costs, such as labor and commissions, will be matched with the subscription monthly revenue and recognized over the subscription service period. The provisions of EITF 03-5 will become effective for us on October 1, 2003. We are currently evaluating the impact that the application of this consensus will have on our consolidated financial position and results of operations.

Allowances for Sales and Doubtful Accounts.    We record an estimated provision for sales allowances to subscription and service revenues in the period in which the related revenues are recorded. We record our sales allowances based on historical experience, including a review of our experience related to price adjustments and credits issued.

We make judgments as to our ability to collect outstanding receivables, and we provide an allowance for doubtful accounts, included in general and administrative expenses. In estimating allowances for doubtful accounts, we consider specific receivables when collection is doubtful, as well as an analysis of our historical bad debt experience and current economic trends. If the data used to estimate the allowance provided for doubtful accounts does not adequately reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected.

Business Combinations and Valuation of Intangible Assets.    We account for business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS 141”) and the related acquired intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 141, the cost of the acquired company is allocated to the identifiable tangible and intangible assets and liabilities acquired, and any remaining amount is classified as goodwill. Certain intangible assets, such as the acquired customer base, are amortized over their expected economic lives in proportion to their expected future cash flows, while in-process research and development costs, if any, are expensed at the acquisition date. In accordance with SFAS 142, goodwill is not amortized, but instead goodwill is tested for impairment at least annually and, if impaired, the value of goodwill is adjusted accordingly. Our future operating performance will be impacted by amortization of intangible assets and potential impairment charges related to goodwill. The allocation of the purchase price of the acquired company to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, material write-downs of intangible assets and/or goodwill could occur.

Impairment of Goodwill and Certain Other Long-Lived Assets.    Under SFAS 142, we are required to test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. We have determined that we have only one reporting unit. Goodwill is tested for impairment annually in a two-step process. First, we determine if the carrying value of the reporting unit exceeds its fair value, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We performed our initial test for impairment as of October 1, 2002, the date of adoption of SFAS 142, and the required annual test, in March 2003, and determined in each case that goodwill was not impaired. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the goodwill assigned to each reporting unit. Significant judgments that are required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit and the impairment of goodwill, if any.

Stock-Based Compensation.    We have elected to continue to account for our employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, as opposed to the fair value method allowed by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock-based employee compensation cost has been reflected in our net income (loss) for any of the fiscal years presented, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

Income Taxes.    We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, an adjustment would be made in the period such determination is made. We recorded no income tax expense in any of the periods presented, as we have experienced significant operating losses to date, as well as assumed significant net operating loss carryforwards from acquisitions. If utilized, the benefit of our total net operating loss carryforwards may be applied, in part, to reduce the recorded value of goodwill, as well as to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws. As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, we have incurred ownership changes, as defined by applicable tax laws. Accordingly, our use of the acquired net operating loss carryforwards may be limited. Further, to the extent that any single year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

Results of Operations

Revenues

	Years Ended September 30,
	2003	Change	2002	Change	2001
	(dollars in thousands)
Subscription	$21,604	108.5%	$10,360	124.0%	$4,624
Service	26,443	6.2%	24,890	4.7%	23,771
License	8,690	(11.7)%	9,847	(22.5)%	12,704

Net revenues	$56,737	25.8%	$45,097	9.7%	$41,099

We derive our revenues from the delivery of subscription services, software maintenance services, consulting and training services, and licensed software.

Subscription Revenues.    Subscription revenues consist of monthly fees paid for subscription services and the amortization of set-up fees in connection with those services. Large-market subscription revenues contributed approximately 75% and 45% of the absolute dollar increase in fiscal 2003 and in fiscal 2002, respectively. The acquisition of Captura in July 2002 accounted for the majority of the fiscal 2003 increase in large-market subscription revenues. In fiscal 2002, the increase was primarily a result of the increasing size of the customer base contributing to our recurring revenue stream. Middle-market subscription services contributed approximately 25% and 55% of the absolute dollar increase in subscription revenues in fiscal 2003 and in fiscal 2002, respectively. These increases were primarily attributable to continued growth in our customer base for middle-market subscription services, which was largely driven by growth of our indirect sales channels as our relationships with strategic partners became more established.

We have a strategic relationship with ADP, under which ADP markets our middle-market subscription services to its existing customers and to potential new customers. Sales through this channel commenced in the fourth quarter of fiscal 2000. In May 2002, we amended our agreement with ADP to transfer to ADP the majority of the business risks associated with any new customers signed through this channel. As a result, we are recording subscription revenues from new customer contracts after May 2002 on a net basis. Contracts sold prior to this amendment are accounted for on a gross basis. This change did not have a material effect on our results of operations. More than 75% of new customer contracts for middle-market subscription services during fiscal 2002 and 2003 occurred through ADP. We expect subscription revenues to continue to grow in fiscal 2004 as a result of the growing demand for subscription services delivered to the large market, continued development of our existing strategic relationships, and the addition of new strategic relationships.

Service Revenues.    Service revenues consist of fees for software maintenance and consulting services. Maintenance revenues are affected by the number of new license customers added as well as the retention rate for annual maintenance contracts of existing customers. Consulting revenues are affected by implementation of our solutions for new customers and implementation of upgrades and enhancements to these solutions for existing customers. The modest increase in service revenues in fiscal 2003 reflects an increase in maintenance revenues of approximately $2.2 million, partially offset by a decrease in consulting revenues of approximately $0.7 million. The modest increase in service revenues in fiscal 2002 was almost entirely attributed to increased maintenance revenues. The growth in maintenance revenues in these periods reflects continued growth in our overall installed customer base compared to the corresponding prior year periods, as well as high retention rates of our existing customers. The modest decrease in consulting revenues in fiscal 2003 was due in part to reduced demand for consulting services, which stemmed from a decrease in new license sales in the period. We expect future service revenues to fluctuate based on new sales of our products and services and the related consulting and maintenance services provided, as well as the demand for upgrades and enhancements to our products.

License Revenues.    License revenues consist of software license fees. The decreases in license revenues in fiscal 2003 and fiscal 2002 reflect a trend in large-market prospects to select our subscription services model, rather than our license model, as the market demand for our outsourced services continues to grow. We believe this trend is in part related to the market’s growing acceptance of outsourced services, limited information technology capital budgets, and limited information technology resources available to manage such business-critical services in a traditional self-hosted license model. We expect future license revenues as a percentage of total revenues to continue to decline in fiscal 2004 as a result of the trend in typical license customers to purchase our solutions through our large-market subscription services.

International Revenues.    We market our software and services through our direct sales organization in the United States, the United Kingdom, and Australia, and through strategic referral and reseller arrangements in the United States and international markets. Revenues from licenses and services to customers outside the United States were $7.6 million, $6.6 million, and $4.4 million in fiscal 2003, 2002, and 2001, respectively. Historically, as a result of the relatively small amount of our international sales, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. As our products and services become more widely accepted in international markets and in particular with the expansion of international functionality within our products and services, we expect international revenues to continue to grow, both in total dollars and as a percentage of total revenues.

Revenue Concentrations.    A substantial amount of our revenues has been derived from the sales of Concur Expense and related services. Revenues from Concur Expense and related services represented approximately 80%, 95%, and 95% of our total revenues in fiscal 2003, 2002, and 2001, respectively. We anticipate that revenues from Concur Expense and related services will continue to represent a significant portion of our total revenues in fiscal 2004. No single customer accounted for more than 10% of our revenues in any of the periods presented.

Cost of Revenues

	Years Ended September 30,
	2003	Change	2002	Change	2001
	(dollars in thousands)
Cost of subscription revenues	$11,093	11.4%	$9,957	15.6%	$8,615
Percentage of subscription revenues	51.3%		96.1%		186.3%
Cost of service revenues	$11,576	0.3%	$11,543	(26.8)%	$15,762
Percentage of service revenues	43.8%		46.4%		66.3%
Cost of license revenues	$545	11.9%	$487	(16.6)%	$584
Percentage of net license revenues	6.3%		4.9%		4.6%

Total cost of revenues	$23,214	5.6%	$21,987	(11.9)%	$24,961
Percentage of net revenues	40.9%		48.8%		60.7%

Cost of Subscription Revenues.    Cost of subscription revenues consists primarily of salaries and related expenses, server and storage fees, telecommunication charges, strategic referral and reseller fees, and amortization of related deferred set-up costs. The $1.1 million increase in cost of subscription revenues in fiscal 2003 reflects a $1.3 million increase in infrastructure costs, such as telecommunication and server storage fees, resulting from the addition of the Captura customer base. The $1.3 million increase in cost of subscription revenues in fiscal 2002 reflects increases in various costs to support a larger customer base, totaling $1.2 million. Of this amount, $0.7 million related to increased infrastructure costs, primarily due to our investment in infrastructure to accommodate the current and future growth of our subscription business. Additionally, referral and reseller fees increased $0.5 million as a result of the increase in sales generated through our strategic partners. The cost of subscription revenues as a percentage of subscription revenues decreased in fiscal 2003 and fiscal 2002 primarily due to the low incremental cost incurred to host each additional new customer. We expect the cost of subscription revenues to increase modestly in fiscal 2004 as we expect the incremental cost to support our anticipated customer growth to remain low.

Cost of Service Revenues.    Cost of service revenues is comprised primarily of the salaries and related expenses (including travel and entertainment expenses) associated with employees and contractors who provide maintenance and consulting services. There have been no material changes in total cost of service revenues in fiscal 2003. The decrease in cost of service revenues in fiscal 2002 was primarily due to a decrease in consulting services personnel, which was made possible by improvements in our solutions and implementation methodology that enable us to provide consulting services more efficiently. In addition, this decrease reflects personnel reductions related to our sale of Concur Human Resources in fiscal 2001, as well as our company-wide cost reduction efforts. Cost of service revenues, both in absolute dollars and as a percentage of service revenues, may vary between periods due to changes in the level and mix of services provided as well as volatility of license sales.

Cost of License Revenues.    Cost of license revenues consists mainly of royalties for sub-licensing third-party software, and, to a lesser extent, the costs of manuals, media, and duplication for our licensed products. There have been no material changes in cost of license revenues in any of the years presented. We expect that the cost of license revenues will continue to fluctuate modestly in relation to changes in the overall demand for our license products as well as the cost for sub-licensing third-party software.

Operating Expenses

	Years Ended September 30,
	2003	Change	2002	Change	2001
	(dollars in thousands)
Sales and marketing	$14,549	(12.7)%	$16,669	(33.2)%	$24,941
Percentage of net revenues	25.6%		37.0%		60.7%
Research and development	$10,356	(2.4)%	$10,606	(35.5)%	$16,449
Percentage of net revenues	18.3%		23.5%		40.0%
General and administrative	$6,710	(1.3)%	$6,800	(36.6)%	$10,729
Percentage of net revenues	11.8%		15.1%		26.1%
Acquisition and restructuring charges	$1,140	(2.3)%	$1,490	460.2%	$266
Percentage of net revenues	2.0%		3.3%		0.6%

Total operating expenses	$32,755	(7.9)%	$35,565	(32.1)%	$52,385
Percentage of net revenues	57.7%		78.9%		127.5%

Sales and Marketing.    Sales and marketing expenses consist of salaries and related expenses (including sales commissions and travel and entertainment expenses) as well as allocated overhead costs, all associated with our sales and marketing personnel, and, to a lesser extent, costs of advertising, trade shows, and other promotional activities. Salaries and related expenses together with allocated overhead costs represented approximately $1.6 million and $7.3 million of the decreases in sales and marketing expenses in fiscal 2003 and fiscal 2002, respectively. These decreases were primarily due to personnel reductions that we were able to effect as a result of measures taken to improve our direct sales force’s productivity and an increase in the productivity of supporting our indirect sales channels, as well as additional reductions related to our sale of Concur Human Resources in fiscal 2001. The remainder of the absolute dollar decreases in sales and marketing expenses were attributable to reductions in costs incurred for advertising and other promotional activities. We expect total sales and marketing expenses in fiscal 2004 to continue to decrease as a percentage of total revenues as existing subscription revenues are not expected to have any incremental sales and marketing costs.

Research and Development.    Research and development expenses consist of salaries and related expenses as well as allocated overhead costs, all associated with employees and contractors engaged in software engineering, program management, and quality assurance. There were no material changes in total research and development expenses in fiscal 2003. The decrease in research and development expenses in fiscal 2002 was primarily related to a reduction in the number of outside contractors and employees engaged in research and development, primarily due to the sale of our Concur Human resources product line in fiscal 2001. In fiscal 2004, we anticipate modest increases in research and development resources as we continue to focus on product innovation and enhancement. However, we expect our total research and development costs to remain relatively consistent with those from fiscal 2003, as we expect expense relating to additional resources to be offset by reductions in overhead and other related costs.

General and Administrative.    General and administrative expenses consist of salaries and related expenses as well as allocated overhead costs associated with employees and contractors in finance, human resources, legal, information technology, and facilities, and to a lesser extent, the provision for bad debts. There were no material changes in total general and administrative expenses in fiscal 2003. Approximately 75% of the absolute dollar decrease in general and administrative expenses in fiscal 2002 was due to our company-wide efforts to reduce costs, which included reductions in salaries and related expenses for employees and contractors, as well as associated overhead costs. Reductions in bad debt expense represented approximately 15% of the absolute dollar decrease in general and administrative expenses in fiscal 2002. During fiscal 2004, we expect general and administrative expenses to increase from fiscal 2003 as a result of increased public company compliance expenses, including costs of complying with the laws and regulations related to the Sarbanes-Oxley Act.

Acquisition and Restructuring Charges.    Acquisition and restructuring charges include in-process research and development, amortization of intangibles, and restructuring costs. Acquisition charges in fiscal 2003 represented amortization of the acquired customer base intangible asset in connection with our July 2002 acquisition of Captura. This intangible is being ratably amortized over five years, consistent with the expected cash flows from the underlying customer contracts. Acquisition charges in fiscal 2002 consisted of a one-time write-off of acquired in-process research and development costs totaling $1.3 million, as well as amortization of the acquired customer base intangible asset. Restructuring charges in fiscal 2001 consisted of restructuring costs of approximately $0.9 million related to the sale of our Concur Human Resources product line, offset by a gain of approximately $0.2 million on the sale of these assets, and a reduction of approximately $0.5 million in the amount accrued for our June 2000 restructuring as a result of changes in the estimated amounts required for severance and related benefits, facilities, and product marketing commitments.

Interest Income and Interest Expense

	Years Ended September 30,
	2003	Change	2002	Change	2001
	(dollars in thousands)
Interest income	$212	(43.6)%	$376	(81.3)%	$2,011
Interest expense	$102	(48.7)%	$199	(72.3)%	$719

Interest Income and Interest Expense.    The decreases in interest income in fiscal 2003 and fiscal 2002 were due to the decreases in cash, cash equivalents and marketable securities upon which we earn interest, and to a lesser extent, to lower interest rates earned on our investment portfolio. The decrease in interest expense in both fiscal 2003 and fiscal 2002 were primarily due to lower outstanding interest-bearing obligations related to bank borrowings and capital lease obligations.

Provision for Income Taxes.    No provision for federal and state income taxes has been recorded as we have accumulated significant net losses since inception, resulting in deferred tax assets. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets.

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2003				Fiscal 2002
For the quarter ended:	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31	Dec 31
	(in thousands, except per share data)
Revenues:
Subscription	$5,725	$5,491	$5,486	$4,902	$3,633	$2,501	$2,224	$2,002
Service	6,295	6,140	7,080	6,928	6,590	6,241	5,872	6,187
License	2,137	2,543	1,244	2,766	2,627	2,322	2,741	2,157

Total revenues	14,157	14,174	13,810	14,596	12,850	11,064	10,837	10,346
Cost of Revenues:
Subscription	2,631	2,596	2,848	3,018	2,859	2,299	2,399	2,400
Service	2,693	2,826	2,984	3,073	2,745	2,906	2,836	3,056
License	157	114	100	174	149	115	112	111

Total cost of revenues	5,481	5,536	5,932	6,265	5,753	5,320	5,347	5,567

Gross profit	8,676	8,638	7,878	8,331	7,097	5,744	5,490	4,779
Operating Expenses:
Sales and marketing	3,468	3,654	3,620	3,807	4,174	4,112	3,981	4,402
Research and development	2,348	2,627	2,674	2,707	2,593	2,649	2,829	2,535
General and administrative	1,632	1,750	1,774	1,554	1,592	1,417	1,624	2,167
In-process research and development	—	—	—	—	1,300	—	—	—
Amortization of intangible assets	285	285	285	285	190	—	—	—

Total operating expenses	7,733	8,316	8,353	8,353	9,849	8,178	8,434	9,104

Income (loss) from operations	943	322	(475)	(22)	(2,752)	(2,434)	(2,944)	(4,325)
Other income, net	61	77	46	9	8	50	24	86

Net income (loss)	$1,004	$399	$(429)	$(13)	$(2,744)	$(2,384)	$(2,920)	$(4,239)

Net income (loss) per share:
Basic	$0.03	$0.01	$(0.01)	$(0.00)	$(0.10)	$(0.09)	$(0.11)	$(0.16)

Diluted	$0.03	$0.01	$(0.01)	$(0.00)	$(0.10)	$(0.09)	$(0.11)	$(0.16)

Shares used in calculation of net income (loss) per share:
Basic	32,062	31,433	30,989	30,435	28,529	26,060	25,856	25,817

Diluted	36,717	35,630	30,989	30,435	28,529	26,060	25,856	25,817

Financial Condition

Our total assets were $43.0 million and $39.7 million at September 30, 2003, and 2002, respectively, representing an increase of $3.3 million, or 8.3%. The increase consisted primarily of greater cash and cash equivalents balances at September 30, 2003, partially offset by decreases in marketable securities and restricted cash balances, as well as depreciation of property and equipment. Cash, cash equivalents, marketable securities, and restricted cash totaled $22.2 million as of September 30, 2003, compared to $17.0 million at September 30, 2002, representing an increase of $5.2 million, or 30.6%.

Our accounts receivable balance, net of allowances for sales and doubtful accounts of $0.5 million and $1.0 million, was $7.9 million and $8.9 million as of September 30, 2003 and 2002, respectively, representing a decrease of $1.0 million, or 11.2%. Average days’ sales outstanding in accounts receivable was 51 days and

64 days for the quarters ended September 30, 2003 and 2002, respectively, and 51 days and 72 days for the years ended September 30, 2003 and 2002, respectively. This improvement in days’ sales outstanding was primarily the result of improved collections of outstanding accounts receivable, as well as a full year of revenue recognized for Captura customers in fiscal 2003, as opposed to only two months of revenue from these customers recognized in fiscal 2002.

Our total current liabilities were $15.2 million and $17.6 million as of September 30, 2003 and 2002, respectively, representing a decrease of $2.4 million, or 13.6%. This decrease consisted primarily of a reduction in accounts payable and accrued liabilities, including accrued costs relating to the acquisition of Captura, totaling $4.0 million, or 47.6%, offset by an increase in deferred revenues resulting from growth in license and maintenance revenues resulting from the continued growth of our installed license customer base.

Liquidity and Capital Resources

Our sources of liquidity as of September 30, 2003 consisted principally of cash and cash equivalents totaling $21.6 million. Our operating activities provided $4.7 million in fiscal 2003 and used $8.3 million and $22.4 million in fiscal 2002 and 2001, respectively. The increase in our cash flow from operations in fiscal 2003 as compared to prior years was primarily a result of continual improvement in our operating results. For fiscal 2002 and 2001, net cash used by operating activities was primarily a result of funding normal, ongoing operations.

Our investing activities provided $0.2 million, $1.6 million, and $37.6 million in fiscal 2003, 2002, and 2001, respectively. Investing activities have consisted primarily of purchases of property and equipment, and purchases and related maturities of marketable securities. Property and equipment acquisitions were lower in fiscal 2003, compared to the corresponding prior year period, primarily due to the build-out of our hosting infrastructure in fiscal 2002. However, acquisition costs paid in fiscal 2003 largely offset the decrease in purchases from fiscal 2002. Cash provided by investing activities was substantially lower in fiscal 2002 than in fiscal 2001, primarily as a result of decreased investments in and maturities of our marketable securities portfolio.

Our financing activities provided $3.0 million in fiscal 2003 and used $1.2 million and $4.8 million in fiscal 2002 and 2001, respectively. Financing activities have consisted primarily of payments made on existing loans and capital leases, offset by the issuance of common stock from the exercise of stock options and in connection with our employee stock purchase plan, and by proceeds from borrowings under our equipment credit facility.

In March 2002, we entered into a loan and security agreement with a bank for a $1.0 million equipment credit facility (“Term I Advance”). The loan and security agreement for the Term I Advance allowed for borrowings in the amount of actual equipment purchases made through December 2002. As of September 30, 2003, the outstanding indebtedness under the Term I Advance was approximately $0.5 million, bears interest at the bank’s prime rate (4.0% at September 30, 2003), and matures in December 2004.

In September 2002, we amended the terms of the loan and security agreement to add Captura as a borrower, and to include a one time additional term loan (“Term II Advance”) of $0.4 million, the proceeds of which were used to refinance certain indebtedness owed by Captura to another creditor. As of September 30, 2003, the outstanding indebtedness under the Term II Advance was approximately was $0.2 million, bears interest at the bank’s prime rate (4.0% at September 30, 2003), and matures in October 2004.

In September 2003, we amended the terms of the loan and security agreement to add a revolving line of credit in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, bearing interest at a rate equal to the bank’s prime rate (4.0% at September 30, 2003). Amounts under this line of credit may be repaid and reborrowed at any time prior to September 2004, at which time all amounts outstanding under this line of credit are due and payable. As of September 30, 2003, no amounts were outstanding under this line of credit. We also added an additional equipment facility (“Term III Advance”) for borrowings in the amount of actual equipment purchases up to $1.0 million, made through September 2004. The Term III Advance bears interest at a rate equal to the bank’s prime rate (4.0% at September 30, 2003), and matures in September 2006. As of September 30, 2003, no amounts were outstanding under the Term III Advance. This amendment also eliminated the restricted cash balance requirement of $1.4 million.

In December 2002, we financed our directors’ and officers’ insurance policy renewal. Borrowings bear interest at 6.25% and mature in November 2003. As of September 30, 2003, the balance owed on this policy was $97,000.

In January 2003, our Board of Directors authorized a stock repurchase program under which we may repurchase up to one million shares of our outstanding stock over a two-year period. Stock purchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any purchases will be made at the then-current market prices, and repurchased shares will be retired. No purchases had been made as of September 30, 2003.

The following are contractual commitments associated with our long-term debt, capital lease, operating lease, and purchase obligations, as of September 30, 2003:

	Payments due by period
Contractual Commitments	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
	(in thousands)
Long-term debt obligations	$672	$107	$—	$—	$779
Capital lease obligations	119	—	—	—	119
Operating lease obligations	1,868	1,295	—	—	3,163
Purchase Obligations (1)	2,052	4,617	—	—	6,669

Total	$4,711	$6,019	$—	$—	$10,730

(1)	Reflects future minimum commitments under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription services offerings.

We believe that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In the future, we may seek additional funds to support our business needs and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed.

Factors That May Affect Financial Condition And Results Of Operations

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

We Rely Heavily On Sales Of Concur Expense Solutions.

Since 1997, we have generated a substantial portion of our revenues from our Concur Expense subscription services and software solutions. We believe that sales of our Concur Expense solutions will continue to account for a large portion of our revenues for the foreseeable future. Our future financial performance and revenue growth will depend, in large part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of our Concur Expense solutions, and our business could be harmed if we fail to deliver the enhancements that customers want with respect to our current and future offerings. There can be no assurance that our services and software solutions will achieve widespread market penetration or that we will derive significant revenues from sales of such solutions.

We Depend On Subscription Services Revenues; Our Future Growth Is Substantially Dependent On Customer Demand For Our Subscription Services Delivery Models.

Revenues from our subscription services delivery models represented 38.1% of total revenues for fiscal 2003. We anticipate that subscription revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced subscription services delivery models. As such, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from the delivery strategies that we and other enterprise software vendors have traditionally employed. To maintain positive margins for our subscription services, our subscription revenues will need to continue to grow more rapidly than the cost of such revenues. There can be no assurance that we will be able to maintain positive gross margins in our subscription services delivery models in future periods. If our subscription services business does not grow sufficiently, we could fail to meet expectations for our results of operations, which could harm our business.

In addition, the cycle for implementing our subscription services can be unpredictable because our service must be integrated with a customer’s existing systems. Any delays in implementation may prevent us from recognizing subscription revenue for periods of time, even when we have already incurred costs relating to the implementation of our subscription services. Furthermore, we may experience unanticipated increases in costs associated with providing our subscription services to customers over the term of our subscription services contracts as a result of inflation, inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our subscription services contracts contain cancellation provisions, and, as a result, we may recognize substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription agreement prior to the end of its term, our operating results could be substantially harmed.

We Depend On Services Revenues; Services Revenues And Services Revenue Margins May Fluctuate Or Decline.

Our services revenues represented 46.6% of total revenues for fiscal 2003. We anticipate that services revenues will continue to represent a significant percentage of our total revenues. The level of services revenues depends largely upon demand for our consulting services and ongoing renewals of customer maintenance contracts by our installed customer base. Our consulting revenues could fluctuate or decline to the extent sales of our subscription services and/or software fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. In addition, our retention rates of customer maintenance contracts may decline in the future. Our ability to increase services revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to recruit and train a sufficient number of qualified services personnel. To the extent that our costs of operating a professional services organization increase, we may not be able to maintain our current margins in this part of our business.

We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict.

Our software license revenues represented 15.3% of total revenues for fiscal 2003. Our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Furthermore we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. General weakened economic conditions have, in recent periods, resulted in more customers restricting their total capital expenditures including expenditures for software licenses. Delays such as this can contribute to the length and unpredictability of our sales cycle for licensed products, making related revenues more difficult to predict and subjecting our operating results to greater volatility on a quarter over quarter basis.

Our Revenue Recognition Policy May Change And Affect Our Earnings.

We believe our current revenue recognition policies and practices are consistent with applicable accounting standards. However, revenue recognition rules for software and service companies are complex and require significant interpretations by management. Changes in circumstances, interpretations, or accounting guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” regarding our current revenue recognition policies.

We Face Significant Competition.

The market for our solutions is intensely competitive and rapidly changing. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. Our principal direct competition comes from independent vendors of Corporate Expense Management software and services, as well as financial institutions and ERP vendors that sell products similar to ours along with their suites of other products and services. Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger total number of customers for their products and services than we do. Some of our competitors, particularly major financial institutions and ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than us. In addition, we anticipate the entrance of new competitors in the future. Increased competition may result in price reductions, reduced gross margins, and change in market share and could have a material adverse effect on our business, financial condition, and results of operations.

Interruption Of Our Operations Could Significantly Harm Our Business.

Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in such equipment, our offices, and our hosting facilities against damage from fire, power loss, telecommunications failures, unauthorized intrusion, and other events. We backup software and related data files regularly and store the backup files at various off-site locations. However, there can be no assurance that our disaster preparedness will eliminate the risk of extended interruption of our operations. In connection with our subscription services, we have engaged third-party hosting facility providers to provide the hosting facilities and certain related infrastructure for such services. We also retain third-party telecommunications providers to provide Internet and direct telecommunications connections for our services. These providers may fail to perform their obligations adequately. Any damage or failure that interrupts our operations or destroys some or all of our data or the data of our customers, whether due to natural disaster or otherwise, could expose us to litigation, loss of customers, or other harm to our business.

We Depend Significantly On Direct Sales.

We market our solutions worldwide to companies ranging from large-market companies with 2,000 or more employees to middle-market companies with less than 2,000 employees. In the large market, we sell our solutions primarily through our direct sales organization. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements.

It Is Important For Us To Continue To Develop And Maintain Strategic Relationships.

We depend on strategic reseller and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, telesales, and internal marketing efforts. For example, more than 75% of our new unit sales of subscription services to middle-market companies in fiscal 2003 occurred through our relationship with ADP, Inc., one of our strategic reseller partners. If we were unable to maintain our existing strategic relationships or enter into additional strategic relationships, we would have to devote substantially more resources to the distribution, sales, and marketing of our products and services. Our success depends in part on the ultimate success of our strategic reseller and referral partners and their ability to market our products and services successfully. Our existing strategic referral partners are not obligated to refer any potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

Our Business Is Difficult To Evaluate.

We incorporated in 1993 and began licensing travel and entertainment expense management software in 1995 under a traditional software licensing model. Since that time, our business model and operating plan have evolved significantly. More recently, in 1999, we introduced our subscription services delivery models, offering our software as a service on an outsourced basis over the Internet. Today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon the growth of our subscription services. Our evolving business model makes our business operations and prospects difficult to evaluate. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in this stage of business operations, particularly companies, such as ours, that are in emerging and rapidly evolving markets.

There Are Risks Associated With International Operations.

Our international operations, which are subject to risks associated with operating abroad, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $7.6 million, $6.6 million, and $4.4 million in fiscal 2003, 2002, and 2001, respectively. These international operations are subject to a number of difficulties and special costs, including:

•	costs of customizing products for foreign countries;

•	laws and business practices favoring local competitors;

•	uncertain regulation of electronic commerce;

•	compliance with multiple, conflicting, and changing governmental laws and regulations;

•	longer sales cycles;

•	greater difficulty in collecting accounts receivable;

•	import and export restrictions and tariffs;

•	potentially weaker protection for our intellectual property than in the United States, and practical difficulties in enforcing such rights abroad;

•	difficulties staffing and managing foreign operations;

•	multiple conflicting tax laws and regulations; and

•	political and economic instability.

Our international operations also face foreign currency-related risks. To date, most of our revenues have been denominated in United States Dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations.

We must also customize our services and products for international markets. For example, our ability to expand into international markets will depend on our ability to develop and support services and products that incorporate the tax laws, accounting practices, and currencies of applicable countries.

Our international operations also increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our services and products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business in international markets.

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

It Is Important For Us To Continue To Manage Changing Business Conditions.

Our future operating results will depend, in part, on our ability to manage changing business conditions, including such conditions as the general economic slowdown, reduced investment in information technology by customers and prospective customers, and reduced business travel and entertainment budgets. If we are unable to manage changing business conditions effectively, our business, financial condition, and results of operations could be materially and adversely affected. Failure to manage our operations with reduced staffing levels may strain our management, financial, and other resources, and could have a material adverse effect on our business, financial condition, and results of operations.

Our Quarterly Revenues And Operating Results May Fluctuate In Future Periods And We May Fail To Meet Expectations Of Investors And Public Market Analysts, Which Could Cause The Price Of Our Common Stock To Decline.

Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	the evolving demand for our services and software;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of execution of large contracts;

•	changes in mix of our services and software offerings;

•	the mix of sales channels through which our services and software are sold;

•	costs of developing new products and enhancements; and

•	global economic and political conditions.

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

Our Lengthy Sales Cycle Could Adversely Affect Our Financial Results.

Because of the high costs involved over a significant period of time, customers for enterprise software solutions typically commit significant resources to an evaluation of available solutions and require us to expend substantial time, effort, and money educating them about the value of our services and software. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly.

Compliance With New Regulations Governing Public Company Corporate Governance And Reporting Is Uncertain And Expensive.

Many new laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act, impose new obligations on public companies. Preparing for and implementing these reforms and enhanced new disclosures, requires us to incur significant additional accounting and legal costs. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

We May Not Successfully Develop Or Introduce New Products Or Enhancements To Existing Products.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of Concur Expense and other solutions, and our business could be harmed if we fail to deliver enhancements to our current and future solutions that customers desire. We have experienced delays in the planned release dates of our software and upgrades, and we have discovered software defects in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our services and products, or customer claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing services and products on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new services or products in the marketplace.

Our Products Might Not Keep Pace With Technological Change.

We must continually modify and enhance our services and products to keep pace with changes in hardware and software platforms, database technology, and electronic commerce technical standards. As a result, uncertainties related to the timing and nature of new product announcements or introductions, or modifications by vendors of operating systems, back-office applications, and browsers and other Internet-related applications, could harm our business.

Security And Other Concerns May Discourage Use Under Our Subscription Services Models.

If customers determine that our subscription services offerings are not sufficiently scalable, do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use or if, for any other reason, customers fail to accept our subscription services for use, our business will be harmed. As part of our subscription services, we receive credit card, travel booking, employee, purchasing, supplier, and other financial and accounting data, through the Internet or extranets, and there can be no assurance that this information will not be subject to computer break-ins, theft, and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, or other harm to our business.

In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any general concern regarding security in the marketplace could deter customers or prospects from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.

Privacy Concerns Are Increasing, Which Could Result In Regulatory Changes That May Harm Our Business.

Personal privacy has become a significant issue in the United States and many other countries in which we operate. The United States and various other countries have recommended limitations on, or taken actions to limit, the use of personal information by those collecting such information. For example, in 1999, Congress enacted the Gramm-Leach-Bliley Act, which contains provisions protecting the privacy of consumer non-public personal information collected by financial institutions. Any new or existing privacy laws, if applicable to our business, could impose additional costs and could limit our use and disclosure of such information. If such privacy laws were deemed to apply to us, we may be required to change our activities and revise or eliminate our services, which could significantly harm our business.

We Rely On Third-Party Software That May Be Difficult To Replace.

We rely on software licensed from third parties in order to offer some of our services and software offerings. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these licenses could result in delays in the sale of our services or software offerings until equivalent technology is either developed by us, or, if available, is identified, licensed, and integrated, which could harm our business.

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

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated. This consolidated lawsuit is one of more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement being negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement agreement would dispose of all remaining claims against us and the individual defendants, without any admission of wrongdoing by us or the individual defendants. The proposed settlement is subject to final approval by the parties and the court. There is no guarantee that the parties or the court will approve the proposed settlement. Should the parties and the court fail to approve the proposed settlement, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

We May Require Additional Financing To Fund Our Operations Or Growth.

In the future, we may be required to seek additional financing to fund our operations or growth. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the use of cash in our stock repurchase program, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. We cannot assure you that such funding will be available on terms that are acceptable to us, or at all. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited.

Our Ability To Protect Our Intellectual Property Is Limited And Our Products May Be Subject To Infringement Claims By Third Parties.

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. We do not own any issued patents or have any patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. We provide our licensed customers with access to object code versions of our software, and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property. There can be no assurance that our means of protecting these proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition.

If We Acquire Companies, Products, Or Technologies, We May Face Risks Associated With Those Acquisitions.

In the future, we may acquire companies or make investments in other companies, products, or technologies. We may not realize the anticipated benefits of our prior or future acquisitions or investments to the extent that we anticipate, or at all. We may have to incur debt or issue equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If any acquisition or investment is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results. Any completed acquisitions would also require significant integration efforts, diverting our attention from our business operations and strategy.

Anti-Takeover Effects Of Our Rights Agreement, Charter Documents, And Delaware Law Could Discourage Or Prevent A Change In Control Of Concur.

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

In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control, including the following: our board of directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights; our stockholders do not have cumulative voting rights, and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock; a special meeting of stockholders may only be called by a majority of our board of directors, the Chairman of our board of directors, or our chief executive officer; our stockholders may not take action by written consent; our board of directors is divided into three classes, only one of which is elected each year; and we require advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Derivatives.    We do not use derivative financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Concur Technologies, Inc.

DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Concur Technologies, Inc.

Redmond, Washington

We have audited the accompanying consolidated balance sheet of Concur Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2003, and the results of their operations and their cash flows for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Seattle, Washington

December 19, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Concur Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Concur Technologies, Inc. (“Concur”) as of September 30, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2002. These financial statements are the responsibility of the management of Concur. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concur at September 30, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Seattle, Washington

November 5, 2002

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except share, per share, and footnote data)

	September 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$21,607	$13,746
Marketable securities	—	2,024
Accounts receivable (1), net of allowances for sales and doubtful accounts of $499 and $1,020 in 2003 and 2002, respectively	7,862	8,918
Prepaid expenses	1,425	872
Other current assets	1,238	1,445

Total current assets	32,132	27,005
Property and equipment, net	1,331	3,003
Restricted cash	550	1,250
Acquired customer base intangible asset, net of amortization	4,370	5,510
Goodwill	3,704	2,179
Deposits and other assets	886	738

Total assets	$42,973	$39,685

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,015	$2,817
Accrued payroll and benefits	945	1,361
Other accrued liabilities (2)	2,518	4,162
Current portion of long-term obligations	768	1,079
Current portion of deferred revenues	9,905	8,179

Total current liabilities	15,151	17,598
Long-term obligations, net of current portion	199	746
Long-term deferred revenues, net of current portion	2,015	1,644
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share: Authorized shares – 5,000,000; No shares issued or outstanding	—	—
Common stock, par value $0.001 per share: Authorized shares – 60,000,000; Issued and outstanding shares – 32,141,993 and 26,155,592 in 2003 and 2002, respectively	237,402	223,500
Common stock issuable – 4,160,410 shares at September 30, 2002	—	8,952
Accumulated deficit	(211,794)	(212,755)

Total stockholders’ equity	25,608	19,697

Total liabilities and stockholders’ equity	$42,973	$39,685

(1)	Includes amounts due from related parties of $0 and $226,000 at September 30, 2003 and 2002, respectively.
(2)	Includes amounts due to related parties of $0 and $145,000 at September 30, 2003 and 2002, respectively.

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements Of Operations

(In thousands, except per share and footnote data)

	Year Ended September 30,
	2003	2002	2001
Revenues:
Subscription	$21,604	$10,360	$4,624
Service	26,443	24,890	23,771
License	8,690	9,847	12,704

Total revenues(1)	56,737	45,097	41,099
Cost of revenues:
Subscription	11,093	9,957	8,615
Service	11,576	11,543	15,762
License	545	487	584

Total cost of revenues(2)	23,214	21,987	24,961

Gross profit	33,523	23,110	16,138
Operating expenses:
Sales and marketing	14,549	16,669	24,941
Research and development	10,356	10,606	16,449
General and administrative	6,710	6,800	10,729
In-process research and development	—	1,300	—
Amortization of intangible assets	1,140	190	—
Restructuring charges	—	—	266

Total operating expenses	32,755	35,565	52,385

Income (loss) from operations	768	(12,455)	(36,247)
Interest income	212	376	2,011
Interest expense	(102)	(199)	(719)
Other income (expense), net	83	(9)	(128)

Net income (loss)	$961	$(12,287)	$(35,083)

Net income (loss) per share:
Basic	$0.03	$(0.46)	$(1.37)

Diluted	$0.03	$(0.46)	$(1.37)

Shares used in calculation of net income (loss) per share:
Basic	31,265	26,571	25,574

Diluted	35,440	26,571	25,574

(1)	Includes sales to related parties of approximately $849,000, $1.6 million, and $3.4 million in the years ended September 30, 2003, 2002 and 2001, respectively.
(2)	Includes payments to related parties of approximately $386,000, $1.1 million, and $0.7 million in the years ended September 30, 2003, 2002 and 2001, respectively.

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements Of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Common stock issuable		Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at October 1, 2000	25,088,081	$222,577	—	$—	$(179)	$(165,385)	$57,013
Issuance of common stock in connection with employee stock purchase plan	529,869	636	—	—	—	—	636
Issuance of common stock from exercise of stock options	196,472	32	—	—	—	—	32
Amortization of deferred stock compensation	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	(35,083)	(35,083)

Balance at September 30, 2001	25,814,422	$223,245	—	$—	$—	$(200,468)	$22,777
Issuance of common stock in connection with employee stock purchase plan	258,224	182	—	—	—	—	182
Issuance of common stock from exercise of stock options	82,946	73	—	—	—	—	73
Common stock issuable in connection with acquisition	—	—	4,160,410	8,952	—	—	8,952
Net loss	—	—	—	—	—	(12,287)	(12,287)

Balance at September 30, 2002	26,155,592	$223,500	4,160,410	$8,952	$—	$(212,755)	$19,697
Issuance of common stock in connection with employee stock purchase plan	310,133	249	—	—	—	—	249
Issuance of common stock from exercise of stock options	980,964	2,843	—	—	—	—	2,843
Issuance of common stock in connection with acquisition, net of issuance costs	4,695,304	10,810	(4,160,410)	(8,952)	—	—	1,858
Net income	—	—	—	—	—	961	961

Balance at September 30, 2003	32,141,993	$237,402	—	$—	$—	$(211,794)	$25,608

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements Of Cash Flows

(In thousands)

	Year Ended September 30,
	2003	2002	2001
Operating activities:
Net income (loss)	$961	$(12,287)	$(35,083)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of deferred stock compensation	—	—	179
Amortization of intangible assets	1,140	190	—
In-process research and development	—	1,300	—
Depreciation	2,835	5,840	6,360
Provision for doubtful accounts and sales allowances	387	(217)	689
Restructuring charges	—	—	(510)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	937	683	4,036
Prepaid expenses, deposits, and other assets	(615)	945	895
Accounts payable	(721)	(265)	(515)
Accrued liabilities	(2,127)	(5,869)	(1,793)
Deferred revenues	1,899	1,359	3,337

Net cash provided by (used in) operating activities	4,696	(8,321)	(22,405)

Investing activities:
Purchases of property and equipment	(1,262)	(1,615)	(2,309)
Purchases of marketable securities	—	(3,959)	(13,547)
Maturities and sales of marketable securities	2,024	6,000	53,500
Acquisition of Captura Software, Inc., net of cash acquired	(550)	1,151	—

Net cash provided by investing activities	212	1,577	37,644

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	2,843	73	32
Issuance of common stock in connection with employee stock purchase plan	249	182	636
Proceeds from borrowings	915	722	—
Payments on borrowings and capital leases	(1,754)	(1,887)	(5,481)
Decrease (increase) in restricted cash balances	700	(300)	—

Net cash provided by (used in) financing activities	2,953	(1,210)	(4,813)

Net increase (decrease) in cash and cash equivalents	7,861	(7,954)	10,426
Cash and cash equivalents at beginning of year	13,746	21,700	11,274

Cash and cash equivalents at end of year	$21,607	$13,746	$21,700

Supplemental disclosure of cash flow information:
Cash paid for interest	$103	$185	$682

Common stock issued in connection with acquisition, net of issuance costs	$1,858	$8,952	$—

See accompanying notes.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements

September 30, 2003

Note 1.    Description of the Company and Summary of Significant Accounting Policies

Description of the Company

Concur Technologies, Inc. (“Concur” or the “Company”) is a leading provider of Corporate Expense Management solutions. These solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater intelligence to their spending patterns. The Company’s subscription service and software solutions include:

•	Concur Expense for travel and entertainment expense management.

•	Concur Payment solutions for the management of employee requests for vendor payments.

•	Value-added solutions that integrate with Concur Expense and Concur Payment, such as Concur Imaging Service™ for imaging of receipts and invoices, Concur Travel Integration™ for end-to-end integration of the travel planning process, Concur Business Intelligence™ for enhanced business intelligence reporting, Concur Total Access™ for expense data entry by voice, laptop, or handheld device when not connected to the Internet, and Concur Transaction Assessment Module™ for the detection of fraudulent expense transactions.

The Company’s solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives for businesses worldwide through flexible subscription services and license delivery models.

•	Subscription Services. The Company provides its solutions as a subscription service to customers on an outsourced basis over the Internet or a dedicated telecommunications connection. The Company offers a variety of service offerings that are tailored to the needs of different customer segments.

•	Large-Market Subscription Services. The Company offers both highly-configurable and standardized subscription services offerings that are marketed primarily to large-market companies with 2,000 or more employees. These services are generally offered on either a “transaction basis,” under which a customer is authorized to use the solutions based on the number of transaction reports submitted by operation of the service, or an “authorized-user basis,” under which a customer is authorized to use the solutions based on the number of users that are authorized to submit transaction reports by operation of the service. Fees typically include a one-time set-up fee and recurring subscription fees for the subscription service. Some customers of these subscription services purchase (or have previously purchased) an up-front license for the software. In those cases, the customer typically pays a one-time set up fee and recurring subscription fees only for hosting and application management services.

•	Middle-Market Subscription Services. The Company offers standardized subscription services offerings that are marketed primarily to middle-market companies with less than 2,000 employees. These services are typically offered on an authorized user basis. Fees typically include a one-time set-up fee and recurring subscription fees for the service.

•	License Models. The Company licenses its software to customers that want highly-configurable solutions that are typically installed at the customer’s premises on customer-furnished equipment, managed by the customer, and accessed over a corporate intranet. These software licenses are generally offered on either a transaction basis or an authorized-user basis.

The Company offers its products through a direct sales organization as well as through indirect channels. The Company was originally incorporated in the state of Washington on August 19, 1993 and operations commenced during 1994. On November 25, 1998, the Company was reincorporated in the State of Delaware and it completed the initial public offering of its common stock on December 16, 1998.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Concur and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition Policy

Revenue Recognition.    The Company recognizes revenue in accordance with accounting standards for software and service companies including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), the consensus reached in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), the United States Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”), SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and related interpretations, including AICPA Technical Practice Aids.

The Company derives its revenues from the delivery of subscription services, software maintenance services, consulting and training services, and the sale of licensed software.

Subscription revenues consist of monthly fees paid for services provided under the Company’s subscription delivery models, together with related value-added services and the amortization of one-time set-up fees in connection with those services. Subscription monthly fees are recognized monthly as the service is provided to the customer. In arrangements that include only subscription services, subscription set-up fees are recorded to deferred revenue and recognized over the subscription service period. The associated direct and incremental costs, such as labor and commissions, are deferred and expensed over the subscription service period. In certain subscription offerings, the subscription service period is open-ended and, therefore, the date upon which the monthly fees will end is undetermined. For these offerings, the subscription set-up fees, as well as the associated direct and incremental costs, are typically deferred and recognized over the expected lives of the customer relationships, which are typically two to five years, based on the particular service offering and the Company’s experience in delivering that offering. The Company continues to evaluate and adjust the length of these amortization periods as it gains more experience with customer contract renewals and contract cancellations. Based on that experience, it is possible that, in the future, the estimates of expected customer lives may change and, in such event, the period over which such subscription set-up fees are amortized will be adjusted. Additionally, subscription revenues are adjusted for estimates in sales allowances on subscription revenues, which are based on the Company’s historical collection experience.

Service revenues consist of fees for software maintenance and consulting services. Software maintenance services relate to software license arrangements, and include technical support and the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Fees for software maintenance services are deferred and recognized ratably over the respective maintenance terms, which are typically one year. Consulting services consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting service fees are primarily billed and recognized as revenue on a time-and-materials basis. In some instances, the Company sells its consulting services under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis. Additionally, service revenues are adjusted for estimates in sales allowances on service revenues, which are based on the respective historical collection experience.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

In service arrangements that include both consulting and subscription services, but not the license of our software, the Company applies the provisions of a new accounting pronouncement, which applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This new accounting pronouncement provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. This pronouncement addresses how contract consideration should be measured and allocated to the separate deliverables in an arrangement. In applying this guidance, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together and should, therefore, be evaluated as a single contractual arrangement. Under this new guidance, the consulting services are recognized as performed if they qualify as a separate unit of accounting within the arrangement. The consulting services qualify as a separate unit of accounting if they have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the subscription services, and delivery or performance of the subscription services is considered probable and substantially in the control of the Company. The Company has determined that, in these service arrangements, the consulting services qualify as a separate unit of accounting, and accordingly, the consulting revenue is recognized as the services are performed. Prior to the adoption of this new accounting pronouncement, the consulting revenue in these arrangements was typically deferred and recognized over the expected lives of the customer relationships.

License revenues consist of all fees earned from granting customers licenses to use the Company’s software products. The Company recognizes license revenues when it obtains a contract signed by the customer, it has delivered the software, the amount of the transaction is fixed or determinable, collection is probable, and vendor-specific objective evidence of fair value exists for any undelivered element of the arrangement. Elements are deliverables such as products and services contractually provided for in an arrangement. Elements included in the Company’s multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services, and subscription services. Separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together, and therefore, are evaluated as a single contractual arrangement.

In software license arrangements that include rights to multiple elements, the Company allocates the total arrangement fee among each of the elements using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of their fair value and the residual amounts of revenue are allocated to the delivered elements. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction.

In software license arrangements where the Company also provides consulting services, software license revenues are generally recognized upon delivery of the software, provided that the above criteria are met, payment of the license fees is not dependent upon the performance of the consulting services, and the consulting services are not essential to the functionality of the licensed software. If the Company determines that the consulting services are essential to the functionality of the licensed software, or payment of the software license fees is dependent upon the performance of the consulting services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting. The Company typically does not consider the consulting services to be essential to the functionality of the software, and therefore, revenues related to software licenses are typically recognized upon delivery of the software and revenues related to consulting services are recognized as the services are performed. If collection is not considered probable, revenue is recognized when the fees are collected. If the fees are not fixed or determinable, revenue is recognized as payments become due from the customer. If non-standard acceptance periods or non-standard performance criteria are required, revenues are recognized upon the earlier of satisfaction of the acceptance/performance criteria or the expiration of the period, if applicable.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

In software license arrangements where the Company also provides subscription hosting services for its licensed software products, a software element is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for the customer to either run the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other software license criteria mentioned above, then the license revenue is recognized when the software is delivered, and the subscription revenues are recognized as delivered. The subscription set-up fees therefore are recognized in full upon commencement of the subscription services. The associated direct and incremental set-up costs, such as labor and commissions, are matched with the related subscription revenues, and therefore, are treated as deferred costs and then fully expensed upon commencement of the subscription services. Subscription usage fees are recognized monthly as the service is provided to the customer. If the arrangement does not meet the criteria mentioned above, the Company combines the software license fees with all the subscription fees and recognizes them over the subscription service period.

Portions of the Company’s revenues are generated from sales made through its reseller partners. When the Company assumes a majority of the business risks associated with performance of the contractual obligations, the associated revenues are recorded on a gross basis, with amounts paid to the reseller partners recognized as cost of sales. The Company’s assumption of such business risks is evidenced when, among other things, the Company takes responsibility for delivery of the product or service, establishes pricing of the arrangement, and is the primary obligor in the arrangement. Where the reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, the associated revenues are recorded net of the amounts paid to the reseller partner.

Software license contracts typically include an industry-standard software performance warranty provision. The Company accounts for potential warranty claims in accordance with the guidance prescribed by the Financial Accounting Standard Board (“FASB”) in its Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. Historically, the Company has experienced minimal warranty claims. The standard software license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

Stock-Based Compensation

The Company issues stock options to its employees and outside directors pursuant to its stock option plans and provides employees the right to purchase stock pursuant to its employee stock purchase program. The Company accounts for all its employee stock-based compensation arrangements under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under this method, no stock-based employee compensation cost has been reflected in the Company’s net income (loss) for any of the fiscal years presented, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), requires companies that continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for stock-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The estimated fair value of the stock purchases under the employee stock purchase plan is amortized over the related purchase

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

periods, ranging from 6 to 24 months. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock option and employee stock purchase plans under the fair value method of accounting of SFAS 123, as amended:

	Years Ended September 30,
	2003	2002	2001
	(in thousands, except per share data)
Net income (loss) as reported	$961	$(12,287)	$(35,083)
Stock-based compensation expense, as reported	—	—	—
Pro forma compensation expense under SFAS 123	1,885	2,305	6,294

Pro forma net loss	$(924)	$(14,592)	$(41,377)

Basic net income (loss) per share:
As reported	$0.03	$(0.46)	$(1.37)
Pro forma	$(0.03)	$(0.55)	$(1.62)
Diluted net income (loss) per share:
As reported	$0.03	$(0.46)	$(1.37)
Pro forma	$(0.03)	$(0.55)	$(1.62)

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

The fair value of options granted and employee stock purchase plan shares issued by the Company were estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Years Ended September 30,
Employee and Director Stock Option Plans	2003	2002	2001
Expected life from vest date (in years)	2.00	2.00	1.00
Risk-free interest rate	2.57%	3.90%	4.75%
Volatility	0.85	0.96	1.55
Dividend yield	—	—	—
Weighted average fair value	$2.10	$0.92	$1.30

	Years Ended September 30,
Employee Stock Purchase Plan	2003	2002	2001
Expected life from vest date (in years)	1.49	1.04	0.49
Risk-free interest rate	2.41%	2.70%	6.06%
Volatility	1.03	1.10	1.23
Dividend yield	—	—	—
Weighted average fair value	$0.91	$0.47	$1.97

Cash and Cash Equivalents

All highly liquid financial instruments purchased with maturities of three months or less at purchase are reported as cash equivalents.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Marketable Securities

Marketable securities are stated at fair value at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified its marketable securities as available-for-sale under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At September 30, 2002, the fair value of marketable securities (consisting primarily of corporate bonds) approximated their cost. Therefore, no unrealized gain or loss has been recorded.

Fair Values of Financial Instruments

The Company has the following financial instruments: cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, accrued liabilities, long-term debt, and capital lease obligations. The carrying value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt and capital lease obligations at fiscal year end approximated fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

Research and Development Costs

Research and development costs associated with computer software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any research and development costs to date associated with computer software products to be sold, leased, or otherwise marketed.

Internal-Use Software

The Company capitalizes certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). Software development costs are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company’s policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2003, capitalized software costs amounted to approximately $150,000, consisting of direct costs associated with the development of certain software applications used in providing the Company’s subscription services. These capitalized costs will be ratably amortized, using the straight-line method, over the estimated useful lives of the related applications.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Segment Information

The Company operates in a single business segment related to Corporate Expense Management software and services.

Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) was the same as its net income (loss) for all fiscal years presented.

Advertising and Marketing Costs

Costs of marketing materials and advertising expenditures are charged to operations when the materials are used or the advertising is first released. Advertising costs were approximately $115,000, $304,000, and $753,000 in the fiscal years ended September 30, 2003, 2002, and 2001, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which utilizes the liability method of accounting for income taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Property and Equipment

Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method for financial reporting purposes over estimated useful lives ranging from two to five years. Depreciation expense includes amounts amortized for assets recorded under capital leases. Leasehold improvements are amortized over the shorter of the lease term or expected useful life of the improvements.

Allowances for Sales and Doubtful Accounts

The Company records an estimated provision for sales allowances to subscription and service revenues in the period in which the related revenues are recorded. The Company records sales allowances based on its historical experience, including a review of its experience related to price adjustments and credits issued.

The Company makes judgments as to its ability to collect outstanding receivables, and provides an allowance for doubtful accounts, included in general and administrative expenses. In estimating allowances for doubtful accounts, the Company considers specific receivables when collection is doubtful, as well as an analysis of historical bad debt experience and current economic trends.

Business Combinations and Valuation of Intangible Assets

The Company accounts for business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Under the purchase method of accounting, results of operations of the acquired business are included in the financial statements of the acquiring company from the date of acquisition. Net assets of the

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

acquired company are recorded at their fair value at the date of acquisition. Amounts allocated to in-process research and development are expensed in the period of acquisition. As required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company has not amortized goodwill, but instead tests goodwill for impairment periodically and records any necessary impairment in accordance with SFAS 142. Identifiable intangibles, such as the acquired customer base, are amortized over their expected economic lives in proportion to their expected future cash flows.

Impairment of Goodwill and Certain Other Long-Lived Assets

The Company tests goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill no longer be amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. The Company has determined that it has only one reporting unit. Goodwill is tested for impairment annually in a two-step process. First, the Company determines if the carrying value of the related reporting unit exceeds its fair value, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. The Company performed its initial test for impairment as of October 1, 2002, the date of adoption of SFAS 142, and the required annual test, in March 2003, and determined in each case that goodwill was not impaired.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period, plus the dilutive effect of outstanding stock options and warrants during the period, using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended September 30,
	2003	2002	2001
	(in thousands, except per share data)
Net income (loss)	$961	$(12,287)	$(35,083)

Weighted average shares of common stock outstanding (1)	31,265	26,571	25,574
Dilutive effect of employee stock options (2)	4,175	—	—
Dilutive effect of warrants (3)	—	—	—

Dilutive weighted average shares of common stock outstanding	35,440	26,571	25,574

Basic net income (loss) per share:	$0.03	$(0.46)	$(1.37)
Diluted net income (loss) per share:	$0.03	$(0.46)	$(1.37)

(1)	Shares relating to the acquisition of Captura Software, Inc. (“Captura”) have been included in the computation of weighted average shares outstanding for fiscal 2003. The shares issuable as of September 30, 2002 were included from the date of acquisition.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

(2)	Excludes the effect of 1.0 million, 3.0 million, and 4.9 million shares of common stock subject to outstanding options in fiscal 2003, 2002, and 2001, respectively, as their effect is anti-dilutive.
(3)	Excludes the effect of 2.5 million, 3.5 million, and 5.3 million shares of common stock subject to outstanding warrants during fiscal 2003, 2002, and 2001, respectively, as their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on the Company’s financial statements. The Company has used estimates in determining certain provisions, including allowances for sales and doubtful accounts, product warranties, useful lives of property and equipment, valuation and useful lives of intangible assets, valuation of assets and liabilities acquired from Captura, deferred set-up costs, expected lives of customer relationships, and tax reserves.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and trade receivables. These instruments are generally unsecured and uninsured. The Company maintains the majority of its cash balances with one financial institution. Accounts receivable are typically unsecured and are derived from revenues earned from customers across several different geographic areas primarily located in the United States operating in a wide variety of industries and geographic areas. No single customer accounted for greater than 10% of the Company’s revenues in any of the periods presented. No customer represented greater than 10% of outstanding accounts receivable at September 30, 2003. At September 30, 2002, one customer represented approximately 14% of outstanding accounts receivable. The Company typically does not require collateral or other security to support credit sales but provides allowances for sales and doubtful accounts based on historical experience and specific identification.

Foreign Currency Translation

Concur has subsidiaries located in the United Kingdom and Australia. The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the year. The translation adjustments resulting from this process were insignificant at September 30, 2003 and 2002. Gains and losses on foreign currency transactions are included in the consolidated statements of operations as incurred. To date, net gains and losses on foreign currency transactions have not been significant.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. SFAS 142 is required to be adopted for fiscal years beginning after December 15, 2001; however, certain provisions of SFAS 142 must be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001, even if an entity has not adopted SFAS 142 in its entirety. The provisions of SFAS 142 applied to the Company’s goodwill and intangibles acquired as a result of its acquisition of Captura on July 31, 2002. The Company adopted SFAS 142 in its entirety beginning October 1, 2002. The adoption of SFAS 142 in its entirety did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In December 2002, the FASB issued SFAS 148. This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 effective January 1, 2003.

In November 2002, the EITF published its consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. In applying this consensus, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. EITF 00-21 addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. The provisions of EITF 00-21 became effective for the Company on July 1, 2003, and apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Prior to the adoption, for those arrangements that included both subscription and consulting services and no software license elements, the consulting revenue was typically deferred and recognized over the expected lives of the customer relationships. Under EITF 00-21, the consulting services are recognized as performed if they qualify as a separate unit of

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

accounting within the arrangement. The consulting services qualify as a separate unit of accounting if they have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the subscription services, and delivery or performance of the subscription services is considered probable and substantially in the control of the Company. The Company has determined that, in arrangements that include both consulting and subscription services and no software license elements, the consulting services qualify as a separate unit of accounting, and accordingly, the consulting services are recognized as performed. The application of the consensus reached in EITF 00-21 did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. In addition, FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements became effective for the Company on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. As amended by FASB Staff Position No. FIN 46-6, FIN 46 is effective for variable interests in a variable interest entity created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no contractual relationship or other business relationship with a variable interest entity; therefore, the adoption of FIN 46 is not expected to have a material effect on its consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective as of October 1, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

In July 2003, the EITF reached a consensus on Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”). On August 13, 2003, the FASB ratified the EITF’s consensus. This issue addresses whether non-software deliverables (elements) included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. Software-related elements include software products and services such as those listed in SOP 97-2, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality. If the software element that is more than incidental to the products or services as a whole is not essential to the functionality of any of the unrelated elements, the unrelated elements would not be considered software-related, and therefore, would be excluded from the scope of SOP 97-2. In interpreting EITF 03-5, the Company has determined that, in software arrangements that also include various subscription services, the software element is not essential to the functionality of the subscription services. Currently, in accordance with SOP 97-2, in those software arrangements that also include various subscription services, the Company defers and then recognizes the subscription set-up fees in full upon commencement of the subscription services. The associated direct and incremental costs, such as labor and commissions, are matched with the related subscription revenues, and therefore, are treated as deferred costs and then fully expensed upon commencement of the subscription services. When EITF 03-5 is adopted, because the Company has determined that the software element is not essential to the functionality of the subscription services, the subscription set-up fees as well as the associated direct and incremental costs, such as labor and commissions, will be matched with the subscription monthly revenue and recognized over the subscription service period. The provisions of EITF 03-5 will become effective for the Company on October 1, 2003. The Company is currently evaluating the impact that the application of this consensus will have on its consolidated financial position and results of operations.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. As of September 30, 2002, deferred revenues were presented net of certain deferred setup costs totaling approximately $1.417 million. Such prior year amounts have been reclassified to conform to current year presentation, and are presented separately as a component of current and long-term other assets.

Note 2.     Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,
	2003	2002
Computer hardware and software	$15,928	$14,801
Furniture and equipment	655	653
Leased equipment	6,008	6,008
Leasehold improvements	943	915

Property and equipment, gross	23,534	22,377

Less accumulated depreciation	(22,203)	(19,374)

Property and equipment, net	$1,331	$3,003

Accumulated depreciation on leased equipment was approximately $6.0 million and $6.0 million at September 30, 2003 and 2002, respectively.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 3.    Acquisition of Captura Software, Inc.

On July 31, 2002, the Company announced and completed its acquisition of Captura (the “Acquisition”). Concur accounted for the Acquisition under the purchase method of accounting, in accordance with SFAS 141. Results of Captura’s operations are included in the combined enterprise’s statement of operations beginning August 1, 2002. The Company acquired Captura to strengthen its customer base and provide the Company with an additional source of predictable recurring revenue from customers of Captura’s hosted solutions. Prior to the Acquisition, Captura was a privately-held corporation that provided Corporate Expense Management solutions under its licensed or subscription services offerings.

In connection with the Acquisition, all of the outstanding equity securities of Captura were to be exchanged for up to approximately 5.2 million shares of our common stock, representing approximately 16.6% ownership of the combined enterprise as of the date of the Acquisition, and up to approximately $2 million in cash. The Acquisition consideration of stock and cash was subject to certain adjustments and escrow provisions, including the following: (a) an indemnity escrow of up to approximately 520,000 shares of Concur’s common stock and up to approximately $200,000; (b) a reduction of the cash consideration by amounts primarily relating to payments made by Captura to former Captura employees in connection with Captura’s pre-existing retention bonus plan; and (c) a reduction in stock consideration of up to approximately 1.1 million shares if certain additional customer agreements were not signed by September 30, 2002, as identified in the Acquisition agreement.

As of September 30, 2002, the Company estimated that up to approximately $1.1 million in cash was payable, and up to approximately 4.2 million shares of Concur’s common stock were issuable, to the sellers of Captura. Of the estimated shares, approximately 3.7 million shares were valued for purchase accounting purposes using the five-day average closing price of the Company’s common stock two days prior to and two days after July 31, 2002. The remaining approximately 520,000 shares were originally subject to contingencies and were valued for purchase accounting purposes using the closing price of the Company’s common stock as of September 30, 2002, the date the related contingencies were resolved. Estimated cash payable was included in accounts payable as of September 30, 2002, and the fair value of the estimated 4.2 million shares of common stock was included in common stock to be issued.

On December 16, 2002, the Company entered into an amendment to the agreement governing the Acquisition, which memorialized the resolution of all outstanding post-closing contingencies and escrow items with respect to the consideration under such agreement. The total consideration in the Acquisition was 4,695,304 shares of Concur’s common stock, representing approximately 15.2% ownership of the combined enterprise as of December 16, 2002. The additional shares issued were valued as of the date of the amendment, resulting in an increase in stockholders’ equity of $1.9 million. The amendment also eliminated all cash consideration otherwise payable in connection with the Acquisition, which caused a reduction of $1.1 million in accounts payable. The increase in equity, offset by the elimination of the cash consideration payable, resulted in an increase in goodwill related to the Acquisition of $0.8 million.

In addition, during fiscal 2003, certain adjustments related to determining the fair values of assets and liabilities acquired were recorded during the allocation period to increase goodwill, and totaled approximately $0.7 million. These fair value adjustments were primarily the result of the identification and quantification of assets and liabilities that existed prior to the Acquisition.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

The adjusted purchase consideration and preliminary purchase price allocation is as follows:

	Balance at September 30, 2003	Balance at September 30, 2002
	(in millions, except share data)
Purchase Consideration
Cash payable	$—	$1.1
Concur’s common stock, 4,695,304 shares issued and 4,160,410 share issuable at September 30, 2003 and 2002, respectively	10.8	9.0
Transaction costs	0.7	0.6

	$11.5	$10.7
Purchase Price Allocation
Cash and cash equivalents	$1.3	$1.3
Accounts receivable	3.4	3.2
Prepaid expenses and other current assets	0.8	0.8
Property and equipment	0.4	0.5
Deposits and other assets	0.3	0.4
In-process research and development	1.3	1.3
Acquired customer base intangible	5.7	5.7
Accounts payable	(2.0)	(1.5)
Accrued payroll and benefits	(0.4)	(0.4)
Deferred revenue	(1.8)	(1.6)
Debt obligations	(1.2)	(1.2)

	$7.8	$8.5

Goodwill Relating to Acquisition	$3.7	$2.2

The acquired customer base intangible has an expected life of five years, based on the expected cash flows from the customer contracts, and therefore the Company is amortizing this intangible over a five year period. In accordance with SFAS 142, goodwill will not be amortized, but will instead be tested for impairment annually (see Note 1). In connection with this acquisition, the Company acquired significant net operating losses and resulting deferred tax assets. A valuation allowance in the full amount of the net deferred tax asset balance has been established as sufficient uncertainty exists regarding the ability to realize such tax assets in the future. If, in the future, the Company is able to realize these deferred tax assets, the valuation allowance will first be relieved against goodwill.

Basis, methods and estimates used in the purchase consideration and allocation

The company engaged a third-party appraiser to perform the valuation of the in-process research and development and intangible assets acquired in the Acquisition, and to assist in the allocation of the purchase price. The following values have been allocated to the intangible assets and acquired in-process research and development based on their fair values as determined by the appraisal: $5.7 million to acquired customer base intangible, and $1.3 million to acquired in-process research and development. The excess of the total purchase price over the fair value of all identifiable assets acquired, net of liabilities, amounted to $3.7 million and $2.2 million in goodwill as of September 30, 2003 and 2002, respectively.

In-process research and development

As a result of the Acquisition and the appraisal, certain elements of Captura’s technology were identified as having value for Concur’s current and future development efforts, and accordingly were identified as in-process

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Acquisition Costs

Direct and incremental transaction fees included all professional fees paid in relation to the transaction, such as legal, accounting, and consulting charges, totaling approximately $0.7 million. As of September 30, 2003, the remaining unpaid balance of acquired liabilities and transaction costs totaled approximately $0.5 million.

Intangible assets

Concur’s intangible assets resulting from the Captura Acquisition were comprised of the acquired customer base intangible asset and goodwill. The acquired customer base intangible asset was based primarily on all Captura customer contracts signed as of September 30, 2002, ranging in term from 2 to 5 years, and having an average remaining life of 2 years.

Due to Captura’s limited historical experience, most of the acquired contracts were assumed to renew for one 3-year term. The future cash flows provided by these contracts are almost entirely subscription based, and as a result, will generate an equal and ratable stream of monthly cash flows.

In the valuation process, a form of the income approach, commonly referred to as the excess-earnings method, was used to estimate the value of the acquired customer base. The excess-earnings method captures the value of an intangible asset by discounting to present value the earnings generated by the asset that remain after deduction of a return on other contributory assets. These other assets include working capital, fixed assets, and other intangible assets.

The estimated net cash flow attributed to the customer base was discounted to present value. Based on the excess earnings method, the value of the acquired customer base was estimated to be $5.7 million. The acquired customer base intangible will be amortized over the anticipated life of those relationships, which was estimated to be five years.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the timing and amounts of amortization of the acquired customer base intangible asset:

	September 30,
	2003	2002
	(in thousands)
Acquired customer base intangible asset:
Gross carrying amount	$5,700	$5,700
Accumulated amortization	(1,330)	(190)

Acquired customer base intangible asset, net	$4,370	$5,510
Aggregate amortization expense:
Charged to expense each period	$1,140	$190
Estimated remaining amortization expense:
Fiscal 2004	$1,140
Fiscal 2005	$1,140
Fiscal 2006	$1,140
Fiscal 2007	$950

Note 4.    Long-term Debt Obligations

In March 2002, the Company entered into a loan and security agreement with a bank for a $1.0 million equipment credit facility (“Term I Advance”). The loan and security agreement for the Term I Advance allowed for borrowings in the amount of actual equipment purchases made through December 2002. As of September 30, 2003, the outstanding indebtedness under the Term I Advance was $451,000, bears interest at the bank’s prime rate (4.00% at September 30, 2003), and matures in December 2004.

In September 2002, the Company amended the terms of the loan and security agreement to add Captura as a borrower, and to include an additional term loan of $0.4 million, the proceeds of which were used to refinance certain indebtedness owed by Captura to another creditor. As of September 30, 2003, the outstanding indebtedness under the Term II Advance was $213,000, bears interest at the bank’s prime rate and matures in October 2004. There were no additional borrowings available under this additional term loan as of September 30, 2002.

In September 2003, the Company amended the terms of the loan and security agreement to:

•	Add a revolving line of credit (“Revolving Advances”) in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, bearing interest at a rate equal to the bank’s prime rate, of which borrowings may be repaid and reborrowed at any time prior to September 23, 2004, at which time all advances under the Revolving Advances become due and payable. As of September 30, 2003, no amounts were borrowed or due under this Revolving Advances line of credit.

•	Add an additional equipment facility (“Term III Advance”) for advances in the amount of actual equipment purchases, up to $1.0 million, made through September 25, 2004, at which time no additional borrowings are available under this Term III Advance. The Term III Advance bears interest at a rate equal to the bank’s prime rate and matures on September 26, 2006. As of September 30, 2003, no amounts were borrowed or due under the Term III Advance.

•	Eliminate the restricted cash balance requirement of $1.4 million.

•	Add a covenant requiring a minimum adjusted quick ratio of at least 1.5 to 1.0 at all times, measured as of the last day of each calendar month. The minimum adjusted quick ratio is calculated by dividing the Company’s quick assets by its current liabilities.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

•	Add a covenant requiring a minimum tangible net worth of at least $6.0 million at all times, measured as of the last day of each calendar month.

All advances under the amended loan and security agreement call for equal monthly principal payments plus accrued interest, respective of the amounts borrowed, to be made through their respective maturity dates, unless repaid at dates earlier than their respective maturity dates. The Company may prepay any advance without penalty or premium. The amended loan and security agreement is secured by a blanket lien against all corporate assets. The Company must also maintain its principal depository and operating accounts with the bank or one of its affiliates. Additionally, under the terms of the amended loan and security agreement, the Company is prohibited from paying any dividends or making certain other types of distributions without the bank’s approval, except for distributions or dividends payable solely in the Company’s securities. The company was in compliance with all applicable covenants as of September 30, 2003.

In December 2002, the Company financed its directors’ and officers’ insurance policy renewal. Borrowings bear interest at 6.25% and mature in November 2003. As of September 30, 2003, the balance owed on this policy was $97,000.

Long-term debt at September 30, 2003, and 2002 consists of:

	2003	2002
	(In thousands)
Bank equipment credit facility	$664	$722
Bank term loan	—	393
Directors’ and officers’ insurance policy	97	—

Total long-term debt	761	1,115

Less current portion	(654)	(495)

Long-term debt, net of current portion	$107	$620

Future maturities of long-term debt as of September 30, 2003, are as follows:

(In thousands)
Fiscal 2004	$654
Fiscal 2005	107

Total	$761

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 5.    Commitments

The Company leases office space and equipment under non-cancelable operating and capital leases. The Company leases its headquarters in Redmond, Washington under an operating lease expiring in May 2005. The Company has the option to extend the Redmond lease for one additional five-year term. Total rent expense for fiscal 2003, 2002, and 2001 was $1.9 million, 2.1 million, and $2.5 million, respectively. The Company is required to provide a $50,000 letter of credit as security for the lease.

Future minimum payments under non-cancelable contracts are as follows (in thousands):

	Capital Leases	Operating Leases	Third Party Hosting Services
Fiscal year ended September 30:
2004	$119	$1,868	$2,052
2005	—	1,295	1,617
2006	—	—	1,600
2007	—	—	1,400

Total future minimum payments	119	$3,163	$6,669

Less amount representing interest	(5)

Present value of net minimum capital lease obligations	114
Less current portion of obligations	(114)

Capital lease obligations, net of current portion	$—

Deferred rent expense relating to office leases was $92,000 and $110,000 as of September 30, 2003 and 2002, respectively. These amounts have been included in long-term obligations in the accompanying balance sheets.

At September 30, 2003 and 2002, restricted cash includes $500,000 to secure the daily transactions processed in connection with our middle-market subscription services.

Note 6.    Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Federal net operating loss carryforwards	$82,521	$80,213
Tax credit carryforwards	5,900	5,236
Expenses not currently deductible, deferred revenue, and other	4,340	6,037
State deferred tax attributes	5,229	5,183
International net operating losses	1,804	1,500

Total deferred tax assets	99,794	98,169
Valuation allowance	(99,794)	(98,169)

	$—	$—

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

A valuation allowance in the full amount of the net deferred tax asset balance has been established as sufficient uncertainty exists regarding the ability to realize such tax assets in the future. The net change in the valuation allowance during the years ended September 30, 2003 and 2002 was $1.6 million and $41.5 million, respectively.

The difference between the federal statutory tax rate and the effective tax rate of zero is due to the Company incurring net tax operating losses for all years since inception. At September 30, 2003, the Company had federal net operating loss and credit carryforwards in the amount of $248.6 million, which will expire between 2010 and 2023. Changes in ownership, as defined by Section 382 of the IRS Code, may limit the amount of net operating loss carryforwards used in any one year.

Note 7.    Stock Option Plans and Employee Stock Purchase Plan

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

In August 1998, the Board adopted the 1998 Equity Incentive Plan (the “1998 Plan”), the 1998 Director Stock Option Plan (the “Director Plan”), and the 1998 Employee Stock Purchase Plan (the “ESPP”). The 1998 Plan authorizes issuance of up to 7,490,000 shares of common stock upon the exercise of stock options or otherwise pursuant to the 1998 Plan. The Director Plan authorizes issuance of up to 640,000 shares of common stock upon the exercise of stock options. As of September 30, 2003, the ESPP authorizes the issuance of up to 1,536,298 shares of common stock, subject to automatic annual increases as stated in the ESPP. During fiscal 2003, 2002, and 2001, employees purchased 310,133 shares, 258,224 shares, and 529,869 shares, respectively, under the ESPP. As of September 30, 2003, there are 206 shares still available for purchase under the ESPP. The purchase of shares of common stock by employees under the ESPP is limited under the terms of the plan to the actual number of shares available for purchase during the specific period.

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

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

July 15, 2002, and the Company issued options to purchase approximately 230,000 shares of common stock, each at an exercise price of $1.87 per share, the closing price of a share of the Company’s common stock as reported on the NASDAQ National Market on that date. For financial reporting purposes, there were no stock compensation charges as a result of the implementation of the program.

A summary of the Company’s stock option activity under the 1994 Plan, the 1998 Plan, the 1999 Plan, and the Director Plan is as follows:

For the Year Ended:	September 30, 2003		September 30, 2002		September 30, 2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	6,701,440	$4.42	6,003,000	$7.09	6,341,377	$9.61
Granted	1,984,274	3.28	1,832,885	1.32	2,184,777	1.40
Exercised	(980,964)	2.90	(82,946)	0.88	(196,472)	0.18
Cancelled	(1,049,126)	4.53	(1,051,499)	14.55	(2,326,682)	9.25

Balance at end of year	6,655,624	4.27	6,701,440	4.42	6,003,000	7.09

Exercisable at end of year	3,585,013	5.68	3,465,713	6.18	2,340,325	8.88

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at September 30, 2003 for selected exercise price ranges is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.13 – 0.38	581,863	3.65 years	$0.30	571,769	$0.30
0.42 – 0.85	937,181	8.11	0.85	421,830	0.85
0.91 – 1.48	706,954	7.38	1.17	449,928	1.15
1.54 – 1.63	151,825	7.33	1.62	88,936	1.62
1.69 – 1.78	1,342,868	9.00	1.78	2,045	1.73
1.80 – 3.59	680,763	8.30	2.31	265,326	2.41
3.69 – 4.05	143,754	8.14	4.01	66,593	4.00
4.06 – 6.00	1,006,820	7.00	4.99	894,663	5.00
6.88 – 10.25	194,026	7.89	8.12	95,344	8.12
10.48 – 13.00	578,048	6.47	12.14	404,961	12.47
19.06 – 24.50	242,572	6.20	22.98	234,726	23.00
25.13 – 34.00	88,950	5.55	29.04	88,892	29.04

	6,655,624	7.40	4.27	3,585,013	5.68

Note 8.    Stockholders’ Equity

Private Placement to SAFECO and Nortel

In February 2000, the Company entered into a Stock Purchase Agreement with SAFECO Corporation and Nortel Networks, Inc. for the purchase of 1,073,929 and 429,573 shares, respectively, of the Company’s common stock at a purchase price of $23.28 per share, which was the closing price of the common stock on that date. The

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Company also entered into strategic marketing and distribution agreements with SAFECO Life Insurance Company (“SAFECO”) and Nortel Networks Corporation (“Nortel”) under which SAFECO and Nortel agreed to resell certain of the Company’s products through their respective distribution networks and agreed to undertake joint marketing activities with the Company to promote certain of its products. Revenues generated from the joint marketing activities, if any, would be shared between the Company and the respective reseller. Through September 30, 2003, the Company has not recognized any revenue under these arrangements.

Under the terms of these agreements, the Company has granted SAFECO and Nortel warrants to purchase up to 3,750,000 and 1,500,000 shares of common stock, respectively. For each of these warrant holders, the warrants become exercisable only if the warrant holder achieves certain annual milestones relating to revenue, derived in connection with the arrangements described above through August 2005. The exercise price will be the greater of $30.26 or 50 percent of the fair value of the common stock price on prescribed dates. In the event these milestones are achieved or the achievement becomes probable, the Company may be required to record a significant non-cash charge throughout the remaining related service period to the extent that the fair value of the common stock exceeds the exercise price of the warrants at that time. The Company has not recorded an expense associated with these agreements to date and is uncertain whether these milestones will be achieved in the future. As of September 30, 2003, warrants to purchase 2,800,000 shares of the Company’s common stock under these agreements have expired. Of the remaining outstanding warrants, warrants to purchase 1,050,000 shares will expire on August 15, 2004 and warrants to purchase the remaining 1,400,000 shares will expire on August 15, 2005.

Stock Repurchase Program

In January 2003, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to one million shares of its outstanding stock over a two-year period. Stock purchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any purchases will be made at the then-current market prices, and repurchased shares will be retired. No purchases has been made as of September 30, 2003.

Shares Reserved

The Company has reserved shares of common stock for future issuance as follows:

September 30, 2003
Outstanding stock options	6,655,624
Stock options available for grant:
1999 Plan	541,058
1998 Plan	2,744,012
Director Plan	299,417
Employee Stock Purchase Plan	206
Warrants to purchase common stock	2,450,000

Total shares reserved	12,690,317

Note 9.    Business Restructuring

In June 2000, the Company discontinued Concur Procurement, its corporate procurement application, terminated the Commerce Network, discontinued the planned integration of Concur Human Resources products group with its other Corporate Expense Management products, and effected a workforce reduction of 68

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

employees. As a result of this strategic decision, the Company recorded a restructuring charge of $3.4 million. During fiscal 2001, the Company revised its estimates related to amounts needed for severance and termination benefits, facilities, and product marketing commitments, resulting in a reversal of restructuring charges previously recorded in the amount of $427,000. The reduction in these estimated costs is shown as a reduction in restructuring costs in the accompanying statement of operations for the period ended September 30, 2001. No liabilities remained related to this restructuring as of September 30, 2001.

In March 2001, the Company sold its Concur Human Resources product line to MBH Solutions, Inc. (“MBH”) to further its objective of focusing its resources on the Corporate Expense Management market. The transaction consisted of the sale of certain assets to, and the assumption of certain obligations by, MBH. Under the terms of the transaction, the Company received $100,000 on the closing of the transaction, and recorded it as a gain on sale, and is to receive future installment payments over three years totaling $2.3 million. The gain related to these installment payments will be recognized if and when such payments are received. As of September 30, 2003, the Company has received none of the scheduled payments. This transaction resulted in a workforce reduction of 42 employees, the majority of who continued employment with MBH. All employees were terminated by June 30, 2001.

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

A summary of restructuring charges recorded in fiscal 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Restructuring liabilities recorded	$—	$—	$943
Reduction of liabilities based on change in estimate	—	—	(499)
Gain on sale of assets to, net of liabilities assumed by, MBH	—	—	(178)

Total restructuring charges	$—	$—	$266

Note 10.    International Revenues

The Company licenses and markets its products primarily in the United States, and operates in a single industry segment. Information regarding revenues by geographic region for the past three fiscal years is as follows (in thousands):

	2003	2002	2001
Country:
United States	$49,105	$38,512	$36,655
Europe	4,714	4,393	3,837
Other	2,918	2,192	607

Total revenues	$56,737	$45,097	$41,099

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 11.    Related-party Transactions

In November 1998, the Company entered into a strategic alliance agreement with ADP, Inc., a subsidiary of Automatic Data Processing, Inc. (“ADP”), under which ADP agreed to refer potential customers for Corporate Expense Management software products and services exclusively to the Company until December 2001. The Company and ADP also agreed to jointly market the Company’s Corporate Expense Management products and services to ADP customers. An officer of ADP held a seat on the Company’s Board of Directors between March 1999 and December 2002. In May 2000, the Company and ADP entered into a second agreement under which ADP will market certain co-branded versions of Concur’s ASP products on a commission basis. The agreement is effective until May 2005, unless terminated by either party. In July 2002, the agreement was amended such that ADP is assuming the majority of the business risks associated with all new ADP sales. As a result subscription revenues from new customer contracts after May 2002 are being recorded on a net basis. Contracts sold prior to this amendment are accounted for on a gross basis. This change did not have a material effect on the Company’s results of operations. Total costs under these agreements prior to the board member’s departure were $0.4 million, $1.1 million, and $0.7 million for fiscal 2003, 2002, and 2001, respectively.

In March 2000, the Company recorded $2.0 million in license revenue from an agreement to license Concur Expense, Concur Procurement, and Concur Human Resources to a stockholder of the Company. As a result of the Company’s decision to discontinue Concur Procurement in June 2000, the stockholder returned Concur Procurement and the Company refunded $1.0 million for the return of this software. This refund was recorded as a reduction in license revenue in June 2000. During fiscal 2003, 2002, and 2001, the Company recorded $0, $0, and $300,000, respectively, in revenues from this stockholder.

In December 2000, the Company recorded $1.3 million in license revenue from an agreement to license Concur Expense. An officer of this customer held a seat on the Company’s Board of Directors between January 2001 and May 2003. Total revenues from this customer prior to the board member’s departure were $0.8 million, $1.4 million, and $2.5 million in fiscal 2003, 2002, and 2001, respectively.

Note 12.    Royalty Agreements

The Company has entered into various agreements that allow the Company to incorporate licensed technology into its products or that allow the Company the right to sell separately the licensed technology. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as products are licensed and are included in cost of license revenues. These amounts totaled approximately $526,000, $414,000, and $507,000 for the years ended September 30, 2003, 2002, and 2001, respectively.

Note 13.    Contingencies

Litigation

In July 2001, the Company and several of its current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. The complaints generally allege claims against the underwriters of the Company’s initial public offering in December 1998, the Company, and several of its current and former executives, based on alleged errors and omissions concerning underwriting terms in the prospectus for the Company’s initial public offering. The plaintiffs in these lawsuits seek damages in unspecified amounts, which, if awarded, could be substantial. In April 2002, these lawsuits were consolidated. In October 2002, the court dismissed the individual defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. In

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

February 2003, the presiding judge denied a motion to dismiss all claims. In July 2003, the Company decided to participate in a proposed settlement being negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although the Company believes that the plaintiffs’ claims have no merit, it has decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The Company does not believe that the proposed settlement will have any material adverse effect on its business, financial condition, or results of operations. The proposed settlement is expected to be funded by a group of insurers on behalf of the issuer defendants. The proposed settlement agreement would dispose of all remaining claims against the Company and the individual defendants without any admission of wrongdoing by the Company or the individual defendants. The proposed settlement is subject to final approval by the parties and the court. There is no guarantee that the parties or the court will approve the proposed settlement. Should the parties and the court fail to approve the proposed settlement, the Company would continue to defend itself vigorously.

Product Warranty and Indemnification Obligations

The Company provides its software products and related services to its customers under sales contracts, which usually include a limited warranty regarding product and service performance and a limited indemnification of customers against losses, expenses, and liabilities from damages that may be awarded against customers in the event the Company’s software or services are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The contracts generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and geography-based scope limitations and a right for the Company to replace an infringing product. The Company also enters into similar limited indemnification terms in agreements with certain strategic business partners and vendors. The Company accounts for potential warranty claims in accordance with the guidance in SFAS No. 5, Accounting for Contingencies, and bases its estimates on historical experience and current expectations. To date, the Company has experienced minimal warranty claims and has not had to reimburse any of its customers for any losses related to the limited indemnification described above.

Note 14.    Retirement 401(k) Plan

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes In Internal Control Over Financial Reporting.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of the fiscal year ended September 30, 2003. The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements
	Consolidated Financial Statements of Concur Technologies, Inc.
	Independent Auditors’ report as of and for the year ended September 30, 2003	38
	Independent Auditors’ report as of and for the years ended September 30, 2002 and 2001	39
	Consolidated Balance Sheets as of September 30, 2003 and 2002	40
	Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001	41
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2003, 2002, and 2001	42
	Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002, and 2001	43
	Notes to Consolidated Financial Statements	44

2.	Schedule

The following financial statement schedule for the years ended September 30, 2003, 2002, and 2001 should be read in conjunction with the consolidated financial statements of Concur Technologies, Inc. filed as part of this Annual Report on Form 10-K:

	Independent Auditors’ report on Financial Statement Schedule for the year ended September 30, 2003	74
	Independent Auditors’ report on Financial Statement Schedule for the years ended September 30, 2002 and 2001	75
	Schedule II–Valuation and Qualifying Accounts	76

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan or Reorganization, dated July 31, 2002, among the Registrant, Canoe Acquisition Corp., Captura Software, Inc., and Fred Harman, as Representative.	8-K	000-25137	08/14/02	2.01

2.02	Amendment to the Agreement and Plan of Reorganization by and among Concur Technologies, Captura, on behalf of itself and as successor in interest to Canoe, Representative, and former stockholders of Capture, dated as of December 16, 2002.	8-K	000-25137	12/19/02	2.01

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on April 17, 2001.	8-K	000-25137	04/23/01	4.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999.	8-K	000-25137	06/15/99	2.1

4.03	Amendment to Third Amended and Restated Information and Registration Rights Agreement dated March 23, 2000.	10-K	000-25137	12/29/00	4.03

4.04	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents.***	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan.***	10-Q	000-25137	05/14/02	10.02

10.03	Registrant’s 1998 Employee Stock Purchase Plan and related documents.***	S-1	333-62299	08/26/98	10.03

10.04	Registrant’s Amended 1998 Directors Stock Option Plan.***	10-Q	000-25137	05/14/02	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan.***	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan.***	S-8	333-31190	02/28/00	4.09

10.07	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. ***	S-1	333-62299	08/26/98	10.06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.08	Facility Lease, dated October 31, 1997, between Registrant and CarrAmerica Realty Corporation, as amended on April 10, 1998.	S-1	333-62299	08/26/98	10.14

10.09	Third Amendment to Lease, dated February 11, 1999, between Registrant and CarrAmerica Realty Corporation.	S-1	333-74685	03/19/99	10.27

10.10	Sublease, dated February 1, 1999, between Registrant and Emerging Technology Solutions, Inc. (ETSI).	S-1	333-74685	03/19/99	10.28

10.11	Facility Sublease Agreement, dated September 23, 1999, between Registrant and Cardiac Pacemakers, Inc.	10-K	000-25137	12/29/99	10.35

10.12	Stock Purchase Agreement, dated February 22, 2000, among the Company, SAFECO Corporation and Nortel Networks, Inc.	10-K	000-25137	12/29/00	10.31

10.13	Joint Marketing and Sales Representative Agreement dated May 17, 2000 between Registrant and ADP, Inc.*	10-K	000-25137	12/29/00	10.32

10.14	Addendum to the Joint Marketing and Sales Representative Agreement, dated November 29, 2001, between Registrant and ADP, Inc.**	10-K	000-25137	12/30/02	10.14

10.15	Second Addendum to the Joint Marketing and Sales Representative Agreement, dated May 28, 2002, between Registrant and ADP, Inc.**	10-K	000-25137	12/30/02	10.15

10.16	Third Addendum to the Joint Marketing and Sales Representative Agreement, dated May 28, 2002, between Registrant and ADP, Inc.**	—	—	—	—	X

10.17	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.***	10-K	000-25137	12/21/01	10.20

10.18	Letter Agreement, dated June 29, 2000, between Registrant and Kyle R. Sugamele.***	10-K	000-25137	12/21/01	10.21

10.19	Letter Agreement, dated May 17, 2001, between Registrant and Simon Nelson.***	10-K	000-25137	12/21/01	10.23

16.01	Letter addressed to the Securities and Exchange Commission, dated July 9, 2003, from Ernst & Young LLP regarding the statements made by the Registrant in Item 4 of a report on 8-K filed with the Securities and Exchange Commission by the Registrant on July 9, 2003.	8-K	000-25137	07/09/03	16.1

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
23.01	Consent of Deloitte & Touche LLP, Independent Auditors.	—	—	—	—	X

23.02	Consent of Ernst & Young LLP, Independent Auditors.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rules 13a-14(b) and 15d-14(b).****	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rules 13a-14(b) and 15d-14(b).****	—	—	—	—	X

*	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from the respective filing and were filed separately with the Securities and Exchange Commission.
**	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
***	Represents a management agreement or compensatory plan.
****	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

(b)	Reports on Form 8-K

On July 9, 2003, the registrant filed a Current Report on Form 8-K reporting the registrant’s change in its certifying accountant from Ernst & Young LLP to Deloitte & Touche LLP under Item 4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.

December 22, 2003	By:	/s/ S. STEVEN SINGH
S. Steven Singh President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ S. STEVEN SINGH S. Steven Singh	President, Chief Executive Officer and Chairman of the Board	December 22, 2003

Principal Financial Officer and Principal Accounting Officer:

/s/ JOHN F. ADAIR John F. Adair	Chief Financial Officer	December 22, 2003

Directors:

/s/ MICHAEL W. HILTON Michael W. Hilton	Director	December 22, 2003

/s/ NORMAN A. FOGELSONG Norman A. Fogelsong	Director	December 22, 2003

/s/ MICHAEL J. LEVINTHAL Michael J. Levinthal	Director	December 22, 2003

/s/ ROBERT FINZI Robert Finzi	Director	December 22, 2003

/s/ WILLIAM W. CANFIELD William W. Canfield	Director	December 22, 2003

INDEPENDENT AUDITORS’ REPORT

ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders

Concur Technologies, Inc.

Redmond, Washington

We have audited the consolidated financial statements of Concur Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2003, and for the year then ended and have issued our report thereon dated December 19, 2003; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Seattle, Washington

December 19, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

We have audited the consolidated financial statements of Concur Technologies, Inc. as of September 30, 2002, and for each of the two years in the period ended September 30, 2002, and have issued our report thereon dated November 5, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule for each of the two years in the period ended September 30, 2002, listed in Item 14 (a) of this annual report on Form 10-K. This schedule is the responsibility of the management of Concur Technologies, Inc. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements referred to above taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Seattle, Washington

November 5, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

CONCUR TECHNOLOGIES, INC.

September 30, 2003

(in thousands)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe (1)	Deduction— Describe (2)	Balance at End of Period
Year ended September 30, 2003:
Deducted from asset accounts:
Allowances for sales and doubtful accounts	$1,020	$(145)	$532	$(908)	$499
Year ended September 30, 2002:
Deducted from asset accounts:
Allowances for sales and doubtful accounts	1,769	(255)	38	(532)	1,020
Year ended September 30, 2001:
Deducted from asset accounts:
Allowances for sales and doubtful accounts	3,045	189	500	(1,965)	1,769

(1)	Amounts charged against revenues for estimated sales returns.
(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan or Reorganization, dated July 31, 2002, among the Registrant, Canoe Acquisition Corp., Captura Software, Inc., and Fred Harman, as Representative.	8-K	000-25137	08/14/02	2.01

2.02	Amendment to the Agreement and Plan of Reorganization by and among Concur Technologies, Captura, on behalf of itself and as successor in interest to Canoe, Representative, and former stockholders of Capture, dated as of December 16, 2002.	8-K	000-25137	12/19/02	2.01

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on April 17, 2001.	8-K	000-25137	04/23/01	4.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999.	8-K	000-25137	06/15/99	2.1

4.03	Amendment to Third Amended and Restated Information and Registration Rights Agreement dated March 23, 2000.	10-K	000-25137	12/29/00	4.03

4.04	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents.***	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan.***	10-Q	000-25137	05/14/02	10.02

10.03	Registrant’s 1998 Employee Stock Purchase Plan and related documents.***	S-1	333-62299	08/26/98	10.03

10.04	Registrant’s Amended 1998 Directors Stock Option Plan.***	10-Q	000-25137	05/14/02	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan.***	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan.***	S-8	333-31190	02/28/00	4.09

10.07	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. ***	S-1	333-62299	08/26/98	10.06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.08	Facility Lease, dated October 31, 1997, between Registrant and CarrAmerica Realty Corporation, as amended on April 10, 1998.	S-1	333-62299	08/26/98	10.14

10.09	Third Amendment to Lease, dated February 11, 1999, between Registrant and CarrAmerica Realty Corporation.	S-1	333-74685	03/19/99	10.27

10.10	Sublease, dated February 1, 1999, between Registrant and Emerging Technology Solutions, Inc. (ETSI).	S-1	333-74685	03/19/99	10.28

10.11	Facility Sublease Agreement, dated September 23, 1999, between Registrant and Cardiac Pacemakers, Inc.	10-K	000-25137	12/29/99	10.35

10.12	Stock Purchase Agreement, dated February 22, 2000, among the Company, SAFECO Corporation and Nortel Networks, Inc.	10-K	000-25137	12/29/00	10.31

10.13	Joint Marketing and Sales Representative Agreement dated May 17, 2000 between Registrant and ADP, Inc.*	10-K	000-25137	12/29/00	10.32

10.14	Addendum to the Joint Marketing and Sales Representative Agreement, dated November 29, 2001, between Registrant and ADP, Inc.**	10-K	000-25137	12/30/02	10.14

10.15	Second Addendum to the Joint Marketing and Sales Representative Agreement, dated May 28, 2002, between Registrant and ADP, Inc.**	10-K	000-25137	12/30/02	10.15

10.16	Third Addendum to the Joint Marketing and Sales Representative Agreement, dated May 28, 2002, between Registrant and ADP, Inc.**	—	—	—	—	X

10.17	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.***	10-K	000-25137	12/21/01	10.20

10.18	Letter Agreement, dated June 29, 2000, between Registrant and Kyle R. Sugamele.***	10-K	000-25137	12/21/01	10.21

10.19	Letter Agreement, dated May 17, 2001, between Registrant and Simon Nelson.***	10-K	000-25137	12/21/01	10.23

16.01	Letter addressed to the Securities and Exchange Commission, dated July 9, 2003, from Ernst & Young LLP regarding the statements made by the Registrant in Item 4 of a report on 8-K filed with the Securities and Exchange Commission by the Registrant on July 9, 2003.	8-K	000-25137	07/09/03	16.1

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
23.01	Consent of Deloitte & Touche LLP, Independent Auditors.	—	—	—	—	X

23.02	Consent of Ernst & Young LLP, Independent Auditors.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rules 13a-14(b) and 15d-14(b).****	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rules 13a-14(b) and 15d-14(b).****	—	—	—	—	X

*	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from the respective filing and were filed separately with the Securities and Exchange Commission.
**	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
***	Represents a management agreement or compensatory plan.
****	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.