Form 10-Q
period 2003-12-31
CONCUR TECHNOLOGIES INC
filed 2004-02-13
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

Commission file number: 0-25137

CONCUR TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	91-1608052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6222 185th Avenue NE

Redmond, Washington 98052

(Address of principal executive offices)

(425) 702-8808

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of February 2, 2004, there were 32,374,584 shares of the Registrant’s Common Stock outstanding.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

DECEMBER 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2003	September 30, 2003

Assets
Current assets:
Cash and cash equivalents	$22,895	$21,607
Accounts receivable, net of allowances for sales and doubtful accounts of $580 and $499 at December 31, 2003 and September 30, 2003, respectively	6,401	7,862
Prepaid expenses	1,280	1,425
Other current assets	1,385	1,238

Total current assets	31,961	32,132

Property and equipment, net	1,737	1,331
Restricted cash	550	550
Acquired customer base intangible asset, net of amortization	4,085	4,370
Goodwill	3,704	3,704
Deposits and other assets	844	886

Total assets	$42,881	$42,973

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,050	$1,015
Accrued payroll and benefits	956	945
Other accrued liabilities	2,084	2,518
Current portion of long-term obligations	533	768
Current portion of deferred revenues	9,063	9,905

Total current liabilities	13,686	15,151

Long-term obligations, net of current portion	84	199
Long-term deferred revenues, net of current portion	2,340	2,015

Stockholders’ equity:
Common stock, par value $0.001 per share:
Authorized shares – 60,000,000; Issued and outstanding shares – 32,356,393 and 32,141,993 at December 31, 2003 and September 30, 2003, respectively	237,866	237,402
Accumulated other comprehensive income	101	—
Accumulated deficit	(211,196)	(211,794)

Total stockholders’ equity	26,771	25,608

Total liabilities and stockholders’ equity	$42,881	$42,973

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share and footnote data)

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Revenues:
Subscription	$9,210	$7,612
Consulting	3,007	4,218
License	1,176	2,766

Total revenues (1)	13,393	14,596

Expenses:
Cost of operations (2)	5,428	6,265
Sales and marketing	3,237	3,807
Research and development	2,205	2,707
General and administrative	1,721	1,554
Amortization of intangible assets	285	285

Total expenses	12,876	14,618

Income (loss) from operations	517	(22)

Interest income	48	57
Interest expense	(9)	(44)
Other income (expense), net	42	(4)

Net income (loss)	$598	$(13)

Net income (loss) per share:
Basic	$0.02	$(0.00)

Diluted	$0.02	$(0.00)

Shares used in calculation of net income (loss) per share:
Basic	32,232	30,435

Diluted	36,656	30,435

(1)	Includes sales to related parties of $0 and $306,000 in the three months ended December 31, 2003 and 2002, respectively.
(2)	Includes payments to related parties of $0 and $386,000 in the three months ended December 31, 2003 and 2002, respectively.

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Operating activities:
Net income (loss)	$598	$(13)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of intangible assets	285	285
Depreciation	406	1,019
Provision for doubtful accounts and sales allowances	204	(13)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,292	(157)
Prepaid expenses, deposits, and other assets	50	(1,153)
Accounts payable	17	(490)
Accrued liabilities	(465)	(129)
Deferred revenues	(525)	1,668

Net cash provided by operating activities	1,862	1,017

Investing activities:
Purchases of property and equipment	(803)	(239)
Acquisition Captura Software, Inc., net of cash acquired	—	(415)

Net cash used in investing activities	(803)	(654)

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	464	108
Proceeds from borrowings	—	915
Payments on borrowings and capital leases	(342)	(776)
Increase in restricted cash balances	—	(700)

Net cash provided by (used in) financing activities	122	(453)

Effect of foreign currency exchange rates on cash and cash equivalents	107	—

Net increase (decrease) in cash and cash equivalents	1,288	(90)

Cash and cash equivalents at beginning of period	21,607	13,746

Cash and cash equivalents at end of period	$22,895	$13,656

Supplemental disclosure of cash flow information:
Cash paid for interest	$23	$52

Common stock issued in connection with acquisition, net of issuance costs	$—	$1,899

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(Unaudited)

NOTE 1. DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Concur Technologies, Inc. (“Concur” or the “Company”) is a leading provider of Corporate Expense Management subscription service and software solutions. These solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns. The Company’s solutions include:

•	Concur Expense™ for travel and entertainment expense management.

•	Concur Payment™ for the management of employee requests for vendor payments.

•	Value-added solutions that integrate with Concur Expense and Concur Payment, such as Concur Imaging Service™ for imaging of receipts and invoices, Concur Travel Integration™ for end-to-end integration of the travel planning process, Concur Business Intelligence™ for enhanced business intelligence reporting, Concur Total Access™ for expense data entry by voice, laptop, or handheld device when not connected to the Internet, and Concur Transaction Assessment Module™ for the detection of fraudulent expense transactions.

The Company’s solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives for businesses worldwide through flexible subscription services and license delivery models.

•	Subscription Services. The Company provides its solutions as a subscription service to customers on an outsourced basis over the Internet or a dedicated telecommunications connection. The Company offers a variety of service offerings that are tailored to the needs of different customer types.

•	Large-Market Subscription Services. The Company offers both highly-configurable and standardized subscription service offerings that are marketed primarily to large-market companies with 2,000 or more employees. These services are generally offered on either a “transaction basis,” under which a customer pays for access to the service based on the number of transaction reports submitted through the service, or an “authorized-user basis,” under which a customer is authorized to use the service based on the number of users that are authorized to submit transaction reports by operation of the service. Fees typically include a one-time set-up fee and recurring subscription fees for the service. The Company also offers hosting and application management of its software for customers who purchase (or have previously purchased) an up-front license for the software. In those cases, the customer typically pays a one-time set up fee and recurring subscription fees for such services.

•	Middle-Market Subscription Services. The Company offers standardized subscription service offerings that are marketed primarily to middle-market companies with less than 2,000 employees. These services are typically offered on an authorized-user basis. Fees typically include a one-time set-up fee and recurring subscription fees for the service.

•	License Models. The Company licenses its software to customers that want highly-configurable solutions that are typically installed at the customer’s premises on customer-furnished equipment, managed by the customer, and accessed over a corporate intranet. These software licenses are generally offered on either a transaction basis or an authorized-user basis. Fees typically include an up-front license fee for the software and recurring fees for related software maintenance services.

The Company offers its solutions worldwide through a direct sales organization as well as through indirect distribution channels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Unaudited Interim Financial Information

The financial information as of December 31, 2003, and for the three months ended December 31, 2003 and 2002, is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and its operations and cash flows for the periods then ended. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2003, included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (“SEC”) on December 22, 2003. Operating results for the three months ended December 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year.

The balance sheet information at September 30, 2003 has been derived from the Company’s audited financial statements at that date but, in accordance with the rules and regulations of the SEC, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Concur and its wholly-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

Revenue Recognition Policy

The Company recognizes revenues in accordance with accounting standards for software and service companies including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, the consensus reached in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the consensus reached in EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”), the SEC Staff Accounting Bulletin 104, Revenue Recognition, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and related interpretations, including AICPA Technical Practice Aids.

The Company derives its revenues from the delivery of subscription services (which include software maintenance services), consulting services, and the sale of licensed software.

Generally, the Company recognizes revenue when evidence of an arrangement exists, delivery has occured, the fees are fixed and determinable, and collection is considered probable. If collection is not considered probable, revenues are recognized when the fees are collected. If the fees are not fixed or determinable, revenues are recognized as payments become due from the customer. If non-standard acceptance periods or non-standard performance criteria are required, revenues are recognized upon the earlier of satisfaction of the acceptance/performance criteria or the expiration of the period, if applicable.

In contractual arrangements that include the provision of multiple elements, the Company applies the accounting guidance most applicable to the specific arrangement to address how contract consideration should be measured and allocated to the separate elements in the arrangement. Elements are deliverables such as products and services contractually provided for in an arrangement. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together and, therefore, are evaluated as a single contractual arrangement.

Subscription revenues consist of monthly fees paid for subscription services, the amortization of set-up fees in connection with those services, and fees paid for software maintenance services under software license arrangements. Subscription monthly fees are billed and recognized monthly as the service is provided to the customer. In arrangements that include only subscription services, the related set-up fees are recorded to deferred revenue and recognized over the subscription service period. The associated direct and incremental costs, such as labor and commissions, are deferred and expensed over the subscription service period. In certain subscription offerings, the subscription service period is open-ended and, therefore, the date upon which the monthly fees will end is undetermined. For these offerings, the subscription set-up fees, as well as the associated direct and incremental costs, are typically deferred and recognized over the expected lives of the customer relationships, which are typically

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

two to five years, based on the particular service offering and the Company’s experience in delivering that offering. The Company continues to evaluate and adjust the length of these amortization periods as it gains more experience with customer contract renewals and contract cancellations. It is possible that, in the future, the estimates of expected customer lives may change and, if so, the periods over which such subscription set-up fees and costs are amortized will be adjusted. Software maintenance services include technical support and the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Fees for software maintenance services are typically billed annually in advance of performance with provisions for subsequent automatic annual renewals. The related revenues are deferred and recognized ratably over the respective maintenance terms, which typically are one year. Additionally, subscription revenues are adjusted for estimates in sales allowances on subscription revenues, which are based on the Company’s historical experience, including a review of its experience related to price adjustments and sales credits issued.

Consulting revenues consist of fees for professional services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting service fees are primarily billed and recognized as revenue on a time-and-materials basis. In some instances, the Company sells its consulting services under milestone or fixed-fee contracts and, in such cases, consulting revenues are recognized on a percentage-of-completion basis. Additionally, consulting revenues are adjusted for estimates in sales allowances on consulting revenues, which are based on the Company’s historical experience, including a review of its experience related to price adjustments and sales credits issued.

In service arrangements that include both consulting and subscription services, but not a license of the Company’s software, consulting revenues are recognized as they are performed if the consulting services qualify as a separate unit of accounting within the arrangement. The consulting services qualify as a separate unit of accounting if they have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the subscription services, and delivery or performance of the subscription services is considered probable and substantially within the control of the Company. The Company has determined that, in its service arrangements of this type, the consulting services typically qualify as a separate unit of accounting and, accordingly, the consulting revenues are recognized as the services are performed.

License revenues consist of all fees earned from granting licenses to use the Company’s software products. The Company recognizes license revenues when it enters into a contract signed by the customer, it has delivered the software, the amount of the transaction is fixed or determinable, collection is probable, and vendor-specific objective evidence of fair value exists for any undelivered element of the arrangement. Elements included in the Company’s multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services, and subscription services.

In software license arrangements that include rights to multiple elements, the Company allocates the total arrangement fee among each of the elements using the residual method, under which revenues are allocated to undelivered elements based on vendor-specific objective evidence of their fair value and the residual amounts of revenue are allocated to the delivered elements. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction.

In software license arrangements where the Company also provides consulting services, software license revenues generally are recognized upon delivery of the software, provided that the criteria for recognition of software license revenues described above are met, payment of the license fees is not dependent upon the performance of the consulting services, and the consulting services are not essential to the functionality of the licensed software. If the Company determines that the consulting services are essential to the functionality of the licensed software, or payment of the software license fees is dependent upon the performance of the consulting services, then both the software license and consulting fees are recognized on a percentage-of-completion basis. The Company typically does not consider the consulting services it provides in such arrangements to be essential to the functionality of the software and, therefore, revenues related to software licenses are typically recognized upon delivery of the software and revenues related to consulting services are recognized as the services are performed.

In arrangements where the Company has licensed its software, but contractually hosts the licensed software for the customer, a software element is only considered present if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for the customer to either operate the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of software license revenues

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

described above, then the license revenue is recognized when the software is delivered, and the subscription hosting revenues are recognized as the hosting service is provided. The hosting set-up fees as well as the associated direct and incremental costs, such as labor and commissions, are matched with the monthly hosting fees and recognized over the hosting service period. If the arrangement does not meet the criteria for a separate software element described above, the Company combines the software license fees with all the subscription hosting fees and recognizes them over the subscription service period.

Software license contracts typically include an industry-standard software performance warranty provision. The Company accounts for potential warranty claims in accordance with the guidance prescribed by the Financial Accounting Standard Board (“FASB”) in its Statement of Financial Accounting Standards (“SFAS”) No. 5 (“SFAS 5”), Accounting for Contingencies. Historically, the Company has experienced minimal warranty claims. The standard software license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

Portions of the Company’s revenues are generated from sales made through its reseller partners. When the Company assumes a majority of the business risks associated with performance of the contractual obligations, the associated revenues are recorded on a gross basis, with amounts paid to the reseller partners recognized as cost of operations. The Company’s assumption of such business risks is evidenced when, among other things, the Company takes responsibility for delivery of the product or service, establishes pricing of the arrangement, and is the primary obligor in the arrangement. Where the reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, the associated revenues are recorded net of the amounts paid to the reseller partner.

Stock-Based Compensation

The Company issues stock options to its employees and outside directors pursuant to its stock option plans and provides employees the right to purchase stock pursuant to its employee stock purchase program. The Company accounts for all its employee stock-based compensation arrangements under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under this method, no stock-based employee compensation cost has been reflected in the Company’s net income (loss) for the three months ended December 31, 2003 and 2002, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

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

(in thousands, except per share data)	Three Months Ended December 31,
	2003	2002
Net income (loss) as reported	$598	$(13)
Stock-based compensation expense, as reported	—	—
Pro forma compensation expense under SFAS 123	(848)	(56)

Pro forma net loss	$(250)	$(69)

Basic net income (loss) per share:
As reported	$0.02	$(0.00)
Pro forma	$(0.01)	$(0.00)

Diluted net income (loss) per share:
As reported	$0.02	$(0.00)
Pro forma	$(0.01)	$(0.00)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Company has estimated the fair value of its options, including employee stock purchase plan shares, using the Black-Scholes option valuation model, which is one of several methods that can be used to estimate option values. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect this estimate, management believes the Black-Scholes model alone does not necessarily provide a reliable measure of the fair value of the Company’s employee stock options.

The fair value of options granted and employee stock purchase plan shares issued by the Company were estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31,
Employee and Director Stock Option Plans	2003	2002

Expected life from grant date (in years)	4.50	4.34
Risk-free interest rate	2.57%	2.56%
Volatility	0.79	0.85
Dividend yield	—	—
Weighted average fair value	$6.00	$1.15

	Three Months Ended December 31,
Employee Stock Purchase Plan	2003	2002

Expected life from grant date (in years)	1.36	1.49
Risk-free interest rate	1.58%	2.46%
Volatility	0.85	1.05
Dividend yield	—	—
Weighted average fair value	$3.35	$0.77

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period, plus any dilutive effect of outstanding stock options and warrants during the period, using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share:

(in thousands, except per share data)	Three Months Ended December 31,
	2003	2002
Net income (loss)	$598	$(13)

Weighted average shares of common stock outstanding	32,232	30,435
Dilutive effect of employee stock options (1)	4,424	—
Dilutive effect of warrants (2)	—	—

Dilutive weighted average shares of common stock outstanding	36,656	30,435

Basic net income (loss) per share:	$0.02	$(0.00)
Diluted net income (loss) per share:	$0.02	$(0.00)

(1)	Excludes the effect of 0.9 million and 5.5 million shares of common stock subject to outstanding options in the three months ended December 31, 2003 and 2002, respectively, as their effect was anti-dilutive.
(2)	Excludes the effect of 2.5 million and 3.5 million shares of common stock subject to outstanding warrants in the three months ended December 31, 2003 and 2002, respectively, as their effect was anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on the Company’s financial statements. The Company has used estimates in determining certain provisions, including allowances for sales and doubtful accounts, product warranties, useful lives of property and equipment, valuation and useful lives of intangible assets, valuation of assets and liabilities acquired through business combinations, deferred subscription set-up costs, expected lives of customer relationships, and tax reserves.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications include, but are not limited to, reclassifying software maintenance revenues from services revenue into subscription revenues, and presentation of amounts previously reported in cost of sales under expenses as cost of operations.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In July 2003, the FASB added a limited-scope project to its agenda to modify FIN 46. In December 2003, the FASB released a revised version of FIN 46 (referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R requires the application of either FIN 46 or FIN 46R to all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 were already required to be analyzed under FIN 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has no contractual relationship or other business relationship with a variable interest entity; therefore, the Company does not expect that the adoption of FIN 46 will have material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of October 1, 2003. The adoption of SFAS 150 had no material impact on the Company’s financial position, results of operations or cash flows.

In July 2003, the EITF reached a consensus on EITF 03-5. On August 13, 2003, the FASB ratified the EITF’s consensus. EITF 03-5 addresses whether non-software deliverables (elements) included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. Software-related elements include software products and services such as those listed in SOP 97-2, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality. If the software element that is more than incidental to the products or services as a whole is not essential to the functionality of any of the unrelated elements, the unrelated elements would not be considered software-related and, therefore, would be excluded from the scope of SOP 97-2. The provisions of EITF 03-5 became effective for the Company on October 1, 2003. In accordance with EITF 03-5, the Company has determined that, in software arrangements that also include services provided under the Company’s subscription delivery models, the software element is not essential to the functionality of such services. Because the Company has determined that the software element is not essential to the functionality of the such services, the subscription set-up fees as well as the associated direct and incremental costs, such as labor and commissions, are matched with the subscription monthly revenue and recognized over the service period. Historically, in accordance with SOP 97-2, the Company deferred the subscription set-up fees and related costs, and then recognized them in full upon commencement of the subscription services. The application of the consensus reached in EITF 03-5 did not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

NOTE 2. INTANGIBLE ASSETS

The following table summarizes the timing and amounts of amortization of the acquired customer base intangible asset:

	December 31, 2003	September 30, 2003
	(in thousands)
Acquired customer base intangible asset:
Gross carrying amount	$5,700	$5,700
Accumulated amortization	(1,615)	(1,330)

Acquired customer base intangible asset, net	$4,085	$4,370

	December 31
	2003	2002
Aggregate amortization expense:
Charged to expense each period	$285	$285

Estimated remaining amortization expense:
Fiscal 2004	$855
Fiscal 2005	1,140
Fiscal 2006	1,140
Fiscal 2007	950

NOTE 3. CONTINGENCIES

Litigation

In July 2001, the Company and several of its current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. In April 2002, these lawsuits were consolidated. The consolidated complaint generally alleges claims against the underwriters of the Company’s initial public offering in December 1998, the Company, and several of its current and former executives, based on alleged errors and omissions concerning underwriting terms in the prospectus for the Company’s initial public offering. The plaintiffs in this lawsuit seek damages in unspecified amounts, which, if awarded, could be substantial. This lawsuit is one of more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In October 2002, the court dismissed the individual defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. In February 2003, the presiding judge denied a motion to dismiss all claims. In July 2003, the Company decided to participate in a proposed settlement being negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although the Company believes that the plaintiffs’ claims have no merit, it has decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The Company does not believe that the proposed settlement will have any material adverse effect on its business, financial condition, or results of operations. The proposed settlement is expected to be funded by a group of insurers on behalf of the issuer defendants. The proposed settlement agreement would dispose of all remaining claims against the Company and the individual defendants without any admission of wrongdoing by the Company or the individual defendants. The proposed settlement is subject to final approval by the parties and the court. There is no guarantee that the parties or the court will approve the proposed settlement. Should the parties and the court fail to approve the proposed settlement, the Company would continue to defend itself vigorously.

Product Warranty and Indemnification Obligations

The Company provides its software products and related services to its customers under sales contracts, which usually include a limited warranty regarding product and service performance and a limited indemnification of customers against losses, expenses, and liabilities from damages that may be awarded against customers in the event the Company’s software or services are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The contracts generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and geography-based scope limitations and a right for the Company to replace an infringing product. The Company also enters into similar limited indemnification terms in agreements with certain strategic business partners and vendors. The Company accounts for potential warranty claims in accordance with the guidance in SFAS 5, and bases its estimates on historical experience and current expectations. To date, the Company has experienced minimal warranty claims and has not had to reimburse any of its customers for any losses related to the limited indemnification described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

NOTE 4. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Items of comprehensive income (loss) that the Company currently reports are foreign currency translation adjustments. The following table sets forth the components of comprehensive income (loss):

(in thousands)	Three Months Ended December 31,
	2003	2002
Net income (loss) as reported	$598	$(13)

Other comprehensive income:
Foreign currency translation adjustments	101	—

Total comprehensive income (loss)	$699	$(13)

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

Overview

Concur Technologies, Inc. is a leading provider of Corporate Expense Management subscription service and software solutions. These solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns. Our solutions include:

•	Concur Expense™ for travel and entertainment expense management.

•	Concur Payment™ for the management of employee requests for vendor payments.

•	Value-added solutions that integrate with Concur Expense and Concur Payment, such as Concur Imaging Service™ for imaging of receipts and invoices, Concur Travel Integration™ for end-to-end integration of the travel planning process, Concur Business Intelligence™ for enhanced business intelligence reporting, Concur Total Access™ for expense data entry by voice, laptop, or handheld device when not connected to the Internet, and Concur Transaction Assessment Module™ for the detection of fraudulent expense transactions.

Our solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives for businesses worldwide through our flexible subscription services and license delivery models.

•	Subscription Services. We provide our solutions as a subscription service to customers on an outsourced basis over the Internet or a dedicated telecommunications connection. We offer a variety of service offerings that are tailored to the needs of different customer types.

•	Large-Market Subscription Services. We offer both highly-configurable and standardized subscription service offerings that are marketed primarily to large-market companies with 2,000 or more employees. We generally offer these services on either a “transaction basis,” under which a customer pays for access to our service based on the number of transaction reports submitted through the service, or an “authorized-user basis,” under which a customer is authorized to use our service based on the number of users that are authorized to submit transaction reports by operation of the service. Fees typically include a one-time set-up fee and recurring subscription fees for the subscription service. We also offer hosting and application management of our software for customers who purchase (or have previously purchased) an up-front license for our software. In those cases, the customer typically pays a one-time set up fee and recurring subscription fees for such services.

•	Middle-Market Subscription Services. We offer standardized subscription service offerings that are marketed primarily to middle-market companies with less than 2,000 employees. We typically offer these services on an authorized-user basis. Fees typically include a one-time set-up fee and recurring subscription fees for the service.

•	License. We license our software to customers that want highly-configurable solutions that are typically installed at the customer’s premises on customer-furnished equipment, managed by the customer, and accessed over a corporate intranet. We generally offer licenses for our software on either a transaction basis or an authorized-user basis. Fees typically include an up-front license fee for the software and recurring fees for related software maintenance services.

We offer our solutions worldwide through a direct sales organization as well as through indirect distribution channels. We were incorporated in 1993 and began selling travel and entertainment expense management software in fiscal 1995. In fiscal 1996, we released a client-server based edition of Concur Expense and, in fiscal 1998, we released a Web-based version of Concur Expense. This product has accounted for a majority of Concur Expense license revenues in every year since its release.

In October 1999, we began offering Concur Expense as a subscription service, principally to mid-size companies that wanted a standardized solution provided on an outsourced basis over the Internet. In December 1999, we introduced additional outsourced subscription services, primarily for large companies that wanted a highly configurable solution provided on an outsourced basis. Today, we refer to these outsourced subscription services as the Concur Expense Service. As a complement to our Concur Expense solutions, we began offering our Concur Payment solutions in May 2000 to accommodate the demand for the management of employee requests for vendor payments.

In July 2002, we completed our acquisition of Captura Software, Inc. (“Captura”). Prior to the acquisition, Captura was a privately-held corporation that provided Corporate Expense Management solutions under outsourced subscription services and license models. Following the acquisition, Captura’s operations were consolidated into our operations at our headquarters in Redmond, Washington.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically re-evaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts and sales allowances, expected lives of customer relationships, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. We presently believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize revenue in accordance with accounting standards for software and service companies including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, the consensus reached in Emerging Issues Task Force Issue (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, the consensus reached in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the consensus reached in EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”), the United States Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 104, Revenue Recognition, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and related interpretations, including AICPA Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

We derive our revenues from the delivery of subscription services (which include software maintenance services), consulting services, and the sale of licensed software.

Generally, we recognize revenue when evidence of an arrangement exists, delivery has occured, the fees are fixed and determinable, and collection is considered probable. If collection is not considered probable, revenues are recognized when the fees are collected. If the fees are not fixed or determinable, revenues are recognized as payments become due from the customer. Accordingly, our judgment as to the probability of collection and determinability of fees, may materially affect the timing of our revenue recognition and results of operations. If non-standard acceptance periods or non-standard performance criteria are required, revenues are recognized upon the earlier of satisfaction of the acceptance/performance criteria or the expiration of the period, if applicable.

In contractual arrangements that include the provision of multiple elements, we apply the accounting guidance most applicable to the specific arrangement to address how contract consideration should be measured and allocated to the separate elements in the arrangement. Elements are deliverables such as products and services contractually provided for in an arrangement. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together, and therefore, are evaluated as a single contractual arrangement.

Subscription revenues consist of monthly fees paid for subscription services, the amortization of set-up fees in connection with those services, and fees paid for software maintenance services under software license arrangements. Subscription monthly fees are billed and recognized monthly as the service is provided to the customer. In arrangements that include only subscription services, the related set-up fees are recorded to deferred revenue and recognized over the subscription service period. The associated direct and incremental costs, such as labor and commissions, are deferred and expensed over the subscription service period. In certain subscription offerings, the subscription service period is open-ended and, therefore, the date upon which the monthly fees will end is undetermined. For these offerings, the subscription set-up fees, as well as the associated direct and incremental costs, are typically deferred and recognized over the expected lives of the customer relationships, which are typically two to five years, based on the particular service offering and our experience in delivering that offering. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations. It is possible that, in the future, the estimates of expected customer lives may change and, if so, the periods over which such subscription set-up fees and costs are amortized will be adjusted. Any such change in estimated expected customer lives will affect our future results of operations. Software maintenance services include technical support and the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Fees for software maintenance services are typically billed annually in advance of performance with provisions for subsequent automatic annual renewals. The related revenues are deferred and recognized ratably over the respective maintenance terms, which typically are one year. Additionally, subscription revenues are adjusted for estimates in sales allowances on subscription revenues, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

Consulting revenues consist of fees for professional services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting service fees are primarily billed and recognized as revenue on a time-and-materials basis. In some instances, we sell our consulting services under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis. Additionally, consulting revenues are adjusted for estimates in sales allowances on consulting revenues, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

In service arrangements that include both consulting and subscription services, but not a license of our software, consulting revenues are recognized as they are performed if the consulting services qualify as a separate unit of accounting within the arrangement. The consulting services qualify as a separate unit of accounting if they have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the subscription services, and delivery or performance of the subscription services is considered probable and substantially within our control. We have determined that, in our service arrangements of this type, the consulting services typically qualify as a separate unit of accounting and, accordingly, the consulting revenues are recognized as the services are performed. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

License revenues consist of all fees earned from granting licenses to use our software products. We recognize license revenues when we enter into a contract signed by the customer, we have delivered the software, the amount of the transaction is fixed or determinable, collection is probable, and vendor-specific objective evidence of fair value exists for any undelivered element of the arrangement. Elements included in our multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services, and subscription services.

In software license arrangements that include rights to multiple elements, we allocate the total arrangement fee among each of the elements using the residual method, under which revenues are allocated to undelivered elements based on vendor-specific objective evidence of their fair value and the residual amounts of revenue are allocated to the delivered elements. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction. We are required to exercise judgment in deciding how to interpret the evidence of fair value to determine the arrangement consideration to allocate to a given element, and in determining whether an established price is likely to change prior to separate market introduction. These judgments may materially affect the timing of our revenue recognition and results of operations.

In software license arrangements where we also provide consulting services, software license revenues generally are recognized upon delivery of the software, provided that the criteria for recognition of software license revenue described above are met, payment of the license fees is not dependent upon the performance of the consulting services, and the consulting services are not essential to the functionality of the licensed software. If we determine that the consulting services are essential to the functionality of the licensed software, or payment of the software license fees is dependent upon the performance of the consulting services, then both the software license and consulting fees are recognized on a percentage-of-completion basis. We typically do not consider the consulting services we provide in such arrangements to be essential to the functionality of the software and, therefore, revenues related to software licenses are typically recognized upon delivery of the software and revenues related to consulting services are recognized as the services are performed. Accordingly, our judgment as to whether consulting services should be considered essential to the functionality of the licensed software may materially affect the timing of our revenue recognition and results of operations.

In arrangements where we have licensed our software, but we contractually host the licensed software for the customer, a software element is only considered present if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for the customer to either run the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of software license revenue described above, then the license revenue is recognized when the software is delivered, and the subscription hosting revenues are recognized as the hosting service is provided. The hosting set-up fees as well as the associated direct and incremental costs, such as labor and commissions, are matched with the monthly hosting fees and recognized over the hosting service period. If the arrangement does not meet the criteria for a separate software element derscribed above, we combine the software license fees with all the subscription hosting fees and recognize them over the subscription service period. Our judgment as to whether we meet the criteria above could have a material affect on the timing of our revenue recognition and results of operations.

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

Portions of our revenues are generated from sales made through our reseller partners. Where we assume a majority of the business risks associated with performance of the contractual obligations, we record the associated revenues on a gross basis, with amounts paid to our reseller partners recognized as cost of operations. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, we establish pricing of the arrangement, and we are the primary obligor in the arrangement. Where our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record associated revenues net of the amounts paid to our reseller partner. Therefore, our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and cost of operations.

Recently Issued Accounting Pronouncements. In July 2003, the EITF reached a consensus on EITF 03-5. On August 13, 2003, the FASB ratified the EITF’s consensus. EITF 03-5 addresses whether non-software deliverables (elements) included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. Software-related elements include software products and services such as those listed in SOP 97-2, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality. If the software element that is more than incidental to the products or services as a whole is not essential to the functionality of any of the unrelated elements, the unrelated elements would not be considered software-related and, therefore, would be excluded from the scope of SOP 97-2. The provisions of EITF 03-5 became effective for the Company on October 1, 2003. In accordance with EITF 03-5, we have determined that, in software arrangements that also include services provided under our subscription delivery models, the software element is not essential to the functionality of such services. Because we have determined that the software element is not essential to the functionality of such services, the subscription set-up fees as well as the associated direct and incremental costs, such as labor and commissions, are matched with the subscription monthly revenue and recognized over the service period. Historically, in accordance with SOP 97-2, we deferred the subscription set-up fees and related costs, and then recognized them in full upon commencement of the subscription services. The application of the consensus reached in EITF 03-5 did not have a material effect on our financial position, results of operations or cash flows.

Allowances for Sales and Doubtful Accounts. We record an estimated provision for sales allowances to subscription and consulting revenues in the period in which the related revenues are recorded. We record our sales allowances based on historical experience, including a review of our experience related to price adjustments and sales credits issued.

We make judgments as to our ability to collect outstanding receivables, and we provide an allowance for doubtful accounts, included in general and administrative expenses. In estimating allowances for doubtful accounts, we consider specific receivables when collection is doubtful, as well as an analysis of our historical bad debt experience and current economic trends. If the data used to estimate the allowance provided for doubtful accounts does not adequately reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected.

Business Combinations and Valuation of Intangible Assets. We account for business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS 141”) and the related acquired intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 141, the cost of the acquired company is allocated to the identifiable tangible and intangible assets and liabilities acquired, and any remaining amount is classified as goodwill. Certain intangible assets, such as the acquired customer base, are amortized over their expected economic lives in proportion to their expected future cash flows, while in-process research and development costs, if any, are expensed at the acquisition date. In accordance with SFAS 142, goodwill is not amortized, but is instead tested for impairment at least annually and, if impaired, the value of goodwill is adjusted accordingly. Our future operating performance will be impacted by amortization of intangible assets and potential impairment charges related to goodwill. The allocation of the purchase price of the acquired company to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, material write-downs of intangible assets and/or goodwill could occur.

Impairment of Goodwill and Certain Other Long-Lived Assets. Under SFAS 142, we are required to test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. We have determined that we have only one reporting unit. Goodwill is tested for impairment annually in a two-step process. First, we determine if the carrying value of the reporting unit exceeds its fair value, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We performed our initial test for impairment upon the adoption of SFAS 142 in October 2002, and our most recent required annual test occurred in March 2003. In each case, we determined that goodwill was not impaired. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the goodwill assigned to each reporting unit. Significant judgments that are required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit and the impairment of goodwill, if any.

Stock-Based Compensation. We have elected to continue to account for our employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, as opposed to the fair value method allowed by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no employee stock-based compensation cost has been reflected in our net income (loss) for any of the periods presented, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. If, in the future, we are required to change our accounting for stock-based compensation to the fair value method, we would incur substantial additional stock-based costs, which would have a material effect on our results of operations. The pro forma effect of using the fair value method of accounting for the three months ended December 31, 2003 and 2002 is provided under Note 1 to the “Note to Consolidated Statements of Operations” in this report.

Income Taxes. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, an adjustment would be made in the period such determination is made. We have recorded minimal income tax expense as we have experienced significant operating losses to date, as well as assumed significant net operating loss carryforwards from acquisitions. If utilized, the benefit of our total net operating loss carryforwards may be applied, in part, to reduce the recorded value of goodwill, as well as to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws. As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, we have incurred ownership changes, as defined by applicable tax laws. Accordingly, our use of the acquired net operating loss carryforwards may be limited. Further, to the extent that any single year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Selected Financial Data

The following table sets forth financial data derived from our unaudited statements of operations, as a percentage of total revenues, for the periods indicated. The operating results for the three months ended December 31, 2003 and 2002, are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended December 31,
	2003	2002
Revenues:
Subscription	68.8%	52.2%
Consulting	22.4	28.9
License	8.8	18.9

Total revenues	100.0	100.0

Expenses:
Cost of operations	40.5	42.9
Sales and marketing	24.2	26.1
Research and development	16.5	18.5
General and administrative	12.8	10.6
Amortization of intangible assets	2.1	2.0

Total operating expenses	96.1	100.1

Income (loss) from operations	3.9	(0.1)

Interest income	0.4	0.4
Interest expense	(0.1)	(0.3)
Other income (expense), net	0.3	(0.0)

Net income (loss)	4.5%	(0.1)%

Results of Operations

Revenues

	Three Months Ended December 31,
	2003	2002	Change
	(dollars in thousands)
Subscription	$9,210	$7,612	21.0%
Consulting	3,007	4,218	(28.7)%
License	1,176	2,766	(57.5)%

Total revenues	$13,393	$14,596	(8.2)%

We derive our revenues from the delivery of subscription services (which include software maintenance services), consulting services, and the sale of licensed software.

Subscription Revenues. Subscription revenues consist of monthly fees paid for subscription services, the amortization of set-up fees in connection with those services, and fees paid for software maintenance services under software license arrangements. Subscription revenues are affected by the number of new customers added as well as our retention rate of existing customers. Revenues from our subscription services offerings contributed approximately 75% of the absolute dollar increase in subscription revenues in the quarter ended December 31, 2003, compared to the same period in the prior year. This increase was primarily a result of continued expansion of our customer base for outsourced subscription services. This growth reflects an ongoing trend of increased market demand for our subscription service offerings. We believe this trend is, in part, related to the market’s growing acceptance of outsourced services, limited information technology capital budgets, and limited information technology resources available to manage enterprise management technologies in a traditional self-hosted license model. Growth in maintenance revenues represented approximately 25% of the absolute dollar increase in subscription revenues in the quarter ended December 31, 2003, compared to the same period in the prior year. This increase reflected continued growth in our overall installed base of licensed customers compared to the corresponding prior year period, as well as high retention rates of our existing licensed customers. We expect subscription revenues to continue to grow during fiscal 2004 as a result of the growing demand for our subscription service offerings, continued development of our existing strategic relationships, and the addition of new strategic relationships.

Consulting Revenues. Consulting revenues consist of fees for professional services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting revenues are affected by the number of implementations of our solutions for new customers and implementation of upgrades and enhancements to these solutions for existing customers. The decrease in consulting revenues in the quarter ended December 31, 2003, compared to the same period in the prior year, was due to the ongoing trend of increased market demand for our subscription service offerings, which generally require less consulting services than our software license offerings, as well as variability in the timing of upgrades performed for our licensed customers. We expect future consulting revenues to fluctuate based on new sales of our products and services and the related consulting services provided, as well as the demand for and timing of upgrades and enhancements to our products.

License Revenues. License revenues consist of software license fees. The decrease in license revenues for the quarter ended December 31, 2003 from the quarter ended December 31, 2002 reflects the continued trend in large-market prospects selecting our subscription services model, rather than our license model, as the market demand for our outsourced services continues to grow. We expect future license revenues as a percentage of total revenues to continue to decline during fiscal 2004 as a result of this trend.

International Revenues. We market our software and services through our direct sales organization in the United States, the United Kingdom, and Australia, and through strategic referral and reseller arrangements in the United States and in international markets. Revenues from licenses and services to customers outside the United States were $2.0 million and $1.7 million for the quarters ended December 31, 2003 and 2002, respectively. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. As our products and services become more widely accepted in international markets and in particular with the expansion of international functionality within our products and services, we expect international revenues to continue to grow during fiscal 2004, both as a percentage of total revenues and, on a quarterly basis, in absolute dollars.

Expenses

	Three Months Ended December 31,
(dollars in thousands)	2003	2002	Change
Cost of operations	$5,428	$6,265	(13.4)%
Sales and marketing	3,237	3,807	(15.0)%
Research and development	2,205	2,707	(18.5)%
General and administrative	1,721	1,554	10.7%
Amortization of intangible assets	285	285	0.0%

Total expenses	$12,876	$14,618	(11.9)%

Cost of Operations. Cost of operations expenses consist of salaries and related expenses (including travel and entertainment expenses) and allocated overhead costs (which include depreciation, occupancy, insurance, telecommunications, and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services; server and storage fees; fees paid to third parties for referrals, resale arrangements, and royalties; and amortization of deferred set-up costs in connection with our subscription services. Reductions in amounts paid for salaries and allocated overhead costs contributed approximately 70% of the absolute dollar decrease in cost of operations expenses in the quarter ended December 31, 2003 from the same quarter in the prior year. This decrease was made possible by improvements in our solutions and implementation methodology that enable us to provide consulting services more efficiently. Reduced server and storage fees represented approximately 20% of the absolute dollar decrease. The remaining absolute dollar decrease was substantially all attributable to reductions in amounts paid to third parties for referrals, resale arrangements, and royalties. We expect cost of operations expenses to increase moderately in absolute dollars on a quarterly basis during fiscal 2004 as we expect the incremental cost to support our anticipated customer growth to remain low.

Sales and Marketing. Sales and marketing expenses consist of salaries (and related expenses, including sales commissions and travel and entertainment expenses) and allocated overhead costs associated with our sales and marketing personnel, and, to a lesser extent, costs of advertising, trade shows, and other promotional activities. Salaries and related expenses were $0.4 million lower in the quarter ended December 31, 2003, compared to the same period in the prior year, primarily due to reduced commissions expenses. This reduction was a result of both decreased license sales, for which commissions are expensed in the period of sale, and increased sales of our subscription services, for which commissions are deferred and amortized over the expected lives of the customer relationships. The remaining decrease in sales and marketing expenses in the quarter ended December 31, 2003, compared to the same period in the prior year, was almost entirely attributed to reductions in allocated overhead costs. During fiscal 2004, we expect total sales and marketing expenses to increase moderately in absolute dollars on a quarterly basis as we increase our investment in sales and marketing resources and programs.

Research and Development. Research and development expenses consist of salaries (and related expenses) and allocated overhead costs associated with employees and contractors engaged in software engineering, program management, and quality assurance. The decrease in research and development expenses in the quarter ended December 31, 2003, compared to the same period in the prior year, was primarily related to reductions in the cost of outside contractors and employees engaged in research and development, together with reductions in related allocated overhead charges. During fiscal 2004, we anticipate that total research and development costs will increase moderately on a quarterly basis as we continue to focus on product innovation and enhancement.

General and Administrative. General and administrative expenses consist of salaries (and related expenses) and allocated overhead costs associated with employees and contractors in finance, human resources, legal, information technology, facilities, and the provision for doubtful accounts. The increase in general and administrative expenses in the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002 was primarily due to a reduction in the provision for doubtful accounts in the December 2002 quarter. During fiscal 2004, we expect general and administrative expenses to increase on a quarterly basis from fiscal 2003 as a result of increased public company compliance expenses, including costs of complying with the laws and regulations related to the Sarbanes-Oxley Act of 2002.

Amortization of Intangible Assets. Amortization of intangible assets in the quarters ended December 31, 2003 and 2002 represented amortization of the acquired customer base intangible asset from our July 2002 acquisition of Captura. This intangible is being ratably amortized over five years, consistent with the expected cash flows from the underlying customer contracts.

Interest Income and Interest Expense

	Three Months Ended December 31,
(dollars in thousands)	2003	2002	Change
Interest income	$48	$57	(16.0)%
Interest expense	9	44	(79.3)%

Interest Income and Interest Expense. The decrease in interest income in the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002 was due to the lower interest rates earned on our investment portfolio. The decrease in interest expense in the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002 was due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes. No provision for federal and state income taxes has been recorded as we have accumulated significant net losses since inception, resulting in deferred tax assets. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets.

Financial Condition

Our total assets were $42.9 million and $43.0 million at December 31, 2003 and September 30, 2003, respectively, representing a decrease of $0.1 million, or 0.2%. This modest decrease consisted primarily of a decrease in our outstanding accounts receivable balances, almost entirely offset by greater cash and cash equivalents balances at December 31, 2003. Our cash and cash equivalents totaled $22.9 million as of December 31, 2003, compared to $21.6 million at September 30, 2003, representing an increase of $1.3 million, or 6.0%.

Our accounts receivable balances, net of allowances for doubtful accounts of $0.6 million and $0.5 million, were $6.4 million and $7.9 million as of December 31, 2003 and September 30, 2003, respectively, representing a decrease of $1.5 million, or 19.0%. Average days’ sales outstanding in accounts receivable was 44 days and 51 days for the quarters ended December 31, 2003 and September 30, 2003, respectively. This improvement was primarily the result of an ongoing trend of increased market demand for our subscription services.

Our total current liabilities were $13.7 million and $15.2 million at December 31, 2003 and September 30, 2003, respectively, representing a decrease of $1.5 million, or 9.9%. This decrease reflects reductions in deferred revenues primarily due to the cyclical nature of when our customer maintenance contracts renew, as well as payments made on our outstanding loan obligations and accrued liabilities.

Liquidity and Capital Resources

Our sources of liquidity as of December 31, 2003 consisted principally of cash and cash equivalents totaling $22.9 million. Our operating activities provided $1.9 million and $1.0 million during the three months ended December 31, 2003 and 2002, respectively. For these periods, the increase in our cash flows from operations was primarily a result of continued improvement in our operating results, primarily due to the low incremental cost incurred to host each additional new subscription customer.

Our investing activities used $0.8 million and $0.7 million during the three months ended December 31, 2003 and 2002, respectively. Investing activities have consisted primarily of purchases of property and equipment. Property and equipment acquisitions totaled $0.8 million and $0.2 million during the three months ended December 31, 2003 and 2002, respectively, representing an increase of $0.6 million, or 300.0%. However, for the three months ended December 31, 2002, payments of acquisition costs largely offset the decreased purchases of property and equipment in that period.

Our financing activities provided $0.1 million and used $0.5 million during the three months ended December 31, 2003 and 2002, respectively. Financing activities during these periods have consisted primarily of payments made on existing loans and capital leases and increases in restricted cash balances, offset by the issuance of common stock from the exercise of stock options and by proceeds from our borrowings under our equipment credit facility.

In March 2002, we entered into a loan and security agreement with a bank for a $1.0 million equipment credit facility. The loan and security agreement for the equipment facility allowed for borrowings in the amount of actual equipment purchases up to $1.0 million made through December 2002. The outstanding indebtedness under the credit facility was approximately $0.4 million at December 31, 2003, bears interest at the bank’s prime rate, which was 4.0% at December 31, 2003, and matures in December 2004.

In September 2002, we amended the terms of the loan and security agreement to add Captura as a borrower, and to include a one time additional term loan of $0.4 million, the proceeds of which were used to refinance certain indebtedness owed by Captura to another creditor. The outstanding indebtedness under the one-time additional term loan was approximately was $0.2 million at December 31, 2003, bears interest at the bank’s prime rate, which was 4.0% at December 31, 2003, and matures in October 2004.

In September 2003, we amended the terms of the loan and security agreement to add a revolving line of credit in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, bearing interest at a rate equal to the bank’s prime rate, which was 4.0% at December 31, 2003. Amounts under this revolving line of credit may be repaid and reborrowed at any time prior to September 2004, at which time all outstanding amounts will be due and payable. As of December 31, 2003, no amounts were outstanding under this line of credit. The September amendment also added an additional equipment facility for borrowings in the amount of actual equipment purchases up to $1.0 million, made through September 2004. This additional equipment facility bears interest at a rate equal to the bank’s prime rate, which was 4.0% at December 31, 2003, and matures in September 2006. As of December 31, 2003, no amounts were outstanding under this additional equipment facility. The September amendment also eliminated a restricted cash balance requirement of $1.4 million.

In January 2003, our Board of Directors authorized a stock repurchase program under which we may repurchase up to one million shares of our outstanding stock over a two-year period. Stock purchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any purchases will be made at the then-current market prices, and repurchased shares will be retired. No purchases had been made as of December 31, 2003.

The following are contractual commitments associated with our long-term debt, capital lease, operating lease, and purchase obligations, as of December 31, 2003:

	Payments due by period
Contractual Commitments	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
	(in thousands)
Long-term debt obligations	$536	$—	$—	$—	$536
Capital lease obligations	9	—	—	—	9
Operating lease obligations	1,406	1,295	—	—	2,701
Purchase obligations (1)	1,680	4,617	—	—	6,287

Total	$3,631	$5,912	$—	$—	$9,543

(1)	Reflects future minimum commitments under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription services offerings.

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

We Rely Heavily On Sales Of Concur Expense Solutions.

We generate a substantial portion of our revenues from our Concur Expense subscription services and software solutions, which we expect to continue for the foreseeable future. Our future financial performance and revenue growth will depend, in large part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of our Concur Expense solutions, and our business could be harmed if we fail to deliver the enhancements that customers want with respect to our current and future offerings. There can be no assurance that our services and software solutions will achieve widespread market penetration or that we will derive significant revenues from sales of such solutions.

We Depend On Subscription Revenues; Our Future Growth Is Substantially Dependent On Customer Demand For Our Subscription Services Delivery Models.

We are substantially dependent on our subscription revenues for our anticipated revenues and cash flows, and these subscription revenues, and the associated cost of revenues, are subject to risk and uncertainty. Our subscription revenues represented 68.8% of total revenues for the quarter ended December 31, 2003. We anticipate that subscription revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced subscription services delivery models and ongoing renewals of customer maintenance contracts by our installed base of licensed customers. As such, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from the delivery strategies that we and other enterprise software vendors have traditionally employed. Our emphasis on building our subscription business has contributed to reduced software license revenues in recent periods, and the limited history of our subscription business model makes it difficult to predict whether demand for subscription services will continue. If it does not, we may not be able to generate sufficient license revenues to offset any decrease in sales of subscription services.

To maintain positive margins for our subscription services, our subscription revenues will need to continue to grow more rapidly than the cost of such revenues. There can be no assurance that we will be able to maintain positive gross margins in our subscription services delivery models in future periods. If our subscription services business does not grow sufficiently, we could fail to meet expectations for our results of operations, which could harm our business. In addition, the cycle for implementing our subscription services can be unpredictable because our service must be integrated with a customer’s existing systems. Any delays in implementation may prevent us from recognizing subscription revenue for periods of time, even when we have already incurred costs relating to the implementation of our subscription services. Furthermore, we may experience unanticipated increases in costs associated with providing our subscription services and software maintenance services to customers over the term of our customer contracts as a result of inflation, inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our subscription services contracts contain cancellation provisions, and, as a result, we may recognize substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription or maintenance agreement prior to the end of its term, or if we are unable to renew such an agreement at the end of its term, our operating results could be substantially harmed.

We Depend On Consulting Revenues, Which May Fluctuate Or Decline.

Our consulting revenues represented 22.4% of total revenues for the quarter ended December 31, 2003. We anticipate that consulting revenues will continue to represent a significant percentage of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Our consulting revenues could fluctuate or decline to the extent sales of our subscription services and/or software fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel. To the extent that our costs of operating a professional consulting organization increase, we may not be able to maintain our current margins in this part of our business.

We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict.

Our software license revenues represented 8.8% of total revenues for the quarter ended December 31, 2003. Our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Furthermore we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. General weakened economic conditions have, in recent periods, resulted in more customers restricting their total capital expenditures including expenditures for software licenses. Delays such as this can contribute to the length and unpredictability of our sales cycle for licensed products, making related revenues more difficult to predict and subjecting our operating results to greater volatility on a quarter over quarter basis.

Our Revenue Recognition Policy May Change And Affect Our Earnings.

Revenue recognition rules for software and service companies are complex and require significant interpretations by management. Changes in circumstances, interpretations, or accounting guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition an our operating results. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” regarding our critical revenue recognition policies.

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

Interruption Of Our Operations Could Significantly Harm Our Business.

Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in this equipment, our offices, and our hosting facilities against damage from fire, power loss, telecommunications failures, unauthorized intrusion, and other events. We back up software and related data files regularly and store the back-up files at various off-site locations. However, there can be no assurance that our disaster preparedness will eliminate the risk of extended interruption of our operations. We have engaged third-party hosting facility providers to provide the hosting facilities and related infrastructure for our subscription services. We also retain third-party telecommunications providers to provide Internet and direct telecommunications connections for our services. These providers may fail to perform their obligations adequately. Any damage or failure that interrupts our operations or destroys some or all of our data or the data of our customers, whether due to natural disaster or otherwise, could expose us to litigation, loss of customers, or other harm to our business.

We Depend Significantly On Direct Sales, Which Are Subject To Personnel Risks And May Cause Us To Miss Some Opportunities.

We rely on our direct sales force to sell our solutions to companies with 2,000 or more employees. There is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model for these larger companies, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements.

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

There Are Risks Associated With International Operations.

Our international operations, which are subject to risks associated with operating abroad, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $7.6 million, $6.6 million, and $4.4 million in fiscal 2003, 2002, and 2001, respectively, and represented approximately $2.0 million in the quarter ended December 31, 2003. These international operations are subject to a number of difficulties and special costs, including:

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

Our international operations also face foreign currency-related risks. To date, most of our revenues have been denominated in United States dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. We currently do not engage in foreign exchange hedging activities and, therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations.

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

We May Not Successfully Develop Or Introduce New Products Or Enhancements To Existing Products.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of Concur Expense and other solutions, and our business could be harmed if we fail to deliver enhancements to our current and future solutions that customers desire. We have experienced delays in the planned release dates of our software and upgrades, and we have discovered software defects in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our services and products, or customer claims, including warranty claims, against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing services and products on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new services or products in the marketplace.

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

Our Stock Price Has Been Highly Volatile, Is Likely To Continue To Be Volatile, And May Decline.

The trading price of our common stock has fluctuated widely in the past and may do so in the future, as a result of a number of factors, many of which are outside our control, such as:

•	variations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	failure to achieve earnings expectations;

•	the volatility inherent in stock prices within the emerging sector within which we conduct business;

•	and the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants.

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

We Must Attract And Retain Qualified Personnel.

Our success depends in large part on our ability to continue to attract, motivate, and retain highly qualified personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining key personnel. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. We also compete for personnel with other software vendors and consulting and professional services companies. Further, we presently use stock options as incentives for our employees. If, in the future, we are required to change our accounting for stock-based compensation to the fair value method, we would incur substantial additional stock-based costs and potentially harm our ability to offer stock options and retain qualified personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel would harm our business.

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

In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control. For example:

•	our board of directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights, and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our board of directors, the Chairman of our board of directors, or our chief executive officer;

•	our stockholders may not take action by written consent;

•	our board of directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Changes In Internal Control Over Financial Reporting.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three month period ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

(b) Reports on Form 8-K:

On November 10, 2003, the registrant furnished a Current Report on Form 8-K (i) reporting the registrant’s issuance of a press release dated November 10, 2003, announcing its financial results for the quarter and fiscal year ended September 30, 2003 under Item 12, and furnishing the press release as an exhibit noted in response to Item 12; and (ii) reporting the registrant’s issuance of a press release dated November 10, 2003, announcing its business outlook under Item 9, and furnishing the press release as an exhibit noted in response to Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: February 13, 2004		CONCUR TECHNOLOGIES, INC.

	By	/s/ John F. Adair
John F. Adair Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.