Form 10-Q
period 2004-03-31
CONCUR TECHNOLOGIES INC
filed 2004-05-14
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

Commission file number: 0-25137

CONCUR TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

State of Incorporation: Delaware

I.R.S. Employer I.D. No.: 91-1608052

Address of principal executive offices: 6222 185th Avenue NE

Redmond, Washington 98052

Telephone number, including area code: 425-702-8808

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2004 was 32,788,028.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues:
Subscription	$9,664	$8,569	$18,874	$16,181
Consulting	2,220	3,997	5,227	8,215
License	1,356	1,244	2,532	4,010

Total revenues (1)	13,240	13,810	26,633	28,406

Expenses:
Cost of operations (2)	5,354	5,932	10,782	12,197
Sales and marketing	3,595	3,620	6,832	7,427
Research and development	2,279	2,674	4,484	5,381
General and administrative	1,610	1,774	3,331	3,328
Amortization of intangible asset	285	285	570	570

Total expenses	13,123	14,285	25,999	28,903

Income (loss) from operations	117	(475)	634	(497)

Interest income	55	54	103	111
Interest expense	(6)	(34)	(15)	(78)
Other income, net	39	26	81	22

Net income (loss)	$205	$(429)	$803	$(442)

Net income (loss) per share:
Basic	$0.01	$(0.01)	$0.02	$(0.01)

Diluted	$0.01	$(0.01)	$0.02	$(0.01)

Shares used in calculation of net income (loss) per share:
Basic	32,482	30,989	32,357	30,709

Diluted	36,803	30,989	36,750	30,709

(1)	Includes sales to related parties of $133 in the three months ended March 31, 2003, and $439 in the six months ended March 31, 2003.
(2)	Includes payments to related parties of $386 in the six months ended March 31, 2003.

See accompanying notes.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

(Unaudited)

	March 31, 2004	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$23,053	$21,607
Accounts receivable, net of allowances of $739 and $499	8,120	7,862
Prepaid expenses	1,606	1,425
Other current assets	1,401	1,238

Total current assets	34,180	32,132

Property and equipment, net	3,134	1,331
Restricted cash	550	550
Acquired customer base intangible asset, net of amortization	3,800	4,370
Goodwill	3,704	3,704
Deposits and other assets	1,305	886

Total assets	$46,673	$42,973

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,311	$1,015
Accrued compensation	1,371	945
Other accrued liabilities	2,204	2,518
Current portion of long-term obligations	675	768
Current portion of deferred revenues	10,437	9,905

Total current liabilities	15,998	15,151

Long-term obligations, net of current portion	76	199
Long-term deferred revenues, net of current portion	3,005	2,015

Total liabilities	19,079	17,365

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share: Authorized – 60,000; Issued and Outstanding – 32,586 and 32,142	238,456	237,402
Accumulated other comprehensive income	129	—
Accumulated deficit	(210,991)	(211,794)

Total stockholders’ equity	27,594	25,608

Total liabilities and stockholders’ equity	$46,673	$42,973

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Operating activities:
Net income (loss)	$205	$(429)	$803	$(442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of intangible asset	285	285	570	570
Depreciation	403	752	809	1,771
Provision for allowance for accounts receivable	220	213	424	200
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,939)	2,465	(647)	2,308
Prepaid expenses, deposits, and other assets	(799)	623	(749)	(530)
Accounts payable	268	(544)	285	(1,034)
Accrued liabilities	516	(735)	51	(864)
Deferred revenues	2,032	514	1,507	2,182

Net cash provided by operating activities	1,191	3,144	3,053	4,161

Investing activities:
Purchases of property and equipment	(1,798)	(218)	(2,601)	(457)
Maturities of marketable securities	—	1,000	—	1,000
Acquisition of Captura Software, Inc., net of cash acquired	—	(95)	—	(510)

Net cash (used in) provided by investing activities	(1,798)	687	(2,601)	33

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	590	230	1,054	338
Proceeds from borrowings	289	—	289	915
Payments on borrowings and capital leases	(147)	(351)	(489)	(1,127)
Increase in restricted cash balances	—	—	—	(700)

Net cash provided by (used in) financing activities	732	(121)	854	(574)

Effect of foreign currency exchange rates on cash and cash equivalents	33	—	140	—

Net increase in cash and cash equivalents	158	3,710	1,446	3,620

Cash and cash equivalents at beginning of period	22,895	13,656	21,607	13,746

Cash and cash equivalents at end of period	$23,053	$17,366	$23,053	$17,366

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$33	$28	$85

Common stock issued in connection with acquisition, net of issuance costs	$—	$—	$—	$1,899

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

NOTE 1. DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

We are a leading provider of Corporate Expense Management subscription service and software solutions. Throughout this report Concur Technologies, Inc. is referred to as “Concur”, “we”,”us”, and “our.” Our software solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns. Our solutions include:

•	Concur Expense™ for travel and entertainment expense management.

•	Concur Payment™ for the management of employee requests for vendor payments.

•	Value-added solutions that integrate with Concur Expense and Concur Payment, such as Concur Imaging Service™ for imaging of receipts and invoices, Concur Travel Integration™ for end-to-end integration of the travel planning process, Concur Business Intelligence™ for enhanced business intelligence reporting, Concur Total Access™ for expense data entry by voice, laptop, or handheld device when not connected to the Internet, and Transaction Assessment Module™ for the detection of fraudulent expense transactions.

Our solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives for businesses worldwide through flexible subscription services and license delivery models.

•	Subscription Services. We provide our solutions as a subscription service to customers on an outsourced basis over the Internet or a dedicated telecommunications connection. We offer subscription service offerings that are tailored to the needs of different customer types.

•	Large-Market Subscription Services. We offer both highly-configurable and standardized subscription service mofferings that are marketed primarily to large-market companies with 2,000 or more employees. We generally provide these services on a “transaction basis,” under which our customer pays for access to the service based on the number of transaction reports submitted through the service. Fees typically include a one-time set-up fee and recurring subscription fees for the service. We also offer hosting and application management of our software for customers who purchase (or have previously purchased) an up-front license for our software. In these cases, our customer typically pays a one-time set-up fee and recurring subscription fees for such services.

•	Middle-Market Subscription Services. We offer standardized subscription service offerings that are marketed primarily to middle-market companies with less than 2,000 employees. These services are typically offered on an “authorized-user basis”, under which each customer is authorized to use the service based on the number of users that are authorized to submit transaction reports by operation of the service. Fees typically include a one-time set-up fee and recurring subscription fees for the service.

•	License. We license our software to customers that want highly-configurable solutions that are typically installed at the customer’s premises on customer-furnished equipment, managed by the customer, and accessed over a corporate intranet. We generally offer licenses for our software on either a transaction basis or an authorized-user basis. Fees typically include an up-front license fee for the software and recurring fees for related software maintenance services.

We market and sell our solutions worldwide through a direct sales organization as well as through indirect distribution channels.

Unaudited Interim Financial Information

The financial information as of March 31, 2004, and for the three and six months ended March 31, 2004 and 2003 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended September 30, 2003, included in Concur’s 2003 Annual Report on Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The balance sheet information at September 30, 2003 has been derived from our audited financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and footnotes required by GAAP for complete financial statements.

Segment Information

We operate in and report on one segment (Corporate Expense Management software and services) based upon the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information.

Principles of Consolidation

The consolidated financial statements include the accounts of Concur and its wholly-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include the determination of certain provisions, including accounts receivable allowances, product warranties, estimating useful lives of property and equipment, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business combinations, deferring certain revenues and costs, estimating expected lives of customer relationships, and tax reserves.

Reclassifications

We have made certain reclassifications to prior period amounts to conform to the current period presentation. These reclassifications include, but are not limited to, reclassifying software maintenance revenues from service revenues into subscription revenues, and presentation of amounts previously reported in cost of sales under expenses as cost of operations.

Revenue Recognition Policy

We recognize revenues in accordance with accounting standards for software and service companies including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, the consensus reached in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the consensus reached in EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”), SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and related interpretations, including AICPA Technical Practice Aids.

We generate our revenues from the delivery of subscription services (which include software maintenance services), consulting services, and the sale of software licenses.

Generally, we recognize revenue when evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is considered probable. If collection is not considered probable, we recognize revenues when the fees are collected. If the fees are not fixed or determinable, we recognize revenues as payments become due from the customer. If non-standard acceptance periods or non-standard performance criteria are required, we recognize revenues upon the earlier of satisfaction of the acceptance/performance criteria or the expiration of the period, if applicable.

In contractual arrangements that include the provision of multiple elements, we apply the accounting guidance most applicable to the specific arrangement to address how contract consideration should be measured and allocated to the separate elements in the arrangement. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together and, therefore, are treated as a single contractual arrangement and evaluated for multiple element status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subscription revenues consist of monthly fees paid for subscription services, the amortization of set-up fees in connection with those services, and fees paid for software maintenance services under software license arrangements. Subscription fees are typically recognized monthly as the service is provided to the customer. Based on the particular subscription service offering, the related set-up fees, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the longer of the contractual lives, or the expected lives of the customer relationships, which generally range from two to five years. For those subscription service offerings that have been commercially available for only a short period of time, the contractual lives are used as the best estimate of the expected lives of the customer relationships. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations. Software maintenance services include technical support and the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Fees for software maintenance services are typically billed annually in advance of performance with provisions for subsequent automatic annual renewals. We defer the related revenues and recognize them ratably over the respective maintenance terms, which typically are one year. Additionally, subscription revenues are adjusted for estimated sales allowances, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

Consulting revenues consist of fees for professional services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting service fees are typically billed and recognized as revenue on a time-and-materials basis. In some instances, we sell consulting services under milestone or fixed-fee contracts and, in such cases, recognize consulting revenues on a percentage-of-completion basis. Additionally, consulting revenues are adjusted for estimated sales allowances, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

In service arrangements including both consulting and subscription services, but not a license of our software, we recognize consulting revenues as they are performed if the consulting services qualify as a separate unit of accounting within the arrangement. The consulting services qualify as a separate unit of accounting if they have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the subscription services, and delivery or performance of the subscription services is considered probable and substantially within our control. We have determined that, in our service arrangements of this type, the consulting services typically qualify as a separate unit of accounting and, accordingly, the consulting revenues are recognized as the services are performed. If the consulting services do not qualify as a separate unit of accounting, the related revenues are combined with the subscription revenues, and recognized ratably over the subscription service period.

License revenues consist of fees earned from, and allocable to, granting licenses to use our software products. We recognize license revenues when evidence of a license arrangement exists, we have delivered the software, the amount of the transaction is fixed or determinable, collection is probable, and vendor-specific objective evidence of fair value exists for any undelivered elements of the arrangement. Elements included in our multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services, and subscription services.

In software license arrangements that include rights to multiple elements, we allocate the total arrangement fee among each of the elements using the residual method, under which revenues are allocated to undelivered elements based on vendor-specific objective evidence of their fair value and the residual amounts of revenue are allocated to the delivered elements. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction. If sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient vendor-specific objective evidence does exist or all elements of the arrangement have been delivered. If the only undelivered element is software maintenance, the entire fee is recognized ratably.

In software license arrangements where we also provide consulting services, license revenues generally are recognized upon delivery of the software, provided that the criteria for recognition of software license revenues described above are met, payment of the license fees is not dependent upon the performance of the consulting services, and the consulting services are not essential to the functionality of the software. If we determine that the consulting services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the consulting services, then both the license and consulting fees are recognized on a percentage-of-completion basis. We typically do not consider the consulting services we provide in such arrangements to be essential to the functionality of the software and, therefore, license revenues are typically recognized upon delivery of the software and consulting revenues are recognized as the services are performed.

In arrangements where we license our software and also host the licensed software for our customer, a software element is only considered present if our customer has the contractual right to take possession of the software at any time during the hosting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

period without significant penalty, and it is feasible for our customer to either operate the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of license revenues described above, we recognize license revenues when the software is delivered, and the subscription hosting revenues are recognized as the hosting service is provided. The hosting set-up fees, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the hosting service period. If we determine that a separate software element as described above is not present, we combine the software license fees with the subscription hosting fees and recognize them ratably over the subscription service period.

Our software license contracts typically include an industry-standard software performance warranty provision. We account for potential warranty claims in accordance with the guidance prescribed by SFAS No. 5, Accounting for Contingencies. Historically, we have experienced minimal warranty claims. Our standard license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

Portions of our revenues are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the associated revenues on a gross basis, with amounts paid to our reseller partners recognized as cost of operations. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement, and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues net of the amounts paid to our reseller partner.

Stock-Based Compensation

We issue stock options to employees and outside directors pursuant to our stock option plans and provide employees with the right to purchase stock pursuant to our employee stock purchase plan (“ESPP”). We account for all our employee stock-based compensation arrangements under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under this method, no employee stock-based compensation cost has been reflected in our results of operations for the three and six months ended March 31, 2004 and 2003, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under the ESPP were within statutory limits.

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), requires companies that choose to continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for stock-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized over the related vesting periods. The estimated fair value of the purchases under the ESPP is amortized over the related purchase periods, ranging from 6 to 24 months. The following table illustrates the effect on net income (loss) and related per share amounts if we had accounted for our stock options and ESPP under the fair value method of accounting of SFAS 123, as amended:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2004	2003	2004	2003
Net income (loss) as reported	$205	$(429)	$803	$(442)
Stock-based compensation expense, as reported	—	—	—	—
Pro forma compensation expense under SFAS 123	(1,121)	(582)	(1,969)	(639)

Pro forma net loss	$(916)	$(1,011)	$(1,166)	$(1,081)

Basic net income (loss) per share:
As reported	$0.01	$(0.01)	$0.02	$(0.01)
Pro forma	$(0.03)	$(0.03)	$(0.04)	$(0.04)

Diluted net income (loss) per share
As reported	$0.01	$(0.01)	$0.02	$(0.01)
Pro forma	$(0.03)	$(0.03)	$(0.04)	$(0.04)

We estimate the fair value of our options, including ESPP shares, using the Black-Scholes option valuation model, which is one of several methods that can be used to estimate option values. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

require the input of highly subjective assumptions, including our expected stock price volatility. Because options granted under employee stock-based compensation arrangements have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect this estimate, we believe the Black-Scholes model alone does not necessarily provide a reliable measure of the fair value of options granted under our employee stock-based compensation arrangements.

We estimated the fair value of options and rights granted under our employee stock-based compensation arrangements at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
Employee and Director Stock Option Plans	2004	2003	2004	2003
Expected life in years from grant date	4.5	4.5	4.5	4.4
Risk-free interest rate	2.6%	2.6%	2.6%	2.6%
Volatility	0.79	0.85	0.79	0.85
Dividend yield	—	—	—	—

Weighted-average fair value	$6.85	$2.60	$6.39	$1.29

	Three Months Ended March 31,		Six Months Ended March 31,
ESPP	2004	2003	2004	2003
Expected life in years from grant date	1.4	1.5	1.4	1.5
Risk-free interest rate	1.6%	2.5%	1.6%	2.5%
Volatility	0.85	1.05	0.85	1.05
Dividend yield	—	—	—	—

Weighted-average fair value	$3.35	$0.77	$3.35	$0.77

Net Income (Loss) Per Share

We calculate basic net income (loss) per share by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect of options and rights granted under our employee stock-based compensation arrangements and warrants during the period, using the treasury stock method. The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2004	2003	2004	2003
Net income (loss)	$205	$(429)	$803	$(442)

Weighted-average shares of common stock outstanding	32,482	30,989	32,357	30,709
Dilutive effect of stock-based compensation arrangements (1)	4,321	—	4,393	—
Dilutive effect of warrants (2)	—	—	—	—

Dilutive weighted-average shares of common stock outstanding	36,803	30,989	36,750	30,709

Basic net income (loss) per share	$0.01	$(0.01)	$0.02	$(0.01)
Diluted net income (loss) per share	$0.01	$(0.01)	$0.02	$(0.01)

(1)	Excludes the effect of 0.8 million and 7.6 million shares of common stock subject to outstanding options and rights granted under our stock-based compensation arrangements in the three months ended March 31, 2004 and 2003, respectively, and 0.8 million and 7.9 million shares of common stock subject to outstanding options and rights granted under our stock-based compensation agreements in the six months ended March 31, 2004 and 2003, respectively, as their effect was anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(2)	Excludes the effect of 2.5 million and 3.5 million shares of common stock subject to outstanding warrants in the three months ended March 31, 2004 and 2003, repectively, and 2.5 million and 3.5 million shares of common stock subject to outstanding warrants in the six months ended March 31, 2004 and 2003, respectively, as their effect was anti-dilutive.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In July 2003, the FASB added a limited-scope project to its agenda to modify FIN 46. In December 2003, the FASB released a revised version of FIN 46 (referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. FIN 46R requires the application of either FIN 46 or FIN 46R to all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 were already required to be analyzed under FIN 46, unless FIN 46R were adopted early. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. We have no contractual or other business relationships with a variable interest entity; therefore, the adoption of FIN 46 had no impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of October 1, 2003. The adoption of SFAS 150 had no impact on our financial statements.

In July 2003, the EITF reached a consensus on EITF 03-5. On August 13, 2003, the FASB ratified the EITF’s consensus. EITF 03-5 addresses whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. Software-related elements include software products and services such as those listed in SOP 97-2, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality. If the software element that is more than incidental to the products or services as a whole is not essential to the functionality of any of the unrelated elements, the unrelated elements would not be considered software-related and, therefore, would be excluded from the scope of SOP 97-2. The provisions of EITF 03-5 became effective for us on October 1, 2003. In accordance with EITF 03-5, we have determined that, in software arrangements that also include services provided under our subscription delivery models, the software typically is not essential to the functionality of such services. Because we have determined that the software is not essential to the functionality of such services, the subscription set-up fees as well as the associated direct and incremental costs, such as labor and commissions, are matched with the subscription monthly revenue and recognized over the service period. Historically, in accordance with SOP 97-2, we deferred the subscription set-up fees and related costs, and then recognized them in full upon commencement of the subscription services. The application of the consensus reached in EITF 03-5 did not have a material effect on our financial statements.

NOTE 2. AMORTIZATION OF INTANGIBLE ASSET

Amortization of intangible asset represents the allocation of the acquired customer base intangible asset from our July 2002 acquisition of Captura Software, Inc. The gross and net carrying amounts of the acquired customer base intangible asset at March 31, 2004 and September 30, 2003 were as follows:

(in thousands)	March 31, 2004	September 30, 2003
Acquired customer base intangible asset:
Gross carrying amount	$5,700	$5,700
Accumulated amortization	(1,900)	(1,330)

Acquired customer base intangible asset, net	$3,800	$4,370

The related amortization expense reflected in our results of operations totaled $285,000 for the three months ended March 31, 2004 and 2003, respectively, and $570,000 for the six months ended March 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Estimated amortization expense for the remaining six months of fiscal year 2004 and annually for the remaining estimated useful life is as follows:

Estimated remaining amortization expense (in thousands):
Fiscal 2004	$570
Fiscal 2005	1,140
Fiscal 2006	1,140
Fiscal 2007	950

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

Product Warranty and Indemnification Obligations

We provide software products and related services to our customers under sales contracts, which usually include a limited warranty regarding product and service performance and a limited indemnification of customers against losses, expenses, and liabilities from damages that may be awarded against them if our software or services are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The contracts generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and geography-based scope limitations and a right for us to replace an infringing product. We also enter into similar limited indemnification terms in agreements with certain strategic business partners and vendors. We account for potential warranty claims in accordance with the guidance in SFAS 5, and base our estimates on historical experience and current expectations. To date, we have experienced minimal warranty claims and have not had to reimburse any customers for any losses related to the limited indemnification described above.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Items of comprehensive income (loss) that we currently report are foreign currency translation adjustments. Our components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2004	2003	2004	2003
Net income (loss)	$205	$(429)	$803	$(442)
Other comprehensive income
Foreign currency translation adjustments	28	—	129	—

Total comprehensive income (loss)	$233	$(429)	$932	$(442)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes that are included with this report. Also, the discussion of “Critical Accounting Policices and Estimates” in this MD&A is an integral part of the analysis of our results of operations and financial condition.

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described under “Factors That May Affect Financial Condition And Results Of Operations” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission (“SEC”). The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

Overview

Concur Technologies, Inc. is a leading provider of Corporate Expense Management subscription service and software solutions. Our core purpose is to use innovation to drive costs out of our customers’ business. Our solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns.

Our solutions include:

•	Concur Expense™ for travel and entertainment expense management.

•	Concur Payment™ for the management of employee requests for vendor payments.

•	Value-added solutions that integrate with Concur Expense and Concur Payment, such as Concur Imaging Service™ for imaging of receipts and invoices, Concur Travel Integration™ for end-to-end integration of the travel planning process, Concur Business Intelligence™ for enhanced business intelligence reporting, Concur Total Access™ for expense data entry by voice, laptop, or handheld device when not connected to the Internet, and Transaction Assessment Module™ for the detection of fraudulent expense transactions.

Our solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives for businesses worldwide through our flexible subscription services and license delivery models.

•	Subscription Services. We provide our solutions as a subscription service to customers on an outsourced basis over the Internet or a dedicated telecommunications connection. We offer subscription service offerings that are tailored to the needs of different customer types.

•	Large-Market Subscription Services. We offer both highly-configurable and standardized subscription service offerings that are marketed primarily to large-market companies with 2,000 or more employees. We generally provide these services on a “transaction basis,” under which our customer pays for access to our service based on the number of transaction reports submitted through the service. Fees typically include a one-time set-up fee and recurring subscription fees for the service. We also offer hosting and application management of our software for customers who purchase (or have previously purchased) an up-front license for our software. In these cases, our customer typically pays a one-time set up fee and recurring subscription fees for such services.

•	Middle-Market Subscription Services. We offer standardized subscription service offerings that are marketed primarily to middle-market companies with less than 2,000 employees. We typically offer these services on an “authorized-user basis”, under which each customer is authorized to use the service based on the number of users that are authorized to submit transaction reports by operation of the service. Fees typically include a one-time set-up fee and recurring subscription fees for the service.

•	License. We license our software to customers that want highly-configurable solutions that are typically installed at the customer’s premises on customer-furnished equipment, managed by the customer, and accessed over a corporate intranet. We generally offer licenses for our software on either a transaction basis or an authorized-user basis. Fees typically include an up-front license fee for the software and recurring fees for related software maintenance services.

We market and sell our solutions worldwide through a direct sales organization as well as through indirect distribution channels via our strategic reseller and referral partners. We continue developing and maintaining our existing strategic relationships and entering into additional strategic relationships to grow our subscription revenues.

We generate our revenues from the delivery of subscription services (which include software maintenance services), consulting services, and the sale of software licenses. Subscription revenues have grown significantly as a percentage of our total revenues, to 71% of total revenue for the six months ended March 31, 2004 from 57% in the same period in fiscal 2003. This growth reflects our strategic shift to a business services delivery model that is less dependent on license sales. Our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer. We believe that our strategic shift to the business services model will provide more stable and predictable revenues and operating results compared to prior years when our license revenues were more significant than our subscription services revenues.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003

Selected Financial Data

In the following table, we show financial data derived from our unaudited statements of operations, as a percentage of total revenues, for the periods indicated. The operating results for the periods shown are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues:
Subscription	73.0%	62.1%	70.9%	57.0%
Consulting	16.8	28.9	19.6	28.9
License	10.2	9.0	9.5	14.1

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Cost of operations	40.4	42.9	40.5	43.0
Sales and marketing	27.2	26.2	25.7	26.2
Research and development	17.2	19.4	16.8	18.9
General and administrative	12.2	12.8	12.5	11.7
Amortization of intangible asset	2.1	2.1	2.1	2.0

Total expenses	99.1	103.4	97.6	101.8

Income (loss) from operations	0.9	(3.4)	2.4	(1.8)

Interest income	0.4	0.3	0.4	0.4
Interest expense	(0.0)	(0.2)	(0.1)	(0.3)
Other income, net	0.3	0.2	0.3	0.1

Net income (loss)	1.6%	(3.1)%	3.0%	(1.6)%

Results of Operations

Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2004	2003	Change	2004	2003	Change
Subscription	$9,664	$8,569	12.8%	$18,874	$16,181	16.6%
Consulting	2,220	3,997	(44.5)%	5,227	8,215	(36.4)%
License	1,356	1,244	9.0%	2,532	4,010	(36.9)%

Total revenues	$13,240	$13,810	(4.1)%	$26,633	$28,406	(6.2)%

Subscription Revenues. Subscription revenues consist of monthly fees paid for subscription services, the amortization of set-up fees in connection with those services, and fees paid for software maintenance services under software license arrangements. In addition to the level of fees we charge and collect, subscription revenues are affected by the number of new customers we add, the related contract durations, as well as our retention rate of existing customers.

Revenues from our subscription services offerings contributed all of the absolute dollar increase in subscription revenues in the quarter ended March 31, 2004, compared to the same period in the prior year, and approximately 90% of the absolute dollar increase for the six months ended March 31, 2004 compared to the same period in the prior year. Continued expansion of our customer base for outsourced subscription services was the main reason for these increases. The increase in our customer base reflects an ongoing trend of increased market demand for our subscription service offerings, and strong retention of existing customers. We believe this trend is, in part, related to the market’s growing acceptance of outsourced services, limited information technology capital budgets, and limited information technology resources available to manage enterprise management technologies in traditional self-hosted software license arrangements.

We expect subscription revenues to continue to grow during the remainder of fiscal 2004 as a result of the growing demand for our subscription service offerings.

Consulting Revenues. Consulting revenues consist of fees for professional services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting revenues are affected by the number of implementations of our solutions for new customers and implementation of upgrades and enhancements to these solutions for existing customers, and whether consulting revenues in multiple element arrangements require deferral and subsequent ratable revenue recognition treatment.

The decreases in consulting revenues for the three and six months ended March 31, 2004, compared to the same periods in the prior year, were due in part to the deferral of revenues of approximately $0.7 million relating to consulting services performed under a single strategic reseller contract, which will be recognized ratably over the remaining life of the contract. In addition, decreases in both current periods compared to the prior year were attributable to fewer new license customers added in the first three months of fiscal 2004 and fewer upgrades and enhancements for existing customers during such periods.

We anticipate future consulting revenues will fluctuate based on new sales of our solutions and the related consulting services provided, as well as the demand for and timing of upgrades and enhancements to our solutions. For the remainder of fiscal 2004, we expect consulting revenues to increase compared to the first and second quarters of fiscal 2004, based on recent levels of new customer contracts, and existing customer contracts for upgrades to our products and services.

License Revenues. License revenues consist of fees earned from granting licenses to use our software products.

The slight increase in license revenues for the quarter ended March 31, 2004 compared to the same quarter in the prior year primarily reflects the timing of new license sales. The decrease for the six months ended March 31, 2004 compared to the same period in the prior year reflects the continued shift from our licensed model to our subscription services model particularly with respect to large-market companies.

We expect the absolute dollar value of future license revenues to remain at or below the level of license revenues for the first two quarters of fiscal 2004, as customer demand is more focused on our subscription services offerings.

International Revenues. We market our software and services through our direct sales organization in the United States, the United Kingdom, and Australia, and through strategic referral and reseller arrangements in the United States and in international markets. Revenues from customers outside the United States were $1.9 million (14% of total revenues) and $2.1 million (15%) for the quarters ended March 31, 2004 and 2003, respectively, and $4.0 million (15%) and $3.8 million (13%) for the six months ended March 31, 2004 and 2003, respectively. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. As our products and services continue to gain acceptance in international markets and in particular with the expansion of international functionality within our solutions, we expect international revenues to continue to grow on a quarterly basis, both in absolute dollars and as a percentage of total revenues.

Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2004	2003	Change	2004	2003	Change
Cost of operations	$5,354	$5,932	(9.7)%	$10,782	$12,197	(11.6)%
Sales and marketing	3,595	3,620	(0.7)%	6,832	7,427	(8.0)%
Research and development	2,279	2,674	(14.8)%	4,484	5,381	(16.7)%
General and administrative	1,610	1,774	(9.2)%	3,331	3,328	0.1%
Amortization of intangible assets	285	285	0.0%	570	570	0.0%

Total expenses	$13,123	$14,285	(8.1)%	$25,999	$28,903	(10.1)%

Cost of Operations. Cost of operations expenses consist of salaries and related expenses (including travel related expenses) and allocated overhead costs (which include depreciation, occupancy, insurance, telecommunications, and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services, co-location and related telecommunications costs, fees paid to third parties for referrals, resale arrangements, royalties, and, amortization of deferred set-up costs we incur in connection with our subscription services.

Reductions in amounts paid for salaries and related expenses, and allocated overhead costs, contributed approximately 75% of the absolute dollar decrease in cost of operations expenses in the three months ended March 31, 2004 from the same period in the prior year and approximately 70% of the absolute dollar decrease for the six months ended March 31, 2004 compared to the same period in the prior year. Reduced co-location and related telecommunications costs represented approximately 25% of the absolute dollar decrease for the three months and 20% for the six months ended March 31, 2004 compared to the same periods in the prior year. These decreases were due in part to improvements in our solutions and implementation methodology, which now enable us to provide our subscription and consulting services more efficiently, as well as the increase in new sales of our subscription services for which implementation costs are deferred and amortized.

We anticipate cost of operations expenses to decrease as a percentage of revenues as the incremental cost to deploy and support each new customer decreases due to economies of scale in our subscription service model, but the absolute dollar value of the cost of operations to increase as we deploy and support these new customers.

Sales and Marketing. Sales and marketing expenses consist of salaries (and related expenses, including sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel, and, to a lesser extent, costs of advertising, trade shows, and other promotional activities.

Salaries and marketing expenses declined slightly in the three months ended March 31, 2004, compared to the same period in the prior year, and were $0.6 million lower for the six months ended March 31, 2004 compared to the same period in 2003. The slight decrease in the three months ended March 31, 2004 compared to the same period in fiscal 2003 was due to a reduction in commissions costs of $0.3 million due to increased sales of our subscription services, for which commissions are deferred and amortized, offset in part by an increase in costs for personnel of $0.2 million. The $0.6 million decrease for the six months ended March 31, 2004 compared to the same period in fiscal 2003 was due to a reduction in commissions costs of $0.6 million as a result of both decreased license sales as well as increased sales of our subscription services, and a reduction in allocated overhead costs of $0.1 million, both offset in part by an increase in personnel costs of $0.1 million.

During the remainder of fiscal 2004, we expect total sales and marketing expenses to increase moderately in absolute dollars as investment in sales and marketing continues, to meet growing market demand.

Research and Development. Research and development expenses consist of salaries (and related expenses) and allocated overhead costs associated with employees and contractors engaged in software engineering, program management, and quality assurance.

Research and development expenses decreased $0.4 million for the three months ended March 31, 2004, compared to the same period in the prior year, and decreased $0.9 million for the six months ended March 31, 2004, compared to the same period in the prior year. Additional research and development costs capitalized represented $0.4 million and $0.5 million of the decrease in research and development expenses in the three and six months ended March 31, 2004, respectively, compared to the corresponding periods in the prior year, as a result of increased investment in software used internally in connection with our subscription services offerings. Reductions in allocated overhead costs contributed additional decreases of $0.2 million and $0.4 million in the three and six month periods, respectively. In the three months ended March 31, 2004, these reductions were offset in part by increased personnel costs of $0.2 million as a result of our investment in additional employees and contractors engaged in our research and development activites.

During the remainder of fiscal 2004, we anticipate that total research and development expenses recognized will increase moderately on a quarterly basis as we continue to focus on product innovation and enhancement.

General and Administrative. General and administrative expenses consist of salaries (and related expenses) and allocated overhead costs associated with employees and contractors in finance, human resources, legal, information technology, facilities, and, to a lesser extent, the provision for doubtful accounts.

The $0.2 million decrease in general and administrative expenses in the three months ended March 31, 2004 compared to the same quarter in the prior year reflects a decrease of $0.2 million in allocated overhead costs and a reduction of $0.2 million in estimated foreign corporate taxes paid, offset in part by an increase in personnel costs of approximately $0.2 million. The relatively unchanged amount of general and administrative expenses in the six months ended March 31, 2004 compared to the same period in the prior year reflects a decrease of approximately $0.2 million in allocated overhead costs offset by increased personnel costs and professional fees of $0.2 million, arising, in part, from our preparations for compliance with laws and regulations related to the Sarbanes-Oxley Act of 2002.

During the remainder of fiscal 2004, we expect the absolute dollar amount of general and administrative expenses to increase on a quarterly basis due to increases in personnel costs related to the growth of our business.

Amortization of Intangible Asset. Amortization of intangible asset represents the allocation of the acquired customer base intangible asset from our July 2002 acquisition of Captura. This intangible is being ratably amortized as a non-cash charge to operations over five years, consistent with the timing and level of the expected cash flows from the underlying acquired customer contracts.

Interest Income and Interest Expense

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2004	2003	Change	2004	2003	Change
Interest income	$55	$54	1.9%	$103	$111	(7.2)%
Interest expense	6	34	(82.4)%	15	78	(80.8)%

Interest Income and Interest Expense. The fluctuations in interest income in the three and six month periods ended March 31, 2004 compared to the same periods in fiscal 2003 reflect higher levels of interest-earning cash and cash equivalent investments offset by lower interest rates. The decreases in interest expense in the three and six months ended March 31, 2004 compared to the same periods in the prior fiscal year were due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes. No provision for federal and state income taxes has been recorded as we have accumulated significant net losses since inception, resulting in deferred tax assets. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets.

Financial Condition

Our total assets were $46.7 million and $43.0 million at March 31, 2004 and September 30, 2003, respectively, representing an increase of $3.7 million, or 8.6%. This increase consisted primarily of increases in our cash and cash equivalents and property and equipment at March 31, 2004. Our cash and cash equivalents totaled $23.1 million as of March 31, 2004, compared to $21.6 million at September 30, 2003, representing an increase of $1.5 million, or 6.9%. Net property and equipment increased to $3.1 million at March 31, 2004 from $1.3 million at September 30, 2003, due to additional investment in software used internally in connection with our subscription services offerings.

Our accounts receivable balances, net of allowances of $0.7 million and $0.5 million, were $8.1 million and $7.9 million as of March 31, 2004 and September 30, 2003, respectively, representing an increase of 3.3%. Average days’ sales outstanding (“DSO”) in accounts receivable were 56 days and 51 days for the quarters ended March 31, 2004, and September 30, 2003, respectively, reflecting changes in the timing of customer receipts, and the slight decrease in total revenues. DSO are expected to remain in our target range of 50 to 60 for the remainder of fiscal 2004.

Our total current liabilities were $16.0 million and $15.2 million at March 31, 2004 and September 30, 2003, respectively, representing an increase of $0.8 million, or 5.3%. This increase primarily reflects the increase in deferred revenues, resulting from the cyclical nature of customer maintenance contract renewals, as well as deferred consulting services performed in the three months ended March 31, 2004 under a single strategic reseller contract.

Liquidity and Capital Resources

Our available sources of liquidity as of March 31, 2004 consisted principally of cash and cash equivalents totaling $23.1 million. We have a revolving credit line and equipment purchase facility available, discussed in more detail below.

Our operating cash flows result primarily from cash received from our subscription and license customers, offset by cash payments to employees and others directly related to these services, and related sales and marketing and administrative costs, as well as research and development costs. Cash flows from operating activities totaled $1.2 million and $3.1 million during the three months ended March 31, 2004 and 2003, respectively, and $3.1 million and $4.2 million for the six months ended March 31, 2004 and 2003, respectively. The positive cash flows from operations in the three and six months ended March 31, 2004 were driven by profitable operating results and increases in deferred revenue balances. The decreases in both periods in 2004 compared to 2003 were primarily due to the timing of receipts on accounts receivable.

Our investing activities used $1.8 million and provided $0.7 million during the three months ended March 31, 2004 and 2003, respectively. Investing activities used $2.6 million and $0 for the six months ended March 31, 2004 and 2003, respectively. Property and equipment purchases totaled $1.8 million for the three months ended March 31, 2004 and $2.6 million for the six months ended March 31, 2004. These current year amounts were mainly for additional investment in software used internally in connection with our subscription services offerings.

Our financing activities provided $0.7 million and used $0.1 million during the three months ended March 31, 2004 and 2003, respectively. Financing activities provided $0.9 million and used $0.6 million for the six months ended March 31, 2004 and 2003, respectively. Proceeds from financing activities during these periods have consisted primarily of proceeds from employee stock option exercises, which we do not directly control, and from borrowings. Scheduled payments made on existing loans and capital leases are our primary financing cash outflows.

In March 2002, we entered into a loan and security agreement with a bank for a $1.0 million equipment credit facility. The loan and security agreement for the equipment facility allowed for borrowings in the amount of actual equipment purchases up to $1.0 million made through December 2002. The outstanding indebtedness under the credit facility was approximately $0.3 million at March 31, 2004, bears interest at the bank’s prime rate, which was 4.0% at March 31, 2004, and matures in December 2004.

In September 2002, we amended the terms of the loan and security agreement to add Captura as a borrower, and to include a one-time additional term loan of $0.4 million, the proceeds of which were used to refinance certain indebtedness owed by Captura to another creditor. The outstanding indebtedness under the one-time additional term loan was approximately was $0.1 million at March 31, 2004, bears interest at the bank’s prime rate, which was 4.0% at March 31, 2004, and matures in October 2004.

In September 2003, we amended the terms of the loan and security agreement to add a revolving line of credit in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, bearing interest at a rate equal to the bank’s prime rate, which was 4.0% at March 31, 2004. Amounts under this revolving line of credit may be repaid and reborrowed at any time prior to September 2004, at which time all outstanding amounts will be due and payable. As of March 31, 2004, no amounts were outstanding under this line of credit. The September 2003 amendment also added an additional equipment facility for borrowings in the amount of actual equipment purchases up to $1.0 million, made through September 2004. This additional equipment facility bears interest at a rate equal to the bank’s prime rate, which was 4.0% at March 31, 2004, and matures in September 2006. As of March 31, 2004, no amounts were outstanding under this additional equipment facility. The September amendment also eliminated a restricted cash balance requirement of $1.4 million.

In March 2004, we entered into an arrangement to finance the premium for our current directors’ and officers’ liability insurance policy. The loan under this financing agreement bears interest at 5.4% and matures in December 2004. As of March 31, 2004, the balance under the arrangement was $0.3 million.

In January 2003, our Board of Directors authorized a stock repurchase program under which we may repurchase up to one million shares of our outstanding stock over a two-year period. Stock purchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any purchases will be made at the then-current market prices, and repurchased shares will be retired. No purchases have been made under this program through the filing date of this report.

The following are contractual commitments associated with our long-term debt, operating leases, and purchase obligations, as of March 31, 2004:

	Payments due by period
(in thousands)	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Contractual Commitments
Long-term debt obligations	$766	$—	$—	$—	$766
Operating lease obligations	931	1,295	—	—	2,226
Purchase obligations (1)	1,259	4,617	—	—	5,876

Total	$2,956	$5,912	$—	$—	$8,868

(1)	Reflects future minimum commitments under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription services offerings.

We do not use derivative financial instruments.

We have not engaged in any related party transactions or arrangements with unconsolidated entities that would have a material effect on our financial statements.

We believe our cash and cash equivalents, and amounts available under our equipment credit facilities and revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In the longer term, we may seek additional funds to support our business needs and may seek to raise such additional funds through private or public sales of debt or equity securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; such estimates and judgments are periodically re-evaluated. Actual results may differ materially from these estimates under different assumptions, judgments, or conditions.

The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those most important to the portrayal of our financial condition and results of operations, and which require the most difficult, subjective, or complex judgments. Our critical accounting policies include revenue recognition, accounts receivable allowances, business combinations and valuation of intangible assets, impairment of goodwill and certain other long-lived assets, accounting for stock-based compensation, and accounting for income taxes.

Revenue Recognition. We recognize revenues in accordance with accounting standards for software and service companies including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, the consensus reached in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the consensus reached in EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”), SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and related interpretations, including AICPA Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

We generate our revenues from the delivery of subscription services (which include software maintenance services), consulting services, and the sale of software licenses.

Generally, we recognize revenue when evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is considered probable. If collection is not considered probable, we recognize revenues when the fees are collected. If the fees are not fixed or determinable, we recognize revenues as payments become due from the customer. Accordingly, our judgment as to the probability of collection and determinability of fees, may materially affect the timing of our revenue recognition and results of operations. If non-standard acceptance periods or non-standard performance criteria are required, we recognize revenue upon the earlier of satisfaction of the acceptance/performance criteria or the expiration of the period, if applicable.

In contractual arrangements that include the provision of multiple elements, we apply the accounting guidance most applicable to the specific arrangement to address how contract consideration should be measured and allocated to the separate elements in the arrangement. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together, and therefore, are treated as a single contractual arrangement and evaluated for multiple element status.

Subscription revenues consist of monthly fees paid for subscription services, the amortization of set-up fees in connection with those services, and fees paid for software maintenance services under software license arrangements. Subscription fees are typically recognized monthly as the service is provided to the customer. Based on the particular subscription service offering, the related set-up fees, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the longer of the contractual lives, or the expected lives of the customer relationships, which generally range from two to five years. For those subscription service offerings that have been commercially available for only a short period of time, the contractual lives are used as the best estimate of the expected lives of the customer relationships. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations. It is possible that, in the future, the estimates of expected customer lives may change and, if so, the periods over which such subscription set-up fees and costs are amortized will be adjusted. Any such change in estimated expected customer lives will affect our future results of operations. Software maintenance services include technical support and the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Fees for software maintenance services are typically billed annually in advance of performance with provisions for subsequent automatic annual renewals. We defer the related revenues and recognize them ratably over the respective maintenance terms, which typically are one year. Additionally, subscription revenues are adjusted for estimated sales allowances, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

Consulting revenues consist of fees for professional services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting service fees are typically billed and recognized as revenue on a time-and-materials basis. In some instances, we sell our consulting services under milestone or fixed-fee contracts, and in such cases, consulting revenues are recognized on a percentage-of-completion basis. Additionally, consulting revenues are adjusted for estimated sales allowances, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

In service arrangements that include both consulting and subscription services, but not a license of our software, consulting revenues are recognized as they are performed if the consulting services qualify as a separate unit of accounting within the arrangement. The consulting services qualify as a separate unit of accounting if they have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the subscription services, and delivery or performance of the subscription services is considered probable and substantially within our control. We have determined that, in our service arrangements of this type, the consulting services typically qualify as a separate unit of accounting and, accordingly, the consulting revenues are recognized as the services are performed. If the consulting services do not qualify as a separate unit of accounting, the related revenues are combined with the subscription revenues, and recognized ratably over the subscription period. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

License revenues consist of fees earned from, and allocable to, granting licenses to use our software products. We recognize license revenues when evidence of a license arrangement exists, we have delivered the software, the amount of the transaction is fixed or determinable, collection is probable, and vendor-specific objective evidence of fair value exists for any undelivered elements of the arrangement. Elements included in our multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services, and subscription services.

In software license arrangements that include rights to multiple elements, we allocate the total arrangement fee among each of the elements using the residual method, under which revenues are allocated to undelivered elements based on vendor-specific objective evidence of their fair value and the residual amounts of revenue are allocated to the delivered elements. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction. If sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient vendor-specific objective evidence does exist or all elements of the arrangement have been delivered. If the only undelivered element is software maintenance, the entire fee is recognized ratably. We are required to exercise judgment in deciding how to interpret the evidence of fair value to determine the allocation of arrangement consideration with respect to a given element, and in determining whether an established price is likely to change prior to separate market introduction. These judgments may materially affect the timing of our revenue recognition and results of operations.

In software license arrangements where we also provide consulting services, license revenues generally are recognized upon delivery of the software, provided that the criteria for recognition of software license revenues described above are met, payment of the license fees is not dependent upon the performance of the consulting services, and the consulting services are not essential to the functionality of the software. If we determine that the consulting services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the consulting services, then both the license and consulting fees are recognized on a percentage-of-completion basis. We typically do not consider the consulting services we provide in such arrangements to be essential to the functionality of the software and, therefore, license revenues are typically recognized upon delivery of the software and consulting revenues are recognized as the services are performed. Accordingly, our judgment as to whether consulting services should be considered essential to the functionality of the licensed software may materially affect the timing of our revenue recognition and results of operations.

In arrangements where we license our software and also host the licensed software for our customer, a software element is only considered present if our customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for our customer to either run the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of license revenue described above, we recognize license revenues when the software is delivered, and the subscription hosting revenues are recognized as the hosting service is provided. The hosting set-up fees, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the hosting service period. If we determine that a separate software element as described above is not present, we combine the software license fees with the subscription hosting fees and recognize them ratably over the subscription service period. Our judgment as to whether we meet the criteria above could have a material affect on the timing of our revenue recognition and results of operations.

Our software license contracts typically include an industry-standard software performance warranty provision. We account for potential warranty claims in accordance with the guidance prescribed by FASB Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS 5”). Historically, we have experienced minimal warranty claims. Our ability to estimate the quantity and amount of any potential future software warranty claims requires judgment, and could have a material affect on our results of operations and financial position. Our standard software license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

Portions of our revenues are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the associated revenues on a gross basis, with amounts paid to our reseller partners recognized as cost of operations. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement, and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record associated revenues net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and cost of operations.

Accounts Receivable Allowances. We record provision for estimated sales allowances to subscription and consulting revenues in the period in which the related revenues are recorded. We record our sales allowances based on historical experience, including a review of our experience related to price adjustments and sales credits issued.

We make judgments as to our ability to collect outstanding receivables, and we provide an allowance for doubtful accounts, included in general and administrative expenses. In estimating allowances for doubtful accounts, we consider specific receivables when collection is doubtful, as well as an analysis of our historical bad debt experience and the current economic environment. If the data used to estimate the allowance provided for doubtful accounts does not adequately reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected.

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

Impairment of Goodwill and Certain Other Long-Lived Assets. Under SFAS 142, we are required to test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. We have determined that we have only one reporting unit. Goodwill is tested for impairment in a two-step process. First, we determine if the carrying value of the reporting unit exceeds its fair value, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We performed our initial test for impairment upon the adoption of SFAS 142 in October 2002, and our most recent required annual test occurred in March 2004. In our tests, we determined that goodwill was not impaired. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the goodwill assigned to each reporting unit. Significant judgments that are required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit and the impairment of goodwill, if any.

Stock-Based Compensation. We have elected to continue to account for our employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 and related interpretations, as opposed to the fair value method allowed by SFAS No. 123. Accordingly, no employee stock-based compensation cost has been reflected in our statement of operations for any of the periods presented, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under the ESPP were within statutory limits. If we are required to change our accounting for stock-based compensation in the future to the fair value method, such as proposed by the FASB’s Exposure Draft on Share-Based Payments issued on March 31, 2004, we would incur and record substantial, non-cash based, stock compensation expense, which would have a material effect on our results of operations. The pro forma effect of using the fair value method of accounting is provided in Note 1 of the “Notes to Consolidated Financial Statements” in this report.

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

Additionally, our net operating loss carryforwards are subject to limitations, as prescribed by applicable tax laws. As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, we have incurred ownership changes, as defined by applicable tax laws. Accordingly, our use of the acquired net operating loss carryforwards may be limited. Further, to the extent that any single year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

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

We Depend On Subscription Revenues; Our Future Growth Is Substantially Dependent On Customer Demand For Our Subscription Services Delivery Models.

Our subscription revenues represented 73% of total revenues for the quarter ended March 31, 2004 and we depend substantially on outsourced subscription services delivery models for our anticipated revenues and cash flows. We anticipate that subscription revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced subscription services delivery models. As such, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from the delivery strategies that we and other enterprise software vendors have traditionally employed. Our emphasis on building our subscription business has contributed to reduced software license revenues in recent periods. Our license revenues have declined substantially in recent periods, due in large part to the growth of our subscription services business, resulting in approximately 37% lower license revenues for the six months ended March 31, 2004, compared to the same period in fiscal 2003. The limited history of our subscription business model makes it difficult to predict whether demand for subscription services will continue. If it does not, we may not be able to generate sufficient license revenues to offset any decrease in sales of subscription services.

If our subscription services business does not grow sufficiently, our cost of revenues may not exceed such revenues, which could harm our operating results. In addition, the cycle for implementing our subscription services can be unpredictable because our service must be integrated with a customer’s existing systems. Any delays in implementation may prevent us from recognizing subscription revenue for periods of time, even when we have already incurred costs relating to the implementation of our subscription services. Furthermore, we may experience unanticipated increases in costs associated with providing our subscription services and software maintenance services to customers over the term of our customer contracts as a result of inflation, inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our subscription services contracts contain cancellation provisions, and, as a result, we may recognize substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription or maintenance agreement prior to the end of its term, or if we are unable to renew such an agreement at the end of its term, our operating results in future periods could be substantially harmed.

We Depend On Consulting Revenues, Which May Fluctuate Or Decline.

Our consulting revenues represented 17% of total revenues for the quarter ended March 31, 2004. We anticipate that consulting revenues will continue to represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Our consulting revenues could fluctuate or decline to the extent sales of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict.

While software license revenues are diminishing as a percent of total revenues, they still represented 10% of total revenues for the quarter ended March 31, 2004. Accordingly, we rely, in part, on the contribution of our license revenues to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Furthermore we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. The continuing weakness of capital spending for enterprise software contributes to the length and unpredictability of our sales cycle for licensed products, making related revenues more difficult to predict and subjecting our operating results to greater volatility on a quarter over quarter basis.

Our Reported Financial Results May Be Adversely Affected By Changes In Accounting Principles Generally Accepted In The United States.

GAAP is subject to interpretation by the FASB, the AICPA, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In particular, revenue recognition rules for software and service companies are complex and require significant interpretation by management. Changes in circumstances, interpretations, or accounting principles or guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” regarding our critical revenue recognition policies. Further, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair market value of our common stock on the grant date. If we are required to change our accounting for stock-based compensation in the future to the fair value method, such as presently proposed by the FASB, we would incur and record substantial, non-cash based, stock compensation expense, which would have a material effect on our results of operations.

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

Interruption Of Our Operations Could Significantly Harm Our Business.

Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in our computer equipment, offices, and hosting facilities against damage from fire, power loss, telecommunications failures, unauthorized intrusion, and other events. We back up software and related data files regularly and store the back-up files at various off-site locations. However, there can be no assurance that our disaster preparedness will eliminate the risk of extended interruption of our operations. We have engaged third-party hosting facility providers to provide the hosting facilities and related infrastructure for our subscription services. We also retain third-party telecommunications providers to provide Internet and direct telecommunications connections for our services. These providers may fail to perform their obligations adequately. Any damage or failure that interrupts our operations or destroys some or all of our data or the data of our customers, whether due to natural disaster or otherwise, could expose us to litigation, loss of customers, or other harm to our business.

We Depend Significantly On Direct Sales, Which Are Subject To Personnel Risks And May Cause Us To Miss Some Opportunities.

We rely on our direct sales force to sell our solutions in the marketplace, particularly with respect to companies with 2,000 or more employees. There is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model for these larger companies, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements.

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

Our Business Is Difficult To Evaluate.

We incorporated in 1993 and began licensing travel and entertainment expense management software in 1995 under a traditional software licensing model. Since that time, our business model and operating plan have evolved significantly. More recently, in 1999, we introduced our subscription services delivery models, offering our software as a service on an outsourced basis over the Internet. Our subscription services delivery models have continued to evolve and, today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon the growth of our subscription services. Our evolving business model makes our business operations and prospects difficult to evaluate. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in this stage of business operations, particularly companies, such as ours, that are in emerging and rapidly evolving markets.

There Are Risks Associated With International Operations.

Our international operations, which are subject to risks associated with operating abroad, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $7.6 million, $6.6 million, and $4.4 million in fiscal 2003, 2002, and 2001, respectively, and represented approximately $1.9 million in the quarter ended March 31, 2004. These international operations are subject to a number of difficulties and special costs, including:

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

Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	the evolving demand for our services and software;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of execution of large contracts;

•	changes in mix of our services and software offerings;

•	the mix of sales channels through which our services and software are sold;

•	costs of developing new products and enhancements;

•	our ability to adequately provide services and software; and

•	global economic and political conditions.

In addition, due to the continuing weakness of capital spending for enterprise software and uncertainty of the current geopolitical environment, we believe that many existing and potential customers may reassess or reduce their planned technology and Internet-related investments and defer or reprioiritize purchasing decisions. Any such reduction in business spending for technology could have a material adverse effect on our revenues and operating results. As a result, there is increased uncertainty with respect to our expected revenues.

Our Lengthy Sales Cycle Could Adversely Affect Our Financial Results.

Because of the high costs involved over a significant period of time, customers for enterprise software solutions typically commit significant resources to an evaluation of available solutions and require us to expend substantial time, effort, and money educating them about the value of our services and software. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements or due to other factors. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly.

Compliance With New Regulations Governing Public Company Corporate Governance And Reporting Is Uncertain And Expensive.

Many new laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC, the New York Stock Exchange, and the NASDAQ National Market, impose new obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Our continuing preparation for and implementation of these reforms and enhanced new disclosures requires us to incur significant additional accounting and legal costs. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition. Further, these laws and regulations may make it more difficult for us to attract and retain qualified members to serve on our board of directors and board committees, particularly our audit committee, and to attract and retain qualified executive officers.

We May Not Successfully Develop Or Introduce New Products Or Enhancements To Existing Products.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of Concur Expense and other solutions, and our business could be harmed if we fail to deliver enhancements to our current and future solutions that customers desire. From time to time, we experience delays in the planned release dates of our software and upgrades, and we have discovered software errors in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain errors when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our services and products, or customer claims, including warranty claims, against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing services and products on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new services or products in the marketplace.

Our Products and Services Might Not Keep Pace With Technological Change.

We must continually modify and enhance our services and products to keep pace with changes in hardware and software platforms, database technology, electronic commerce technical standards, and other items. As a result, uncertainties related to the timing and nature of new product announcements or introductions, or modifications by vendors of operating systems, back-office applications, and browsers and other Internet-related applications, could harm our business.

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

Our Stock Price Has Experienced High Volatility In the Past, May Continue To Be Volatile, And May Decline.

The trading price of our common stock has fluctuated widely in the past and may do so in the future, as a result of a number of factors, many of which are outside our control, such as:

•	variations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	failure to achieve earnings expectations;

•	the volatility inherent in stock prices within the emerging sector within which we conduct business; and

•	the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants.

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

We Must Attract And Retain Qualified Personnel.

Our success depends in large part on our ability to continue to attract, motivate, and retain highly qualified personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining key personnel. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. We also compete for personnel with other software vendors and consulting and professional services companies. Further, we presently use stock options as incentives for our employees. If we are required to change our accounting for stock-based compensation in the future to the fair value method, such as presently proposed by the FASB, we would incur and record substantial, non-cash based, stock compensation expense, which could potentially harm our ability to continue to offer stock options and attract and retain qualified personnel in the future. The inability to hire and retain qualified personnel or the loss of the services of key personnel would harm our business.

We May Require Additional Financing To Fund Our Operations Or Growth.

In the future, we may be required to seek additional financing to fund our operations or growth. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations and cash flows, the use of cash in our stock repurchase program, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell businesses or assets may require us to seek additional funding sooner than we expect. There is no assurance that such funding will be available on terms that are acceptable to us, or at all. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights, preferences, and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited.

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

Interest Rate Risk. We have debt instruments with variable rates of interest. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% increase in interest rates. We believe that such a change would not have a material impact on our cash flows related to these debt instruments.

Foreign Currency Risk. We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. We considered the potential impact of a hypothetical 10% adverse change in foreign exchange rates on the change in cash flows arising from an adverse change in foreign currency exchange rates. We believe that such a change would not have a material impact on our cash flows of financial instruments that are sensitive to foreign currency exchange risk.

Derivatives. We do not use derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes In Internal Control Over Financial Reporting.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three month period ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on March 10, 2004, our shareholders voted on the following three proposals and cast their votes as follows:

1.	To elect the following nominees as directors.

Shares voted:

Michael J. Levinthal	For: 28,030,616	Withheld: 1,290,555
William W. Canfield	For: 28,051,898	Withheld: 1,269,273

2.	To approve the amendment to the 1998 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder from 7,490,000 to 8,490,000.

Shares voted:

For: 11,576,878	Against: 10,057,713	Abstain: 68,830

3.	To approve the amendment to the 1998 Directors Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 640,000 to 890,000 and to revise the arrangement for automatic stock option grants to directors.

Shares voted:

For: 11,043,620	Against: 10,602,925	Abstain: 56,876

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.01	Concur’s Amended 1998 Equity Incentive Plan	—	—	—	—	X

10.02	Concur’s Amended 1998 Director’s Stock Option Plan	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

(b) Reports on Form 8-K:

On January 28, 2004, Concur furnished a Current Report on Form 8-K reporting the issuance of a press release dated January 28, 2004, announcing financial results for the quarter ended December 31, 2003 under Item 12, and furnishing the press release as an exhibit noted in response to Item 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: May 13, 2004	CONCUR TECHNOLOGIES, INC.

	By	/s/ John F. Adair
John F. Adair
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.01	Concur’s Amended 1998 Equity Incentive Plan	—	—	—	—	X

10.02	Concur’s Amended 1998 Director’s Stock Option Plan	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.