Form 10-Q
period 2004-06-30
CONCUR TECHNOLOGIES INC
filed 2004-08-13
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2004 was 32,883,903.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Subscription	$10,365	$8,546	$29,239	$24,727
Consulting	2,985	3,085	8,212	11,300
License	1,107	2,543	3,639	6,553

Total revenues (1)	14,457	14,174	41,090	42,580

Expenses:
Cost of operations (2)	5,922	5,536	16,704	17,733
Sales and marketing	3,663	3,654	10,495	11,081
Research and development	2,177	2,627	6,661	8,008
General and administrative	1,814	1,750	5,145	5,078
Amortization of intangible asset	285	285	855	855

Total expenses	13,861	13,852	39,860	42,755

Income (loss) from operations	596	322	1,230	(175)

Interest income	64	55	167	165
Interest expense	(9)	(28)	(24)	(105)
Other income, net	3	50	84	72

Net income (loss)	$654	$399	$1,457	$(43)

Net income (loss) per share:
Basic	$0.02	$0.01	$0.04	$(0.00)

Diluted	$0.02	$0.01	$0.04	$(0.00)

Shares used in calculation of net income (loss) per share:
Basic	32,753	31,433	32,488	30,998

Diluted	36,892	35,630	36,816	30,998

(1)	Includes sales to related parties of $410 in the three months ended June 30, 2003, and $849 in the nine months ended June 30, 2003.
(2)	Includes payments to related parties of $386 in the nine months ended June 30, 2003.

See accompanying notes.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

(Unaudited)

	June 30, 2004	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$23,950	$21,607
Accounts receivable, net of allowances of $568 and $499	9,467	7,862
Prepaid expenses	1,312	1,425
Other current assets	1,781	1,238

Total current assets	36,510	32,132

Property and equipment, net	4,205	1,331
Restricted cash	550	550
Acquired customer base intangible asset, net of amortization	3,515	4,370
Goodwill	3,704	3,704
Deposits and other assets	2,003	886

Total assets	$50,487	$42,973

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,350	$1,015
Accrued compensation	1,225	945
Other accrued liabilities	2,401	2,518
Current portion of long-term obligations	440	768
Current portion of deferred revenues	11,363	9,905

Total current liabilities	16,779	15,151

Long-term obligations, net of current portion	65	199
Long-term deferred revenues, net of current portion	4,349	2,015

Total liabilities	21,193	17,365

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share:
Authorized – 60,000;
Issued and Outstanding – 32,851 and 32,142	239,554	237,402
Accumulated other comprehensive income	77	—
Accumulated deficit	(210,337)	(211,794)

Total stockholders’ equity	29,294	25,608

Total liabilities and stockholders’ equity	$50,487	$42,973

See accompanying notes.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Operating activities:
Net income (loss)	$654	$399	$1,457	$(43)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of intangible asset	285	285	855	855
Depreciation	535	601	1,344	2,372
Provision for allowance for accounts receivable	7	53	431	253
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,372)	(1,479)	(2,019)	829
Prepaid expenses, deposits, and other assets	(785)	(75)	(1,534)	(605)
Accounts payable	40	46	325	(988)
Accrued liabilities	43	59	94	(805)
Deferred revenues	2,264	(588)	3,771	1,594

Net cash provided by (used in) operating activities	1,671	(699)	4,724	3,462

Investing activities:
Purchases of property and equipment	(1,608)	(277)	(4,209)	(734)
Maturities of marketable securities	—	1,024	—	2,024
Acquisition of Captura Software, Inc., net of cash acquired	—	(41)	—	(551)

Net cash (used in) provided by investing activities	(1,608)	706	(4,209)	739

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	343	2,113	1,397	2,451
Proceeds from issuance of common stock from employee stock purchase plan	755	249	755	249
Proceeds from borrowings	—	—	289	915
Payments on borrowings and capital leases	(235)	(381)	(724)	(1,508)
Increase in restricted cash balances	—	—	—	(700)

Net cash provided by financing activities	863	1,981	1,717	1,407

Effect of foreign currency exchange rates on cash and cash equivalents	(29)	—	111	—

Net increase in cash and cash equivalents	897	1,988	2,343	5,608

Cash and cash equivalents at beginning of period	23,053	17,366	21,607	13,746

Cash and cash equivalents at end of period	$23,950	$19,354	$23,950	$19,354

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$25	$35	$110

Common stock issued in connection with acquisition, net of issuance costs	$—	$—	$—	$1,899

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

NOTE 1. DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Concur is a leading provider of Corporate Expense Management subscription service and software solutions. Our solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns through comprehensive analytics. We provide our solutions through flexible subscription services and license delivery models, and market and sell our solutions worldwide through a direct sales organization as well as through indirect distribution channels.

Throughout these financial statements Concur Technologies, Inc. is referred to as “Concur”, “we”, “us”, and “our.”

Unaudited Interim Financial Information

The financial information as of June 30, 2004, and for the three and nine months ended June 30, 2004 and 2003 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The balance sheet information at September 30, 2003 has been derived from our audited financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended September 30, 2003 included in Concur’s 2003 Annual Report on Form 10-K.

Segment Information

We operate in and report on one segment (Corporate Expense Management software and services) based upon the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information. We market and sell our software in both the United States and in international markets. Revenues from customers outside the United States as a percentage of total revenues were 15% and 12% for the nine months ended June 30, 2004 and 2003, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Concur and its wholly-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include the determination of certain provisions, including allowances for accounts receivable, product warranties, estimating useful lives of property and equipment, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business combinations, deferring certain revenues and costs, estimating expected lives of customer relationships, and estimating tax valuation allowances.

Reclassifications

We have made certain reclassifications to prior period amounts to conform to the current period presentation. These reclassifications include, but are not limited to, reclassifying software maintenance revenues from service revenues into subscription revenues, and presentation of amounts previously reported in cost of sales under expenses as cost of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Generally, we recognize revenue when evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is considered probable. If collection is not considered probable, we recognize revenues when the fees are collected. If the fees are not fixed or determinable, we recognize revenues as payments become due from the customer. If non-standard acceptance periods or non-standard performance criteria are required, we recognize revenue upon the earlier of satisfaction of the acceptance/performance criteria or the expiration of the acceptance period, if applicable.

In contractual arrangements that include the provision of multiple elements, we apply the accounting guidance most applicable to the specific arrangement to determine how contract consideration should be measured and allocated to the separate elements in the arrangement. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together and, therefore, are accounted for as a single contractual arrangement in determining how contract consideration should be measured and allocated to the separate elements in the arrangement. Typically, we measure and allocate the total arrangement fee among each of the elements based on their fair value or vendor-specific objective evidence of fair value. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction.

Subscription revenues consist of monthly fees paid for subscription services, the amortization of set-up fees in connection with those services, fees paid for software maintenance services under software license arrangements, and in certain multiple element subscription arrangements where vendor specific objective evidence of fair value does not exist for an undelivered subscription element, the amortized portion of the related license and consulting fees. Subscription fees are typically recognized monthly as the service is provided to the customer. Based on the particular subscription service offering, the related set-up fees, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the longer of the contractual lives, or the expected lives of the customer relationships, which generally range from two to five years. For those subscription service offerings that have been commercially available for only a short period of time, the contractual lives are used as the best estimate of the expected lives of the customer relationships. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations. Software maintenance services include technical support and the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Fees for software maintenance services are typically billed annually in advance of performance with provisions for subsequent automatic annual renewals. We defer the related revenues and recognize them ratably over the respective maintenance terms, which typically are one year. Subscription revenues are adjusted for estimated sales allowances, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

arrangements of this type, the consulting services typically qualify as a separate unit of accounting and, accordingly, the consulting revenues are recognized as the services are performed. If the consulting services do not qualify as a separate unit of accounting, the related revenues are combined with the subscription revenues, and recognized ratably over the subscription service period.

License revenues consist of fees earned from, and allocable to, grants of licenses to use our software products. We recognize license revenues when evidence of a license arrangement exists, we have delivered the software, the amount of the transaction is fixed or determinable, collection is probable, and vendor-specific objective evidence of fair value exists for any undelivered elements of the arrangement. Elements included in our multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services, and subscription services.

In software license arrangements that include rights to multiple elements, we allocate the total arrangement fee among each of the elements using the residual method, under which revenues are allocated to undelivered elements based on vendor-specific objective evidence of their fair value and the residual amounts of revenue are allocated to the delivered elements. If sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient vendor-specific objective evidence does exist or all elements of the arrangement have been delivered. If the only undelivered element is software maintenance, the entire fee is recognized ratably as subscription revenue.

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

In arrangements where we license our software and also host the licensed software for our customer, a software element is only considered present if our customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for our customer to either operate the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of license revenues described above, we recognize license revenues when the software is delivered, and the subscription hosting revenues are recognized as the hosting service is provided. The hosting set-up fees, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the hosting service period. If we determine that a separate software element as described above is not present, we combine the software license fees with the subscription hosting fees and recognize them ratably over the subscription service period, as subscription revenue.

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

Stock-Based Compensation

We issue stock options to employees and outside directors pursuant to our stock option plans and provide employees with the right to purchase stock pursuant to our employee stock purchase plan (“ESPP” and, collectively, referred to as “stock-based compensation plans”). We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under this method, no stock-based compensation expense has been reflected in our results of operations for the three and nine months ended June 30, 2004 and 2003, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under the ESPP were within statutory limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), requires companies that choose to continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for stock-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized over the related vesting periods. The estimated fair value of the purchases under the ESPP is amortized over the related purchase periods, ranging from 6 to 24 months. The following table illustrates the effect on net income (loss) and related per share amounts if we had accounted for our stock-based compensation plans under the fair value method of accounting of SFAS 123, as amended:

(in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$654	$399	$1,457	$(43)
Add: Stock-based compensation expense, as reported	—	—	—	—
Deduct: Pro forma compensation expense under SFAS 123	(1,640)	(560)	(3,609)	(1,199)

Pro forma net loss	$(986)	$(161)	$(2,152)	$(1,242)

Net income (loss) per share:
Basic, as reported	$0.02	$0.01	$0.04	$(0.00)

Basic, pro forma	$(0.03)	$(0.01)	$(0.07)	$(0.04)

Diluted, as reported	$0.02	$0.01	$0.04	$(0.00)

Diluted, pro forma	$(0.03)	$(0.01)	$(0.07)	$(0.04)

We estimate the fair value of our options and ESPP shares using the Black-Scholes option valuation model, which is one of several methods that can be used to estimate option values. The Black-Scholes model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including our expected stock price volatility. Because options granted under stock-based compensation arrangements have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect this estimate, we believe the Black-Scholes model does not necessarily provide a reliable measure of the fair value of options granted under our stock-based compensation plans.

We estimated the following fair values of options and rights granted under our stock-based compensation plans at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
Employee and Director Stock Option Plans	2004	2003	2004	2003
Expected life in years from grant date	4.5	4.5	4.5	4.4
Risk-free interest rate	2.6%	2.6%	2.6%	2.6%
Volatility	0.79	0.85	0.79	0.85
Dividend yield	—	—	—	—

Estimated weighted-average fair value	$7.15	$3.63	$6.51	$1.43

	Three Months Ended June 30,		Nine Months Ended June 30,
ESPP	2004	2003	2004	2003
Expected life in years from grant date	1.3	1.5	1.3	1.5
Risk-free interest rate	1.3%	2.4%	1.3%	2.4%
Volatility	0.78	1.03	0.78	1.03
Dividend yield	—	—	—	—

Estimated weighted-average fair value	$4.60	$0.91	$4.60	$0.91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Net Income (Loss) Per Share

We calculate basic net income (loss) per share by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect from stock-based compensation plans and warrants during the period, under the treasury stock method. The computation of basic and diluted net income (loss) per share is as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$654	$399	$1,457	$(43)

Weighted-average shares of common stock outstanding	32,753	31,433	32,488	30,998
Add: Dilutive effect of stock-based compensation plans (1)	4,139	4,197	4,328	—
Add: Dilutive effect of warrants (2)	—	—	—	—

Dilutive weighted-average shares of common stock outstanding	36,892	35,630	36,816	30,998

Basic net income (loss) per share	$0.02	$0.01	$0.04	$(0.00)
Diluted net income (loss) per share	$0.02	$0.01	$0.04	$(0.00)

(1)	Excludes the effect of 1.3 million and 0.9 million shares of common stock subject to outstanding options and rights granted under our stock-based compensation plans for the three months ended June 30, 2004 and 2003, respectively, and 1.0 million and 5.3 million shares of common stock subject to outstanding options and rights granted under our stock-based compensation plans for the nine months ended June 30, 2004 and 2003, respectively, as their effect was anti-dilutive.
(2)	Excludes the effect of 2.5 million and 3.5 million shares of common stock subject to outstanding warrants for the three months ended June 30, 2004 and 2003, respectively, and 2.5 million and 3.5 million shares of common stock subject to outstanding warrants for the nine months ended June 30, 2004 and 2003, respectively, as their effect was anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Recently Issued Accounting Standards

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

In July 2003, the EITF reached a consensus on EITF 03-5. In August, 2003, the FASB ratified the EITF’s consensus. EITF 03-5 addresses whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. Software-related elements include software products and services such as those listed in SOP 97-2, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality. If the software element that is more than incidental to the products or services as a whole is not essential to the functionality of any of the unrelated elements, the unrelated elements would not be considered software-related and, therefore, would be excluded from the scope of SOP 97-2. The provisions of EITF 03-5 became effective for us on October 1, 2003. In accordance with EITF 03-5, we have determined that, in software arrangements that also include services provided under our subscription delivery models, the software typically is not essential to the functionality of such services. Because we have determined that the software is not essential to the functionality of such services, the subscription set-up fees as well as the associated direct and incremental costs, such as labor and commissions, are matched with the subscription monthly revenue and recognized over the service period. Historically, in accordance with SOP 97-2, we deferred the subscription set-up fees and related costs, and then recognized them in full upon commencement of the subscription services. The application of the consensus reached in EITF 03-5 did not have a material effect on our financial statements.

NOTE 2. AMORTIZATION OF INTANGIBLE ASSET

Amortization of intangible asset represents the allocation of the acquired customer base intangible asset from our July 2002 acquisition of Captura Software, Inc. The gross and net carrying amounts of the acquired customer base intangible asset at June 30, 2004 and September 30, 2003 were as follows:

(in thousands)	June 30, 2004	September 30, 2003
Acquired customer base intangible asset:
Gross carrying amount	$5,700	$5,700
Accumulated amortization	(2,185)	(1,330)

Acquired customer base intangible asset, net	$3,515	$4,370

The related amortization expense reflected in our results of operations totaled $285,000 for the three months ended June 30, 2004 and 2003, respectively, and $855,000 for the nine months ended June 30, 2004 and 2003, respectively.

Estimated amortization expense for the remaining three months of fiscal 2004 and annually for the remaining estimated useful life is as follows:

Estimated remaining amortization expense (in thousands):
Fiscal 2004	$285
Fiscal 2005	1,140
Fiscal 2006	1,140
Fiscal 2007	950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

NOTE 3. CONTINGENCIES

Litigation

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. In April 2002, these lawsuits were consolidated. The consolidated complaint generally alleges claims against us, several of our current and former officers, and the underwriters of our initial public offering in December 1998, based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. The plaintiffs in this lawsuit seek damages in unspecified amounts, which, if awarded, could be substantial. This lawsuit is one of more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In October 2002, the court dismissed the individual defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. In February 2003, the presiding judge denied a motion to dismiss all claims. In July 2003, we decided to participate in a proposed settlement being negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. We do not believe that the proposed settlement will have any material adverse effect on our business, financial condition, or results of operations. The proposed settlement is expected to be funded by a group of insurers on behalf of the issuer defendants. The proposed settlement agreement would dispose of all remaining claims against us and the individual defendants, without any admission of wrongdoing by us or the individual defendants. The proposed settlement is subject to final approval by the parties and the court. There is no guarantee that the parties or the court will approve the proposed settlement. Should the parties and the court fail to approve the proposed settlement, we would continue to defend ourselves vigorously.

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

NOTE 4. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The item of comprehensive income (loss) that we currently report is foreign currency translation adjustment. Components of comprehensive income (loss) were as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$654	$399	$1,457	$(43)
Other comprehensive income (loss):
Foreign currency translation adjustments	(52)	—	77	—

Total comprehensive income (loss)	$602	$399	$1,534	$(43)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes that are included with this report. Also, the discussion of “Critical Accounting Policies and Estimates” in this MD&A is an integral part of the analysis of our results of operations and financial condition.

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

Overview

Concur Technologies, Inc. is a leading provider of Corporate Expense Management subscription service and software solutions. Our core purpose is to use innovation to drive costs out of our customers’ businesses. Our solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns through comprehensive analytics.

Our solutions include:

•	Concur Expense™ for travel and entertainment expense management.

•	Concur Payment™ for the management of employee requests for vendor payments.

•	Value-added solutions that integrate with our expense and payment solutions, including Concur Imaging Service™ for imaging of receipts and invoices, Concur Travel Integration™ for end-to-end integration of the travel planning process, Concur Analysis Service™ for enhanced business intelligence reporting, Concur Total Access™ for expense data entry by voice, laptop, or handheld device when not connected to the Internet, Transaction Assessment Module™ for the detection of fraudulent expense transactions, and Concur Benchmarking Service™ for benchmarking of travel costs.

Our solutions are designed to accommodate a wide range of customer business needs, technical requirements and budget objectives for businesses worldwide through our flexible subscription services and license delivery models.

•	Subscription Services. We provide our solutions as a subscription service to customers on an outsourced basis over the Internet or a dedicated telecommunications connection. We offer subscription service offerings that are tailored to the needs of different customer types.

•	Large-Market Subscription Services. We offer both highly-configurable and standardized subscription service offerings that are marketed primarily to large-market companies with 2,000 or more employees. We generally provide these services on a “transaction basis,” under which our customers pay for access to our service based on the number of transactions submitted through the service. Fees typically include a one-time set-up fee and recurring subscription fees for the service. We also offer hosting and application management of our software for customers who purchase (or have previously purchased) an up-front license for our software. In these cases, our customer typically pays a one-time set up fee and recurring subscription fees for such services.

•	Middle-Market Subscription Services. We offer standardized subscription service offerings that are marketed primarily to middle-market companies with less than 2,000 employees. We typically offer these services on an “authorized-user basis”, under which each customer is authorized to use the service based on the number of users that are authorized to submit transaction reports by operation of the service. Fees typically include a one-time set-up fee and recurring subscription fees for the service.

•	License. We license our software to customers that want highly-configurable solutions that are typically installed at the customer’s premises on customer-furnished equipment, managed by the customer, and accessed over a corporate Intranet. We generally offer licenses for our software on either a transaction basis or an authorized-user basis. Fees typically include an up-front license fee for the software and recurring fees for related software maintenance services.

We market and sell our solutions worldwide through a direct sales organization as well as through indirect distribution channels via our strategic reseller and referral partners. We continue to develop and maintain our existing strategic relationships and enter into additional strategic relationships to grow our subscription revenues.

We generate our revenues from the delivery of subscription services, consulting services, and the sale of software licenses. Subscription revenues have grown significantly as a percentage of our total revenues, to 71% of total revenue for the nine months ended June 30, 2004 from 58% in the same period in fiscal 2003. This growth reflects our strategic shift to a business services model that is less dependent on license sales. Our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer. We believe that our strategic shift to the business services model provides more stable and predictable revenues and operating results compared to prior years when our license revenues were more significant than our subscription services revenues.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

Selected Financial Data

In the following table, we show financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated. The operating results for the periods shown are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Subscription	71.7%	60.3%	71.2%	58.1%
Consulting	20.6	21.8	20.0	26.5
License	7.7	17.9	8.8	15.4

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Cost of operations	41.0	39.1	40.7	41.7
Sales and marketing	25.3	25.8	25.5	26.0
Research and development	15.1	18.5	16.2	18.8
General and administrative	12.5	12.3	12.5	11.9
Amortization of intangible asset	2.0	2.0	2.1	2.0

Total expenses	95.9	97.7	97.0	100.4

Income (loss) from operations	4.1	2.3	3.0	(0.4)

Interest income	0.4	0.4	0.4	0.4
Interest expense	(0.0)	(0.2)	(0.1)	(0.3)
Other income, net	0.0	0.3	0.2	0.2

Net income (loss)	4.5%	2.8%	3.5%	(0.1)%

Results of Operations

Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2004	2003	Change	2004	2003	Change
Subscription	$10,365	$8,546	21.3%	$29,239	$24,727	18.2%
Consulting	2,985	3,085	(3.2)%	8,212	11,300	(27.3)%
License	1,107	2,543	(56.5)%	3,639	6,553	(44.5)%

Total revenues	$14,457	$14,174	2.0%	$41,090	$42,580	(3.5)%

Subscription Revenues. Subscription revenues consist of monthly fees paid for subscription services offerings, the amortization of set-up fees in connection with those services, fees paid for software maintenance services under software license arrangements, and in certain multiple element subscription arrangements where vendor specific objective evidence of fair value does not exist for an undelivered subscription element, the amortized portion of the related license and consulting fees. In addition to the level of fees we charge and collect, subscription revenues are affected by the number of new customers we add, the related contract durations, and our retention rate of existing customers.

Subscription revenues increased by 21.3% for the three months ended June 30, 2004, compared to the same period in fiscal 2003 and increased by 18.2% for the nine months ended June 30, 2004, compared to the same period in fiscal 2003. Revenues from our subscription services contributed approximately 90% of the absolute dollar increase in subscription revenues for both the three months and nine months ended June 30, 2004, compared to the same periods in the fiscal 2003. Continued expansion of our customer base for outsourced subscription services was the main reason for these increases. The increase in our customer base reflects an ongoing trend of increased market demand for our subscription service offerings and strong retention of existing customers. We believe this trend is, in part, related to the market’s continued and growing acceptance of outsourced services, limited information technology capital budgets, and limited information technology resources available to manage traditional self-hosted software license arrangements.

We expect subscription revenues to continue to grow during the remainder of fiscal 2004 and into fiscal 2005 as a result of the growing demand for our subscription service offerings.

Consulting Revenues. Consulting revenues consist of fees for professional services, which include system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting revenues are affected by the number of implementations of our solutions for new customers and implementation of upgrades and enhancements to these solutions for existing customers, and whether consulting fees in multiple element arrangements require deferral or are deemed to be subscription related.

The 3.2% decrease in consulting revenues for the three months ended June 30, 2004, compared to the same period in fiscal 2003, was due in part to the deferral of revenues totaling approximately $0.5 million in the third quarter of fiscal 2004 relating to consulting services performed under contracts with certain strategic resellers, which are being recognized ratably over the remaining life of the contracts. This decrease was offset in part by increased consulting services performed for new and existing customers.

The 27.3% decrease in consulting revenues for the nine months ended June 30, 2004, compared to the same period in fiscal 2003, was due in part to the deferral of revenues totaling approximately $1.2 million in the third and second quarters of fiscal 2004 relating to the reseller contracts described above. The decrease was also attributable to fewer new license customers added and fewer upgrades and enhancements for existing customers during the nine months ended June 30, 2004, compared to the same period in fiscal 2003.

We anticipate future consulting revenues will fluctuate based on the level and mix of new sales of our solutions and the related consulting services provided, as well as the demand for and timing of upgrades and enhancements to our solutions. For the remainder of fiscal 2004, we expect consulting revenues to increase moderately compared to the third quarter of fiscal 2004, based on new customer contracts, and existing customer contracts for upgrades to our products and services.

License Revenues. License revenues consist of fees earned from granting licenses to use our software products.

The decreases in license revenues for the three and nine months ended June 30, 2004, compared to the same periods in fiscal 2003, reflect the continued shift from our licensed model to our subscription services model particularly with respect to large-market companies.

We expect the absolute dollar value of quarterly future license revenues to fluctuate but generally trend down over time, reflecting the market’s continued shift from a licensed model to a subscription services model.

International Revenues. We market and sell our software and services through our direct sales organization, and through strategic referral and reseller arrangements in both the United States and in international markets. Our direct sales organization maintains offices in the United States, the United Kingdom and Australia. Revenues from customers outside the United States as a percentage of total revenues were 14% and 11% for the three months ended June 30, 2004 and 2003, respectively, and 15% and 12% for the nine months ended June 30, 2004 and 2003, respectively. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to continue to grow in the near term, as our products and services continue to gain acceptance in international markets and in particular with the expansion of international functionality within our solutions.

Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2004	2003	Change	2004	2003	Change
Cost of operations	$5,922	$5,536	7.0%	$16,704	$17,733	(5.8)%
Sales and marketing	3,663	3,654	0.2%	10,495	11,081	(5.3)%
Research and development	2,177	2,627	(17.1)%	6,661	8,008	(16.8)%
General and administrative	1,814	1,750	3.7%	5,145	5,078	1.3%
Amortization of intangible assets	285	285	0.0%	855	855	0.0%

Total expenses	$13,861	$13,852	0.1%	$39,860	$42,755	(6.8)%

Cost of Operations. Cost of operations expenses consist of salaries and related expenses (including travel related expenses) and allocated overhead costs (which include depreciation, occupancy, insurance, telecommunications, and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services, co-location and related telecommunications costs, fees paid to third parties for referrals, resale arrangements, royalties, and amortization of deferred set-up costs we incur in connection with our subscription services.

Cost of operations expenses as a percentage of total revenues were 41.0% for the three months ended June 30, 2004 compared with 39.1% for the same period in fiscal 2003. Excluding the impact of the decrease in license revenues discussed above, the cost of operations expenses as a percentage of revenues decreased to 43.9% for the three months ended June 30, 2004 from 46.6% for the same period in fiscal 2003. This decrease was due in part to improvements in our solutions and implementation methodology, which now enable us to provide our subscription and consulting services more efficiently, as well as the increase in new sales of our subscription services for which implementation costs are deferred and amortized. Total salaries and related expenses and allocated overhead costs increased 4.9% for the three months ended June 30, 2004 compared to the same period in fiscal 2003. Co-location and related telecommunications costs increased 0.4% for the three months ended June 30, 2004 compared to the same period in fiscal 2003. Fees paid to third parties for referrals, resale arrangements, and royalties increased 25.2% for the three months ended June 30, 2004, compared to the same period in fiscal 2003, which were related to the increase in their sales of Concur’s products and services.

Cost of operations expenses as a percentage of revenues were 40.7% for the nine months ended June 30, 2004 compared with 41.7% for the same period in fiscal 2003. Excluding the impact of the decrease in license revenues discussed above, the cost of operations expenses as a percentage of revenues decreased to 44.2% for the nine months ended June 30, 2004 from 48.1% for the same period in fiscal 2003. This decrease was due in part to improvements in our solutions and implementation methodology, which now enable us to provide our subscription and consulting services more efficiently, as well as the increase in new sales of our subscription services for which implementation costs are deferred and amortized. Total salaries and related expenses and allocated overhead costs decreased 6.3% for the nine months ended June 30, 2004 compared to the same period in fiscal 2003. Co-location and related telecommunications costs decreased 12.9% for the nine months ended June 30, 2004 compared to the same period in fiscal 2003. Fees paid to third parties for referrals, resale arrangements, and royalties increased 7.7% for the nine months ended June 30, 2004, compared to the same period in fiscal 2003.

Through the end of fiscal 2005, we expect cost of operations expenses to trend down as a percentage of total revenues as the incremental cost to deploy and support each new customer decreases due to economies of scale anticipated in our subscription service model infrastructure, and that the absolute dollar value of the cost of operations will increase as we continue to deploy and support additional new customers.

Sales and Marketing. Sales and marketing expenses consist of salaries and related expenses (including sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel, and, to a lesser extent, miscellaneous sales and marketing costs, such as advertising, trade shows, and other promotional activities.

Sales and marketing expenses increased slightly in the three months ended June 30, 2004, compared to the same period in fiscal 2003 due to an increase in salaries and related expenses and allocated overhead costs of 0.3%, offset by a decrease of 0.1% in miscellaneous costs, for the three months ended June 30, 2004 compared to the same period in fiscal 2003.

The 5.3% decrease in sales and marketing expenses for the nine months ended June 30, 2004 compared to the same period in fiscal 2003 was due to a decrease in salaries and related expenses and allocated overhead costs of 5.5%, and a decrease 1.4% in miscellaneous costs, for the nine months ended June 30, 2004 compared to the same period in fiscal 2003.

During the remainder of fiscal 2004, and into fiscal 2005, we expect total sales and marketing expenses to increase in absolute dollars but generally decrease modestly as a percentage of total revenues as investment in sales and marketing personnel and programs continues to increase, to meet growing market demand.

Research and Development. Research and development expenses consist of salaries and related expenses, and allocated overhead costs associated with employees and contractors engaged in software engineering, program management, and quality assurance.

Research and development expenses recognized decreased 17.1% ($0.5 million) for the three months ended June 30, 2004, compared to the same period in fiscal 2003, and decreased 16.8% ($1.3 million) for the nine months ended June 30, 2004, compared to the same period in fiscal 2003. Additional capitalization of research and development costs represented $0.7 million and $1.3 million of the decrease in research and development expenses in the three and nine months ended June 30, 2004, respectively, compared to the corresponding periods in the prior year. This additional capitalization, as provided for under generally accepted accounting principles, was primarily the result of our shift from developing software for resale to developing software to support our subscription services offerings. Such internal use of internally developed software requires the capitalization of related costs. Also, additional capitalization of development costs were incurred in fiscal 2004 related to services performed under certain strategic reseller contracts executed in fiscal 2004. These decreases were offset in part by an increase in personnel and allocated overhead costs totaling $0.2 million in the three months ended June 30, 2004.

During the remainder of fiscal 2004 and into 2005, we anticipate that total research and development expenses recognized will increase moderately as we continue to focus on product innovation and enhancement.

General and Administrative. General and administrative expenses consist of salaries and related expenses and allocated overhead costs associated with employees and contractors in finance, human resources, legal, information technology, facilities, and, to a lesser extent, miscellaneous costs, such as professional fees and provision for doubtful accounts.

General and administrative expenses increased 3.7% for the three months ended June 30, 2004, compared to the same period in fiscal 2003 due to an increase in salaries and related expenses and allocated overhead costs of 7.4%, offset by a decrease of 13.7% in miscellaneous costs, for the three months ended June 30, 2004 compared to the same period in fiscal 2003.

General and administrative expenses increased 1.3% for the nine months ended June 30, 2004, compared to the same period in fiscal 2003 due to an increase in salaries and related expenses and allocated overhead costs of 0.4%, and an increase of 7.3% in miscellaneous costs, for the nine months ended June 30, 2004 compared to the same period in fiscal 2003.

During the remainder of fiscal 2004 and into fiscal 2005, we expect the absolute dollar amount of general and administrative expenses to increase on a quarterly basis due to increases in personnel costs related to the growth of our business, as well as to support our continued Sarbanes-Oxley compliance efforts.

Amortization of Intangible Asset. Amortization of intangible asset represents the allocation of the acquired customer base intangible asset from our July 2002 acquisition of Captura. This intangible is being ratably amortized as a non-cash charge to operations over five years, consistent with the timing and level of the expected cash flows from the underlying acquired customer contracts.

Interest Income and Interest Expense

	Three Months Ended June 30,			Nine Months Ended July 30,
(dollars in thousands)	2004	2003	Change	2004	2003	Change
Interest income	$64	$55	16.4%	$167	$165	1.2%
Interest expense	9	28	(67.9)%	24	105	(77.1)%

Interest Income and Interest Expense. The fluctuations in interest income in the three and nine month periods ended June 30, 2004 compared to the same periods in fiscal 2003 reflect higher levels of interest-earning cash and cash equivalent investments offset by lower interest rates. The decreases in interest expense in the three and nine months ended June 30, 2004 compared to the same periods in the fiscal 2003 were due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes. No provision for federal or state income taxes has been recorded as we have accumulated significant net losses since inception, resulting in deferred tax assets. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets.

Financial Condition

Our total assets were $50.5 million and $43.0 million at June 30, 2004 and September 30, 2003, respectively, representing an increase of $7.5 million or 17.4%. This increase consisted primarily of increases in our cash and cash equivalents and property and equipment at June 30, 2004. Our cash and cash equivalents totaled $23.9 million as of June 30, 2004, compared to $21.6 million at September 30, 2003, representing an increase of $2.3 million, or 10.6%. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Net property and equipment increased to $4.2 million at June 30, 2004 from $1.3 million at September 30, 2003, due in part to additional purchases of computer equipment and software as well as investment in software used internally, in connection with our subscription services offerings.

Accounts receivable balances, net of allowances of $0.6 million and $0.5 million, were $9.5 million and $7.9 million as of June 30, 2004 and September 30, 2003, respectively, representing an increase of $1.6 million or 20.3%. The increase was due primarily to a higher level of receivables from our subscription customers (including increases in software maintenance renewals), due in turn to the growth of the subscription business. Average days’ sales outstanding (“DSO”) in accounts receivable were 60 days and 51 days for the quarters ended June 30, 2004, and September 30, 2003, respectively, reflecting changes in the timing of customer receipts. Our target range for DSO’s is 50 to 60 days.

Our total current liabilities were $16.8 million and $15.2 million at June 30, 2004 and September 30, 2003, respectively, representing an increase of $1.6 million, or 10.5%. This increase was mainly due to an increase of $1.5 million in the current portion of deferred revenues. Including the $2.3 million increase in long term deferred revenues, total deferred revenues increased by $3.8 million to $15.7 million at June 30, 2004 from $11.9 million at September 30, 2004. This increase resulted from the larger customer base for our subscription services offerings at June 30, 2004, as well as revenues deferred in the third and second quarters of fiscal 2004 resulting from the execution of contracts during fiscal 2004 with strategic resellers.

Our common stock balance was $239.6 million and $237.4 million at June 30, 2004 and September 30, 2003, respectively, an increase of $2.2 million, or 0.9%. The increase reflected proceeds received from the exercise of stock options under our stock based compensation plans and purchases of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of June 30, 2004 consisted principally of cash and cash equivalents totaling $23.9 million. We have a revolving credit line and equipment purchase facility available, discussed in more detail below.

Our operating cash inflows consist of cash received from our subscription and license customers. Our operating cash outflows consist of cash payments to employees and vendors directly related to subscription and license customers, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, and research and development costs. Operating activities provided $1.7 million and used $0.7 million during the three months ended June 30, 2004 and 2003, respectively, and provided $4.7 million and $3.5 million for the nine months ended June 30, 2004 and 2003, respectively. The improvements in our operating cash flows in the three and nine months ended June 30, 2004 compared to the same periods in fiscal 2003 were driven by profitable operating results and increases in deferred revenue balances.

Our investing activities used $1.6 million and provided $0.7 million for the three months ended June 30, 2004 and 2003, respectively, and used $4.2 million and provided $0.7 million for the nine months ended June 30, 2004 and 2003, respectively. Property and equipment purchases totaled $1.6 million for the three months ended June 30, 2004 and $4.2 million for the nine months ended June 30, 2004. These purchases consisted mainly of computer equipment and software, as well as investment in software used internally, in connection with our subscription services offerings.

Our financing activities provided $0.9 million and $2.0 million during the three months ended June 30, 2004 and 2003, respectively. Financing activities provided $1.7 million and $1.4 million for the nine months ended June 30, 2004 and 2003, respectively. Proceeds from financing activities during these periods have consisted primarily of proceeds from employee stock option exercises and ESPP activity, which we do not directly control, and, to a lesser extent, from borrowings. Scheduled payments made on loans and capital leases are our primary cash outflows from financing activities.

In March 2002, we entered into a loan and security agreement with a bank for a $1.0 million equipment credit facility. The loan and security agreement for the equipment facility allowed for borrowings in the amount of actual equipment purchases up to $1.0 million made through December 2002. The outstanding indebtedness under the credit facility was approximately $0.2 million at June 30, 2004, bears interest at the bank’s prime rate, which was 4.0% at June 30, 2004, and matures in December 2004.

In September 2002, we amended the terms of the loan and security agreement to add Captura as a borrower, and to include a one-time additional term loan of $0.4 million, the proceeds of which were used to refinance certain indebtedness owed by Captura to another creditor. The outstanding indebtedness under the one-time additional term loan was approximately was $0.1 million at June 30, 2004, bears interest at the bank’s prime rate, which was 4.0% at June 30, 2004, and matures in October 2004.

In September 2003, we amended the terms of the loan and security agreement to add a revolving line of credit in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, bearing interest at a rate equal to the bank’s prime rate, which was 4.0% at June 30, 2004. Amounts under this revolving line of credit may be repaid and reborrowed at any time prior to September 2004, at which time all outstanding amounts will be due and payable. As of June 30, 2004, no amounts were outstanding under this line of credit. The September 2003 amenedment also added an additional equipment facility for borrowings in the amount of actual equipment purchases up to $1.0 million, made through September 2004. This additional equipment facility bears interest at a rate equal to the bank’s prime rate, which was 4.0% at June 30, 2004, and matures in September 2006. As of June 30, 2004, no amounts were outstanding under this additional equipment facility. The September amendment also eliminated a restricted cash balance requirement of $1.4 million.

In March 2004, we entered into an arrangement to finance the premium for our current directors’ and officers’ liability insurance policy. The loan under this financing agreement bears interest at 5.4% and matures in December 2004. As of June 30, 2004, the balance under the arrangement was $0.2 million.

In January 2003, our Board of Directors authorized a stock repurchase program under which we may repurchase up to one million shares of our outstanding stock over a two-year period. Stock purchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any purchases will be made at the then-current market prices, and repurchased shares will be retired. No purchases have been made under this program through the date of this report.

The following table summarizes our contractual obligations as of June 30, 2004 related to long-term debt, operating leases, and purchase obligations:

(in thousands)	Payments due by period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Contractual Obligations:
Long-term debt obligations	$446	$—	$—	$—	$446
Operating lease obligations	1,823	—	—	—	1,823
Purchase obligations (1)	2,053	3,400	—	—	5,453

Total	$4,322	$3,400	$—	$—	$7,722

(1)	Reflects future minimum commitments under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription services offerings.

We do not use derivative financial instruments.

We believe our cash and cash equivalents, amounts available under our equipment credit facilities and revolving line of credit, as well as positive operating cash flows, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In the longer term, we may require additional funds to support our business needs and may seek to raise such additional funds through private or public sales of debt or equity securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; such estimates and judgments are periodically re-evaluated. Actual results may differ materially from these estimates under different assumptions, judgments, or conditions.

The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those most important to the portrayal of our financial condition and results of operations, and which require the most difficult, subjective, or complex judgments. Our critical accounting policies include revenue recognition, allowances for accounts receivable, business combinations and valuation of intangible assets, impairment of goodwill and certain other long-lived assets, accounting for stock-based compensation, and accounting for income taxes.

Revenue Recognition. We generate our revenues from the delivery of subscription services (which include software maintenance services), consulting services, and the sale of software licenses. We recognize revenues in accordance with accounting standards for software and service companies.

Generally, we recognize revenue when evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is considered probable. If collection is not considered probable, we recognize revenues when the fees are collected. If the fees are not fixed or determinable, we recognize revenues as payments become due from the customer. Accordingly, our judgment as to the probability of collection and determinability of fees may materially affect the timing of our revenue recognition and results of operations. If non-standard acceptance periods or non-standard performance criteria are required, we recognize revenue upon the earlier of satisfaction of the acceptance/performance criteria or the expiration of the acceptance period, if applicable.

In contractual arrangements that include the provision of multiple elements, we apply the accounting guidance most applicable to the specific arrangement to determine how contract consideration should be measured and allocated to the separate elements in the arrangement. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together and, therefore, are accounted for as a single contractual arrangement in determining how contract consideration should be measured and allocated to the separate elements in the arrangement. Typically, we measure and allocate the total arrangement fee among each of the elements based on their fair value or vendor-specific objective evidence of fair value. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction.

Subscription revenues consist of monthly fees paid for subscription services, the amortization of set-up fees in connection with those services, fees paid for software maintenance services under software license arrangements, and in certain multiple element subscription arrangements where vendor specific objective evidence of fair value does not exist for an undelivered subscription element, the amortized portion of the related license and consulting fees. Subscription fees are typically recognized monthly as the service is provided to the customer. Based on the particular subscription service offering, the related set-up fees, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the longer of the contractual lives, or the expected lives of the customer relationships, which generally range from two to five years. For those subscription service offerings that have been commercially available for only a short period of time, the contractual lives are used as the best estimate of the expected lives of the customer relationships. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations. It is possible that, in the future, the estimates of expected customer lives may change and, if so, the periods over which such subscription set-up fees and costs are amortized will be adjusted. Any such change in estimated expected customer lives will affect our future results of operations. Software maintenance services include technical support and the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Fees for software maintenance services are typically billed annually in advance of performance with provisions for subsequent automatic annual renewals. We defer the related revenues and recognize them ratably over the respective maintenance terms, which typically are one year. Subscription revenues are adjusted for estimated sales allowances, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

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

License revenues consist of fees earned from, and allocable to, grants of licenses to use our software products. We recognize license revenues when evidence of a license arrangement exists, we have delivered the software, the amount of the transaction is fixed or determinable, collection is probable, and vendor-specific objective evidence of fair value exists for any undelivered elements of the arrangement. Elements included in our multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services, and subscription services.

In software license arrangements that include rights to multiple elements, we allocate the total arrangement fee among each of the elements using the residual method, under which revenues are allocated to undelivered elements based on vendor-specific objective evidence of their fair value and the residual amounts of revenue are allocated to the delivered elements. If sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient vendor-specific objective evidence does exist or all elements of the arrangement have been delivered. If the only undelivered element is software maintenance, the entire fee is recognized ratably, as subscription revenue. We are required to exercise judgment in deciding how to interpret the evidence of fair value to determine the allocation of arrangement consideration with respect to a given element, and in determining whether an established price is likely to change prior to separate market introduction. These judgments may materially affect the timing of our revenue recognition and results of operations.

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

In arrangements where we license our software and also host the licensed software for our customer, a software element is only considered present if our customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for our customer to either run the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of license revenue described above, we recognize license revenue when the software is delivered, and the subscription hosting revenues are recognized as the hosting service is provided. The hosting set-up fees, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the hosting service period. If we determine that a separate software element as described above is not present, we combine the software license fees with the subscription hosting fees and recognize them ratably over the subscription service period as subscription revenue. Our judgment as to whether we meet the criteria above could have a material affect on the timing and mix of our revenue recognition and on our results of operations.

Our software license contracts typically include an industry-standard software performance warranty provision. We account for potential warranty claims in accordance with the guidance prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS 5”). Historically, we have experienced minimal warranty claims. Our ability to estimate the quantity and amount of any potential future software warranty claims requires judgment, and could have a material affect on our results of operations and financial position. Our standard software license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

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

Accounts Receivable Allowances. We record provisions for estimated sales allowances to subscription and consulting revenues in the period in which the related revenues are recorded. We record our sales allowances based on historical experience, including a review of our experience related to price adjustments and sales credits issued.

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

Business Combinations and Valuation of Intangible Assets. We account for business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS 141”) and the related acquired intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 141, the cost of the acquired company is allocated to the identifiable tangible and intangible assets and liabilities acquired, and any remaining amount is classified as goodwill. Certain intangible assets, such as the acquired customer base, are amortized over their expected economic lives in proportion to their expected future cash flows, while in-process research and development costs, if any, are expensed at the acquisition date. In accordance with SFAS 142, goodwill is not amortized, but is instead tested for impairment at least annually and, if impaired, the value of goodwill is adjusted accordingly. Our future operating performance will be impacted by amortization of intangible assets and potential impairment charges related to goodwill. The allocation of the purchase price of the acquired company to intangible assets and goodwill requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, material write-downs of intangible assets and/or goodwill could occur.

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

Stock-Based Compensation. We have elected to continue to account for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as opposed to the fair value method allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Accordingly, no stock-based compensation cost has been reflected in our statement of operations for any of the periods presented, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under the Employee Stock Purchase Plan were within statutory limits. If we are required to change our accounting for stock-based compensation in the future to the fair value method, such as proposed by the Financial Accounting Board’s (“FASB”) Exposure Draft on Share-Based Payments issued on March 31, 2004, we would incur and record substantial, non-cash, stock-based compensation expense, which would have a material effect on our results of operations. The pro forma effect of using the fair value method of accounting is provided in Note 1 of the “Notes to Consolidated Financial Statements” in this report.

Income Taxes. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities, including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve.

We have experienced significant operating losses to date, as well as assumed significant net operating loss carryforwards from acquisitions, both of which have resulted in significant net deferred tax assets. We have recorded a valuation allowance equal to these deferred tax assets and will continue to do so until the point at which we believe future profitability is more than reasonably assured. In the event we determine it is more likely than not we will be able to realize our deferred tax assets in excess of our net recorded amount, an adjustment to our valuation allowance would be recorded and may result in a reduction to goodwill, and/or the recording of a significant tax benefit, which would increase net income in the period such a determination was made. Depending on the amount of deferred tax assets that may be realized, and depending on whether we incur taxable profits in the periods following the recognition of any tax benefit, we may record tax expense in these subsequent periods. Any recorded tax expense would result in minimal actual tax payments until the point at which we fully utilized our accumulated net operating loss carryforwards, which are subject to the limitations and timing as described below.

As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, we have incurred ownership changes, as defined by applicable tax laws. Accordingly, our use of the acquired net operating loss carryforwards may be limited. Further, to the extent that any single year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. Our net operating loss carryforwards may extend to a period of greater than 10 years, subject to limitations and timing as prescribed by applicable tax laws and generally accepted accounting principles.

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

We Are Increasingly Dependent On A Subscription Service Business Model, Which Is Difficult To Evaluate, And Which Could Fail To Adequately Support Our Business.

Our subscription revenues are based on a new and evolving business model, which is subject to a number of risks including our increasing reliance on a relatively novel revenue model for our industry, a reduction of license revenues as we focus on building our subscription business, the lower gross margins and higher fixed costs associated with our subscription business, as compared to the license business, unpredictable sales cycles, and the possibility of subscription cancellations. We began offering our software as a service on an outsourced basis over the Internet in 1999. Our subscription services delivery models have continued to evolve and, today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon the growth of our subscription services. Our subscription revenues represented 72% and 71% of total revenues for the three and nine months ended June 30, 2004, respectively, and we depend substantially on outsourced subscription services delivery models for our anticipated revenues and cash flows. We anticipate that subscription revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced subscription services delivery models. As such, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from the delivery strategies that we and other enterprise software vendors have traditionally employed. Our new and evolving business model makes our business operations and prospects difficult to evaluate.

Our emphasis on building our subscription business has contributed to reduced software license revenues in recent periods. Our license revenues have declined substantially in recent periods, due in large part to the growth of our subscription services business, resulting in license revenues for the nine months ended June 30, 2004 that were 44% lower than those in the same period of fiscal 2003. The limited history of our subscription business model makes it difficult to predict whether demand for subscription services will continue. If it does not, we may not be able to generate sufficient license revenues to offset any decrease in sales of subscription services.

If our subscription services business does not grow sufficiently, our cost of revenues may exceed such revenues, which could harm our operating results. Our costs in providing subscription services are relatively fixed in the short-term, so we may not be able to adjust our expenses quickly enough to offset any potential slowdown in subscription sales. In addition, the cycle for implementing our subscription services can be unpredictable because our services must be integrated with a customer’s existing systems. Any delays in implementation may prevent us from recognizing subscription revenue for periods of time, even when we have already incurred costs relating to the implementation of our subscription services. Furthermore, we may experience unanticipated increases in costs associated with providing our subscription services and software maintenance services to customers over the term of our customer contracts as a result of inflation, inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our subscription services contracts contain cancellation provisions, and, as a result, we may recognize substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription or maintenance agreement prior to the end of its term, or if we are unable to renew such an agreement at the end of its term, our operating results in future periods could be substantially harmed.

We Depend On Consulting Revenues, Which May Fluctuate Or Decline.

Our consulting revenues represented 20% of total revenues for the three and nine months ended June 30, 2004, respectively. We anticipate that consulting revenues will continue to represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Our consulting revenues could fluctuate or decline to the extent sales of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

We Depend On Software License Revenues, Which Makes Our Operating Results Difficult To Predict.

Our software license revenues represented 8% and 9% of total revenues for the three and nine months ended June 30, 2004, respectively. While software license revenues are diminishing as a percent of total revenues, we continue to rely, in part, on the contribution of our license revenues to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Furthermore we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. The continuing weakness of capital spending for enterprise software contributes to the length and unpredictability of our sales cycle for licensed products, making related revenues more difficult to predict and subjecting our operating results to greater volatility on a quarter over quarter basis.

Our Reported Financial Results May Be Adversely Affected By Changes In Accounting Principles Generally Accepted In The United States.

GAAP is subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In particular, revenue recognition rules for software and service companies are complex and require significant interpretation by us. Changes in circumstances, interpretations, or accounting principles or guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” regarding our critical revenue recognition policies. Further, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair market value of our common stock on the grant date. If we are required to change our accounting for stock-based compensation in the future to the fair value method, such as presently proposed by the FASB, we would incur and record substantial, non-cash based, stock compensation expense, which would have a material effect on our results of operations.

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

There Are Risks Associated With International Operations.

Our international operations, which are subject to risks associated with operating abroad, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $7.6 million, $6.6 million, and $4.4 million in fiscal 2003, 2002, and 2001, respectively, and represented approximately $2.0 million and $6.0 million in the three and nine months ended June 30, 2004, respectively. These international operations are subject to a number of difficulties and special costs, including:

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

In addition, due to the continuing weakness of capital spending for enterprise software and uncertainty of the current geopolitical environment, we believe that many existing and potential customers may reassess or reduce their planned technology and Internet-related investments and defer or reprioritize purchasing decisions. Any such reduction in business spending for technology could have a material adverse effect on our revenues and operating results. As a result, there is increased uncertainty with respect to our expected revenues.

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

Interest Rate Risk. We have debt instruments with variable rates of interest. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% increase in interest rates. We believe such a change would not have a material impact on our cash flows related to these debt instruments.

Foreign Currency Risk. We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would not have a material impact on our cash flows of financial instruments that are sensitive to foreign currency exchange risk.

Derivatives. We do not use derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes In Internal Control Over Financial Reporting.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three month period ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. In April 2002, these lawsuits were consolidated. The consolidated complaint generally alleges claims against us, several of our current and former officers, and the underwriters of our initial public offering in December 1998, based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. The plaintiffs in this lawsuit seek damages in unspecified amounts, which, if awarded, could be substantial. This lawsuit is one of more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In October 2002, the court dismissed the individual defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. In February 2003, the presiding judge denied a motion to dismiss all claims. In July 2003, we decided to participate in a proposed settlement being negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. We do not believe that the proposed settlement will have any material adverse effect on our business, financial condition, or results of operations. The proposed settlement is expected to be funded by a group of insurers on behalf of the issuer defendants. The proposed settlement agreement would dispose of all remaining claims against us and the individual defendants, without any admission of wrongdoing by us or the individual defendants. The proposed settlement is subject to final approval by the parties and the court. There is no guarantee that the parties or the court will approve the proposed settlement. Should the parties and the court fail to approve the proposed settlement, we would continue to defend ourselves vigorously.

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

On April 28, 2004, Concur furnished a Current Report on Form 8-K reporting the issuance of a press release dated April 28, 2004, announcing financial results for the quarter ended March 31, 2004 under Item 12, and furnishing the press release as an exhibit noted in response to Item 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: August 13, 2004		CONCUR TECHNOLOGIES, INC.

	By	/s/ John F. Adair
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