Form 10-K
period 2004-09-30
CONCUR TECHNOLOGIES INC
filed 2004-12-14
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

Commission file number: 0-25137

CONCUR TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

State of Incorporation: Delaware

I.R.S. Employer I.D. No.: 91-1608052

Address of principal executive offices: 6222 185th Avenue NE

Redmond, Washington 98052

Telephone number, including area code: 425-702-8808

Securities registered pursuant to section 12(b) of the act:

None

Securities registered pursuant to section 12(g) of the act:

Common stock, $0.001 par value

Rights to Purchase Series A Preferred Stock, $0.001 par value

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

The number of shares outstanding of the registrant’s common stock as of November 30, 2004 was 33,187,650.

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2004 was approximately $320 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the Registrant’s fiscal year ended September 30, 2004, are incorporated by reference into Part III.

CONCUR TECHNOLOGIES, INC.

FORM 10-K

SEPTEMBER 30, 2004

PART I

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains many such forward-looking statements. These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Financial Condition and Results of Operations and in our other filings with the United States Securities and Exchange Commission. The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

ITEM 1.    BUSINESS

Overview

Concur Technologies, Inc. is a leading provider of business services and software solutions that automate processes involved in the management of corporate expenses. Our core purpose is to use innovation to help our customers drive down their costs associated with corporate expense management. Our flagship products are our Concur Expense™ services and software for automating the travel and entertainment expense management process. We also offer value-added services and software that are integrated with our core software and services, as well as consulting, customer support and training. Our solutions, comprised of all these elements, are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns through comprehensive analytics.

We were incorporated in the state of Washington in 1993 and commenced operations during 1994. We reincorporated in the State of Delaware and completed our initial public offering of common stock in 1998. Our executive offices are located at 6222 185th Avenue Northeast, Redmond, Washington 98052 and our telephone number is (425) 702-8808.

The Corporate Expense Management Market

We call the marketplace for products and services that automate and streamline processes involved in the management of corporate expenses the “Corporate Expense Management” market. We believe two major trends continue to drive customer demand in this market:

•	the need for businesses to reduce operating costs and improve operational efficiency; and

•	the need for businesses to comply with new governmental requirements.

Companies constantly seek to reduce costs and improve operational efficiency in their businesses. We believe that next to payroll, corporate travel and entertainment expense is the second-largest controllable expense within an organization. However, for most companies, the management of corporate expenses still involves manual, paper-based processes that are time-consuming, inefficient, and costly. Automating the expense management process can result in significant cost savings. According to a 2002 study conducted by the Aberdeen Group, an information technology market analysis firm, companies that automate the expense management process can drive down the average cost to prepare and process an expense report from $48 per expense report to less than $18 per report. In addition to direct cost savings of this nature, our customers leverage the data collected throughout the expense reporting process to ensure contract compliance and negotiate more favorable terms with vendors.

To achieve even greater cost savings and operational efficiency, many companies are seeking to outsource their business processes rather than operating them in-house. We believe this is a growing trend in our industry. To meet this demand, we offer flexible delivery models for our solutions, including our subscription services delivery model, which can offer distinct advantages compared to traditional software licensing, as discussed in more detail in Our Corporate Expense Management Solutions below.

Companies are also seeking ways to improve the reliability of their financial data and ensure the soundness of their internal controls, particularly since the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. Public companies are now required to establish and maintain appropriate internal controls and procedures for financial management and reporting, and these internal controls and procedures must be attested to by both the company’s management and its independent auditors. Our solutions allow our customers to automate much of the corporate expense management process and enhance the reporting of captured information, improving the reliability of financial data and enhancing visibility into financial processes to reduce the potential for fraud and improve compliance with these new governmental requirements.

Our Corporate Expense Management Solutions

Our Corporate Expense Management solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns through comprehensive analytics. The components of these solutions include:

•	Concur Expense services and software for travel and entertainment expense management; and

•	Value-added services and software that integrate with Concur Expense, such as Concur Payment™, Concur Imaging Service™, Concur Business Intelligence™, Concur Total Access™, Concur Travel Integration™, Concur Benchmarking Service™, and Concur Compliance Solution™.

Our solutions benefit many groups within an enterprise. For corporate management, our solutions can reduce the amount of time required to administer, manage, and process expense reports and payment requests, thereby increasing productivity and reducing operating costs. They also enable management to access information for purposes of internal controls compliance, trend analysis, vendor negotiation, and financial planning. For employees, our products provide intuitive, easy-to-use interfaces for the creation of expense reports and payment requests, which reduce the amount of time required to create these documents.

Our solutions are designed to accommodate a wide range of customer business needs, technical requirements and budget objectives for businesses of all sizes worldwide. To meet these needs, we offer flexible delivery models that range from highly-configurable to standardized. We primarily deliver our solutions through our subscription services delivery models and, to a lesser extent, through our on-premises license delivery models.

We provide our subscription services to customers over the Internet or a dedicated telecommunications connection, allowing them to outsource their corporate expense management functions. Revenues from our subscription service offerings produced 71% of our total revenues in fiscal 2004. Compared to traditional software licensing, our subscription services models offer distinct advantages to customers. Subscription customers pay for our services with a one-time set up fee and recurring usage fees, reducing the financial risk of large up-front costs and maintenance associated with traditional on-premise enterprise software licensing. In addition, because our services are provided on an outsourced basis, we, as the service provider, are responsible for procuring and managing the hardware infrastructure necessary to perform the service and for delivering reliable, secure, and scalable performance, which reduces the impact on the customer’s internal information technology organization. We have engaged third-party facility providers to provide the hosting facilities and related infrastructure for our subscription services. These outsourcing facilities are located in several locations in the United States and the United Kingdom. We also retain third-party telecommunications providers to provide Internet and direct telecommunications connections for our services.

We also license our software to customers that want highly-configurable solutions that are typically installed at the customer’s premises on customer-furnished equipment, managed by the customer, and accessed over a corporate Intranet. Revenues from our license offerings produced 8% of our total revenues in fiscal 2004.

Concur Expense Solutions

Our flagship Concur Expense solutions are designed to automate, simplify, reduce the costs of, and improve internal controls associated with, the travel and entertainment expense management process. Concur Expense automates each step of the expense management process, from expense report preparation and approval to business policy compliance, reimbursement, and data analysis. Concur Expense provides the process and information for management to reduce manual processing, improve internal controls, increase business policy compliance, speed up reimbursement, and increase expense report accuracy.

Our intuitive, easy-to-use interface makes the creation of expense reports fast, while reducing errors and improving policy compliance. Corporate charge or credit card information can be used to automatically populate the expense report with key information, such as transaction date, type, vendor, location, method of payment, amount, and currency conversion.

Our customers can determine how expense reports should be processed based on customizable workflow rules and how to route the report for approval based on cost center, dollar limit, or other criteria. Items that are not compliant with corporate policy can be flagged for review, allowing approvers to reduce review time. Once approved, the report is forwarded to the next phase in the process or to the customer’s accounting department, and the user is notified of the action.

Concur Expense streamlines back-office processing of expense reports through electronic preparation, integration to external financial systems, and auditing tools that allow for a variety of audit practices ranging from auditing every report to random audits to allowing customers to audit only those reports flagged as non-compliant. Status inquiries between employees and processing departments are reduced by updating the status of reports in the database, and alerting employees via e-mail to the status of their reports. In addition, Concur Expense helps companies claim reimbursement of tax credits by tracking value added tax, goods and services tax, and other international taxes.

Concur Expense also offers business intelligence capabilities. Companies can use captured data to analyze trends, influence budget decisions, improve forecasting, and monitor for fraudulent activity.

Value-Added Solutions

We provide value-added services and software that are fully integrated with our Concur Expense solutions. Our primary value-added services and software are:

Concur Payment.    Concur Payment is an application that is designed to automate, simplify, and reduce the costs associated with the process of entering, approving, and managing non-purchase order vendor payments. It enables companies to streamline payment requests, facilitating flexible approval processes and automatic updating of accounts payable systems. The combination of increased productivity and availability of valuable data for improved cost management derived from Concur Payment can generate cost savings for our customers.

Concur Imaging Service.    Concur Imaging Service provides companies with the ability to capture, store, archive and retrieve employee receipts and vendor invoices electronically. This enables our Concur Expense customers to reduce the costs of handling paper receipts and invoices. Faxed receipts and invoices can be viewed electronically and are available online throughout the approval, payment, and audit processes.

Concur Business Intelligence.    We offer various business intelligence reporting solutions to give customers enhanced reporting capabilities for the data gathered by our Concur Expense solutions. Concur Analysis Service™ provides customers an accessible means of analyzing expense data and enabling them to save money by managing spending more effectively and to transform captured data into valuable information that can be used for effective decision-making. In addition, through our strategic relationship with Cognos Inc., a leading global provider of business intelligence solutions, we offer additional reporting solutions to meet the reporting needs of our customers.

Concur Total Access.    Concur Total Access enables users to enter expense report data when disconnected from the Internet by voice, laptop, or handheld device.

Concur Travel Integration.    Concur Travel Integration provides customers an “end-to-end” travel procurement and expense management solution by integrating Concur Expense with the travel planning process.

Concur Benchmarking Service.    Concur Benchmarking Service enables customers to benchmark their travel spending so travel-related costs can be better controlled and actual spend data can be used to leverage better rates with vendors.

Concur Compliance Solution.    Concur offers solutions to give customers enhanced fraud detection capabilities. For example, our Concur Transaction Assessment Module™ provides fraud detection capability to customers, helping them reduce the potential for expense-related fraud and comply with the internal controls reporting and certification requirements of the Sarbanes-Oxley Act. Tests built into the software recognize patterns in the data, including excessive and duplicate claims and threshold amounts.

Client Services

Our client services organization offers consulting, customer support, and training services in connection with our Corporate Expense Management solutions. Consulting and other fees charged to customers represented 21% of total revenues in fiscal 2004.

Consulting.    We offer consulting services in connection with implementation of our solutions to assist customers in maximizing their return on investment. Leveraging industry best practices and our direct experience, our consulting staff meets with customers prior to implementation to review existing business processes and information technology infrastructure, and provide advice on ways to improve these processes. Our consultants also install, configure, and test our applications, integrate them with customers’ existing systems, and assist with enterprise-wide deployment strategies. After deployment, our consultants continue to work with customers to identify additional opportunities to further improve their return on investment.

Customer Support.    We provide customer support as well as new releases and updates of our services and software through our CustomerOne Services support program. Under this program, we provide telephone and Internet support, including online case entry and review, access to technical information documents, and technical tips. We also provide new releases and updates of our services and software for customers who subscribe to our CustomerOne Services program. Our CustomerOne Services program is typically included as part of our subscription service offerings. Most license customers subscribe for the first year of the CustomerOne Services program at the time they license an application; thereafter, support is typically renewable on an annual basis.

Training Services.    We offer a variety of flexible training programs for our services and software, all designed to assist our customers with managing their transition to our products and services. These programs are tailored to particular user groups, such as administrators, help desk personnel, or trainers.

Customers

We have sold our products and services to more than 1,500 companies in over 60 countries, including 7 of the top 10 Global 100 companies and 29 of the top 100 Fortune 1000 companies. Our customers range from large global public companies with more than 100,000 employees to smaller, single-location private companies. No single customer accounted for more than 10% of our total revenues in fiscal 2004, 2003 or 2002.

Sales and Marketing

We market and sell our solutions worldwide through our direct sales organization and through indirect distribution channels via our strategic reseller and referral partners.

Our direct sales organization has field sales professionals located in metropolitan areas throughout the United States, the United Kingdom, and Australia. Our field-based sales engineers provide technical sales support. Direct telemarketing representatives based at our headquarters in Redmond, Washington support the field sales force through lead-generation and lead-tracking activities. We also have a number of marketing referral alliances that provide our sales force with prospects. Our direct sales efforts involve contact with multiple decision makers, frequently including the prospective customer’s chief financial officer, vice president of finance, controller, and corporate travel manager.

Our indirect distribution channels consist of strategic relationships with a number of reseller and referral partners, which include more than 50 leading companies. For example, we have strategic relationships with ADP, Inc., a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider, Microsoft Business Solutions, a leading provider of business management solutions, and U.S. Bank, a leading provider of corporate banking services and the leading issuer of Visa corporate card products.

Our marketing programs are designed to increase awareness of our solutions within our target markets, and to extend the competitive advantage of our subscription services and software. These efforts are specifically targeted to accounting, finance, information technology, and travel executives.

We engage in a variety of marketing activities, including e-mail and direct mail campaigns, co-marketing strategies designed to leverage existing strategic relationships, website marketing, seminars and “webinars”, public relations campaigns, speaking engagements and forums, and industry analyst visibility initiatives. We actively participate in and sponsor finance and shared-service conferences and demonstrate and promote our products at trade shows targeted to accounting, finance, information technology, and travel executives.

We actively communicate with our existing customers to enhance customer satisfaction, gain input for future product strategy, and promote the adoption of additional services and software. In addition to our standard newsletter communication and conference calls, we also sponsor regional user groups, an advisory board and an international user conference.

Product Development

Our research and development organization is responsible for developing new services and software as well as enhancing our existing services and software. We believe that a technically skilled and productive software engineering organization will continue to be important for the success of new product offerings. We employed approximately 80 people in research and development as of September 30, 2004. Research and development expenses recognized were $8.8 million, $10.4 million and $10.6 million in fiscal 2004, 2003 and 2002, respectively.

We have a well-defined software development methodology that we believe allows us to deliver products that satisfy business needs and meet commercial quality expectations. Our research and development group teams with our marketing department to further understand market needs and requirements. We also use independent development firms or contractors, as needed, to expand the capacity and technical expertise of our internal research and development team. Additionally, we may license third-party technology that is incorporated into our products.

Intellectual Property Rights

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. To protect our proprietary information, we enter into license agreements with our customers and nondisclosure agreements with certain of our employees, consultants, corporate partners, customers, and prospective customers which include restrictions on the disclosure, use, and transfer of our proprietary information. We also employ various physical security measures to protect our software source codes, technology, and other proprietary information. Currently, we do not own any issued patents or have any patent applications pending.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. We provide our licensed customers with access to object code versions of our software, and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition.

We own trademarks and registered trademarks with respect to our various products and attempt to ensure we protect all necessary intellectual property rights. Concur, the Concur logo, Concur Expense, Concur Payment, Concur Imaging Service, Concur Travel Integration, Concur Business Intelligence, Concur Analysis Service, Concur Total Access, Concur Compliance Solution, Concur Transaction Assessment Module, and Concur Benchmarking Service are trademarks or registered trademarks of Concur Technologies, Inc. Other names or brands appearing in this report may be claimed as the property of others. Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

Competition

The market for our business services and software solutions is highly competitive and subject to rapid change. Our principal direct competition comes from independent vendors of Corporate Expense Management services and software, and from financial institutions and providers of ERP software that sell, along with their other products and services, offerings similar to ours. These competitors include, but are not limited to, American Express, Bank of America, Geac Computer Corporation, Gelco Information Network, IBM, JD Edwards, Necho Systems Corporation, Oracle Corporation, OneMind Connect, Inc., Outtask, Inc., PeopleSoft, Inc., SAP AG, and Wells Fargo Bank. Many of our competitors have longer operating histories, greater financial and other resources, greater name recognition, larger numbers of total customers for their products and services, and well-established relationships with our current and potential customers. We also expect to face competition from new entrants including financial institutions and ERP vendors that do not already market products similar to ours. In addition, we face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. Increased competition may result in price reductions, reduced gross margins, and change in market share, any of which could harm our business.

We believe that the principal competitive factors considered with respect to, and the relative competitive standing of, our travel and entertainment expense management services and software are as follows:

•	Functionality. We believe we offer corporate expense management software and services with generally more features than other competing products, and that we have often been the first to offer many new features.

•	Interoperability. Our software and services are designed and built to interoperate with commonly-used existing information technology systems.

•	Cost-competitive delivery method. We offer our solutions under flexible delivery models that range from highly-configurable to standardized. We believe that a significant number of companies are seeking to reduce their operating costs by outsourcing their back-office processes, such as the management of corporate expenses. We have a well-established and scalable hosting infrastructure that allows us to provide cost-competitive solutions to our customers on an outsourced basis. We believe our outsourced subscription services are cost-competitive alternatives to customer self-hosted and self-managed software products provided by many of our competitors.

•	Referenceable customers. We believe our installed base of customers for Corporate Expense Management solutions is larger than that of our primary competitors and this base, combined with those that are referenceable, provides us with a competitive advantage.

Employees

As of September 30, 2004, we had approximately 350 full-time employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

Available Information

Our Internet website address is www.concur.com. We provide free access to various reports that we file with or furnish to the United States Securities and Exchange Commission (SEC) through our Internet website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to our 10-K annual reports, our 10-Q quarterly reports, our 8-K current reports, and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website. Information on our website does not constitute part of this 10-K report or any other report we file or furnish with the SEC.

ITEM 2.    PROPERTIES

Our principal administrative, sales, marketing, and research and development facility is located in Redmond, Washington and consists of approximately 81,000 square feet of office space held under leases that expire on May 31, 2005. In September 2004, we entered into a definitive lease agreement for a successor facility at a different location in Redmond, Washington. We expect to move our Redmond operations into this successor facility before June 1, 2005. The lease for our new facility has an eight-year term with an option to renew for an additional five years. The premises consist of approximately 100,000 square feet of office space. As of September 30, 2004, we also leased sales offices in Atlanta, Chicago, Dallas, London, Miami, New York, Phoenix, and Sydney.

We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Stock Market under the symbol CNQR. The following table shows the range of the high and low closing sales prices by quarter for fiscal 2004 and 2003, as reported on the NASDAQ Stock Market:

	High	Low
Fiscal year ended September 30, 2004:
First Quarter	$13.03	$9.31
Second Quarter	$12.39	$9.22
Third Quarter	$12.15	$10.07
Fourth Quarter	$10.71	$8.90

Fiscal year ended September 30, 2003:
First Quarter	$3.84	$1.42
Second Quarter	$5.10	$3.28
Third Quarter	$10.29	$5.10
Fourth Quarter	$13.08	$9.00

On September 30, 2004, there were approximately 300 stockholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in fiscal 2005.

Issuer Purchases of Equity Securities

We did not purchase any of our common stock in the fourth quarter of fiscal 2004.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

This selected consolidated financial data comes from our Consolidated Financial Statements, and should be read in conjunction with the Consolidated Financial Statements and Notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated statement of operations data for each of the years in the five year period ended September 30, 2004, and the consolidated balance sheet data at September 30, 2004, 2003, 2002, 2001, and 2000 are derived from our audited consolidated financial statements. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this report for an explanation of the determination of the shares used to compute basic and diluted net income (loss) per share. Historical results are not necessarily indicative of results to be expected for any future period.

	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations (Year Ended September 30)
Revenues:
Subscription	$40,244	$33,590	$20,076	$13,376	$7,948
Consulting	11,560	14,457	15,174	15,019	12,904
License	4,746	8,690	9,847	12,704	14,852

Total revenues	56,550	56,737	45,097	41,099	35,704

Expenses:
Cost of operations	23,264	23,214	21,987	24,961	27,832
Sales and marketing	14,329	14,549	16,669	24,941	38,581
Research and development	8,773	10,356	10,606	16,449	31,212
General and administrative	7,295	6,710	6,800	10,729	14,795
Amortization of intangible assets	1,140	1,140	190	—	—
Acquisition and restructuring charges	—	—	1,300	266	2,167

Total expenses	54,801	55,969	57,552	77,346	114,587

Income (loss) from operations	1,749	768	(12,455)	(36,247)	(78,883)
Other income, net	286	193	168	1,164	3,228

Net income (loss)	$2,035	$961	$(12,287)	$(35,083)	$(75,655)

Net income (loss) per share (basic and diluted)	$0.06	$0.03	$(0.46)	$(1.37)	$(3.15)

Shares used in calculation of net income (loss) per share:
Basic	32,595	31,265	26,571	25,574	23,981

Diluted	36,815	35,440	26,571	25,574	23,981

Consolidated Balance Sheet Data (at September 30)
Cash, cash equivalents and marketable securities	$23,735	$21,607	$15,770	$25,765	$55,292
Total assets	$52,899	$42,973	$39,685	$42,628	$82,358
Long-term obligations, excluding current portion	$—	$199	$746	$108	$2,042
Stockholders’ equity	$30,145	$25,608	$19,697	$22,777	$57,013

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes that are included with this report. Also, the discussion of Critical Accounting Policies and Estimates in this section is an integral part of the analysis of our results of operations and financial condition.

Overview

Concur Technologies, Inc. is a leading provider of business services and software solutions that automate processes involved in the management of corporate expenses. Our core purpose is to use innovation to help our customers drive down their costs associated with corporate expense management. Our solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns through comprehensive analytics.

Our flagship products are our Concur Expense™ services and software for automating the travel and entertainment expense management process. We also offer value-added services and software that are integrated with our core software and services, as well as consulting, customer support and training for our customers. Concur Expense and related services represented greater than 95% of our total revenues in fiscal 2004, 2003 and 2002.

We offer our solutions under flexible delivery models that range from highly-configurable to standardized offerings. We sell our solutions primarily as subscription services, and, to a lesser extent, through our on-premises license agreements. We market and sell our solutions worldwide through a direct sales organization and indirect distribution channels.

We generate our revenues from the delivery of subscription services, consulting services, and the sale of software licenses. Subscription revenues have grown significantly as a percentage of our total revenues, to 71% of total revenues in fiscal 2004 from 59% in fiscal 2003 and 45% in fiscal 2002. This growth reflects our strategic shift to emphasize sales of subscription services rather than license sales. Generally, our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer. We believe that our strategic shift to the business services model provides more stable and predictable revenues and operating results compared to prior years when our license revenues were more significant than our subscription services revenues. From the time we began selling expense management software in 1996 we offered our products under a traditional software license model. In 1999, we began offering Concur Expense as a subscription service and, since that time, we have increasingly focused our business on providing our solutions under a subscription delivery model. We continue to sell licensed software and support license customers, and will continue to do so in the future.

Our strategic focus in fiscal 2005 is to grow our core subscription business and related market share of our offerings and to reduce our cost of deploying and operating services. We expect our subscription revenues to increase in fiscal 2005 compared to fiscal 2004, on both an absolute basis and as a percentage of total revenues, due to anticipated demand for our subscription services and lower sales of license software. We expect our sales and marketing expenses to increase in fiscal 2005 compared to fiscal 2004, primarily reflecting increased direct sales headcount, to support expected demand and create additional awareness in our target market.

We operate in and report on one segment: corporate expense management software and services.

Selected Financial Data

In the following table, we show financial data derived from our statements of operations as a percentage of total revenues for the periods indicated.

	Year Ended September 30,
	2004	2003	2002
Revenues:
Subscription	71.2%	59.2%	44.5%
Consulting	20.4%	25.5%	33.7%
License	8.4%	15.3%	21.8%

Total revenues	100.0%	100.0%	100.0%
Expenses:
Cost of operations	41.1%	40.9%	48.7%
Sales and marketing	25.4%	25.6%	37.0%
Research and development	15.5%	18.3%	23.5%
General and administrative	12.9%	11.8%	15.1%
Amortization of intangible asset	2.0%	2.0%	0.4%
Acquisition and restructuring charges	—	—	2.9%

Total expenses	96.9%	98.6%	127.6%

Income (loss) from operations	3.1%	1.4%	(27.6)%
Other income, net	0.5%	0.3%	0.4%

Net income (loss)	3.6%	1.7%	(27.2)%

Results of Operations

Revenues

	Year Ended September 30,
	2004	Change	2003	Change	2002
	(dollars in thousands)
Subscription	$40,244	19.8%	$33,590	67.3%	$20,076
Consulting	11,560	(20.0)%	14,457	(4.7)%	15,174
License	4,746	(45.4)%	8,690	(11.7)%	9,847

Total revenues	$56,550	(0.3)%	$56,737	25.8%	$45,097

Subscription Revenues.    Subscription revenues consist of monthly fees paid for subscription services offerings, the amortization of set-up fees paid to us in connection with those services, the amortization of fees paid for software maintenance services under software license arrangements, and in some multiple element subscription arrangements, where there is no vendor specific objective evidence of fair value for an undelivered subscription element, the amortized portion of the related license and consulting fees. Subscription revenues are affected by pricing, number of new customers, customer contract durations, and our customer retention rate.

Subscription revenues increased by 19.8% in fiscal 2004 over fiscal 2003. Revenues from our subscription services (total subscription revenues less revenue from the amortization of fees paid for software maintenance services under software license arrangements) contributed approximately 90% of the absolute dollar increase in subscription revenues for fiscal 2004 compared to fiscal 2003. Continued expansion of our customer base for outsourced subscription services was the main reason for the increase. The larger customer base reflects a trend of increased market demand for our subscription services and strong retention of existing subscription customers. We believe this trend was related primarily to the market’s continued and growing acceptance of outsourced services, driven by limited information technology capital budgets, which make traditional self-hosted software license arrangements, with their substantial up-front costs, less attractive compared with subscription services.

Subscription revenues increased by 67.3% in fiscal 2003 over fiscal 2002. Revenues from our subscription services contributed approximately 85% of the absolute dollar increase in subscription revenues for fiscal 2003 compared to fiscal 2002. The increase in subscription revenues reflects expansion of our existing customer base for outsourced subscription services due to the factors described above for fiscal 2004, and to our July 2002 acquisition of Captura Software, Inc. (“Captura”), which provided us a large base of existing subscription-based clients. We accounted for the acquisition under the purchase method of accounting, including Captura’s results in our Consolidated Statement of Operations beginning August 1, 2002.

We expect subscription revenues to continue to grow in fiscal 2005, on both an absolute basis and as a percentage of total revenues, as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing in fiscal 2005 compared to fiscal 2004.

Consulting Revenues.    Consulting revenues consist of fees for client services, which include system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting revenues are affected by the number of and complexity of implementations. Recognized consulting revenues are also affected by circumstances in which consulting fees in multiple element arrangements require deferral or are deemed to be subscription related.

The 20.0% decrease in consulting revenues in fiscal 2004 from fiscal 2003, was due in part to the deferral of revenues totaling approximately $1.4 million in fiscal 2004 relating to consulting services performed under contracts signed in fiscal 2004 through certain strategic resellers, which are required to be recognized ratably over the remaining life of the contracts, due to the structure of those customer contracts. The decrease was also attributable to fewer new license customers added, due to our shift to a business services model discussed above, and to fewer upgrades and enhancements for existing customers during fiscal 2004, compared to fiscal 2003.

The 4.7% decrease in consulting revenues in fiscal 2003, compared to fiscal 2002, was primarily due to lower demand for our consulting services resulting from a decrease in new license sales in fiscal 2003, compared to fiscal 2002.

We anticipate that consulting revenues in fiscal 2005 will fluctuate on a quarterly basis but be higher for the fiscal year compared to fiscal 2004, as a result of the demand for our services and software and the timing of upgrades and enhancements to our solutions.

License Revenues.    License revenues consist of fees earned from sales of our software licenses.

The 45.4% decrease in license revenues for fiscal 2004, compared to fiscal 2003 and the 11.7% decrease in license revenues for fiscal 2003, compared to fiscal 2002 reflect the continued shift from our licensed model to our subscription services model.

We expect the absolute dollar value of license revenues to decrease in fiscal 2005, compared to fiscal 2004, reflecting the market’s continued shift in demand from a licensed model to a subscription services model.

International Revenues.    Revenues from customers outside the United States were $8.2 million (14% of total revenues), $7.6 million (13%) and $6.6 million (15%) in fiscal 2004, 2003 and 2002, respectively. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

	Year Ended September 30,
	2004	Change	2003	Change	2002
	(dollars in thousands)
Cost of operations	$23,264	0.2%	$23,214	5.6%	$21,987
Sales and marketing	14,329	(1.5)%	14,549	(12.7)%	16,669
Research and development	8,773	(15.3)%	10,356	(2.4)%	10,606
General and administrative	7,295	8.7%	6,710	(1.3)%	6,800
Amortization of intangible assets	1,140	—	1,140	500.0%	190
In-process research and development	—	—	—	—	1,300

Total expenses	$54,801	(2.1)%	$55,969	(2.8)%	$57,552

Cost of Operations.    Cost of operations expenses primarily consist of salaries and related expenses (including travel related expenses) and allocated overhead costs (which include depreciation, occupancy, insurance, telecommunications, and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services. Cost of operations expenses also include co-location and related telecommunications costs, fees paid to third parties for referrals, resale arrangements, royalties, and amortization of deferred set-up costs we incur in connection with our subscription services.

Cost of operations expenses represented 41.1% of total revenues in fiscal 2004 compared with 40.9% for fiscal 2003. Despite a decline in license revenues from $8.7 million in fiscal 2003 to $4.7 million in fiscal 2004, cost of operations expenses, for our subscription and consulting services combined, decreased to 44.9% of the related revenues in fiscal 2004 from 48.3% in fiscal 2003. This decrease was due in part to improvements in our solutions and implementation methodology, which now enable us to provide our subscription and consulting services more efficiently, and the increase in new sales of our subscription services for which implementation costs are deferred and amortized. Total salaries and related expenses and allocated overhead costs increased 1.0% for fiscal 2004 compared to fiscal 2003. Co-location and related telecommunications costs decreased 10.1% for fiscal 2004 compared to fiscal 2003, primarily due to our consolidation of existing co-location facilities. Fees paid to third parties for referrals, resale arrangements, and royalties decreased 6.8% for fiscal 2004 compared to fiscal 2003. This decrease reflected lower royalties for sub-licensing third-party software expense, due primarily to lower license sales, offset in part by an increase in reseller partner fees for subscription-based sales.

Cost of operations expenses as a percentage of total revenues were 40.9% for the fiscal year ended September 30, 2003 compared with 48.7% for fiscal 2002. This decrease was primarily due to the increase in our subscription revenues in fiscal 2003 compared to fiscal 2002 relative to the increase in operating expenses and additional investment costs to support then current and expected subscription business. Total salaries and related expenses and allocated overhead costs decreased 2.6% for fiscal 2003 compared to fiscal 2002. Co-location and related telecommunications costs increased 79% for fiscal 2003 compared to fiscal 2002, to support existing and anticipated growth in our subscription business. Fees paid to third parties for referrals, resale arrangements, and royalties increased 22% for fiscal 2003 compared to fiscal 2002, due to increases in reseller partner fees for subscription-based sales.

We expect total cost of operations expenses to remain relatively constant or decline slightly as a percentage of total revenues in 2005 compared to fiscal 2004 as we continue to deploy and support additional new customers and invest amounts necessary to meet future demand, consistent with our overall growth plans. Our expectation is that over time our cost of operations will decline as a percentage of revenues, as the cost to deploy and support each new customer decreases due to the leverage (economies of scale) anticipated in our subscription service model infrastructure.

Sales and Marketing.    Sales and marketing expenses consist of salaries and related expenses (including sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel, and, to a lesser extent, miscellaneous sales and marketing costs, such as advertising, trade shows, and other promotional activities.

Sales and marketing expenses were 25.4% of total revenues in fiscal 2004 compared to 25.6% in fiscal 2003 and 37% in fiscal 2002. The 1.5% total decrease in sales and marketing expense for fiscal 2004 compared to fiscal 2003 was due to a 2.1% decrease in salaries and related expenses and allocated overhead costs, offset in part by an increase of 20% in advertising costs. The 12.7% total decrease in fiscal 2003 compared to fiscal 2002 was due to a 10.2% decrease in salaries and related expenses and allocated overhead costs, and a 41% decrease in costs for advertising, trade shows and other promotional activities.

We expect total sales and marketing expenses in fiscal 2005 to increase significantly in absolute dollars compared to fiscal 2004, driven primarily by our expected 50% increase in sales headcount compared to the level at September 30, 2004. A key part of our strategic focus in fiscal 2005 is to ensure our sales and marketing efforts support expected demand and create additional awareness in our target market.

Research and Development.    Research and development expenses consist of salaries and related expenses, and allocated overhead costs associated with employees and contractors engaged in software engineering, program management, and quality assurance.

Research and development expenses were 15.5% of total revenues in fiscal 2004 compared to 18.3% in fiscal 2003 and 23.5% in fiscal 2002. Research and development expenses decreased $1.6 million (15.3%) in fiscal 2004 compared to fiscal 2003. Capitalization of research and development costs, net of amortization, represented $1.8 million of the decrease in research and development expenses for fiscal 2004 compared to fiscal 2003, offset in part by an increase in personnel and allocated overhead costs totaling $0.3 million in fiscal 2004 compared to fiscal 2003. This additional capitalization was primarily the result of our shift from developing licensed software for resale to developing software for internal use to support our subscription services offerings. Such development of internal-use software requires the capitalization of related costs, as provided for under generally accepted accounting principles.

Research and development expenses recognized decreased 2.4% for fiscal 2003 compared to fiscal 2002.

We anticipate that total research and development expenses in fiscal 2005 will increase moderately compared to fiscal 2004 as we continue to focus on product innovation and enhancement.

General and Administrative.    General and administrative expenses consist of salaries and related expenses and allocated overhead costs associated with employees and contractors in finance, human resources, legal, information technology, facilities, and, to a lesser extent, miscellaneous costs, such as professional fees and provision for doubtful accounts.

General and administrative expenses were 12.9% of total revenues in fiscal 2004 compared to 11.8% in fiscal 2003 and 15.1% in fiscal 2002. General and administrative expenses increased 8.7% in total for fiscal 2004 compared to fiscal 2003, due to an increase in salaries and related expenses and allocated overhead costs of 6.4% and an increase of 23% in miscellaneous costs for fiscal 2004 compared to fiscal 2003. The majority of the increase in general and administrative expense is due to costs related to the growth of our business as well as increased public company compliance costs, including our compliance with the laws and regulations associated with the Sarbanes-Oxley Act of 2002.

General and administrative expenses decreased 1.3% in total for fiscal 2003 compared to fiscal 2002, due to a decrease in salaries and related expenses and allocated overhead costs of 6.2%, offset in part by an increase of 43% in miscellaneous costs for fiscal 2003 compared to fiscal 2002.

We expect the absolute dollar amount of general and administrative expenses to increase in fiscal 2005 compared to fiscal 2004 due to increases in personnel costs related to the growth of our business and a charge in the first quarter of fiscal 2005 for capitalized costs related to a proposed acquisition that Concur had been evaluating but terminated during the quarter, as well as increased public company compliance costs, including our continued Sarbanes-Oxley compliance efforts.

Amortization of Intangible Asset.    Amortization of intangible asset represents the allocation of the acquired customer base intangible asset from our July 2002 acquisition of Captura. This intangible asset is being ratably amortized as a non-cash charge to operations over five years, consistent with the timing and level of the expected cash flows from the underlying acquired customer contracts.

In-Process Research and Development.    The 2002 expense for in-process research and development consisted of a one-time write-off of acquired in-process research and development costs totaling $1.3 million relating to our July 2002 acquisition of Captura.

Other

	Year Ended September 30,
	2004	Change	2003	Change	2002
	(dollars in thousands)
Interest income	$237	11.8%	$212	(43.6)%	$376
Interest expense	29	(71.6)%	102	(48.7)%	199

Interest Income and Interest Expense.    The increase in interest income in fiscal 2004 compared to fiscal 2003 reflected higher levels of interest-earning cash and cash equivalent investments, offset in part by lower interest rates. The decrease in interest income in fiscal 2003 compared to fiscal 2002 primarily reflected a lower level of interest-earning cash, cash equivalents and marketable securities.

The decreases in interest expense in both fiscal 2004 and 2003 compared to the respective prior year were due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes.    No provision for federal or state income taxes has been recorded as we have accumulated significant net losses since inception, resulting in deferred tax assets. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets.

Financial Condition

Our total assets were $52.9 million and $43.0 million at September 30, 2004 and 2003, respectively, representing an increase of $9.9 million or 23%. This increase consisted primarily of increases in our cash and cash equivalents, accounts receivable, and property and equipment at September 30, 2004. Our cash and cash equivalents totaled $23.7 million and $21.6 million as of September 30, 2004 and 2003, respectively, representing an increase of $2.1 million, or 9.7%. Our cash flow activity is described in more detail in the Liquidity and Capital Resources section below. Net property and equipment increased to $5.0 million at September 30, 2004 from $1.3 million at September 30, 2003, primarily due to additional purchases of computer equipment and software and investment in software used internally, both in connection with our subscription services offerings.

Accounts receivable balances, net of allowances of $0.7 million and $0.5 million, were $10.3 million and $7.9 million as of September 30, 2004 and 2003, respectively, representing an increase of $2.4 million or 30%. The increase was primarily due to a higher level of receivables from our subscription customers (including increases in software maintenance renewals), due in turn to the growth of the subscription business.

Our total current liabilities were $17.7 million and $15.2 million at September 30, 2004 and 2003, respectively, representing an increase of $2.5 million, or 16.4%. This increase was mainly due to an increase of $1.7 million in the current portion of deferred revenues. Including the $3.0 million increase in long term deferred revenues, total deferred revenues increased by $4.7 million to $16.6 million at September 30, 2004 from $11.9 million at September 30, 2003. This increase resulted from the larger customer base for our subscription services offerings, as well as revenues deferred in fiscal 2004 resulting from the execution of contracts through certain strategic resellers during fiscal 2004.

Our common stock and additional paid in capital totaled $239.8 million and $237.4 million at September 30, 2004 and 2003, respectively, an increase of $2.4 million, or 1.0%. The increase reflected proceeds received from the exercise of stock options under our stock based compensation plans and purchases of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of September 30, 2004 consisted principally of cash and cash equivalents totaling $23.7 million. We have a revolving credit line and equipment purchase facility available, which is discussed in more detail below.

Our operating cash inflows consist of cash received from our subscription and license customers. Our operating cash outflows consist of cash payments to employees and vendors directly related to subscription and license customers, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, and research and development costs. Operating activities provided $5.8 million and $4.7 million in fiscal 2004 and 2003, respectively, and used $8.3 million in fiscal 2002. The improvements in our operating cash flows in 2004 and 2003 were driven by profitable operating results and increases in deferred revenue balances.

Our investing activities used $5.6 million in fiscal 2004 and provided $0.2 million and $1.6 million in fiscal 2003 and 2002, respectively. Purchases of property and equipment totaled $5.6 million in fiscal 2004, compared to $1.3 million and $1.6 million in fiscal 2003 and 2002, respectively. These amounts consisted mainly of computer equipment and software purchases, as well as amounts capitalized in fiscal 2004 for the development of software used internally, in connection with our subscription services offerings, as described in more detail in Research and Development above.

Our financing activities provided $1.7 million and $3.0 million in fiscal 2004 and 2003, respectively, and used $1.2 million in fiscal 2002. Proceeds from financing activities during these periods have consisted primarily of proceeds from employee stock option exercises and employee stock purchase plan activity, which we do not directly control, and from borrowings. Scheduled payments made on loans and capital leases are our primary cash outflows from financing activities.

In March 2002, we entered into a loan and security agreement (“Agreement”) with a bank for a $1.0 million equipment credit facility (“Term I Advance”). The Agreement for the Term I Advance allowed for borrowings in the amount of actual equipment purchases made through December 2002. As of September 30, 2004, the outstanding indebtedness under the Term I Advance was approximately $90,000, bears interest at the bank’s prime rate (4.75% at September 30, 2004), and matures in December 2004.

In September 2002, we amended the terms of Agreement to add Captura as a borrower, and to include an additional term loan (“Term II Advance”) of $0.4 million, with the proceeds used to refinance certain indebtedness owed by Captura to another creditor. As of September 30, 2004, the outstanding indebtedness under the Term II Advance was approximately $16,000, bears interest at the bank’s prime rate and matures in October 2004. There were no additional borrowings available under this additional term loan as of September 30, 2004.

In September 2003, we amended the terms of the Agreement to add a revolving line of credit (“Revolver”) in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, with interest at the bank’s prime rate. Any advances under the Revolver became due and payable on September 23, 2004. In September 2004 we amended the Agreement to extend the Revolver’s availability to March 31, 2005, at which time any advances become due and payable. The other terms of the Revolver remain the same. There were no amounts borrowed under the Revolver at September 30, 2004.

We also amended the terms of the Agreement in September 2003 to add an additional equipment facility (“Term III Advance”) for advances in the amount of actual equipment purchases up to $1.0 million through

September 2004, with interest at the bank’s prime rate, maturing September 2006. In September 2004 we amended the Agreement to extend the Term III Advance’s availability to March 31, 2005, with any amounts borrowed due on March 31, 2007. The other terms of the Term III Advance remain the same. There were no amounts borrowed under the Term III Advance at September 30, 2004.

In March 2004, we entered into an arrangement to finance the premium for our current directors’ and officers’ liability insurance policy. The loan under this financing agreement bears interest at 5.4% and matures in December 2004. As of September 30, 2004, the balance under the arrangement was approximately $98,000.

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

The following table summarizes our contractual obligations as of September 30, 2004 related to long-term debt, operating leases, and purchase obligations:

	Payments due by period
Contractual Obligations:	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
	(in thousands)
Long-term debt obligations, including interest	$206	$—	$—	$—	$206
Operating lease obligations	1,645	1,783	2,232	4,598	10,258
Purchase obligations (1)	1,953	3,000	—	—	4,953

Total	$3,804	$4,783	$2,232	$4,598	$15,417

(1)	Reflects future minimum commitments under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription services offerings.

We do not use derivative financial instruments.

We believe our cash and cash equivalents, amounts available under our equipment credit facilities and revolving line of credit, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs and capital expenditures for at least the next 12 months. In the longer term, or if we decide to acquire assets or businesses, we may require additional funds and may seek to raise such additional funds through private or public sales of debt or equity securities, strategic relationships, bank debt, lease financing arrangements, or other available means. There can be no assurances that any such funds will be available or, if available, be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; such estimates and judgments are periodically re-evaluated. Actual results may differ materially from these estimates under different assumptions, judgments, or conditions.

The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those most important to the portrayal of our financial condition and results of operations, and that require the most difficult, subjective, or complex judgments. Our critical accounting policies include revenue recognition, internal-use software, allowances for accounts receivable, accounting for stock-based compensation, and accounting for income taxes.

Revenue Recognition.    We generate our revenues from the delivery of subscription services (which include software maintenance services), consulting services, and the sale of software licenses. We recognize revenues in accordance with accounting standards for software and service companies.

Generally, we recognize revenue when:

•	evidence of an arrangement exists;

•	delivery has occurred;

•	the fees are fixed or determinable; and

•	collection is considered probable.

If collection is not considered probable, we recognize revenues when the fees are collected. If the fees are not fixed or determinable, we recognize revenues as payments become due from the customer. Accordingly, our judgment as to the probability of collection and determinability of fees may materially affect the timing of our revenue recognition and results of operations. If non-standard acceptance periods or non-standard performance criteria are required, we recognize revenue upon the expiration of the acceptance period or satisfaction of the acceptance/performance criteria, as applicable.

In contractual arrangements that include the provision of multiple elements, we apply the accounting guidance most applicable to the specific arrangement to determine how contract consideration should be measured and allocated to the separate elements in the arrangement. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together and, therefore, are accounted for as a single contractual arrangement in determining how contract consideration should be measured and allocated to the separate elements in the arrangement. Typically, we measure and allocate the total arrangement fee among each of the elements based on their fair value or, if necessary, vendor-specific objective evidence of their fair value (“VSOE”). VSOE is determined by the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price set by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction.

Subscription Revenues

Our subscription revenues are typically recognized monthly as the service is provided to the customer and consist of:

•	monthly fees paid for subscription services;

•	amortization of related set-up fees;

•	amortization of fees paid for software maintenance services under software license arrangements; and

•	the amortized portion of the related license and consulting fees in certain multiple element subscription arrangements where VSOE does not exist for an undelivered subscription element.

Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the longer of the contractual lives, or the expected lives of the customer relationships, which generally range from two to five years. For those subscription service offerings that have been commercially available for only a short period of time, the contractual lives are used as the best estimate of the expected lives of the customer relationships. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations. It is possible that, in the future, the estimates of expected customer lives may change and, if so, the periods over which such subscription set-up fees and costs are amortized will be adjusted. Any such change in estimated expected customer lives will affect our future results of operations.

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

License Revenues

License revenues consist of fees earned from, and allocable to, grants of licenses to use our software products. We recognize license revenues when evidence of a license arrangement exists, we have delivered the software, the amount of the transaction is fixed or determinable, collection is probable, and VSOE exists for any undelivered elements of the arrangement. Elements included in our multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services, and subscription services.

In software license arrangements that include rights to multiple elements, we allocate the total arrangement fee among each of the elements using the residual method, under which revenues are allocated to undelivered elements based on VSOE and the residual amounts of revenue are allocated to the delivered elements. If sufficient VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered. If the only undelivered element is software maintenance, the entire fee is recognized ratably as subscription revenue. We are required to exercise judgment in deciding how to interpret the evidence of fair value to determine the allocation of arrangement consideration with respect to a given element, and in determining whether an established price is likely to change prior to separate market introduction. These judgments may materially affect the timing of our revenue recognition and results of operations.

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

In arrangements where we license our software and also host the licensed software for our customer, a software element is only considered present if our customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for our customer to either operate the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of license revenues described above, we recognize license revenues when the software is delivered, and the subscription hosting revenues are recognized as the hosting service is provided. The hosting set-up fees, as well as the associated direct and incremental costs, are deferred and recognized ratably over the hosting service period. If we determine that a separate software element as described above is not present, we combine the software license fees with the subscription hosting fees and recognize them ratably over the subscription service period, as subscription revenue. Our judgment as to whether we meet the criteria above could have a material affect on the timing and mix of our revenue recognition and on our results of operations.

Portions of our revenues are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis, and amounts paid to our reseller partners are recognized as cost of operations. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement, and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and cost of operations.

Internal-Use Software

We capitalize certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratably amortized, using the straight-line method, over the estimated useful lives of the related applications which typically range from three to five years. Our judgment as to which costs to capitalize, when to begin capitalizing, and what period to amortize the costs over may materially affect our results of operations.

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

Stock-Based Compensation.    We have elected to continue to account for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as opposed to the fair value method allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Accordingly, no stock-based compensation cost has been reflected in our statement of operations for any of the periods presented, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under our employee stock purchase plan were within statutory limits. If we are required to change our accounting for stock-based compensation in the future to the fair value method, as currently proposed by the Financial Accounting Standards Board, we would incur and record substantial, non-cash, stock-based compensation expense, which would have a material effect on our results of operations. The pro forma effect of using the fair value method of accounting is provided in Note 1 of the Notes to Consolidated Financial Statements in this report.

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

Factors That May Affect Financial Condition And Results Of Operations

We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, readers should pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report and our other filings with the SEC.

We Are Dependent Upon Sales Of Our Concur Expense Solutions, Which Account For Greater Than 95% Of Our Total Revenues. If Demand For These Solutions Was to Decline Materially, Our Results Of Operations Would Be Substantially Harmed.

We generated greater than 95% of our total revenues in fiscal 2004 from our Concur Expense services and software, and we expect such services and software to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of our Concur Expense solutions, and our revenues would decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop expense management products that achieve greater market acceptance, or we do not keep up with technological advancements in software platforms, delivery models or product features. There can be no assurance that our services and software solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

We Are Increasingly Dependent On A Subscription Service Business Model Which Could Fail To Adequately Support Our Business And Operations.

Our subscription revenues are based on a business model that has a limited history and continues to evolve, and, is therefore subject to a number of risks, including: an increasing reliance on a relatively novel revenue model for our industry; a reduction of license revenues as we focus on building our subscription business, lower gross margins and higher fixed costs associated with our subscription business, as compared to our license business, unpredictable sales cycles, and the possibility of subscription cancellations. We began offering our software as a service on an outsourced basis over the Internet in 1999. Our subscription services delivery models have continued to evolve and, today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon the growth of our subscription services. Our subscription revenues represented 71% of total revenues in fiscal 2004, and we depend substantially on outsourced subscription services delivery models for our anticipated revenues and cash flows. We anticipate that subscription revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced subscription services delivery models. As such, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from the delivery strategies that we and other enterprise software vendors have traditionally employed. Our new and evolving business model makes our business operations and prospects difficult to evaluate.

Our emphasis on building our subscription business has contributed to reduced software license revenues in recent periods. Our license revenues have declined substantially in recent periods, due in large part to the growth of our subscription services business, resulting in license revenues in fiscal 2004 that were 45% lower than those in fiscal 2003. The limited history of our subscription business model makes it difficult to predict whether demand for subscription services will continue. If it does not, we may not be able to generate sufficient license revenues to offset any decrease in sales of subscription services.

If our subscription services business does not grow sufficiently, our cost of revenues may exceed such revenues, which could harm our operating results. Our costs of providing subscription services are relatively fixed in the short-term, so we may not be able to adjust our expenses quickly enough to offset any potential slowdown in subscription sales. In addition, the cycle for implementing our subscription services can be unpredictable because our services must be integrated with a customer’s existing systems. Any delays in implementation may prevent us from recognizing subscription revenue for periods of time, even when we have already incurred costs relating to the implementation of our subscription services. Furthermore, we may experience unanticipated increases in costs associated with providing our subscription services and software maintenance services to customers over the term of our customer contracts as a result of inflation, inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our subscription services contracts contain cancellation provisions, and, as a result, we may recognize substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription or maintenance agreement prior to the end of its term, or if we are unable to renew such an agreement at the end of its term, our operating results in future periods could be substantially harmed.

We Depend On Consulting Revenues, Which May Fluctuate Or Decline.

Our consulting revenues represented 21% of total revenues in fiscal 2004. We anticipate that consulting revenues will continue to represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Our consulting revenues could fluctuate or decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

Software License Revenues Are Volatile, Which Makes Our Operating Results Difficult To Predict.

Our software license revenues represented 8% of total revenues in fiscal 2004. While software license revenues are diminishing as a percent of total revenues, they continue to contribute to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Furthermore we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. The continuing weakness of capital spending for enterprise software contributes to the length and unpredictability of our sales cycle for licensed products, making related revenues more difficult to predict and subjecting our operating results to greater volatility on a quarter over quarter basis.

We Face Significant Competition From Companies That Have Greater Resources Than Us And If We Fail To Compete Effectively, Our Business Will Suffer And Be Materially Harmed.

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

We Are Dependent Upon Strategic Relationships With Third Parties And If We Cannot Continue To Sustain And Develop These Relationships, Our Revenues Will Decline.

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

If Our Customers Have Concerns Over The Scalability Or Security Of Our Products, They May Not Continue To Buy Our Products And Our Revenues Will Decline.

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

Interruption Of Our Operations Could Significantly Harm Our Business.

Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in our computer equipment, offices, and hosting facilities against damage from earthquake, floods, fires, power loss, telecommunications failures, unauthorized intrusion, and other events. We back up software and related data files regularly and store the back-up files at various off-site locations. However, there can be no assurance that our disaster preparedness will eliminate the risk of extended interruption of our operations.

We have engaged third-party hosting facility providers to provide the hosting facilities and related infrastructure for our subscription services. These hosting facilities are located in several locations in the United States and the United Kingdom. We do not control the operation of these hosting facilities. Despite precautions taken at these facilities, the occurrence of a natural disaster, a decision by one of our hosting providers to close a facility without adequate notice to us, or other unanticipated problems at these facilities could result in lengthy interruptions in our services. We also retain third-party telecommunications providers to provide Internet and direct telecommunications connections for our services. Any of these third-party providers may fail to perform their obligations adequately. Any damage to, or failure of, our systems could result in interruptions in our service and/or litigation. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

Our Reported Financial Results May Be Adversely Affected By Changes In Accounting Principles Generally Accepted In The United States.

GAAP is subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In particular, revenue recognition rules for software and service companies are complex and require significant interpretation by us. Changes in circumstances, interpretations, or accounting principles or guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See Management’s Discussion And Analysis Of Financial Condition And Results Of Operations regarding our critical revenue recognition policies. Further, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair market value of our common stock on the grant date. However, the FASB is expected to release its final standard requiring the expensing of stock-based compensation under the fair value method in the near future. If the final standard is released in its currently proposed form, we would incur and record significant, non-cash based, stock compensation expense, which would have a material effect on our results of operations. For example, in fiscal 2004, had we accounted for stock-based compensation plans using a fair value method prescribed under FASB Statement No. 123, as amended by Statement No. 148, our net income would have been reduced by $6.1 million.

Compliance With New Regulations Governing Public Company Corporate Governance And Reporting Is Uncertain And Expensive.

Many new laws, regulations, and standards, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC, the New York Stock Exchange, and the NASDAQ Stock Market, impose new obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices and have created uncertainty for companies such as ours. These new laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our continuing preparation for and implementation of these reforms and enhanced new disclosures has resulted in, and will likely continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment, which will be required for our fiscal year ending September 30, 2005, has required, and will likely continue to require, the commitment of significant financial and managerial resources. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws, regulations, and standards or significantly increase our costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws, regulations, and standards could significantly harm our business, operating results, and financial condition. Further, these laws, regulations, and standards may make it more difficult for us to attract and retain qualified members to serve on our board of directors and board committees, particularly our audit committee, and to attract and retain qualified executive officers, which could harm our business. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

The Growth Of The International Component Of Our Business Subjects Us To Additional Risks Associated With Foreign Operations.

Our international operations, which are subject to risks associated with operating abroad, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $8.2 million, $7.6 million, and $6.6 million in fiscal 2004, 2003, and 2002, respectively. These international operations are subject to a number of difficulties and special costs, including:

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

Our international operations also face foreign currency-related risks. To date, most of our revenues have been denominated in United States dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. We currently do not engage in foreign exchange hedging activities and, therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations. In addition, our ability to expand into international markets will depend on our ability to develop and support services and products that incorporate the tax laws, accounting practices, and currencies of applicable countries.

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

In addition, due to the continuing weakness of capital spending for enterprise software and business services, we believe that many existing and potential customers may reassess or reduce their planned technology and Internet-related investments and defer or reprioritize purchasing decisions. Any such reduction in business spending for technology could have a material adverse effect on our revenues and operating results. As a result, there is increased uncertainty with respect to our expected revenues.

Our Lengthy Sales Cycle Could Adversely Affect Our Financial Results.

Because of the high costs involved over a significant period of time, customers for enterprise software and business services typically commit significant resources to an evaluation of available solutions and require us to expend substantial time, effort, and money educating them about the value of our services and software. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements or due to other factors. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly.

We May Not Successfully Develop Or Introduce New Products Or Enhancements To Existing Products, And, As A Result, We May Lose Existing Customers Or Fail To Attract New Customers And Our Revenues Would Suffer.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of our products and services, and our business could be harmed if we fail to deliver enhancements to our current and future products and services that customer’s desire. From time to time, we experience delays in the planned release dates of enhancements to our products and services, and we have discovered errors in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain errors when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products and services, or customer claims, including warranty claims, against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing products and services on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new products or services in the marketplace.

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

We Rely On Third-Party Software And Services That May Be Difficult To Replace.

We license or purchase software and services provided by third parties in order to offer some of our services and software offerings. Such third-party software and services may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain our rights to use any of these software or services could result in delays in the sale of our services or software offerings until equivalent technology is either developed by us, or, if available, is identified, licensed, and integrated, which could harm our business.

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

In addition, the stock market, particularly the NASDAQ Stock Market, has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock.

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

In Order To Meet Our Business Objectives We Need To Attract And Retain Qualified Personnel. We Depend Significantly On Direct Sales, Which Are Subject To Personnel Risks And May Cause Us To Miss Some Opportunities.

Our success depends in large part on our ability to attract, motivate, and retain highly qualified personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining key personnel. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. We also compete for personnel with other software vendors and consulting and professional services companies. Further, recent changes in applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. We rely on our direct sales force to sell our services and software in the marketplace. We anticipate increasing our direct sales force by approximately 50% in fiscal 2005, compared to the level at September 30, 2004. There is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements. Any inability to hire and retain salespeople or any other qualified personnel, or any loss of the services of key personnel, would harm our business.

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

Our Ability To Protect Our Intellectual Property Is Limited And Our Products May Be Subject To Infringement Claims By Third Parties.

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. We do not own any issued patents or have any patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. We provide our licensed customers with access to object code versions of our software, and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition. In addition, over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency risks.

Interest Rate Risk.    We have debt instruments with variable rates of interest. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Some of the potential differences in future cash flows likely would be mitigated because all of our debt outstanding at September 30, 2004 matures in less than one year. Variable interest rate risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% increase in interest rates. We believe such a change would not have a material impact on our cash flows related to these debt instruments.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Concur Technologies, Inc.

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Concur Technologies, Inc.

Redmond, Washington

We have audited the accompanying consolidated balance sheets of Concur Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Seattle, Washington

December 7, 2004

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Concur Technologies, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flow of Concur Technologies, Inc. (“the Company”) for the year ended September 30, 2002. Our audit also included the financial statement schedule listed in the Index of Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended September 30, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Seattle, Washington

November 5, 2002

Concur Technologies, Inc.

Consolidated Statements Of Operations

(In thousands, except per share amounts)

	Year Ended September 30,
	2004	2003	2002
Revenues:
Subscription	$40,244	$33,590	$20,076
Consulting	11,560	14,457	15,174
License	4,746	8,690	9,847

Total revenues (1)	56,550	56,737	45,097

Operating expenses:
Cost of operations (2)	23,264	23,214	21,987
Sales and marketing	14,329	14,549	16,669
Research and development	8,773	10,356	10,606
General and administrative	7,295	6,710	6,800
Amortization of intangible assets	1,140	1,140	190
In-process research and development	—	—	1,300

Total expenses	54,801	55,969	57,552

Income (loss) from operations	1,749	768	(12,455)

Interest income	237	212	376
Interest expense	(29)	(102)	(199)
Other income (expense), net	78	83	(9)

Net income (loss)	$2,035	$961	$(12,287)

Net income (loss) per share (basic and diluted)	$0.06	$0.03	$(0.46)

Shares used in calculation of net income (loss) per share:
Basic	32,595	31,265	26,571

Diluted	36,815	35,440	26,571

(1)	Includes sales to related parties of $849 and $1,560 in the years ended September 30, 2003 and 2002, respectively.
(2)	Includes payments to related parties of $386 and $1,099 in the years ended September 30, 2003 and 2002, respectively.

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

	September 30,
	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$23,735	$21,607
Accounts receivable, net of allowances of $690 and $499 in 2004 and 2003, respectively	10,277	7,862
Prepaid expenses	1,127	1,425
Other current assets	2,325	1,238

Total current assets	37,464	32,132
Property and equipment, net	5,003	1,331
Restricted cash	550	550
Acquired customer base intangible asset, net of amortization	3,230	4,370
Goodwill	3,704	3,704
Deposits and other long-term assets	2,948	886

Total assets	$52,899	$42,973

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,784	$1,015
Accrued compensation	1,664	945
Other accrued liabilities	2,461	2,518
Current portion of long-term obligations	252	768
Current portion of deferred revenues	11,576	9,905

Total current liabilities	17,737	15,151
Long-term obligations, net of current portion	—	199
Long-term deferred revenues, net of current portion	5,017	2,015

Total liabilities	22,754	17,365

Commitments and contingencies (Notes 5 and 13)	—	—

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share: Authorized shares – 5,000; No shares issued or outstanding	—	—
Common stock, par value $0.001 per share: Authorized shares – 60,000; Issued and outstanding shares – 32,981 and 32,142	33	32
Additional paid-in capital	239,778	237,370
Accumulated other comprehensive income	93	—
Accumulated deficit	(209,759)	(211,794)

Total stockholders’ equity	30,145	25,608

Total liabilities and stockholders’ equity	$52,899	$42,973

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements Of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Common Stock Issuable		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at October 1, 2001	25,814,422	$26	$223,219	—	$—	$(200,468)	$—	$22,777
Issuance of common stock in connection with employee stock purchase plan	258,224	—	182	—	—	—	—	182
Issuance of common stock from exercise of stock options	82,946	—	73	—	—	—	—	73
Common stock issuable in connection with acquisition	—	—	—	4,160,410	8,952	—	—	8,952
Net loss	—	—	—	—	—	(12,287)	—	(12,287)

Balance at September 30, 2002	26,155,592	26	223,474	4,160,410	8,952	(212,755)	—	19,697
Issuance of common stock in connection with employee stock purchase plan	310,133	—	249	—	—	—	—	249
Issuance of common stock from exercise of stock options	980,964	1	2,842	—	—	—	—	2,843
Issuance of common stock in connection with acquisition, net of issuance costs	4,695,304	5	10,805	(4,160,410)	(8,952)	—	—	1,858
Net income	—	—	—	—	—	961	—	961

Balance at September 30, 2003	32,141,993	32	237,370	—	—	(211,794)	—	25,608
Issuance of common stock in connection with employee stock purchase plan	133,273	—	755	—	—	—	—	755
Issuance of common stock from exercise of stock options	705,425	1	1,653	—	—	—	—	1,654
Foreign currency translation adjustments	—	—	—	—	—	—	93	93
Net income	—	—	—	—	—	2,035	—	2,035

Balance at September 30, 2004	32,980,691	$33	$239,778	—	$—	$(209,759)	$93	$30,145

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements Of Cash Flows

(In thousands)

	Year Ended September 30,
	2004	2003	2002
Operating activities:
Net income (loss)	$2,035	$961	$(12,287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of intangible assets	1,140	1,140	190
In-process research and development	—	—	1,300
Depreciation	1,890	2,835	5,840
Provision for allowance for accounts receivable	781	387	(217)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,176)	937	683
Prepaid expenses, deposits, and other assets	(2,841)	(615)	945
Accounts payable	764	(721)	(265)
Accrued liabilities	575	(2,127)	(5,869)
Deferred revenues	4,663	1,899	1,359

Net cash provided by (used in) operating activities	5,831	4,696	(8,321)

Investing activities:
Purchases of property and equipment	(5,554)	(1,262)	(1,615)
Purchases of marketable securities	—	—	(3,959)
Maturities and sales of marketable securities	—	2,024	6,000
Acquisition of Captura Software, Inc., net of cash acquired	—	(550)	1,151

Net cash (used in) provided by investing activities	(5,554)	212	1,577

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	1,654	2,843	73
Proceeds from issuance of common stock from employee stock purchase plan	755	249	182
Proceeds from borrowings	289	915	722
Payments on borrowings and capital leases	(959)	(1,754)	(1,887)
Decrease (increase) in restricted cash balances	—	700	(300)

Net cash provided by (used in) financing activities	1,739	2,953	(1,210)

Effect of foreign currency exchange rates in cash and cash equivalents	112	—	—

Net increase (decrease) in cash and cash equivalents	2,128	7,861	(7,954)
Cash and cash equivalents at beginning of year	21,607	13,746	21,700

Cash and cash equivalents at end of year	$23,735	$21,607	$13,746

Supplemental disclosure of cash flow information:
Cash paid for interest	$39	$103	$185

Common stock issued in connection with acquisition, net of issuance costs	$—	$1,858	$8,952

See notes to consolidated financial statements.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements

September 30, 2004

Note 1.    Description of the Company and Summary of Significant Accounting Policies

Description of the Company

Concur Technologies, Inc. is a leading provider of business services and software solutions that automate processes involved in the management of corporate expenses. Our core purpose is to use innovation to help our customers drive down their costs associated with corporate expense management. Our solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns through comprehensive analytics. We provide our services and software through flexible subscription services and license delivery models, and market and sell our solutions worldwide through a direct sales organization as well as through indirect distribution channels.

Throughout these financial statements Concur Technologies, Inc. is referred to as “Concur”, “we”, “us”, and “our”.

Segment Information

We operate in and report on one segment (Corporate Expense Management software and services) based upon the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information.

Principles of Consolidation

The consolidated financial statements include the accounts of Concur and its wholly-owned subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include the determination of certain provisions, including allowances for accounts receivable, product warranties, estimating useful lives of property and equipment, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business combinations, deferring certain revenues and costs, estimating expected lives of customer relationships, and estimating tax valuation allowances.

Reclassifications

We have made certain reclassifications to prior period amounts to conform to the current period presentation. These reclassifications include, but are not limited to, reclassifying software maintenance revenues from consulting revenues into subscription revenues, and presentation of amounts previously reported in cost of sales under expenses as cost of operations.

Revenue Recognition Policy

We recognize revenues in accordance with accounting standards for software and service companies including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, the consensus reached in Emerging Issues Task

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, the consensus reached in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the consensus reached in EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”), Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and related interpretations, including AICPA Technical Practice Aids.

We generate our revenues from the delivery of subscription services (which include software maintenance services), consulting services, and the sale of software licenses.

Generally, we recognize revenue when:

•	evidence of an arrangement exists;

•	delivery has occurred;

•	the fees are fixed or determinable; and

•	collection is considered probable.

If collection is not considered probable, we recognize revenues when the fees are collected. If the fees are not fixed or determinable, we recognize revenues as payments become due from the customer. If non-standard acceptance periods or non-standard performance criteria are required, we recognize revenue upon the expiration of the acceptance period or satisfaction of the acceptance/performance criteria, as applicable.

In contractual arrangements that include the provision of multiple elements, we apply the accounting guidance most applicable to the specific arrangement to determine how contract consideration should be measured and allocated to the separate elements in the arrangement. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together and, therefore, are accounted for as a single contractual arrangement in determining how contract consideration should be measured and allocated to the separate elements in the arrangement. Typically, we measure and allocate the total arrangement fee among each of the elements based on their fair value or, if necessary, vendor-specific objective evidence of fair value (“VSOE”). VSOE is determined by the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price set by authorized management, if it is probable that the price, once established, will not change prior to separate market introduction.

Subscription Revenues:

Our subscription revenues are typically recognized monthly as the service is provided to the customer and consist of:

•	monthly fees paid for subscription services;

•	amortization of related set-up fees;

•	amortization of fees paid for software maintenance services under software license arrangements; and

•	the amortized portion of the related license and consulting fees in certain multiple element subscription arrangements where VSOE does not exist for an undelivered subscription element.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the longer of the contractual lives, or the expected lives of the customer relationships, which generally range from two to five years. For those subscription service offerings that have been commercially available for only a short period of time, the contractual lives are used as the best estimate of the expected lives of the customer relationships. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations.

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

Consulting Revenues:

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

License Revenues:

License revenues consist of fees earned from, and allocable to, grants of licenses to use our software products. We recognize license revenues when evidence of a license arrangement exists, we have delivered the software, the amount of the transaction is fixed or determinable, collection is probable, and VSOE exists for any undelivered elements of the arrangement. Elements included in our multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services, and subscription services.

In software license arrangements that include rights to multiple elements, we allocate the total arrangement fee among each of the elements using the residual method, under which revenues are allocated to undelivered elements based on VSOE and the residual amounts of revenue are allocated to the delivered elements. If

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

sufficient VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered. If the only undelivered element is software maintenance, the entire fee is recognized ratably as subscription revenue.

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

In arrangements where we license our software and also host the licensed software for our customer, a software element is only considered present if our customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for our customer to either operate the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of license revenues described above, we recognize license revenues when the software is delivered, and the subscription hosting revenues are recognized as the hosting service is provided. The hosting set-up fees, as well as the associated direct and incremental costs, are deferred and recognized ratably over the hosting service period. If we determine that a separate software element as described above is not present, we combine the software license fees with the subscription hosting fees and recognize them ratably over the subscription service period, as subscription revenue.

Portions of our revenues are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis, and amounts paid to our reseller partners are recognized as cost of operations. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement, and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues net of the amounts paid to our reseller partner.

Stock-Based Compensation

We issue stock options to employees and outside directors pursuant to our stock option plans and provide employees with the right to purchase stock pursuant to our employee stock purchase plan (“ESPP” and, collectively, referred to as “stock-based compensation plans”). We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under this method, no stock-based compensation expense has been reflected in our results of operations for any of the fiscal years presented, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under the ESPP were within statutory limits.

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), requires companies that

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

choose to continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for stock-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized over the related vesting periods. The estimated fair value of the purchases under the ESPP is amortized over the related purchase periods, ranging from six to twenty-four months. The following table illustrates the effect on net income (loss) and related per share amounts if we had accounted for our stock-based compensation plans under the fair value method of accounting of SFAS 123, as amended:

	Year Ended September 30,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss) as reported	$2,035	$961	$(12,287)
Add: Stock-based compensation expense, as reported	—	—	—
Deduct: Pro forma compensation expense under SFAS 123	(6,107)	(1,885)	(2,305)

Pro forma net loss	$(4,072)	$(924)	$(14,592)

Net income (loss) per share:
Basic and diluted, as reported	$0.06	$0.03	$(0.46)
Basic and diluted, pro forma	$(0.12)	$(0.03)	$(0.55)

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

We estimated the following fair values of options and rights granted under our stock-based compensation plans at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended September 30,
Employee and Director Stock Option Plans	2004	2003	2002
Expected life in years from grant date	4.0	4.4	4.4
Risk-free interest rate	2.8%	2.6%	3.9%
Volatility	0.79	0.85	0.96
Dividend yield	—	—	—
Estimated weighted-average fair value	$6.14	$2.10	$0.92

	Year Ended September 30,
Employee Stock Purchase Plan	2004	2003	2002
Expected life in years from grant date	1.3	1.5	1.0
Risk-free interest rate	1.3%	2.4%	2.7%
Volatility	0.78	1.03	1.10
Dividend yield	—	—	—
Estimated weighted-average fair value	$4.60	$0.91	$0.47

Cash and Cash Equivalents

Highly liquid financial instruments purchased with maturities of three months or less at purchase are reported as cash equivalents.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Values of Financial Instruments

Concur has the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt, and capital lease obligations. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value based on the liquidity of these financial instruments and/or based on their short-term nature. The carrying value of long-term debt and capital lease obligations at fiscal year end approximated fair value based on the market interest rates available to Concur for debt of similar risk and maturities.

Research and Development Costs

Research and development costs associated with computer software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model; thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product, with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result no significant development costs have been incurred during that period. Accordingly, Concur has not capitalized any research and development costs to date associated with computer software products to be sold, leased, or otherwise marketed.

Internal-Use Software

Concur capitalizes certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2004 and 2003, net capitalized software costs incurred internally, and designated for internal use purposes, totaled approximately $1.4 million and $150,000, respectively. These capitalized costs are being ratably amortized, using the straight-line method, over the estimated useful lives of the related applications which typically range from three to five years. The capitalized costs are included in Property and Equipment on our balance sheet.

Property and Equipment

We carry property and equipment at cost and provide for depreciation and amortization using the straight-line method for financial reporting purposes over their estimated useful lives which range from two to five years. Depreciation expense includes amounts amortized for assets recorded under capital leases. Leasehold improvements are amortized over the shorter of the lease term or expected useful life of the improvements.

Advertising and Marketing Costs

Costs of marketing materials and advertising expenditures are charged to operations when the materials are used or the advertising is first released. Advertising costs were approximately $186,000, $115,000, and $304,000, in the fiscal years ended September 30, 2004, 2003, and 2002, respectively.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which utilizes the liability method of accounting for income taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting bases of assets and liabilities. We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized.

Allowance for Accounts Receivable

We record an estimated provision for sales allowances to subscription and service revenues in the period in which the related revenues are recorded. Sales allowances are based on historical experience, including a review of our experience related to price adjustments and credits issued.

We make judgments as to our ability to collect outstanding receivables, and provide an allowance for doubtful accounts, included in general and administrative expenses. In estimating allowances for doubtful accounts, we consider specific receivables when collection is doubtful, as well as an analysis of historical bad debt experience and current economic trends.

Warranty Claims

Our software license contracts typically include an industry-standard software performance warranty provision. We account for potential warranty claims in accordance with guidance prescribed by SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Historically, we have experienced minimal warranty claims. Our standard license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

Deferred Revenues and Deferred Costs

As described above in Revenue Recognition Policy, we defer certain of our revenues received and related direct and incremental costs paid and recognize them ratably over the applicable service period. We categorize deferred revenues on our Consolidated Balance Sheet as current if we expect to recognize such revenue within the following twelve months. Deferred costs totaled $4.7 million and $1.6 million at September 2004 and 2003, respectively. These totals included amounts classified as current totaling $2.3 million and $0.9 million at September 2004 and 2003, respectively, which are included in other current assets on our Consolidated Balance Sheet.

Business Combinations and Valuation of Intangible Assets

Concur accounts for business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill. Results of operations of acquired businesses are included in the financial statements of the acquiring company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition and amounts allocated to in-process research and development are expensed in the period of acquisition. As required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we do not amortize goodwill, but instead test goodwill for impairment periodically and would record any necessary impairment in accordance with SFAS 142. Identifiable intangibles, such as the acquired customer base, are amortized over their expected economic lives in proportion to their expected future cash flows.

Impairment of Goodwill and Certain Other Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill not be amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

the occurrence of certain events, as defined by SFAS 142. We have only one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We performed our initial test for impairment as of October 1, 2002, the date of adoption of SFAS 142, and our required annual tests in March of each successive year, and determined in each case that goodwill was not impaired.

Concur accounts for the impairment of long-lived assets other than goodwill in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets, including intangible assets other than goodwill, which we consider to be impaired.

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

	Year ended September 30,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss)	$2,035	$961	$(12,287)

Weighted average shares of common stock outstanding (1)	32,595	31,265	26,571
Add: Dilutive effect of stock-based compensation plans (2)	4,220	4,175	—
Add: Dilutive effect of warrants (3)	—	—	—

Dilutive weighted average shares of common stock outstanding	36,815	35,440	26,571

Basic and diluted net income (loss) per share	$0.06	$0.03	$(0.46)

(1)	Shares related to our 2002 acquisition of Captura Software, Inc. were included in the computation of weighted average shares outstanding for fiscal 2003 and the shares issuable as of September 30, 2002 were included from the July 31, 2002 acquisition date.
(2)	For the fiscal years ended September 30, 2004, 2003 and 2002, 1.1 million, 1.0 million and 3.0 million shares attributable to outstanding stock options and rights granted under our stock-based compensation plans were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and rights were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.
(3)	For the fiscal years ended September 30, 2004, 2003 and 2002, 1.4 million, 2.5 million and 3.5 million shares attributable to outstanding warrants, described in Note 8, were excluded from the calculation of diluted earnings per share because the exercise prices of the warrants were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject Concur to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. These instruments are generally unsecured and uninsured. We maintain the majority of our cash balances with one financial institution. Accounts receivable are typically unsecured and are from revenues earned from customers across several different geographic areas, primarily located in the United States, operating in a wide variety of industries. No single customer accounted for greater than 10% of Concur’s revenues in any of the periods presented. No customer represented greater than 10% of outstanding trade accounts receivable at either September 30, 2004 or 2003. We typically do not require collateral or other security to support credit sales but provide allowances for sales and doubtful accounts based on historical experience and specific identification.

Foreign Currency Translation

Concur has subsidiaries located in the United Kingdom and Australia. The functional currency of the foreign subsidiaries is the local currency in the country in which the subsidiary is located. We translate assets and liabilities denominated in foreign currencies to U.S. dollars at the exchange rate in effect on the balance sheet date. We translate revenues and expenses at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are included in other comprehensive income. Gains and losses on foreign currency transactions are included in our consolidated statements of operations as incurred and were insignificant for all periods presented.

Recently Issued Accounting Standards

In November 2002, the EITF published its consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. In applying this consensus, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. EITF 00-21 addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. The provisions of EITF 00-21 became effective for Concur on July 1, 2003, and apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Prior to the adoption, for those arrangements that included both subscription and consulting services and no software license elements, the consulting revenue was typically deferred and recognized over the expected lives of the customer relationships. Under EITF 00-21, the consulting services are recognized as performed if they qualify as a separate unit of accounting within the arrangement. The consulting services qualify as a separate unit of accounting if they have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the subscription services, and delivery or performance of the subscription services is considered probable and substantially in the control of Concur. We have determined that, in arrangements that include both consulting and subscription services and no software license elements, the consulting services qualify as a separate unit of accounting, and accordingly, the consulting services are recognized as performed. The application of the consensus reached in EITF 00-21 did not have a material impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and was effective as of October 1, 2003. The adoption of SFAS 150 had no impact on our consolidated financial position, results of operations or cash flows.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

In July 2003, the EITF reached a consensus on EITF 03-5, applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. In August, 2003, the FASB ratified the EITF’s consensus. EITF 03-5 addresses whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. Software-related elements include software products and services such as those listed in SOP 97-2, as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality. If the software element that is more than incidental to the products or services as a whole is not essential to the functionality of any of the unrelated elements, the unrelated elements would not be considered software-related and, therefore, would be excluded from the scope of SOP 97-2. The provisions of EITF 03-5 became effective for us on October 1, 2003. The application of the consensus reached in EITF 03-5 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,
	2004	2003
Computer hardware	$11,211	$9,855
Computer software	9,528	6,073
Furniture and equipment	656	655
Leased equipment	5,766	6,008
Leasehold improvements	866	943

Property and equipment, gross	28,027	23,534

Less accumulated depreciation	(23,024)	(22,203)

Property and equipment, net	$5,003	$1,331

Note 3.    Acquisitions and Intangible Asset

We made no acquisitions in fiscal 2004 or 2003.

In fiscal 2002 we acquired Captura Software, Inc. (Captura). We accounted for this acquisition under the purchase method of accounting, in accordance with SFAS 141. Results of Captura’s operations have been included in our combined statement of operations beginning August 1, 2002. Prior to our acquisition, Captura was a privately-held corporation providing corporate expense management. Concur’s intangible assets resulting from the Captura acquisition were comprised of the acquired customer base intangible asset and goodwill.

Amortization of intangible asset represents the allocation of the acquired customer base intangible asset from the Captura acquisition. The related amortization expense reflected in our results of operations totaled $1.1 million, $1.1 million, and $0.2 million for the fiscal years ended September 30, 2004, 2003, and 2002, respectively.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

The gross and net carrying amounts of the acquired customer base intangible asset at September 30, 2004 and September 30, 2003 were as follows:

	September 30,
	2004	2003
	(in thousands)
Acquired customer base intangible asset:
Gross carrying amount	$5,700	$5,700
Accumulated amortization	(2,470)	(1,330)

Acquired customer base intangible asset, net	$3,230	$4,370

Estimated remaining amortization expense:
Fiscal 2005	$1,140
Fiscal 2006	$1,140
Fiscal 2007	$950

Note 4.    Debt Obligations

Our debt outstanding at September 30, 2004 and 2003 consisted of:

	2004	2003
	(In thousands)
Bank equipment credit facility	$107	$664
Financing of directors’ and officers’ insurance policy	98	97

Total debt	205	761

Less current portion	(205)	(654)

Long-term debt, net of current portion	$—	$107

The total amount of debt outstanding as of September 30, 2004 matures in fiscal 2005.

Our Consolidated Balance Sheets include the above amounts for total debt in the applicable captions for Current portions of long-term obligations and Long-term obligations. The current portions of long-term obligations also include deferred rent expense related to office leases of $47,000 as of September 30, 2004 and capital lease obligations of $114,000 as of September 30, 2003, respectively. Long-term obligations include deferred rent expense related to office leases of $92,000 as of September 30, 2003.

In March 2002, we entered into a loan and security agreement (“Agreement”) with a bank for a $1.0 million equipment credit facility (“Term I Advance”). The Agreement for the Term I Advance allowed for borrowings in the amount of actual equipment purchases made through December 2002. As of September 30, 2004, the outstanding indebtedness under the Term I Advance was approximately $90,000, bears interest at the bank’s prime rate (4.75% at September 30, 2004), and matures in December 2004.

In September 2002, we amended the terms of Agreement to add Captura as a borrower, and to include an additional term loan (“Term II Advance”) of $0.4 million, with the proceeds used to refinance certain indebtedness owed by Captura to another creditor. As of September 30, 2004, the outstanding indebtedness under the Term II Advance was approximately $16,000, bears interest at the bank’s prime rate, and matures in October 2004. There were no additional borrowings available under this additional term loan as of September 30, 2004.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

In September 2003, we amended the terms of the Agreement to add a revolving line of credit (“Revolver”) in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, with interest at the bank’s prime rate. Any advances under the Revolver became due and payable on September 23, 2004. In September 2004 we amended the Agreement to extend the Revolver’s availability to March 31, 2005, at which time any advances become due and payable. The other terms of the Revolver remain the same. There were no amounts borrowed under the Revolver at September 30, 2004.

We also amended the terms of the Agreement in September 2003 to add an additional equipment facility (“Term III Advance”) for advances in the amount of actual equipment purchases up to $1.0 million through September 2004, with interest at the bank’s prime rate, maturing September 2006. In September 2004 we amended the Agreement to extend the Term III Advance’s availability to March 31, 2005, with any amounts borrowed due on March 31, 2007. The other terms of the Term III Advance remain the same. There were no amounts borrowed under the Term III Advance at September 30, 2004.

All advances under the Agreement call for equal monthly principal payments plus accrued interest. We may prepay any advance without penalty or premium. The Agreement is secured by a blanket lien against all corporate assets. Concur must also maintain its principal depository and operating accounts with the bank or one of its affiliates. Additionally, under the terms of the Agreement, we are prohibited from paying any dividends or making certain other types of distributions without the bank’s approval, except for distributions or dividends payable solely in Concur’s securities. The Agreement carries certain covenants that require we maintain a minimum adjusted quick ratio and a minimum level of tangible net worth. Concur was in compliance with all applicable covenants as of September 30, 2004.

In March 2004, we entered into an arrangement to finance the premium for our current directors’ and officers’ liability insurance policy. The loan under this financing agreement bears interest at 5.4% and matures in December 2004. As of September 30, 2004, the balance under the arrangement was approximately $98,000.

Note 5.    Commitments

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2005. Total rent expense for fiscal 2004, 2003, and 2002 was $1.9 million, $1.9 million, and $2.1 million, respectively. We are required to provide a $50,000 letter of credit as security for our headquarters lease. In September 2004, we entered into a definitive lease agreement for a successor facility at a different location in Redmond, Washington. We expect to move our Redmond operations into this successor facility before June 1, 2005. This new lease provides for an eight-year term with an option to renew for an additional five years.

Future minimum payments under non-cancelable contracts are as follows (in thousands):

	Operating Leases	Third Party Hosting Services
Fiscal year ended September 30:
2005	$1,645	$1,953
2006	850	1,600
2007	933	1,400
2008	1,099	—
2009	1,133	—
2010 and thereafter	4,598	—

Total future minimum payments	$10,258	$4,953

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred rent expense relating to office leases was $47,000 and $92,000 as of September 30, 2004 and 2003, respectively. These amounts have been included in short-term or long-term obligations, as appropriate, in our Consolidated Balance Sheets.

At September 30, 2004 and 2003, restricted cash included $500,000 to secure the daily transactions processed in connection with our middle-market subscription services.

Note 6.    Income Taxes

Our recorded provision for income taxes (zero in all three years presented) differs from the amount computed by applying the statutory federal income tax rate to our net income or loss. The sources and tax effects of the differences are as follows:

	Year Ended September 30,
	2004	2003	2002
Statutory rate	34.0%	34.0%	(34.0)%
State and local taxes, net of federal income taxes	3.8	3.0	(2.0)
Amounts not deductible for tax purposes	6.2	10.2	1.0
In-process research and development	—	—	3.6
Foreign rate differentials	7.7	4.0	0.1
Tax credits	(19.5)	(51.0)	(3.9)
Expiration of state net operating losses	5.7	5.9	0.2
Change in valuation allowance	(37.9)	(6.1)	35.0

Effective tax rate	0.0%	0.0%	0.0%

Deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are also recorded for the future tax benefit of net operating losses and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at September 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$95,827	$96,205
Foreign net operating loss carryforwards	3,452	3,033
Tax credit carryforwards	6,331	5,933
Property and equipment	—	1,094
Deferred revenue	6,025	4,180
Other	379	325

Total deferred tax assets	112,014	110,770

Deferred tax liabilities:
Intangible assets	(586)	(934)
Property and equipment	(265)	—

Total deferred tax liabilities	(851)	(934)

Net deferred tax asset	111,163	109,836
Less: valuation allowance	(111,163)	(109,836)

Net deferred tax asset	$—	$—

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

We have established a valuation allowance in the full amount of the net deferred tax asset balance as sufficient uncertainty exists regarding the ability to realize such tax assets in the future. The net increases in the valuation allowance for the years ended September 30, 2004 and 2003 were $1.3 million and $1.8 million, respectively. A portion of the allowance increases relate to tax deductions from the exercise of stock options which are included in the net operating loss.

At September 30, 2004, we had federal net operating loss carryforwards in the amount of $266.8 million, which will expire in the years 2008 to 2024. At September 30, 2004, we had state net operating loss carryforwards in the amount of $109.6 million, which will expire in the years 2005 to 2024, with $14.2 million expiring in 2005 and $11.7 million in 2006. Limitations on the use of the federal and state net operating losses exist under Internal Revenue Code Section 382. Future changes of control as defined under IRC Section 382 may result in additional limitations on the use of these net operating losses. As of September 30, 2004 we had foreign net operating loss carryforwards in the amount of $11.5 million, which have no expiration date.

The tax benefit for stock option deductions in excess of financial reporting deductions is recognized as an increase in Additional Paid-In Capital on our Consolidated Balance Sheet. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the valuation allowance release attributable to stock option deductions will be recognized as an increase in Additional Paid-In Capital.

A portion of the valuation allowance has been established against deferred tax assets and liabilities recorded in our 2002 Captura acquisition. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the valuation allowance release attributable to these deferred tax assets will first reduce the goodwill and unamortized intangible assets recorded in the acquisition.

Note 7.    Stock Option Plans and Employee Stock Purchase Plan

Concur’s 1994 Stock Option Plan (the “1994 Plan”) provided for grants of incentive stock options to employees and nonqualified stock options to employees, directors, and other eligible participants. All of the shares of our common stock that remained available for issuance under the 1994 Plan when the 1998 Equity Incentive Plan (the “1998 Plan”) became effective, and any shares issued under the 1994 Plan and forfeited after the effective date of the 1998 Plan, are eligible for issuance under the 1998 Plan. We no longer grant stock options under the 1994 Plan.

In 1998, our Board adopted the 1998 Equity Incentive Plan (the “1998 Plan”), the 1998 Director Stock Option Plan (the “Director Plan”), and the 1998 Employee Stock Purchase Plan (the “ESPP”). The 1998 Plan, as amended, authorizes issuance of up to 8,490,000 shares of common stock upon the exercise of stock options or otherwise pursuant to the 1998 Plan. The Director Plan, as amended, authorizes issuance of up to 890,000 shares of common stock upon the exercise of stock options.

In 1999, our Board adopted the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provides for the granting of options to acquire up to 1,500,000 shares of common stock and imposes a limitation on the number of such options that may be granted to officers.

Our granted stock options vest at various rates as determined by our Board, typically over four years, and remain exercisable for a period not to exceed ten years.

As of September 30, 2004, the ESPP authorized the issuance of up to 1,859,964 shares of common stock, subject to automatic annual increases as stated in the ESPP. During fiscal 2004, 2003, and 2002, employees purchased 133,273, 310,133, and 258,224 shares, respectively, under the ESPP. As of September 30, 2004, there are 190,599 shares available for purchase under the ESPP. The purchase of shares of common stock by employees under the ESPP is limited under the terms of the plan to the actual number of shares available for purchase during the specific period.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

In December 2001, Concur offered a voluntary stock option exchange program to its employees. The program allowed eligible employees, at their discretion before January 4, 2002, to elect to cancel unexercised, unvested stock options with an exercise price equal to or greater than $1.30 per share that were previously granted to them under the 1994 Plan, 1998 Plan, and 1999 Plan. Any option granted within the six months preceding December 3, 2001 to an employee who elected to participate in the program was automatically cancelled, and those cancelled options with an exercise price equal to or greater than $1.30 per share became eligible for exchange under the program. Each participating employee was eligible to receive a replacement option to purchase a number of shares equal to two-thirds of the number of shares subject to eligible cancelled options, provided that the participating employee remained employed by Concur on the date the replacement options were granted. The replacement options were to be granted at least six months and one day after January 4, 2002, the date that the cancelled options were accepted for exchange. Approximately 350,000 options were cancelled under the program. The replacement grant date occurred on July 15, 2002, and we issued options to purchase approximately 230,000 shares of common stock, each with an exercise price of $1.87 per share, the closing price of our common stock as reported on the NASDAQ Stock Market on that date. No stock compensation charges resulted from the implementation of the program.

A summary of our stock option activity under the 1994 Plan, the 1998 Plan, the 1999 Plan, and the Director Plan is as follows:

For the Year Ended:	September 30, 2004		September 30, 2003		September 30, 2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	6,655,624	$4.27	6,701,440	$4.42	6,003,000	$7.09
Granted	1,296,496	10.55	1,984,274	3.28	1,832,885	1.32
Exercised	(705,425)	2.34	(980,964)	2.90	(82,946)	0.88
Canceled	(275,104)	7.57	(1,049,126)	4.53	(1,051,499)	14.55

Balance at end of year	6,971,591	5.50	6,655,624	4.27	6,701,440	4.42

Exercisable at end of year	4,364,329	4.95	3,585,013	5.68	3,465,713	6.18

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at September 30, 2004 for selected exercise price ranges is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.13 – 0.38	535,611	2.6 years	$0.30	531,892	$0.30
0.69 – 0.85	855,462	7.1	0.85	583,746	0.85
0.91 – 1.63	776,904	6.4	1.23	694,301	1.22
1.69 – 1.78	1,105,716	8.0	1.78	517,697	1.78
1.80 – 4.00	474,125	7.4	2.49	289,882	2.67
4.01 – 5.00	896,243	6.0	4.91	839,393	4.97
5.10 – 10.28	835,576	8.7	9.08	160,888	7.76
10.30 – 12.07	697,054	9.4	11.12	46,980	11.23
12.15 – 23.25	709,400	5.1	15.71	614,050	16.27
23.69 – 34.00	85,500	4.5	29.04	85,500	29.04

	6,971,591	6.9	5.50	4,364,329	4.95

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 8.    Stockholders’ Equity

Shares Reserved

Concur has reserved shares of common stock for future issuance as follows:

September 30, 2004
Outstanding stock options	6,971,591
Stock options available for grant:
1999 Plan	550,130
1998 Plan	2,823,548
Director Plan	439,417
Employee Stock Purchase Plan	190,599
Warrants to purchase common stock	1,400,000

Total shares reserved	12,375,285

Private Placement to SAFECO and Nortel

In 2000, we entered into an agreement with SAFECO Corporation and Nortel Networks, Inc. for the purchase of 1,073,929 and 429,573 shares, respectively, of Concur’s common stock at a purchase price of $23.28 per share, which was the closing price of our common stock on that date. We also entered into strategic marketing and distribution agreements with SAFECO Life Insurance Company (“SAFECO”) and Nortel Networks Corporation (“Nortel”) under which SAFECO and Nortel agreed to resell certain of our products through their respective distribution networks and agreed to undertake joint marketing activities with Concur to promote certain of its products. Revenues generated from the joint marketing activities, if any, would be shared between Concur and the respective reseller. Through September 30, 2004, we have not recognized any revenue under these arrangements.

Under the terms of these agreements, we granted SAFECO and Nortel warrants to purchase up to 3,750,000 and 1,500,000 shares of our common stock, respectively, for a total of 5,250,000. The warrants become exercisable only if the warrant holder achieves certain annual milestones relating to revenue, derived in connection with the arrangements described above, through August 2005. The exercise price will be the greater of $30.26 or 50% of the fair value of the common stock price on prescribed dates. In the event these milestones are achieved or the achievement becomes probable, we may be required to record a non-cash charge throughout the remaining related service period to the extent that the fair value of our common stock exceeds the exercise price of the warrants at that time. We have not recorded any expense associated with these agreements to date and it is uncertain whether these milestones will be achieved in the future. As of September 30, 2004, 3,850,000 warrants under these agreements have expired. The remaining 1,400,000 outstanding warrants expire on August 15, 2005.

Stock Repurchase Program

In January 2003, our Board of Directors authorized a stock repurchase program under which we may purchase up to one million shares of our outstanding stock over a two-year period. Stock purchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any purchases would be made at the then-current market prices, and repurchased shares would be retired. No purchases have been made under this program as of September 30, 2004.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 9.    Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Components of comprehensive income (loss) were as follows:

	Year Ended September 30,
	2004	2003	2002
	(in thousands)
Net income (loss)	$2,035	$961	$(12,287)
Other comprehensive income:
Foreign currency translation adjustments	93	—	—

Total comprehensive income (loss)	$2,128	$961	$(12,287)

Note 10.    International Revenues

We license and market our products primarily in the United States and operate in a single industry segment. No single customer accounted for more than 10% of our total revenues in fiscal 2004, 2003 or 2002. Information regarding revenues by geographic region for the past three fiscal years is as follows (in thousands):

	2004	Percentage	2003	Percentage	2002
Country:
United States	$48,398	85.6%	$49,105	86.6%	$38,512
Europe	4,820	8.5%	4,714	8.3%	4,393
Other	3,332	5.9%	2,918	5.1%	2,192

Total revenues	$56,550	100.0%	$56,737	100.0%	$45,097

Note 11.    Related-Party Transactions

In November 1998, Concur entered into a strategic alliance agreement with ADP, Inc., a subsidiary of Automatic Data Processing, Inc. (“ADP”), under which ADP agreed to refer potential customers for Corporate Expense Management software products and services exclusively to the Company until December 2001. Concur and ADP also agreed to jointly market our Corporate Expense Management products and services to ADP customers. In May 2000, Concur and ADP entered into a second agreement under which ADP will market certain co-branded versions of our ASP products on a commission basis. In July 2002, the agreement was amended such that ADP is assuming the majority of the business risks associated with all new ADP sales. As a result subscription revenues from new customer contracts after May 2002 are being recorded on a net basis. Contracts sold prior to this amendment are accounted for on a gross basis. This change did not have a material effect on our results of operations. An officer of ADP held a seat on our Board of Directors from March 1999 to December 2002. Total costs under these agreements prior to the board member’s departure were $0.4 million and $1.1 million for fiscal 2003 and 2002, respectively.

In December 2000, Concur recorded $1.3 million in license revenue from an agreement to license Concur Expense to a customer that employed a person who served as a member of Concur’s Board of Directors between January 2001 and May 2003. Total revenues from this customer prior to the board member’s departure were $0.8 million and $1.4 million in fiscal 2003 and 2002, respectively.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 12.    Royalty Agreements

Concur has entered into various agreements that allow us to incorporate licensed technology into our products or that allow the right to sell separately the licensed technology. We incur royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as licensed products are sold and are included in cost of operations expenses. These amounts totaled approximately $391,000, $526,000, and $414,000 for the years ended September 30, 2004, 2003, and 2002, respectively.

Note 13.    Contingencies

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

Product Warranty and Indemnification Obligations

We provide services and software solutions to our customers under sales contracts, which usually include a limited warranty regarding product and service performance and a limited indemnification of customers against losses, expenses, and liabilities from damages that may be awarded against them if our services or software are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The contracts generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and geography-based scope limitations and a right for us to replace an infringing product. We also enter into similar limited indemnification terms in agreements with certain strategic business partners and vendors. We account for potential warranty claims in accordance with the guidance in SFAS 5, and base our estimates on historical experience and current expectations. To date, we have experienced minimal warranty claims and have not had to reimburse any customers for any losses related to the limited indemnification described above.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 14.    Retirement 401(k) Plan

Concur’s 401(k) Profit Sharing and Trust Plan (the “Plan”) is a defined contribution plan that is available to substantially all employees. Participating employees may contribute up to 80% of their pretax gross earnings, subject to statutory limits. Concur reserves the right to amend the Plan at any time. There are no matching contributions by Concur, and no profit sharing contributions have been made in any of the periods presented.

Note 15.    Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly financial results for each of the two fiscal years in the period ended September 30, 2004 are as follow (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Fiscal 2004
Revenue	$13,393	$13,240	$14,457	$15,460	$56,550
Income from operations	517	117	596	519	1,749
Net income	598	205	654	578	2,035
Net income per share (basic and diluted)	0.02	0.01	0.02	0.02	0.06

Fiscal 2003
Revenue	$14,596	$13,810	$14,174	$14,157	$56,737
Income (loss) from operations	(22)	(475)	322	943	768
Net income (loss)	(13)	(429)	399	1,004	961
Net income (loss) per share (basic and diluted)	(0.00)	(0.01)	0.01	0.03	0.03

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

Changes In Internal Control Over Financial Reporting.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitation On Effectiveness Of Controls.

It should be noted that any system of controls, including disclosure controls and procedures and internal controls over financial reporting, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of the fiscal year ended September 30, 2004. The information required by this item is incorporated herein by reference to the Proxy Statement.

We have adopted a written Code of Business Conduct and Ethics that applies to all Concur employees. The Code of Business Conduct and Ethics is available on our corporate website at www.concur.com.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this report:

1.	Financial Statements
	Consolidated Financial Statements of Concur Technologies, Inc.
	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	36
	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	37
	Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002	38
	Consolidated Balance Sheets as of September 30, 2004 and 2003	39
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2004, 2003, and 2002	40
	Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003, and 2002	41
	Notes to Consolidated Financial Statements	42

2.	Schedule

The following financial statement schedule for the years ended September 30, 2004, 2003, and 2002 should be read in conjunction with the consolidated financial statements of Concur Technologies, Inc. filed as part of this Annual Report on Form 10-K:

	Schedule II— Valuation and Qualifying Accounts	67

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on April 17, 2001.	8-K	000-25137	04/23/01	4.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999.	8-K	000-25137	06/15/99	2.1

4.03	Amendment to Third Amended and Restated Information and Registration Rights Agreement dated March 23, 2000.	10-K	000-25137	12/29/00	4.03

4.04	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents.*	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.03	Registrant’s 1998 Employee Stock Purchase Plan and related documents.*	S-1	333-62299	08/26/98	10.03

10.04	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

10.07	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. *	S-1	333-62299	08/26/98	10.06

10.08	Facility Lease, dated October 31, 1997, between Registrant and CarrAmerica Realty Corporation, as amended on April 10, 1998.	S-1	333-62299	08/26/98	10.14

10.09	Third Amendment to Lease, dated February 11, 1999, between Registrant and CarrAmerica Realty Corporation.	S-1	333-74685	03/19/99	10.27

10.10	Sublease, dated February 1, 1999, between Registrant and Emerging Technology Solutions, Inc. (ETSI).	S-1	333-74685	03/19/99	10.28

10.11	Facility Sublease Agreement, dated September 23, 1999, between Registrant and Cardiac Pacemakers, Inc.	10-K	000-25137	12/29/99	10.35

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.12	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	—	—	—	—	X

10.13	Stock Purchase Agreement, dated February 22, 2000, among the Company, SAFECO Corporation and Nortel Networks, Inc.	10-K	000-25137	12/29/00	10.31

10.14	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.*	10-K	000-25137	12/21/01	10.20

10.15	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.	—	—	—	—	X

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

23.02	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.

December 14, 2004	By:	/s/ S. STEVEN SINGH
S. Steven Singh President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ S. STEVEN SINGH S. Steven Singh	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 14, 2004

/s/ JOHN F. ADAIR John F. Adair	Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2004

/s/ MICHAEL W. HILTON Michael W. Hilton	Director	December 14, 2004

/s/ NORMAN A. FOGELSONG Norman A. Fogelsong	Director	December 14, 2004

/s/ MICHAEL J. LEVINTHAL Michael J. Levinthal	Director	December 14, 2004

/s/ ROBERT FINZI Robert Finzi	Director	December 14, 2004

/s/ WILLIAM W. CANFIELD William W. Canfield	Director	December 14, 2004

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

CONCUR TECHNOLOGIES, INC.

September 30, 2004

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deduction(2)	Balance at End of Period
Year ended September 30, 2004:
Deducted from asset accounts:
Allowances for sales and doubtful accounts	$499	$—	$781	$(590)	$690
Year ended September 30, 2003:
Deducted from asset accounts:
Allowances for sales and doubtful accounts	1,020	(145)	532	(908)	499
Year ended September 30, 2002:
Deducted from asset accounts:
Allowances for sales and doubtful accounts	1,769	(255)	38	(532)	1,020

(1)	Amounts charged against revenues for estimated sales returns.
(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on April 17, 2001.	8-K	000-25137	04/23/01	4.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999.	8-K	000-25137	06/15/99	2.1

4.03	Amendment to Third Amended and Restated Information and Registration Rights Agreement dated March 23, 2000.	10-K	000-25137	12/29/00	4.03

4.04	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents.*	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.03	Registrant’s 1998 Employee Stock Purchase Plan and related documents.*	S-1	333-62299	08/26/98	10.03

10.04	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

10.07	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. *	S-1	333-62299	08/26/98	10.06

10.08	Facility Lease, dated October 31, 1997, between Registrant and CarrAmerica Realty Corporation, as amended on April 10, 1998.	S-1	333-62299	08/26/98	10.14

10.09	Third Amendment to Lease, dated February 11, 1999, between Registrant and CarrAmerica Realty Corporation.	S-1	333-74685	03/19/99	10.27

10.10	Sublease, dated February 1, 1999, between Registrant and Emerging Technology Solutions, Inc. (ETSI).	S-1	333-74685	03/19/99	10.28

10.11	Facility Sublease Agreement, dated September 23, 1999, between Registrant and Cardiac Pacemakers, Inc.	10-K	000-25137	12/29/99	10.35

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.12	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	—	—	—	—	X

10.13	Stock Purchase Agreement, dated February 22, 2000, among the Company, SAFECO Corporation and Nortel Networks, Inc.	10-K	000-25137	12/29/00	10.31

10.14	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.*	10-K	000-25137	12/21/01	10.20

10.15	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.	—	—	—	—	X

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

23.02	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.