Form 10-Q
period 2004-12-31
CONCUR TECHNOLOGIES INC
filed 2005-02-09
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2005 was 33,315,255

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

December 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2004	2003
Revenues:
Subscription	$12,061	$9,210
Consulting	3,186	3,007
Other	1,034	1,176

Total revenues	16,281	13,393

Expenses:
Cost of operations	6,690	5,428
Sales and marketing	4,162	3,237
Research and development	2,349	2,205
General and administrative	2,375	1,721
Amortization of intangible asset	285	285

Total expenses	15,861	12,876

Income from operations	420	517

Interest income	98	48
Interest expense	(3)	(9)
Other income (loss), net	(6)	42

Net income	$509	$598

Net income per share
Basic	$0.02	$0.02

Diluted	$0.01	$0.02

Shares used in calculation of net income per share:
Basic	33,126	32,232

Diluted	36,890	36,656

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

(Unaudited)

	December 31, 2004	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$24,395	$23,735
Accounts receivable, net of allowances of $421 and $690	10,027	10,277
Prepaid expenses	1,031	1,127
Other current assets	2,603	2,325

Total current assets	38,056	37,464

Property and equipment, net	6,061	5,003
Restricted cash	550	550
Acquired customer base intangible asset, net of amortization	2,945	3,230
Goodwill	3,704	3,704
Deposits and other assets	3,860	2,948

Total assets	$55,176	$52,899

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,293	$1,784
Accrued compensation	1,610	1,664
Other accrued liabilities	2,132	2,461
Current portion of long-term obligations	29	252
Current portion of deferred revenues	12,408	11,576

Total current liabilities	17,472	17,737
Long-term deferred revenues, net of current portion	5,944	5,017

Total liabilities	23,416	22,754

Contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share: Authorized shares – 5,000; No shares issued or outstanding	—	—
Common stock, par value $0.001 per share: Authorized shares – 60,000; Issued and outstanding shares – 33,265 and 32,981	33	33
Additional paid-in capital	240,732	239,778
Accumulated other comprehensive income	245	93
Accumulated deficit	(209,250)	(209,759)

Total stockholders’ equity	31,760	30,145

Total liabilities and stockholders’ equity	$55,176	$52,899

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2004	2003
Operating activities:
Net income	$509	$598
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible asset	285	285
Depreciation	586	406
Provision for allowance for accounts receivable	(35)	204
Changes in operating assets and liabilities:
Accounts receivable	306	1,292
Prepaid expenses, deposits, and other assets	(1,079)	50
Accounts payable	(518)	17
Accrued liabilities	(429)	(465)
Deferred revenues	1,750	(525)

Net cash provided by operating activities	1,375	1,862

Investing activities:
Purchases of property and equipment	(1,638)	(803)

Net cash used in investing activities	(1,638)	(803)

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	175	464
Proceeds from issuance of common stock from employee stock purchase plan	779	—
Payments on borrowings	(205)	(342)

Net cash provided by financing activities	749	122

Effect of foreign currency exchange rates on cash and cash equivalents	174	107

Net increase in cash and cash equivalents	660	1,288

Cash and cash equivalents at beginning of period	23,735	21,607

Cash and cash equivalents at end of period	$24,395	$22,895

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$23

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

Unaudited Interim Financial Information

The financial information as of December 31, 2004, and for the three months ended December 31, 2004 and 2003 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The balance sheet information at September 30, 2004 has been derived from our audited financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended December 31, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended September 30, 2004 included in Concur’s 2004 Annual Report on Form 10-K.

Segment Information

We operate in and report on one segment (Corporate Expense Management services and software) based upon the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We generate our revenues from the delivery of subscription services (which include software maintenance services), consulting services, and to a lesser degree the sale of software licenses.

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

Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the longer of the contractual lives, which generally range from two to five years, or the expected lives of the customer relationships. For those subscription service offerings that have been commercially available for only a short period of time, the contractual lives are used as the best estimate of the expected lives of the customer relationships. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Other Revenues:

Other revenues consist of fees earned from, and allocable to, grants of licenses to use our software products. We recognize license revenues when evidence of a license arrangement exists, we have delivered the software, the amount of the transaction is fixed or determinable, collection is probable, and VSOE exists for any undelivered elements of the arrangement. Elements included in our multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services, and subscription services.

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

In software license arrangements where we also provide consulting services, license revenues are recognized upon delivery of the software, provided that the criteria for recognition of software license revenues described above are met, payment of the license fees is not dependent upon the performance of the consulting services, and the consulting services are not essential to the functionality of the software. If we determine that the consulting services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the consulting services, then both the license and consulting fees are recognized on a percentage-of-completion basis. We typically do not consider the consulting services we provide in such arrangements to be essential to the functionality of the software and, therefore, license revenues are typically recognized upon delivery of the software and consulting revenues are recognized as the services are performed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Stock-Based Compensation

We issue stock options to employees and outside directors pursuant to our stock option plans and provide employees with the right to purchase stock pursuant to our employee stock purchase plan (“ESPP”). We account for our stock option plans and ESPP (collectively, our “stock-based compensation plans”) using the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under this method, no stock-based compensation expense has been reflected in our results of operations for any of the periods presented, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under the ESPP were within statutory limits. See Recently Issued Accounting Standards below for a discussion of the recently released standard on accounting for stock-based compensation.

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), requires companies that choose to continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for stock-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized over the related vesting periods. The estimated fair value of purchases under the ESPP is amortized over the related purchase periods, ranging from six to twenty-four months. The following table illustrates the effect on net income and related per share amounts if we had accounted for our stock-based compensation plans under the fair value method of accounting prescribed by SFAS 123, as amended:

	Three Months Ended December 31,
(in thousands, except per share data)	2004	2003
Net income, as reported	$509	$598
Add: Stock-based compensation expense, as reported	—	—
Deduct: Pro forma compensation expense under SFAS 123	(1,502)	(848)

Pro forma net loss	$(993)	$(250)

Net income (loss) per share:
Basic as reported	$0.02	$0.02

Diluted, as reported	$0.01	$0.02

Basic, pro forma	$(0.03)	$(0.01)

Diluted, pro forma	$(0.03)	$(0.01)

We estimate the fair value of our options and ESPP purchase rights using the Black-Scholes option valuation model, which is one of several methods that can be used to estimate option values. The Black-Scholes model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. Because our employee stock options and purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions, such as stock price volatility, can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options and purchase rights.

We estimated the following fair values of options and rights granted under our stock-based compensation plans at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended December 31,
Employee and Director Stock Option Plans	2004	2003
Expected life in years from grant date	4.5	4.5
Risk-free interest rate	3.4%	2.6%
Volatility	0.74	0.79
Dividend yield	—	—

Estimated weighted-average fair value	$6.22	$6.00

	Three Months Ended December 31,
ESPP	2004	2003
Expected life in years from grant date	1.4	1.4
Risk-free interest rate	1.9%	1.6%
Volatility	0.74	0.85
Dividend yield	—	—

Estimated weighted-average fair value	$4.91	$3.35

Net Income Per Share

We calculate basic net income per share by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect from stock-based compensation plans and warrants during the period, under the treasury stock method. The computation of basic and diluted net income per share is as follows:

	Three Months Ended December 31,
(in thousands, except per share data)	2004	2003
Net income	$509	$598

Weighted-average shares of common stock outstanding	33,126	32,232
Add: Dilutive effect of stock-based compensation plans (1)	3,764	4,424

Dilutive weighted-average shares of common stock outstanding	36,890	36,656

Net income per share:

Basic	$0.02	$0.02

Diluted	$0.01	$0.02

(1)	For the three months ended December 31, 2004 and 2003, 1.9 million and 0.9 million shares attributable to outstanding stock options and rights granted under our stock-based compensation plans were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and rights were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.
(2)	For the three months ended December 31, 2004 and 2003, 1.4 million and 2.5 million shares attributable to outstanding warrants were excluded from the calculation of diluted earnings per share because the exercise prices of the warrants were greater than or equal to the average price of the common shares, and therefore, their inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Accounting for Share-Based Payments (“FAS123(R)”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements beginning with our fourth quarter of fiscal 2005. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, Share-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Adoption of the expensing requirements will reduce our reported income; however, we are currently studying the specific impact of adoption, which includes our decision of whether to adopt the requirements on a prospective or retrospective basis.

NOTE 2. INTANGIBLE ASSET

Amortization of intangible asset represents the allocation of the acquired customer base intangible asset from our July 2002 acquisition of Captura Software, Inc. The gross and net carrying amounts of the acquired customer base intangible asset at December 31, 2004 and September 30, 2004 were as follows:

(in thousands)	December 31, 2004	September 30, 2004
Acquired customer base intangible asset:
Gross carrying amount	$5,700	$5,700
Accumulated amortization	(2,755)	(2,470)

Acquired customer base intangible asset, net	$2,945	$3,230

The related amortization expense reflected in our results of operations totaled $285,000 for the three months ended December 31, 2004 and 2003, respectively.

Estimated amortization expense for the remaining nine months of fiscal 2005 and annually for the remaining estimated useful life is as follows:

Estimated remaining amortization expense (in thousands):
Fiscal 2005	$855
Fiscal 2006	1,140
Fiscal 2007	950

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

NOTE 4. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The item of comprehensive income that we currently report is foreign currency translation adjustments as follows:

(in thousands)	Three Months Ended December 31,
	2004	2003
Net income	$509	$598

Other comprehensive income:
Foreign currency translation adjustments	152	101

Total comprehensive income	$661	$699

NOTE 5. INTERNATIONAL REVENUES

We market our services and products primarily in the United States, Europe and Australia and we operate in a single industry segment. No single customer accounted for more than 10% of our total revenues in the three months ended December 31, 2004 or 2003, respectively. Information regarding revenues by geographic region for the three months ended December 31, 2004 or 2003, respectively is as follows (in thousands):

	2004	%	2003	%
Country:
United States	$13,464	82.7%	$11,745	87.7%
Europe	2,059	12.6%	1,303	9.7%
Other	757	4.7%	345	2.6%

Total revenues	$16,281	100.0%	$13,393	100.0%

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

Our flagship products are our Concur Expense™ services and software for automating the travel and entertainment expense management process. We also offer value-added services and software that are integrated with our core services and software, as well as consulting, customer support and training for our customers.

We offer our solutions under flexible delivery models that range from highly-configurable to standardized. We sell our solutions primarily as subscription services, and, to a lesser extent, through our on-premises license agreements. We market and sell our solutions worldwide through a direct sales organization and indirect distribution channels.

We generate our revenues from the delivery of subscription services, consulting services, and the sale of software licenses. Subscription revenues grew from 45% of total revenues in fiscal 2002, to 59% in fiscal 2003 and 71% in fiscal 2004. This growth reflects our strategic shift to emphasize sales of subscription services rather than license software. Generally, our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer. We believe that our strategic shift to the subscription services model provides more stable and predictable revenues and operating results compared to prior years when our license revenues were more significant than our subscription services revenues. From the time we began selling expense management software in 1996 we offered our products under a traditional software license model. In 1999, we began offering Concur Expense as a subscription service and, since that time, we have increasingly focused our business on providing our solutions under a subscription delivery model. We continue to sell licensed software and support license customers as part of our standard offerings.

Our strategic focus in fiscal 2005 is to grow our core subscription business and related market share of our offerings and to reduce our cost of deploying and operating our services. We expect our subscription revenues to increase in fiscal 2005 compared to fiscal 2004, on both an absolute basis and as a percentage of total revenues, due to anticipated demand for our subscription services and lower sales of license software. We expect our sales and marketing expenses to increase in fiscal 2005 compared to fiscal 2004, primarily reflecting our decision to increase sales headcount to support expected demand and create additional awareness in our target market.

We operate in and report on one segment: corporate expense management services and software.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

Selected Financial Data

In the following table, we show financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated. The operating results for the periods shown are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended December 31,
	2004	2003
Revenues:
Subscription	74.1%	68.8%
Consulting	19.6	22.4
Other	6.3	8.8

Total revenues	100.0	100.0

Expenses:
Cost of operations	41.1	40.5
Sales and marketing	25.6	24.2
Research and development	14.4	16.5
General and administrative	14.6	12.8
Amortization of intangible asset	1.8	2.1

Total expenses	97.4	96.1

Income from operations	2.6	3.9

Interest income	0.5	0.4
Interest expense	(0.0)	(0.1)
Other income (loss), net	(0.0)	0.3

Net income	3.1%	4.5%

Results of Operations

Revenues

	Three Months Ended December 31,
(dollars in thousands)	2004	2003	Change
Subscription	$12,061	$9,210	31.0%
Consulting	3,186	3,007	5.9%
Other	1,034	1,176	(12.1)%

Total revenues	$16,281	$13,393	21.6%

Subscription Revenues. Subscription revenues consist of monthly fees paid for subscription services, the amortization of set-up fees paid to us in connection with those services, the amortization of fees paid for software maintenance services under software license arrangements, and in some multiple element subscription arrangements, where there is no vendor specific objective evidence of fair value for an undelivered subscription element, the amortized portion of the related license and consulting fees. Subscription revenues are affected by pricing, number of new customers, customer contract durations, and our customer retention rate.

Subscription revenues increased 31.0% for the three months ended December 31, 2004, compared to the same period in fiscal 2004. Revenues from our subscription services (total subscription revenues less revenue from the amortization of fees paid for software maintenance services under software license arrangements) contributed approximately 95% of the absolute dollar increase in subscription revenues for the three months ended December 31, 2004, compared to the same period in fiscal 2004. Continued expansion of our customer base for outsourced subscription services was the main reason for the increase. The larger customer base reflects a trend of increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion relates primarily to the market’s continued and growing acceptance of outsourced services, driven in part by limited information technology capital budgets. We believe these economic trends make traditional self-hosted software license arrangements, with their substantial up-front costs, less attractive than subscription services.

We expect subscription revenues to continue to grow during the remainder of fiscal 2005 as a result of the growing demand for our subscription service offerings.

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

The 5.9% increase in consulting revenues for the three months ended December 31, 2004, compared to the same period in fiscal 2004, was due to increased consulting services performed for new and existing customers. This increase was offset in part by the deferral of revenues totaling approximately $0.3 million relating to consulting services performed under contracts through certain strategic resellers, which are required to be recognized ratably over the remaining life of the contracts.

We anticipate that consulting revenues for the remainder of fiscal 2005 will fluctuate on a quarterly basis but be higher for the fiscal year compared to fiscal 2004, based the demand for our services and the timing of upgrades and enhancements to our solutions.

Other Revenues. Other revenues consist of fees earned from sales of our software licenses.

The 12.1% decrease in other revenues for the three months ended December 31, 2004, compared to the same period in fiscal 2004, primarily reflects the market’s continued shift in focus to our subscription services business away from license sales. In addition, in the three months ended December 31, 2004, we eliminated our $0.2 million sales return reserve for potential license claims as the volume of license sales continues to decline and we believe the likelihood of such claims is minimal.

We expect the absolute dollar value of other revenues to decrease in fiscal 2005, compared to fiscal 2004, reflecting overall market trends toward subscription services over licensed software.

International Revenues. Revenues from customers outside the United States were $2.8 million (17.3% of total revenues) and $1.6 million (12.3%) in the three months ended December 31, 2004 and 2003, respectively. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

	Three Months Ended December 31,
(dollars in thousands)	2004	2003	Change
Cost of operations	$6,690	$5,428	23.2%
Sales and marketing	4,162	3,237	28.6%
Research and development	2,349	2,205	6.5%
General and administrative	2,375	1,721	38.0%
Amortization of intangible assets	285	285	0.0%

Total expenses	$15,861	$12,876	23.2%

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

Cost of operations expenses represented 41.1% of total revenues in the three months ended December 31, 2004 compared with 40.5% for the same period in fiscal 2004. Total salaries and related expenses and allocated overhead costs increased 26.9% for the three months ended December 31, 2004 compared to the same period in fiscal 2004 due primarily to increased headcount. Co-location and related telecommunications costs decreased 16.5% for the three months ended December 31, 2004 compared with the same period in fiscal 2003. This decrease was due primarily to an improvement in the negotiated cost of such services. Fees paid to third parties for referrals, resale arrangements, and royalties increased 13.4% for the three months ended December 31, 2004 compared with the same period in fiscal 2004. This increase was due primarily to an increase in reseller partner fees for subscription-based sales.

Through the end of fiscal 2005, we expect cost of operations expenses to trend down as a percentage of total revenues as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars as we continue to deploy and support additional new customers.

Sales and Marketing. Sales and marketing expenses consist of salaries and related expenses (including sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel, and, to a lesser extent, miscellaneous sales and marketing costs, such as advertising, trade shows, and other promotional activities.

Sales and marketing expenses were 25.6% of total revenues for the three months ended December 31, 2004 compared with 24.2% for the same period in fiscal 2004. Total sales and marketing expense increased 28.6% for the three months ended December 31, 2004 compared with the same period in fiscal 2004. This increase was mainly due to a 28.1% increase in salaries and related expenses and allocated overhead costs, driven primarily by headcount increases, as well as an increase of 36.1% in costs for advertising, trade shows and other promotional activities.

We expect total sales and marketing expenses in fiscal 2005 to increase significantly in absolute dollars compared to fiscal 2004 primarily as a result of our expected 50% increase in sales headcount during the first half of fiscal 2005. A key part of our strategic focus in fiscal 2005 is to expand our sales and marketing efforts to grow our subscription services business and to create additional awareness in our target market.

Research and Development. Research and development expenses consist of salaries and related expenses, and allocated overhead costs associated with employees and contractors engaged in software engineering, program management, and quality assurance.

Research and development expenses were 14.4% of total revenues for the three months ended December 31, 2004 compared to 16.5% for the same period in fiscal 2004. Research and development expenses recognized increased 6.5% for the three months ended December 31, 2004, compared to the same period in fiscal 2004. Excluding the increase in the amount of research and development expenses capitalized of $0.5 million, research and development costs increased by $0.7 million for the three months ended December 31, 2004, compared to the same period in fiscal 2004. This increase was nearly all due to increased salaries and related expenses. The amount capitalized during the period was primarily the result of our shift from developing licensed software for resale to developing software for internal use to support our subscription services offerings. Such development of internal-use software requires the capitalization of related costs, as provided for under generally accepted accounting principles.

We anticipate that total research and development expenses in fiscal 2005 will increase moderately compared to fiscal 2004 as we continue to focus on product innovation and enhancement.

General and Administrative. General and administrative expenses consist of salaries and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal, information technology, facilities, and, to a lesser extent, miscellaneous costs, such as professional fees and public company costs.

General and administrative expenses were 14.6% of total revenues for the three months ended December 31, 2004 compared to 12.8% for the same period in fiscal 2004. General and administrative expenses increased 38.0% for the three months ended December 31, 2004, compared to the same period in fiscal 2004. Excluding the impact of a $0.3 million charge in the first quarter of fiscal 2005 for previously capitalized costs related to an acquisition that we had been evaluating but chose not to pursue during the quarter, general and administrative expenses increased 21.4% over the same period in fiscal 2004. This increase was primarily due to a 33.8% increase in headcount and related expenses and allocated overhead costs, driven primarily by headcount increases related to the growth of our business, and a 28.4% decrease in miscellaneous costs due in part to a reduction in the reserve for bad debt of $0.1 million as a result of improved collections experience.

We expect the absolute dollar amount of general and administrative expenses to increase in fiscal 2005 compared to fiscal 2004 due to increases in personnel costs related to the growth of our business, as well as increased public company compliance costs, including our continued Sarbanes-Oxley compliance efforts.

Amortization of Intangible Asset. Amortization of intangible asset represents the allocation of the acquired customer base intangible asset from our July 2002 acquisition of Captura. This intangible asset is being ratably amortized as a non-cash charge to operations over five years, consistent with the timing and level of the expected cash flows from the underlying acquired customer contracts.

Interest Income and Interest Expense

	Three Months Ended December 31,
(dollars in thousands)	2004	2003	Change
Interest income	$98	$48	104.2%
Interest expense	3	9	(66.7)%

Interest Income and Interest Expense. The increase in interest income in the three months ended December 31, 2004 compared to the same period in fiscal 2004 reflects higher short term interest rates and higher levels of interest-earning cash and cash equivalent investments. The decrease in interest expense in the three months ended December 31, 2004 compared to the same period in the fiscal 2004 was due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes. No provision for federal or state income taxes has been recorded as we have accumulated significant net losses since inception, resulting in deferred tax assets. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets.

Financial Condition

Our total assets were $55.2 million at December 31, 2004 and $52.9 million at September 30, 2004, representing an increase of $2.3 million or 4.3%. This increase consisted primarily of increases in our cash and cash equivalents and property and equipment at December 31, 2004. Our cash and cash equivalents totaled $24.4 million at December 31, 2004 and $23.7 million as of September 30, 2004, representing an increase of $0.7 million, or 2.8%. Our cash flow activity is described in more detail in the Liquidity and Capital Resources section below. Net property and equipment increased to $6.1 million at December 31, 2004 from $5.0 million at September 30, 2004, primarily due to additional purchases of computer equipment and software and investment in software used internally, both in connection with our subscription services offerings.

Accounts receivable balances, net of allowances of $0.4 million and $0.7 million, were $10.0 million and $10.3 million as of December 31, 2004 and September 30, 2004, respectively, representing a decrease of $0.3 million or 2.4%. The reduction in the allowance for the period of $0.3 million was the result of improved collections experience.

Our total current liabilities were $17.5 million and $17.7 million at December 31, 2004 and September 30, 2004, respectively, representing a decrease of $0.3 million, or 1.5%. This decrease was mainly due to the reduction of accounts payable, accrued liabilities and the current portion of long term obligations, all totaling $1.1 million offset by an increase of $0.8 million in the current portion of deferred revenues. Including the $1.0 million increase in long term deferred revenues, total deferred revenues increased by $1.8 million to $18.4 million at December 31, 2004 from $16.6 million at September 30, 2004. This increase resulted from the growth in our customer base for our subscription services offerings over the period.

Our common stock and additional paid in capital totaled $240.8 million at December 31, 2004 and $239.8 million at September 30, 2004, respectively, an increase of $1.0 million, or 0.4%. The increase reflected proceeds received from the exercise of stock options under our stock based compensation plans and purchases of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of December 31, 2004 consisted principally of cash and cash equivalents totaling $24.4 million. We have a revolving credit line and equipment purchase facility available, which is discussed in more detail below.

Our operating cash inflows consist of cash received from our subscription and license customers. Our operating cash outflows consist of cash payments to employees and vendors directly related to subscription and license customers, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, and research and development costs. Operating activities provided $1.4 million and $1.9 million in the three months ending December 31, 2004 and 2003, respectively.

Our investing activities used $1.6 million and $0.8 million in the three months ending December 31, 2004 and 2003, respectively. Purchases of property and equipment comprised the total amount in each period and consisted mainly of computer equipment and software purchases, as well as amounts capitalized for the development of software used internally, in connection with our subscription services offerings, as described in more detail in Research and Development above.

Our financing activities provided $0.7 million and $0.1 million in the three months ending December 31, 2004 and 2003, respectively. Proceeds from financing activities during these periods consisted of proceeds from employee stock option exercises and employee stock purchase plan activities, which we do not directly control. Scheduled payments made on loans comprised the total cash outflows from financing activities.

In March 2002, we entered into a loan and security agreement (“Agreement”) with a bank for a $1.0 million equipment credit facility (“Term I Advance”). The Agreement for the Term I Advance allowed for borrowings in the amount of actual equipment purchases made through December 2002. As of December 31, 2004, there was no outstanding indebtedness under the Term I Advance.

In September 2002, we amended the terms of the Agreement to add Captura as a borrower, and to include an additional term loan (“Term II Advance”) of $0.4 million, with the proceeds used to refinance certain indebtedness owed by Captura to another creditor. As of December 31, 2004, there was no outstanding indebtedness under the Term II Advance.

In September 2003, we amended the terms of the Agreement to add a revolving line of credit (“Revolver”) in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, with interest at the bank’s prime rate. Any advances under the Revolver became due and payable on September 23, 2004. In September 2004 we amended the Agreement to extend the Revolver’s availability to March 31, 2005, at which time any advances become due and payable. The other terms of the Revolver remain the same. There were no amounts borrowed under the Revolver at December 31, 2004.

We also amended the terms of the Agreement in September 2003 to add an additional equipment facility (“Term III Advance”) for advances in the amount of actual equipment purchases up to $1.0 million through September 2004, with interest at the bank’s prime rate, maturing September 2006. In September 2004 we amended the Agreement to extend the Term III Advance’s availability to March 31, 2005, with any amounts borrowed due on March 31, 2007. The other terms of the Term III Advance remain the same. There were no amounts borrowed under the Term III Advance at December 31, 2004.

In March 2004, we entered into an arrangement to finance the premium for our current directors’ and officers’ liability insurance policy. The loan under this financing agreement bears interest at 5.4% and matured in December 2004. As of December 31, 2004, there were no amounts outstanding under this agreement.

In January 2003, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to one million shares of our outstanding stock over a two-year period expiring in January 2005. In January 2005, our Board of Directors authorized a new stock repurchase program, under which we may repurchase up to two million shares of our outstanding stock over a two-year period expiring in January 2007. Stock purchases under these stock repurchase programs may be made from time to time in the open market based on market conditions. Any purchases will be made at the then-current market prices, and repurchased shares will be retired. No repurchases have been made under these programs through the date of this report.

The following table summarizes our contractual obligations as of December 31, 2004 related to long-term debt, operating leases, and purchase obligations:

(in thousands)	Payments due by period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Contractual Obligations:
Operating lease obligations	$1,411	$1,845	$2,257	$4,298	$9,811
Purchase obligations (1)	1,936	2,600	—	—	4,536

Total	$3,347	$4,445	$2,257	$4,298	$14,347

(1)	Reflects future minimum commitments under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription services offerings.

We do not use derivative financial instruments.

We believe our cash and cash equivalents, amounts available under our equipment credit facilities and revolving line of credit, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs and capital expenditures for at least the next 12 months. In the longer term, or if we decide to acquire assets or businesses, we may require additional funds and may seek to raise such additional funds through private or public sales of debt or equity securities, strategic relationships, bank debt, lease financing arrangements, or other available means. There can be no assurances that any such funds will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.

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

Revenue Recognition

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

Other Revenues

Other revenues consist of fees earned from, and allocable to, grants of licenses to use our software products. We recognize license revenues when evidence of a license arrangement exists, we have delivered the software, the amount of the transaction is fixed or determinable, collection is probable, and VSOE exists for any undelivered elements of the arrangement. Elements included in our multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services, and subscription services.

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

In software license arrangements where we also provide consulting services, license revenues are recognized upon delivery of the software, provided that the criteria for recognition of software license revenues described above are met, payment of the license fees is not dependent upon the performance of the consulting services, and the consulting services are not essential to the functionality of the software. If we determine that the consulting services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the consulting services, then both the license and consulting fees are recognized on a percentage-of-completion basis. We typically do not consider the consulting services we provide in such arrangements to be essential to the functionality of the software and, therefore, license revenues are typically recognized upon delivery of the software and consulting revenues are recognized as the services are performed. Accordingly, our judgment as to whether consulting services should be considered essential to the functionality of the licensed software may materially affect the timing of our revenue recognition and results of operations.

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

Accounts Receivable Allowances

We record provisions for estimated sales allowances against subscription and consulting revenues in the period in which the related revenues are recorded. We record our sales allowances based on historical experience, including a review of our experience related to price adjustments and sales credits issued.

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

Stock-Based Compensation

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements beginning with our fourth quarter of fiscal 2005. As a result, we expect to record non-cash, stock-based compensation expense, which will have a material effect on our results of operations. For example, in the three months ended December 31, 2004, had we accounted for stock-based compensation using a fair value method of accounting as defined by the currently effective guidance under SFAS 123, our net income would have been reduced by $1.5 million (see Note 1 to our financial statements included herein).

Income Taxes

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

As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, we have incurred ownership changes, as defined by applicable tax laws. As a result, our use of the acquired net operating loss carryforwards may be limited. Further, to the extent that any single year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. Our net operating loss carryforwards may extend to a period of greater than 10 years, subject to limitations and timing as prescribed by applicable tax laws and generally accepted accounting principles.

Factors That May Affect Our Financial Condition And Results Of Operations

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

Since Sales Of Our Concur Expense Solutions, Account For More Than 95% Of Our Total Revenues, If Demand For These Solutions Was to Decline Materially, Our Results Of Operations Would Be Substantially Harmed.

We generated greater than 95% of our total revenues in the three months ended December 31, 2004, and for all of fiscal 2004, from our Concur Expense services and software, and we expect such services and software to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of our Concur Expense solutions, and our revenues would decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop expense management products that achieve greater market acceptance, or we do not keep up with technological advancements in software platforms, delivery models or product features. There can be no assurance that our services and software solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

We Depend On A Subscription Service Business Model Which Has A Limited History And Continues To Evolve.

Our subscription revenues are based on a business model that has a limited history and continues to evolve, and, is therefore subject to a number of risks, including: an increasing reliance on a relatively novel revenue model for our industry; a reduction of license revenues as we focus on building our subscription business; lower gross margins and higher fixed costs associated with our subscription business, as compared to our license business; unpredictable sales cycles; and the possibility of subscription cancellations. We began offering our software as a service on an outsourced basis over the Internet in 1999. Our subscription services delivery models have continued to evolve and, today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon the growth of our subscription services. Our subscription revenues represented 74% of total revenues in the three months ended December 31, 2004, and we depend substantially on outsourced subscription services delivery models for our anticipated revenues and cash flows. We anticipate that subscription revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced subscription services delivery models. As such, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from the delivery strategies that we and other enterprise software vendors have traditionally employed. Our new and evolving business model makes our business operations and prospects difficult to evaluate.

Our increased strategic focus on growing our subscription business has contributed to a substantial reduction in our software license revenues in recent years. The limited history of our subscription business model makes it difficult to predict whether demand for subscription services will continue. If it does not, we may not be able to generate sufficient license revenues to offset any decrease in sales of subscription services.

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

We Depend On Consulting Revenues, Which May Fluctuate Or Decline.

Our consulting revenues represented 20% of total revenues in the three months ended December 31, 2004. We anticipate that consulting revenues will continue to represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Our consulting revenues could fluctuate or decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

Software License Revenues Are Volatile, Which Makes Our Operating Results Difficult To Predict.

Our software license revenues represented 6% of total revenues in the three months ended December 31, 2004. While software license revenues are diminishing as a percent of total revenues, they continue to contribute to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Furthermore we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. The continuing weakness of capital spending for enterprise software contributes to the length and unpredictability of our sales cycle for licensed products, making related revenues more difficult to predict and subjecting our operating results to greater volatility on a quarter over quarter basis.

We Face Significant Competition From Companies That Have Greater Resources Than We Do And If We Fail To Compete Effectively, Our Business Will Suffer.

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

Privacy Concerns Are Increasing, Which Could Result In Regulatory Changes That May Harm Our Business.

Personal privacy has become a significant issue in the United States and many other countries in which we operate. The United States and various other countries have recommended restrictions on, or taken actions to restrict, the use of personal information by those collecting such information. Any new or existing privacy laws, if applicable to our business, could impose additional costs and could limit our use and disclosure of such information. If such privacy laws were deemed to apply to us, we may be required to change our activities and revise or eliminate our services, which could significantly harm our business.

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

We have engaged third-party hosting facility providers to provide the hosting facilities and related infrastructure for our subscription services. These hosting facilities are located in several locations in the United States, United Kingdom, and Australia. We do not control the operation of these hosting facilities. Despite precautions taken at these facilities, the occurrence of a natural disaster, a decision by one of our hosting providers to close a facility without adequate notice to us, or other unanticipated problems at these facilities could result in lengthy interruptions in our services. We also retain third-party telecommunications providers to provide Internet and direct telecommunications connections for our services. Any of these third-party providers may fail to perform their obligations adequately. Any damage to, or failure of, our systems could result in interruptions in our service and/or litigation. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

Our Reported Financial Results May Be Adversely Affected By Changes In Accounting Principles Generally Accepted In The United States.

GAAP is subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In particular, revenue recognition rules for software and service companies are complex and require significant interpretation by us. Changes in circumstances, interpretations, or accounting principles or guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See Management’s Discussion And Analysis Of Financial Condition And Results Of Operations regarding our critical revenue recognition policies. Further, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair market value of our common stock on the grant date. However, in December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements beginning with our fourth quarter of fiscal 2005, or July 1, 2005. As a result, we expect to record non-cash based, stock compensation expense, which will have a material effect on our results of operations. For example, in the three months ended December 31, 2004, had we accounted for stock-base compensation using a fair value method of accounting as defined by the currently effective guidance under SFAS 123, our net income would have been reduced by $1.5 million (see Note 1 to our financial statements included herein).

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

The Growth Of The International Component Of Our Business Subjects Us To Additional Risks Associated With Foreign Operations.

Our international operations, which are subject to risks associated with operating abroad, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $2.8 million and $1.6 million, in the three months ended December 31, 2004 and 2003, respectively. These international operations are subject to a number of difficulties and special costs, including:

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

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of our products and services, and our business could be harmed if we fail to deliver enhancements to our current and future products and services that customers desire. From time to time, we experience delays in the planned release dates of enhancements to our products and services, and we have discovered errors in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain errors when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products and services, or customer claims, including warranty claims, against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing products and services on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new products or services in the marketplace.

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

Interest Rate Risk. We have borrowing arrangements with variable rates of interest. There are no amounts outstanding at December 31, 2004 under such arrangements. We also maintain cash in highly liquid investment vehicles including money market accounts, which bear interest at variable overnight or short term rates. Variable interest rate investment and debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% increase in interest rates. We believe such a change would not have a material impact on our cash flows related to these investment and debt arrangements.

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

Changes In Internal Control Over Financial Reporting.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three month period ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 9, 2005

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