Form 10-Q
period 2005-03-31
CONCUR TECHNOLOGIES INC
filed 2005-05-09
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2005 was 32,524,171.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues:
Subscription	$12,697	$9,664	$24,758	$18,874
Consulting	4,163	2,220	7,348	5,227
Other	460	1,356	1,494	2,532

Total revenues	17,320	13,240	33,600	26,633

Expenses:
Cost of operations	6,874	5,354	13,564	10,782
Sales and marketing	4,279	3,595	8,441	6,832
Systems development and programming	2,532	2,279	4,881	4,484
General and administrative	2,446	1,610	4,820	3,331
Amortization of intangible asset	285	285	570	570

Total expenses	16,416	13,123	32,276	25,999

Income from operations:	904	117	1,324	634

Interest income	94	55	192	103
Interest expense	(1)	(6)	(4)	(15)
Other income (expense), net	(5)	39	(12)	81

Net income:	$992	$205	$1,500	$803

Net income per share:
Basic	$0.03	$0.01	$0.05	$0.02

Diluted	$0.03	$0.01	$0.04	$0.02

Shares used in calculation of net income per share:
Basic	32,853	32,482	32,991	32,357

Diluted	36,195	36,803	36,572	36,750

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

(Unaudited)

	March 31, 2005	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$13,965	$23,735
Accounts receivable, net of allowances of $548 and $690	11,315	10,277
Prepaid expenses	1,237	1,127
Other current assets	2,599	2,325

Total current assets	29,116	37,464

Property and equipment, net	8,448	5,003
Restricted cash	550	550
Acquired customer base intangible asset, net of amortization	2,660	3,230
Goodwill	3,704	3,704
Deposits and other assets	4,567	2,948

Total assets	$49,045	$52,899

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,244	$1,784
Accrued compensation	1,553	1,664
Other accrued liabilities	1,589	2,461
Current portion of long-term obligations	12	252
Current portion of deferred revenues	13,249	11,576

Total current liabilities	18,647	17,737
Long-term deferred revenues, net of current portion	5,935	5,017

Total liabilities	24,582	22,754

Contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share: Authorized shares – 5,000; No shares issued or outstanding	—	—
Common stock, par value $0.001 per share: Authorized shares – 60,000; Issued and outstanding shares – 32,410 and 32,981	33	33
Additional paid-in capital	232,499	239,778
Accumulated other comprehensive income	190	93
Accumulated deficit	(208,259)	(209,759)

Total stockholders’ equity	24,463	30,145

Total liabilities and stockholders’ equity	$49,045	$52,899

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Operating activities:
Net income	$992	$205	$1,500	$803
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible asset	285	285	570	570
Depreciation	656	403	1,242	809
Provision for allowance for accounts receivable	256	220	221	424
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,558)	(1,939)	(1,252)	(647)
Prepaid expenses, deposits, and other assets	(913)	(799)	(1,992)	(749)
Accounts payable	954	268	436	285
Accrued liabilities	(607)	516	(1,036)	51
Deferred revenues	836	2,032	2,587	1,507

Net cash provided by operating activities	901	1,191	2,276	3,053

Investing activities:
Purchases of property and equipment	(3,044)	(1,798)	(4,682)	(2,601)

Net cash (used in) investing activities	(3,044)	(1,798)	(4,682)	(2,601)

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	456	590	631	1,054
Proceeds from issuance of common stock from employee stock purchase plan	—	—	779	—
Payments on repurchases of common stock	(8,689)	—	(8,689)	—
Proceeds from borrowings	—	289	—	289
Payments on borrowings	—	(147)	(205)	(489)

Net cash (used in ) provided by financing activities	(8,233)	732	(7,484)	854

Effect of foreign currency exchange rates on cash and cash equivalents	(54)	33	120	140
Net (decrease) increase in cash and cash equivalents	(10,430)	158	(9,770)	1,446
Cash and cash equivalents at beginning of period	24,395	22,895	23,735	21,607

Cash and cash equivalents at end of period	$13,965	$23,053	$13,965	$23,053

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5	$2	$28

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

Unaudited Interim Financial Information

The financial information as of March 31, 2005, and for the three and six months ended March 31, 2005 and 2004 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The balance sheet information at September 30, 2004 has been derived from our audited financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended September 30, 2004 included in Concur’s 2004 Annual Report on Form 10-K.

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

In contractual arrangements that include the provision of multiple elements, we apply the accounting guidance most applicable to the specific arrangement to determine how contract consideration should be measured and allocated to the separate elements in the arrangement. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together and, therefore, are accounted for as a single contractual arrangement in determining how contract consideration should be measured and allocated to the separate elements in the arrangement. Typically, we measure and allocate the total arrangement fee among each of the elements based on their fair value or, if necessary, vendor-specific objective evidence of their fair value (“VSOE”). VSOE is determined by the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price set by authorized management if it is probable that the price, once established, will not change prior to separate market introduction.

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

Software maintenance services include technical support and the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Fees for software maintenance services are typically billed annually in advance of performance of the services with provisions for subsequent automatic annual renewals. We defer the related revenues and recognize them ratably over the respective maintenance terms, which typically are one year.

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

In service arrangements that include consulting and subscription services, but not a license of our software, we recognize consulting revenues as they are performed if the consulting services qualify as a separate unit of accounting within the arrangement. The consulting services qualify as a separate unit of accounting if they have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the subscription services, and delivery or performance of the subscription services is considered probable and substantially within our control. We have determined that, in our service arrangements of this type, the consulting services typically qualify as a separate unit of accounting and, accordingly, the consulting revenues are recognized as the services are performed. If the consulting services do not qualify as a separate unit of accounting, the related revenues are combined with the subscription revenues, and recognized ratably over the subscription service period.

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

In arrangements where we license our software and also host the licensed software for our customer, a software element is only considered present if our customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for our customer to either operate the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of license revenues described above, we deem there to be a software element present and recognize license revenues when the software is delivered, and we recognize the subscription hosting revenues as the hosting service is provided. Hosting set-up fees for such arrangements, as well as the associated direct and incremental costs, are deferred and recognized ratably over the hosting service period. If we determine that a separate software element as described above is not present, we combine the software license fees with the subscription hosting fees and recognize them ratably over the subscription service period as subscription revenue.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$992	$205	$1,500	$803
Add: Stock-based compensation expense, as reported	—	—	—	—
Deduct: Pro forma compensation expense under SFAS 123	(1,346)	(1,121)	(2,822)	(1,969)

Pro forma net loss	$(354)	$(916)	$(1,322)	$(1,166)

Net income (loss) per share:
Basic as reported	$0.03	$0.01	$0.05	$0.02
Diluted, as reported	$0.03	$0.01	$0.04	$0.02
Basic, pro forma	$(0.01)	$(0.03)	$(0.04)	$(0.04)
Diluted, pro forma	$(0.01)	$(0.03)	$(0.04)	$(0.04)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We estimated the following fair values of options and rights granted under our stock-based compensation plans at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
Employee and Director Stock Option Plans	2005	2004	2005	2004
Expected life in years from grant date	4.0	4.5	4.1	4.5
Risk-free interest rate	3.7%	2.6%	3.6%	2.6%
Volatility	0.65	0.79	0.68	0.79
Dividend yield	—	—	—	—

Estimated weighted-average fair value	$3.90	$6.85	$4.64	$6.39

	Three Months Ended March 31,		Six Months Ended March 31,
ESPP	2005	2004	2005	2004
Expected life in years from grant date	1.5	1.4	1.4	1.4
Risk-free interest rate	2.1%	1.6%	1.9%	1.6%
Volatility	0.72	0.85	0.74	0.85
Dividend yield	—	—	—	—

Estimated weighted-average fair value	$5.44	$3.35	$4.91	$3.35

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2005	2004	2005	2004
Net income	$992	$205	$1,500	$803
Weighted-average shares of common stock outstanding	32,853	32,482	32,991	32,357
Add: Dilutive effect of stock-based compensation plans (1)(2)	3,342	4,321	3,581	4,393

Dilutive weighted-average shares of common stock outstanding	36,195	36,803	36,572	36,750

Net income per share:
Basic	$0.03	$0.01	$0.05	$0.02
Diluted	$0.03	$0.01	$0.04	$0.02

(1)	Shares attributable to outstanding stock options and rights granted under our stock-based compensation plans that were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and rights were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive, totaled 2.5 million and 2.4 million for the three and six months ended March 31, 2005, respectively, and 0.8 million for both the three and six months ended March 31, 2004.

(2)	Shares attributable to outstanding warrants that were excluded from the calculation of diluted earnings per share because the exercise prices of the warrants were greater than or equal to the average price of the common shares, and therefore, their inclusion would have been anti-dilutive, totaled 1.4 million for both the three and six months ended March 31, 2005, and 2.5 million for both the three and six months ended March 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Accounting for Share-Based Payments (“SFAS123(R)”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to apply SFAS 123(R) as of the first annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements beginning with our fiscal year 2006, or October 1, 2005. As a result, we expect to record non-cash based, stock compensation expense, which will have a material effect on our results of operations. For example, in the six months ended March 31, 2005, had we accounted for stock-base compensation using a fair value method of accounting as defined by the currently effective guidance under SFAS 123, our net income would have been reduced by $2.8 million.

NOTE 2. INTANGIBLE ASSET

Amortization of intangible asset represents the allocation of the acquired customer base intangible asset from our July 2002 acquisition of Captura Software, Inc. The gross and net carrying amounts of the acquired customer base intangible asset at March 31, 2005 and September 30, 2004 were as follows:

(in thousands)	March 31, 2005	September 30, 2004
Acquired customer base intangible asset:
Gross carrying amount	$5,700	$5,700
Accumulated amortization	(3,040)	(2,470)

Acquired customer base intangible asset, net	$2,660	$3,230

The related amortization expense reflected in our results of operations totaled $285,000 and $570,000 for the three and six months ended, respectively, for both March 31, 2005 and 2004.

Estimated amortization expense for the remaining six months of fiscal 2005 and annually for the remaining estimated useful life is as follows:

Estimated remaining amortization expense (in thousands):
Fiscal 2005	$570
Fiscal 2006	1,140
Fiscal 2007	950

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

NOTE 4. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The item of comprehensive income that we currently report is foreign currency translation adjustments as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2005	2004	2005	2004
Net income	$992	$205	$1,500	$803
Other comprehensive income
Foreign currency translation adjustments	(55)	28	97	129

Total comprehensive income	$937	$233	$1,597	$932

NOTE 5. INTERNATIONAL REVENUES

We market our services and products primarily in the United States, Europe and Australia and we operate in a single industry segment. No single customer accounted for more than 10% of our total revenues in the three months or six months ended March 31, 2005 and 2004, respectively. Information regarding revenues by geographic region for the three and six months ended March 31, 2005 and 2004, respectively, is as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2005	%	2004	%	2005	%	2004	%
Country:
United States	$15,077	87.0%	$11,456	86.5%	$28,541	85.0%	$23,201	87.1%
Europe	1,349	7.8	1,404	10.6	3,408	10.1	2,707	10.2
Other	894	5.2	380	2.9	1,651	4.9	725	2.7

Total revenues	$17,320	100.0%	$13,240	100.0%	$33,600	100.0%	$26,633	100.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our flagship products are our Concur® Expense services and software for automating the travel and entertainment expense management process. We also offer value-added services and software that are integrated with our core services and software, as well as consulting, customer support and training for our customers.

We offer our solutions under flexible delivery models that range from highly-configurable to standardized. We sell our solutions primarily as subscription services and, to a lesser extent, through our on-premises license agreements. We market and sell our solutions worldwide through our direct sales organization and indirect distribution channels.

We generate our revenues from the delivery of subscription services, consulting services, and, to a lesser extent, the sale of software licenses. Subscription revenues grew from 45% of total revenues in fiscal 2002, to 59% in fiscal 2003, 71% in fiscal 2004 and 74% through the first six months of fiscal 2005. This growth reflects our strategic shift to emphasize sales of subscription services rather than license software. Generally, our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer. We believe that our strategic shift to the subscription services model provides more stable and predictable revenues and operating results compared to prior years when our license revenues represented a more significant portion of our total revenues. From the time we began selling expense management software in 1996 we offered our products under a traditional software license model. In 1999, we began offering Concur Expense as a subscription service and, since that time, we have increasingly focused our business on providing our solutions under a subscription delivery model. We continue to sell licensed software and support license customers as part of our standard offerings.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004

Selected Financial Data

In the following table, we show financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated. The operating results for the periods shown are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues:
Subscription	73.3%	73.0%	73.7%	70.9%
Consulting	24.0	16.8	21.9	19.6
Other	2.7	10.2	4.4	9.5

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Cost of operations	39.7	40.4	40.4	40.5
Sales and marketing	24.7	27.2	25.1	25.7
Systems development and programming	14.6	17.2	14.5	16.8
General and administrative	14.1	12.2	14.3	12.5
Amortization of intangible asset	1.7	2.1	1.7	2.1

Total expenses	94.8	99.1	96.1	97.6

Income from operations	5.2	0.9	3.9	2.4
Interest income	0.5	0.4	0.6	0.4
Interest expense	(0.0)	(0.0)	(0.0)	(0.1)
Other income, net	0.0	0.3	0.0	0.3

Net income	5.7%	1.6%	4.5%	3.0%

Results of Operations

Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Subscription	$12,697	$9,664	31.4%	$24,758	$18,874	31.2%
Consulting	4,163	2,220	87.5%	7,348	5,227	40.6%
Other	460	1,356	(66.1)%	1,494	2,532	(41.0)%

Total revenues	$17,320	$13,240	30.8%	$33,600	$26,633	26.2%

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

Subscription revenues increased 31.4% for the three months ended March 31, 2005, compared to the same period in fiscal 2004 and 31.2% for the six months ended March 31, 2005, compared to the year earlier period. Revenues from our subscription services (total subscription revenues less revenue from the amortization of fees paid for software maintenance services under software license arrangements) contributed approximately 95% of the absolute dollar increase in subscription revenues for the three and six months ended March 31, 2005, compared to the same periods in fiscal 2004. Continued expansion of our customer base for outsourced subscription services was the main reason for the increase. The larger customer base reflects a trend of increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion relates primarily to the market’s continued and growing acceptance of outsourced services, driven in part by limited information technology capital budgets. We believe these economic trends make traditional self-hosted software license arrangements, with their substantial up-front costs, less attractive than subscription services.

We expect subscription revenues to continue to grow during the remainder of fiscal 2005 as a result of the growing demand for our subscription service offerings.

Consulting Revenues. Consulting revenues consist of fees for client services, which include system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting revenues are affected by the number and complexity of implementations. Recognized consulting revenues are also affected by circumstances in which consulting fees in multiple element arrangements require deferral or are deemed to be subscription related.

The 87.5% increase in consulting revenues for the three months and 40.6% increase for the six months ended March 31, 2005, compared to the same periods in fiscal 2004, were primarily due to increased consulting services performed for existing customers upgrading to the latest version of our on-premise license software in the quarter ended March 31, 2005 and to a lesser degree, new on-premise license customers. These increases were offset in part by the deferral of revenues totaling approximately $0.3 million during the six months ended March 31, 2005, related to consulting services performed under contracts through certain strategic resellers, which are required to be recognized ratably over the remaining life of the contracts.

We anticipate that consulting revenues for the remainder of fiscal 2005 will fluctuate on a quarterly basis, but will be higher for the fiscal year compared to fiscal 2004, based the demand for our services and the timing of upgrades and enhancements to our solutions.

Other Revenues. Other revenues consist of fees earned from sales of our software licenses.

Other revenues decreased 66.1% for the three months ended March 31, 2005, and 41.0% for the six months ended March 31, 2005, compared to the same periods in fiscal 2004. This decrease primarily reflects the market’s continued shift in focus to our subscription services away from license sales. In addition, during the first three months of fiscal 2005, we eliminated $0.2 million of sales return reserve for potential license claims because, as the volume of license sales continues to decline, we believe any such claims are unlikely to be material.

We continue to expect other revenues to be volatile from quarter to quarter and for the absolute dollar value of other revenues to decrease in fiscal 2005, compared to fiscal 2004, reflecting overall market trends toward subscription services over licensed software and the varying frequency and size of license transactions closed in any given period.

International Revenues. Revenues from customers outside the United States were $2.2 million (13.0% of total revenues) and $1.8 million (13.5% of total revenues) in the three months ended March 31, 2005 and 2004, respectively, and $5.1 million (15.1% of total revenues) and $3.4 million (12.9% of total revenues) for the six months ended March 31, 2005 and 2004, respectively. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Cost of operations	$6,874	$5,354	28.4%	$13,564	$10,782	25.8%
Sales and marketing	4,279	3,595	19.0%	8,441	6,832	23.6%
Systems development and programming	2,532	2,279	11.1%	4,881	4,484	8.8%
General and administrative	2,446	1,610	51.9%	4,820	3,331	44.7%
Amortization of intangible assets	285	285	0.0%	570	570	0.0%

Total expenses	$16,416	$13,123	25.1%	$32,276	$25,999	24.1%

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

Cost of operations expenses represented 39.7% of total revenues for the three months and 40.4% of total revenues for the six months ended March 31, 2005 compared to 40.4% and 40.5% for the same periods in fiscal 2004, respectively. Total salaries and related expenses and allocated overhead costs increased 37.8% for the three months ended and 32.3% for the six months ended March 31, 2005 compared to the same periods in fiscal 2004, due primarily to increased headcount.

Co-location and related telecommunications costs decreased 23.7% for the three months and 20.0% for the six months ended March 31, 2005 compared with the same periods in fiscal 2004. This decrease was due primarily to an improvement in the negotiated cost of such services. Fees paid to third parties for referrals, resale arrangements, and royalties increased 25.3% for the three months and 19.2% for the six months ended March 31, 2005, compared with the same periods in fiscal 2004, respectively. This increase was due primarily to additional reseller partner fees for subscription-based sales.

Through the remainder of fiscal 2005, we expect cost of operations expenses to trend down as a percentage of total revenues as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars as we continue to deploy and support additional new customers.

Sales and Marketing. Sales and marketing expenses consist of salaries and related expenses (including sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel, and, to a lesser extent, miscellaneous sales and marketing costs, such as advertising, trade shows, and other promotional activities.

Sales and marketing expenses were 24.7% of total revenues for the three months and 25.1% for the six months ended March 31, 2005 compared with 27.2% and 25.7% for the same periods in fiscal 2004, respectively. Total sales and marketing expense increased 19.0% for the three months and 23.6% for the six months ended March 31, 2005, compared with the same periods in fiscal 2004, respectively. The increase in the three and six month periods ending March 31, 2005, compared to the same periods in 2004, was mainly due to a 18.4% and 23.0%, respectively, increase in salaries and related expenses and allocated overhead costs, driven primarily by headcount increases, as well as increases of 27.9% and 31.8%, respectively, in costs for advertising, trade shows and other promotional activities.

We expect total sales and marketing expenses in fiscal 2005 to increase significantly in absolute dollars compared to fiscal 2004 primarily as a result of our 50% increase in sales headcount during the first half of fiscal 2005. A key part of our strategic focus in fiscal 2005 is to expand our sales and marketing efforts to grow our subscription services business and to create additional awareness in our target market.

Systems Development and Programming Costs. Systems development and programming costs consist of salaries and related expenses, and allocated overhead costs associated with employees and contractors engaged in software engineering, program management, and quality assurance.

Systems development and programming costs were 14.6% of total revenues for the three months and 14.5% for the six months ended March 31, 2005, compared to 17.2% and 16.8% for the same periods in fiscal 2004, respectively. Systems development and programming costs recognized increased 11.1% for the three months and 8.8% for the six months ended March 31, 2005, compared to the same periods in fiscal 2004, respectively.

In response to the market’s growing demand for our subscription services, we have increased the amount of resources focused on the development and programming of internal-use software used to provide these services. Under generally accepted accounting principles, costs for corporate software developed or obtained for internal use are required to be capitalized and amortized over their useful lives. Internal-use software costs capitalized increased $0.4 million for the three months and $0.9 million for the six months ended March 31, 2005, compared to the same periods in fiscal year 2004.

Systems development and programming costs increased by $0.3 million for the three months and $0.4 million for the six months ended March 31, 2005, compared to the same periods in fiscal 2004. This increase was nearly all due to increased salaries and related expenses.

We anticipate that total systems development and programming costs in fiscal 2005 will increase moderately compared to fiscal 2004 as we strategically allocate resources to product innovation and enhancement.

General and Administrative. General and administrative expenses consist of salaries and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal, information technology, facilities, and, to a lesser extent, miscellaneous costs, such as professional fees and public company costs.

General and administrative expenses were 14.1% of total revenues for the three months and 14.3% for the six months ended March 31, 2005, compared to 12.2% and 12.5% for the same periods in fiscal 2004, respectively. General and administrative expenses increased 51.9% for the three months and 44.7% for the six months ended March 31, 2005, compared to the same periods in fiscal 2004, respectively. Excluding the impact of a $0.3 million charge in the first quarter of fiscal 2005 for previously capitalized costs related to an acquisition that we had been evaluating but chose not to pursue, general and administrative expenses increased 35.7% for the six months ended March 31, 2005, over the same period in fiscal 2004. This increase was primarily due to a 33.3% increase in headcount and related expenses and allocated overhead costs, driven primarily by headcount increases related to the growth of our business, and a 117.0% increase in miscellaneous costs due in part to larger legal, accounting and public company fees.

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

Interest Income and Interest Expense

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Interest income	$94	$55	70.9%	$192	$103	86.4%
Interest expense	1	6	(66.7)%	4	15	(73.3)%

Interest Income and Interest Expense. The increase in interest income in the three months and six months ended March 31, 2005 compared to the same periods in fiscal 2004 reflects higher short term interest rates and higher levels of interest-earning cash and cash equivalent investments. The decrease in interest expense in the three and six months ended March 31, 2005, compared to the same periods in the fiscal 2004 was due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes. No provision for federal or state income taxes has been recorded as we have accumulated significant net losses since inception, resulting in deferred tax assets. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets.

Financial Condition

Our total assets were $49.0 million at March 31, 2005 and $52.9 million at September 30, 2004, representing a decrease of $3.9 million or 7.3%. This decrease was primarily due to our repurchases of common stock totaling $8.7 million during the three months ended March 31, 2005, offset in part by increases in accounts receivable at March 31, 2005. Our cash and cash equivalents totaled $14.0 million at March 31, 2005 and $23.7 million as of September 30, 2004, representing a decrease of $9.7 million, or 41.2%. Our cash flow activity is described in more detail in the Liquidity and Capital Resources section below. Net property and equipment increased to $8.4 million at March 31, 2005 from $5.0 million at September 30, 2004, primarily due to additional purchases of leasehold improvements, computer equipment and software and investment in software used internally, with the latter two primarily attributable to our subscription services offerings.

Accounts receivable balances, net of allowances of $0.5 million and $0.7 million, were $11.3 million and $10.3 million as of March 31, 2005 and September 30, 2004, respectively, representing an increase of $1.0 million or 10.1%. The reduction in the allowance for the period of $0.2 million was the result of improved collections experience.

Our total current liabilities were $18.6 million and $17.7 million at March 31, 2005 and September 30, 2004, respectively, representing an increase of $0.9 million, or 5.1%. This increase was mainly due to additional accounts payable and an increase in the current portion of deferred revenues totaling $2.1 million offset in part by a decrease of $0.9 million in other accrued liabilities. Total deferred revenues, including both current and long term, increased by $2.6 million to $19.2 million at March 31, 2005 from $16.6 million at September 30, 2004. This increase resulted from the growth in our customer base for our subscription services offerings over the period.

Our common stock and additional paid in capital totaled $232.5 million at March 31, 2005, compared to $239.8 million at September 30, 2004, a decrease of $7.3 million, or 3.0%. The decrease was primarily due to our repurchase of common stock during the three months ended March 31, 2005, offset in part by proceeds received from the exercise of stock options under our stock based compensation plans and purchases of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of March 31, 2005 consisted principally of cash and cash equivalents totaling $14.0 million. We have a revolving credit line and equipment purchase facility available, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our subscription and license customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, and systems development and programming costs. Operating activities provided $0.9 million and $1.2 million in the three months ended March 31, 2005 and 2004, respectively, and $2.3 million and $3.1 million for the six months ended March 31, 2005 and 2004, respectively.

Our investing activities used $3.0 million and $1.8 million in the three months ended March 31, 2005 and 2004, respectively, and $4.7 million and $2.6 million for the six months ended March 31, 2005 and 2004, respectively. Purchases of property and equipment comprised the total amount in all periods and consisted mainly of computer equipment and software purchases, leasehold improvements, as well as amounts capitalized for the development of software used internally, as described in more detail in Systems Development and Programming Costs above.

Our financing activities used $8.2 million and provided $0.7 million in the three months ended March 31, 2005 and 2004, respectively, and used $7.5 million and provided $0.9 million for the six months ended March 31, 2005 and 2004, respectively. Proceeds from financing activities during these periods consisted of cash received from employee stock option exercises and employee stock purchase plan activities, which we do not directly control. Payments of $8.7 million for the repurchase of common stock, as described in more detail below, comprised the majority of cash outflows from financing activities for the three and six months ended March 31, 2005. Scheduled payments made on loans accounted for the remaining cash outflows from financing activities for the three and six months ended March 31, 2004.

In March 2002, we entered into a loan and security agreement (“Loan Agreement”) with a bank for a $1.0 million equipment credit facility (“Term I Advance”). The Loan Agreement for the Term I Advance allowed for borrowings in the amount of actual equipment purchases made through December 2002. As of March 31, 2005, there was no outstanding indebtedness under the Term I Advance.

In September 2002, we amended the terms of the Loan Agreement to add Captura as a borrower, and to include an additional term loan (“Term II Advance”) of $0.4 million, with the proceeds used to refinance certain indebtedness owed by Captura to another creditor. As of March 31, 2005, there was no outstanding indebtedness under the Term II Advance.

In September 2003, we amended the terms of the Loan Agreement to add a revolving line of credit (“Revolver”) in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, with interest at the bank’s prime rate. Any advances under the Revolver became due and payable on September 23, 2004. In September 2004 we amended the Loan Agreement to extend the Revolver’s availability to March 31, 2005, at which time any advances become due and payable. The other terms of the Revolver remain the same. There were no amounts borrowed under the Revolver at March 31, 2005.

We also amended the terms of the Loan Agreement in September 2003 to add an additional equipment facility (“Term III Advance”) for advances in the amount of actual equipment purchases up to $1.0 million through September 2004, with interest at the bank’s prime rate, maturing in September 2006. In September 2004 we amended the Loan Agreement to extend the Term III Advance’s availability to March 31, 2005, with any amounts borrowed due on March 31, 2007. The other terms of the Term III Advance remain the same. There were no amounts borrowed under the Term III Advance at March 31, 2005.

In March 2004, we entered into an arrangement to finance the premium for our current directors’ and officers’ liability insurance policy. The loan under this financing agreement bore interest at 5.4% and matured in December 2004.

In January 2003, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to one million shares of our outstanding stock over a two-year period expiring in January 2005. We did not repurchase any shares under this program. In January 2005, our Board of Directors authorized a new stock repurchase program, under which we may repurchase up to two million shares of our outstanding stock over a two-year period expiring in January 2007. Stock repurchases under the new stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. During the quarter ended March 31, 2005, we repurchased and retired 1,057,800 shares of our outstanding stock, leaving a balance of 942,200 shares remaining eligible for repurchase under the current repurchase program.

The following table summarizes our contractual obligations as of March 31, 2005 related to long-term debt, operating leases, and purchase obligations:

	Payments due by period
(in thousands)	Less than 1 year	1 – 2 years	3 – 5 years	More than 5 years	Total
Contractual Obligations:
Operating lease obligations	$1,224	$1,920	$2,282	$3,998	$9,424
Purchase obligations (1)	1,936	2,200	—	—	4,136

Total	$3,160	$4,120	$2,282	$3,998	$13,560

(1)	Reflects future minimum commitments under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription services offerings.

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

Software maintenance services include technical support and the right to receive unspecified upgrades and enhancements on a when-and-if available basis. Fees for software maintenance services are typically billed annually in advance of performance of the services with provisions for subsequent automatic annual renewals. We defer the related revenues and recognize them ratably over the respective maintenance terms, which typically are one year.

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

In service arrangements that include consulting and subscription services, but not a license of our software, we recognize consulting revenues as they are performed if the consulting services qualify as a separate unit of accounting within the arrangement. The consulting services qualify as a separate unit of accounting if they have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the subscription services, and delivery or performance of the subscription services is considered probable and substantially within our control. We have determined that, in our service arrangements of this type, the consulting services typically qualify as a separate unit of accounting and, accordingly, the consulting revenues are recognized as the services are performed. If the consulting services do not qualify as a separate unit of accounting, the related revenues are combined with the subscription revenues, and recognized ratably over the subscription service period. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

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

In arrangements where we license our software and also host the licensed software for our customer, a software element is only considered present if our customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for our customer to either operate the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of license revenues described above, we deem there to be software element present and recognize license revenues when the software is delivered, and we recognize the subscription hosting revenues as the hosting service is provided. Hosting set-up fees for such arrangements, as well as the associated direct and incremental costs, are deferred and recognized ratably over the hosting service period. If we determine that a separate software element as described above is not present, we combine the software license fees with the subscription hosting fees and recognize them ratably over the subscription service period, as subscription revenue. Our judgment as to whether we meet the criteria above could have a material affect on the timing and mix of our revenue recognition and on our results of operations.

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

Internal-Use Software

We capitalize certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). We capitalize software development costs when application development begins and it is probable that the project will be completed and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratably amortized, using the straight-line method, over the estimated useful lives of the related applications which typically range from three to five years. Our judgment as to which costs to capitalize, when to begin capitalizing such costs, and what period to amortize the costs over, may materially affect our results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to apply SFAS 123(R) as of the first annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements beginning with our fiscal 2006. As a result, we expect to record non-cash, stock-based compensation expense, which will have a material effect on our results of operations. For example, in the six months ended March 31, 2005, had we accounted for stock-based compensation using a fair value method of accounting as defined by the currently effective guidance under SFAS 123, our net income would have been reduced by $2.8 million (see Note 1 to our financial statements included herein).

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

Because Sales Of Our Concur Expense Solutions, Account For More Than 95% Of Our Total Revenues, If Demand For These Solutions Was to Decline Materially, Our Results Of Operations Would Be Substantially Harmed.

We generated more than 95% of our total revenues for the three and six months ended March 31, 2005, and for all of fiscal 2004, from our Concur Expense services and software. We expect such services and software to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of our Concur Expense solutions, and our revenues would decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop expense management products that achieve greater market acceptance, or we do not keep up with technological advancements in software platforms, delivery models or product features. There can be no assurance that our services and software solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

We Depend On A Subscription Service Business Model Which Has A Limited History And Continues To Evolve.

Our subscription revenues are based on a business model that has a limited history and continues to evolve, and is therefore subject to a number of risks, including, without limitation:

•	an increasing reliance on a relatively novel revenue model for our industry;

•	a reduction in our license revenues as we focus on building our subscription business;

•	lower gross margins and higher fixed costs associated with our subscription business, as compared to our license business;

•	unpredictable sales cycles; and

•	the possibility of subscription cancellations.

We began offering our software as a service on an outsourced basis over the Internet in 1999. Our subscription services delivery models have continued to evolve, and we anticipate that our future financial performance and revenue growth will depend, in large part, upon the growth of our subscription services. Our subscription revenues represented 73% and 74% of total revenues in the three and six months ended March 31, 2005, respectively, and we depend substantially on outsourced subscription services delivery models for our anticipated revenues and cash flows. We believe that subscription revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced subscription services delivery models. As a result, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from traditional software delivery strategies. The relatively short history and continual evolution of this business model can make our business operations and prospectus difficult to evaluate.

Our increased strategic focus on growing our subscription business has contributed to a substantial reduction in our software license revenues in recent years. The limited history of our subscription business model makes it difficult to predict whether demand for subscription services will continue. If demand for our subscription services declines, we may not be able to generate sufficient license revenues to offset any decrease in subscription services revenues.

If our subscription services business does not grow sufficiently, our cost of revenues may exceed such revenues, which could harm our operating results. Our costs of providing subscription services are relatively fixed in the short-term, so we may not be able to adjust our expenses quickly enough to offset any potential slowdown in subscription sales. In addition, the cycle for implementing our subscription services can be unpredictable because our services must be integrated with a customer’s existing systems. Any delays in implementation may prevent us from recognizing subscription revenue for indeterminate periods of time, even when we have already incurred costs relating to the implementation of our subscription services. Further, we may experience unanticipated increases in costs associated with providing our subscription services and software maintenance services to customers over the term of our customer contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our subscription services contracts contain cancellation provisions, and, as a result, we may recognize substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription or maintenance agreement prior to the end of its term, or if we are unable to renew such an agreement at the end of its term, our operating results in future periods could be substantially harmed.

We Depend On Consulting Revenues, Which May Fluctuate Or Decline.

Our consulting revenues represented 24% and 22% of total revenues in the three and six months ended March 31, 2005, respectively. We anticipate that consulting revenues will continue to represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Our consulting revenues could fluctuate or decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

Software License Revenues Are Volatile, Which Makes Our Operating Results Difficult To Predict.

Our software license revenues represented 3% and 4% of total revenues in the three and six months ended March 31, 2005, respectively. While software license revenues are diminishing as a percent of total revenues, they continue to contribute to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Further, we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. The continuing weakness of capital spending for enterprise software contributes to the length and unpredictability of our sales cycle for licensed products, making related revenues more difficult to predict and subjecting our operating results to greater volatility on a quarter over quarter basis.

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

If customers determine that our subscription services offerings are not sufficiently scalable, do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use or if, for any other reason, our customers fail to accept our subscription services for use, our business will be harmed. As part of our subscription services, we receive credit card, travel booking, employee, purchasing, supplier, and other financial and accounting data, through the Internet or extranets, and there can be no assurance that this information will not be subject to computer break-ins, theft, and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, or other harm to our business.

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

Our Reported Financial Results May Be Adversely Affected By Changes In Accounting Principles Generally Accepted In The United States.

GAAP is subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In particular, revenue recognition rules for software and service companies are complex and require significant interpretation by us. Changes in circumstances, interpretations, or accounting principles or guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See Management’s Discussion And Analysis Of Financial Condition And Results Of Operations regarding our critical revenue recognition policies. Further, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair market value of our common stock on the grant date. However, in December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to apply SFAS 123(R) as of the first annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements beginning with our fiscal year 2006, or October 1, 2005. As a result, we expect to record non-cash based, stock compensation expense, which will have a material effect on our results of operations. For example, in the six months ended March 31, 2005, had we accounted for stock-base compensation using a fair value method of accounting as defined by the currently effective guidance under SFAS 123, our net income would have been reduced by $2.8 million (see Note 1 to our financial statements included herein).

Compliance With New Regulations Governing Public Company Corporate Governance And Reporting Is Uncertain And Expensive.

Many new laws, regulations, and standards, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC and the NASDAQ Stock Market, impose new obligations on public companies, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices and have created uncertainty for companies such as ours. These new laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our continuing preparation for and implementation of these reforms and enhanced new disclosures has resulted in, and will likely continue to result in, increased general and administrative expenses and a significant diversion of management’s time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment, which will be required for our fiscal year ending September 30, 2005, has required, and will likely continue to require, the commitment of significant financial and managerial resources. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws, regulations, and standards or significantly increase our operating costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws, regulations, and standards could significantly harm our business, operating results, and financial condition. Further, these laws, regulations, and standards may make it more difficult for us to attract and retain qualified members to serve on our board of directors and board committees, particularly our audit committee, and to attract and retain qualified executive officers, which could harm our business. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

The Growth Of The International Component Of Our Business Subjects Us To Additional Risks Associated With Foreign Operations.

Our international operations, which are subject to risks associated with operating abroad, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $2.2 million and $1.8 million, for the three months ended March 31, 2005 and 2004, respectively, and $5.1 million and $3.4 million for the six months ended March 31, 2005 and 2004, respectively. These international operations are subject to a number of difficulties and special costs, including:

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

Our international operations also increase our exposure to international laws and regulations. If we are unable to comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our services and products or levy sales or other taxes relating to our activities. In addition, foreign countries might impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business in international markets.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include, but are not limited to:

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

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of our products and services, and our business could be harmed if we fail to deliver enhancements to our current and future products and services that our customers desire. From time to time, we experience delays in the planned release dates of enhancements to our products and services, and we have discovered errors in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain errors when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products and services, or customer claims, including, among other things, warranty claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing products and services on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including, without limitation, unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new products or services in the marketplace.

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

In addition, stock markets, particularly the NASDAQ Stock Market, have experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock.

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

We May Require Additional Financing To Fund Our Operations Or Growth.

In the future, we may be required to seek additional financing to fund our operations or growth. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our systems development and programming efforts, our results of operations and cash flows, the use of cash in our stock repurchase program, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell businesses or assets may require us to seek additional funding sooner than we expect. There is no assurance that such funding will be available on terms that are acceptable to us, or at all. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights, preferences, and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited.

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

Interest Rate Risk. We have borrowing arrangements with variable rates of interest. There are no amounts outstanding at March 31, 2005 under such arrangements. We also maintain cash in highly liquid investment vehicles including money market accounts, which bear interest at variable overnight or short term rates. Variable interest rate investment and debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% increase in interest rates. We believe such a change would not have a material impact on our cash flows related to these investment and debt arrangements.

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

Changes In Internal Control Over Financial Reporting.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three month period ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the Company’s repurchases of its outstanding Common Stock during the three months ended March 31, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate) Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	—	—	—	2,000,000
February 1, 2005 – February 28, 2005	1,057,800	$8.21	1,057,800	942,200
March 1, 2005 – March 31, 2005	—	—	—	942,200

Total	1,057,800	$8.21	1,057,800	942,200

All repurchases described above were conducted under our stock repurchase program approved by our Board of Directors in January 2005 (the “2005 Program”). We announced the 2005 Program on January 25, 2005. Repurchases under 2005 Program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. The 2005 Program expires on January 21, 2007. Another stock repurchase program, approved by our Board of Directors in January 2003, expired in January 2005. No purchases had been made under such 2003 repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on March 2, 2005, our shareholders voted on a proposal to elect the following nominees as directors and cast their votes as follows:

Shares voted:

Michael W. Hilton	For: 29,860,764	Withheld: 286,911
Jeffrey T. McCabe	For: 29,763,013	Withheld: 384,662

Based on these voting results, both of such nominees were elected to our Board of Directors. The other continuing members of our Board are S. Steven Singh and Robert Finzi (terms expiring in 2006) and Michael J. Levinthal and William W. Canfield (terms expiring in 2007).

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

Dated: May 9, 2005

CONCUR TECHNOLOGIES, INC.

By	/s/ John F. Adair
John F. Adair
Chief Financial Officer