Form 10-Q
period 2005-06-30
CONCUR TECHNOLOGIES INC
filed 2005-08-05
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

Commission file number: 0-25137

CONCUR TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

State of Incorporation: Delaware

I.R.S. Employer I.D. No.: 91-1608052

Address of principal executive offices: 18400 NE Union Hill Road

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2005 was 32,826,908

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2005

Concur® and Concur® Expense, among others, are registered trademarks and/or registered service marks of Concur or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Subscription	$13,861	$10,365	$38,620	$29,239
Consulting	4,438	2,985	11,786	8,212
Other	309	1,107	1,803	3,639

Total revenues	18,608	14,457	52,209	41,090
Expenses:
Cost of operations	7,349	5,922	20,913	16,704
Sales and marketing	4,431	3,663	12,872	10,495
Systems development and programming	2,168	2,177	7,050	6,661
General and administrative	2,701	1,814	7,522	5,145
Amortization of intangible asset	285	285	855	855

Total expenses	16,934	13,861	49,212	39,860

Income from operations:	1,674	596	2,997	1,230
Interest income	69	64	261	167
Interest expense	(1)	(9)	(5)	(24)
Other income (expense), net	(14)	3	(25)	84

Net income:	$1,728	$654	$3,228	$1,457

Net income per share:
Basic	$0.05	$0.02	$0.10	$0.04

Diluted	$0.05	$0.02	$0.09	$0.04

Shares used in calculation of net income per share:
Basic	32,629	32,753	32,870	32,488

Diluted	35,867	36,892	36,340	36,816

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

(Unaudited)

	June 30, 2005	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$14,768	$23,735
Accounts receivable, net of allowances of $639 and $690	11,672	10,277
Prepaid expenses	1,201	1,127
Other current assets	2,995	2,325

Total current assets	30,636	37,464
Property and equipment, net	13,826	5,003
Restricted cash	500	550
Acquired customer base intangible asset, net of amortization	2,375	3,230
Goodwill	3,704	3,704
Deposits and other assets	5,044	2,948

Total assets	$56,085	$52,899

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,860	$1,784
Accrued compensation	1,154	1,664
Other accrued liabilities	1,767	2,461
Current portion of long-term obligations	141	252
Current portion of deferred revenues	13,083	11,576

Total current liabilities	19,005	17,737
Long-term obligations, net of current portion	3,070	—
Long-term deferred revenues, net of current portion	6,676	5,017

Total liabilities	28,751	22,754

Contingencies (Note 3)

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share: Authorized shares – 5,000; No shares issued or outstanding	—	—
Common stock, par value $0.001 per share: Authorized shares – 60,000; Issued and outstanding shares – 32,796 and 32,981	33	33
Additional paid-in capital	233,742	239,778
Accumulated other comprehensive income	89	93
Accumulated deficit	(206,530)	(209,759)

Total stockholders’ equity	27,334	30,145

Total liabilities and stockholders’ equity	$56,085	$52,899

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Nine Months Ended June 30,	Nine Months Ended June 30,
	2005	2004	2005	2004
Operating activities:
Net income	$1,728	$654	$3,228	$1,457
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible asset	285	285	855	855
Depreciation	833	535	2,075	1,344
Leasehold improvements received from a lessor	3,200	—	3,200	—
Provision for allowance for accounts receivable	224	7	446	431
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(601)	(1,372)	(1,853)	(2,019)
Prepaid expenses, deposits, and other assets	(842)	(785)	(2,834)	(1,534)
Accounts payable	620	40	1,055	325
Accrued liabilities	(210)	43	(1,248)	94
Deferred revenues	583	2,264	3,171	3,771

Net cash provided by operating activities	5,820	1,671	8,095	4,724

Investing activities:
Acquisition of leasehold improvements	(3,200)	—	(3,200)	—
Decrease in restricted cash	50	—	50	—
Purchases of property and equipment	(3,014)	(1,608)	(7,697)	(4,209)

Net cash used in investing activities	(6,164)	(1,608)	(10,847)	(4,209)

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	774	343	1,406	1,397
Proceeds from issuance of common stock from employee stock purchase plan	767	755	1,546	755
Payments on repurchases of common stock	(298)	—	(8,987)	—
Proceeds from borrowings	—	—	—	289
Payments on borrowings	—	(235)	(205)	(724)

Net cash provided by (used in) financing activities	1,243	863	(6,240)	1,717

Effect of foreign currency exchange rates on cash and cash equivalents	(96)	(29)	25	111
Net (decrease) increase in cash and cash equivalents	803	897	(8,967)	2,343
Cash and cash equivalents at beginning of period	13,965	23,053	23,735	21,607

Cash and cash equivalents at end of period	$14,768	$23,950	$14,768	$23,950

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$7	$2	$35

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

Unaudited Interim Financial Information

The financial information as of June 30, 2005, and for the three and nine months ended June 30, 2005 and 2004 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The balance sheet information at September 30, 2004 has been derived from our audited financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended September 30, 2004 included in Concur’s 2004 Annual Report on Form 10-K.

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

Leasehold Improvements Received From a Lessor

In September 2004, we entered into a definitive lease agreement for a facility in Redmond, Washington and took occupancy of the premises during the quarter ended June 30, 2005. As part of the agreement, we were provided $3.2 million of leasehold improvements from our lessor. In accordance with “FASB” Technical Bulletin 88-1 (“FTB 88-1”), Issues Relating to Accounting for Leases, we have included these amounts on the balance sheet in “Property and equipment, net”, “Current portion of long-term obligations” and “Long-term obligations, net of current portion”.

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

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), requires companies that choose to continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for stock-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized over the related vesting periods. The estimated fair value of purchases under the ESPP is amortized on a straight line basis over the related purchase periods, ranging from six to twenty-four months. The following table illustrates the effect on net income and related per share amounts if we had accounted for our stock-based compensation plans under the fair value method of accounting prescribed by SFAS 123, as amended:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$1,728	$654	$3,228	$1,457
Add: Stock-based compensation expense, as reported	—	—	—	—
Deduct: Pro forma compensation expense under SFAS 123	(986)	(1,640)	(3,808)	(3,609)

Pro forma net income (loss)	$742	$(986)	$(580)	$(2,152)

Net income (loss) per share:
Basic as reported	$0.05	$0.02	$0.10	$0.04
Diluted, as reported	$0.05	$0.02	$0.09	$0.04
Basic, pro forma	$0.02	$(0.03)	$(0.02)	$(0.07)
Diluted, pro forma	$0.02	$(0.03)	$(0.02)	$(0.07)

We estimate the fair value of our employee stock options and ESPP purchase rights using the Black-Scholes option valuation model, which is one of several methods that can be used to estimate option values. The Black-Scholes model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. Because our employee stock options and purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions, such as stock price volatility, can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options and purchase rights.

We estimated the following fair values of options and rights granted under our stock-based compensation plans at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
Employee and Director Stock Option Plans	2005	2004	2005	2004
Expected life in years from grant date	4.5	4.5	4.1	4.5
Risk-free interest rate	3.9%	2.6%	3.6%	2.6%
Volatility	0.66	0.79	0.68	0.79
Dividend yield	—	—	—	—
Estimated weighted-average fair value	$4.32	$7.15	$4.64	$6.51

	Three Months Ended June 30,		Nine Months Ended June 30,
ESPP	2005	2004	2005	2004
Expected life in years from grant date	1.4	1.3	1.3	1.3
Risk-free interest rate	2.2%	1.3%	2.0%	1.3%
Volatility	0.70	0.78	0.72	0.78
Dividend yield	—	—	—	—
Estimated weighted-average fair value	$5.08	$4.60	$4.68	$4.60

Net Income Per Share

We calculate basic net income per share by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect from stock options, purchase rights, and warrants to purchase common stock during the period, under the treasury stock method. The computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income	$1,728	$654	$3,228	$1,457

Weighted-average shares of common stock outstanding	32,629	32,753	32,870	32,488
Add: Dilutive effect of stock-based compensation plans (1)(2)	3,238	4,139	3,470	4,328

Dilutive weighted-average shares of common stock outstanding	35,867	36,892	36,340	36,816

Net income per share:
Basic	$0.05	$0.02	$0.10	$0.04
Diluted	$0.05	$0.02	$0.09	$0.04

(1)	Shares attributable to outstanding stock options and purchase rights granted under our stock-based compensation plans that were excluded from the calculation of diluted earnings per share because the exercise prices of the such options and rights were greater than or equal to the average price of our common stock, and therefore their inclusion would have been anti-dilutive, totaled 2.4 million for the three and nine months ended June 30, 2005, and 1.3 million and 1.0 million for the three and nine months ended June 30, 2004, respectively.

(2)	Shares attributable to outstanding warrants that were excluded from the calculation of diluted earnings per share because the exercise prices of the warrants were greater than or equal to the average price of our common stock, and therefore, their inclusion would have been anti-dilutive, totaled 1.4 million for both the three and nine months ended June 30, 2005, and 2.5 million for both the three and nine months ended June 30, 2004.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Accounting for Share-Based Payments (“SFAS123(R)”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to apply SFAS 123(R) as of the first annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements beginning with our fiscal year 2006, or October 1, 2005. As a result, we expect to record non-cash, stock based compensation expense, which will have a material effect on our results of operations. For example, in the nine months ended June 30, 2005, had we accounted for stock-base compensation using a fair value method of accounting as defined by the currently effective guidance under SFAS 123, our net income would have been reduced by $3.8 million.

NOTE 2. INTANGIBLE ASSET

Amortization of intangible asset represents the allocation of the acquired customer base intangible asset from our July 2002 acquisition of Captura Software, Inc. The gross and net carrying amounts of the acquired customer base intangible asset at June 30, 2005 and September 30, 2004 were as follows:

(in thousands)	June 30, 2005	September 30, 2004
Acquired customer base intangible asset:
Gross carrying amount	$5,700	$5,700
Accumulated amortization	(3,325)	(2,470)

Acquired customer base intangible asset, net	$2,375	$3,230

The related amortization expense reflected in our results of operations totaled $285,000 and $855,000 for the three and nine months ended, respectively, for both June 30, 2005 and 2004.

Estimated amortization expense for the remaining three months of fiscal 2005 and annually for the remaining estimated useful life is as follows:

Estimated remaining amortization expense (in thousands):
Fiscal 2005	$285
Fiscal 2006	1,140
Fiscal 2007	950

NOTE 3. CONTINGENCIES

Litigation

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. In April 2002, these lawsuits were consolidated along with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In October 2002, the court dismissed the individual present and former officers of Concur named as defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. In February 2003, the presiding judge denied a motion to dismiss all claims. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. We do not believe that the proposed settlement will have any material adverse effect on our business, financial condition, or results of operations. The proposed settlement is expected to be funded by a group of insurers on behalf of the issuer defendants. The proposed settlement agreement would dispose of all remaining claims against us and the individual defendants, without any admission of wrongdoing by us or the individual defendants. The proposed settlement has been preliminarily approved by the court, but remains subject to final approval by the parties and the court. There is no guarantee that the parties or the court will finalize the proposed settlement. Should the parties and the court fail to finalize the proposed settlement, we would continue to defend ourselves vigorously.

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

NOTE 4. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The item of comprehensive income that we currently report is foreign currency translation adjustments as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Net income	$1,728	$654	$3,228	$1,457
Other comprehensive income
Foreign currency translation adjustments	(101)	(52)	(4)	77

Total comprehensive income	$1,627	$602	$3,224	$1,534

NOTE 5. INTERNATIONAL REVENUES

We market our services and products primarily in the United States, Europe and Australia and we operate in a single industry segment. No single customer accounted for more than 10% of our total revenues in the three months or nine months ended June 30, 2005 and 2004, respectively. Information regarding revenues by geographic region for the three and nine months ended June 30, 2005 and 2004, respectively, is as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2005	%	2004	%	2005	%	2004	%
Country:
United States	$16,115	86.6%	$12,705	87.9%	$44,657	85.6%	$35,905	87.4%
Europe	1,569	8.4	1,359	9.4	4,977	9.5	4,066	9.9
Other	924	5.0	393	2.7	2,575	4.9	1,119	2.7

Total revenues	$18,608	100.0%	$14,457	100.0%	$52,209	100.0%	$41,090	100.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We generate our revenues from the delivery of subscription services, consulting services, and, to a lesser extent, the sale of software licenses. Subscription revenues grew from 45% of total revenues in fiscal 2002, to 59% in fiscal 2003, 71% in fiscal 2004 and 74% through the first nine months of fiscal 2005. This growth reflects our strategic shift to emphasize sales of subscription services rather than license software. Generally, our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer. We believe that our strategic shift to the subscription services model provides more stable and predictable revenues and operating results compared to prior years when our license revenues represented a more significant portion of our total revenues. From the time we began selling expense management software in 1996 we offered our products under a traditional software license model. In 1999, we began offering Concur Expense as a subscription service and, since that time, we have increasingly focused our business on providing our solutions under a subscription delivery model. We continue to sell licensed software and support license customers as part of our standard offerings.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004

Selected Financial Data

In the following table, we show financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated. The operating results for the periods shown are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Subscription	74.5%	71.7%	74.0%	71.2%
Consulting	23.8	20.6	22.5	20.0
Other	1.7	7.7	3.5	8.8

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Cost of operations	39.5	41.0	40.1	40.7
Sales and marketing	23.8	25.3	24.7	25.5
Systems development and programming	11.7	15.1	13.5	16.2
General and administrative	14.5	12.5	14.4	12.5
Amortization of intangible asset	1.5	2.0	1.6	2.1

Total expenses	91.0	95.9	94.3	97.0

Income from operations	9.0	4.1	5.7	3.0
Interest income	0.4	0.4	0.5	0.4
Interest expense	(0.0)	(0.0)	(0.0)	(0.1)
Other income, net	(0.1)	0.0	0.0	0.2

Net income	9.3%	4.5%	6.2%	3.5%

Results of Operations

Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Subscription	$13,861	$10,365	33.7%	$38,620	$29,239	32.1%
Consulting	4,438	2,985	48.7%	11,786	8,212	43.5%
Other	309	1,107	(72.1)%	1,803	3,639	(50.5)%

Total revenues	$18,608	$14,457	28.7%	$52,209	$41,090	27.1%

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

Subscription revenues increased $3.5 million or 33.7% for the three months ended June 30, 2005, compared to the same period in fiscal 2004 and $9.4 million or 32.1% for the nine months ended June 30, 2005, compared to the year earlier period. Revenues from our subscription services (total subscription revenues excluding revenue from the amortization of fees paid for software maintenance services under software license arrangements) contributed approximately 95% of the absolute dollar increase in subscription revenues for the three and nine months ended June 30, 2005, compared to the same periods in fiscal 2004. Continued expansion of our customer base for subscription services was the main reason for the increase. The larger customer base reflects a trend of increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion relates primarily to the market’s continued and growing acceptance of outsourced services, driven in part by limited information technology capital budgets. We believe these economic trends make traditional self-hosted software license arrangements, with their substantial up-front costs, less attractive than subscription services.

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

The $1.5 million or 48.7% increase in consulting revenues for the three months and $3.6 million or 43.5% increase for the nine months ended June 30, 2005, compared to the same periods in fiscal 2004, were primarily due to increased consulting services performed for existing customers upgrading to the latest version of our on-premise license software in the three quarters ended June 30, 2005 and to a lesser degree, new on-premise license customers. These increases were offset in part by the deferral of revenues totaling approximately $0.6 million during the nine months ended June 30, 2005, related to consulting services performed under contracts through certain strategic resellers, which are required to be recognized ratably over the remaining life of the contracts.

We anticipate that consulting revenues for the fourth quarter of fiscal 2005 be relatively unchanged from the third quarter, but will be higher compared to the fourth quarter of fiscal 2004, based on the expected demand for our services and the timing of upgrades and enhancements to our solutions.

Other Revenues. Other revenues consist of fees earned from sales of our software licenses.

Other revenues decreased approximately $0.8 million or 72.1% for the three months ended June 30, 2005, and $1.8 million or 50.5% for the nine months ended June 30, 2005, compared to the same periods in fiscal 2004. This decrease reflects the market’s continued shift in focus to our subscription services away from license sales. In addition, during the first three months of fiscal 2005, we eliminated $0.2 million of sales return reserve for potential license claims because, as the volume of license sales continues to decline, we believe any such claims are unlikely to be material.

We continue to expect other revenues to be volatile from quarter to quarter and for the absolute dollar value of other revenues to decrease in fiscal 2005, compared to fiscal 2004, reflecting overall market trends toward subscription services over licensed software and the varying frequency and size of license transactions closed in any given period.

International Revenues. Revenues from customers outside the United States were $2.5 million (13.4% of total revenues) and $1.8 million (12.1% of total revenues) in the three months ended June 30, 2005 and 2004, respectively, and

$7.6 million (14.5% of total revenues) and $5.2 million (12.6% of total revenues) for the nine months ended June 30, 2005 and 2004, respectively. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Cost of operations	$7,349	$5,922	24.1%	$20,913	$16,704	25.2%
Sales and marketing	4,431	3,663	21.0%	12,872	10,495	22.6%
Systems development and programming	2,168	2,177	(0.4)%	7,050	6,661	5.8%
General and administrative	2,701	1,814	48.9%	7,522	5,145	46.2%
Amortization of intangible assets	285	285	0.0%	855	855	0.0%

Total expenses	$16,934	$13,861	22.2%	$49,212	$39,860	23.5%

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

Cost of operations expenses represented 39.5% of total revenues for the three months and 40.1% of total revenues for the nine months ended June 30, 2005 compared to 41.0% and 40.7% for the same periods in fiscal 2004, respectively. Total salaries and related expenses and allocated overhead costs increased 30.7% or $1.3 million for the three months ended and 31.8% or $3.9 million for the nine months ended June 30, 2005 compared to the same periods in fiscal 2004, due primarily to increased headcount. Co-location and related telecommunications costs decreased 15.2% or $0.1 million for the three months and 18.3% or $0.4 million for the nine months ended June 30, 2005 compared with the same periods in fiscal 2004. This decrease was due primarily to an improvement in the negotiated cost of such services. Fees paid to third parties for referrals, resale arrangements, and royalties increased 14.3% or $0.1 million for the three months and 17.5% or $0.2 million for the nine months ended June 30, 2005, compared with the same periods in fiscal 2004, respectively. This increase was due an increase in the amount of business generated through reseller partners for subscription-based sales.

Through the remainder of fiscal 2005, we expect cost of operations expenses to continue to trend down as a percentage of total revenues as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars as we continue to deploy and support additional new customers.

Sales and Marketing. Sales and marketing expenses consist of salaries and related expenses (including sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel, and, to a lesser extent, miscellaneous sales and marketing costs, such as advertising, trade shows, and other promotional activities.

Sales and marketing expenses were 23.8% of total revenues for the three months and 24.7% for the nine months ended June 30, 2005 compared with 25.3% and 25.5% for the same periods in fiscal 2004, respectively. Total sales and marketing expenses increased approximately $0.8 million or 21.0% for the three months and $2.4 million or 22.6% for the nine months ended June 30, 2005, compared with the same periods in fiscal 2004, respectively. The increases in the three and nine month periods ending June 30, 2005, compared to the same periods in 2004, was mainly due to a 19.7% or $0.7 million and 21.8% or $2.2 million, respectively, increase in salaries and related expenses and allocated overhead costs, driven primarily by headcount increases, as well as increases of 47.8% or $0.1 million and 36.0% or $0.2 million, respectively, in costs for advertising, trade shows and other promotional activities.

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

Systems development and programming costs were 11.7% of total revenues for the three months and 13.5% for the nine months ended June 30, 2005, compared to 15.1% and 16.2% for the same periods in fiscal 2004, respectively. Systems development and programming costs recognized were flat for the three months and increased $0.4 million or 5.8% for the nine months ended June 30, 2005, compared to the same periods in fiscal 2004, respectively. This increase was nearly all due to increased salaries and related expenses.

In response to growing demand for our subscription services, we have increased the amount of resources focused on the development and programming of internal-use software used to provide these services. Under generally accepted accounting principles, costs for corporate software developed or obtained for internal use are required to be capitalized and amortized over their useful lives. Internal-use software costs capitalized increased $0.5 million for the three months and $1.3 million for the nine months ended June 30, 2005, compared to the same periods in fiscal year 2004.

We anticipate that total systems development and programming costs in fiscal 2005 will increase moderately compared to fiscal 2004 as we strategically allocate resources to product innovation and enhancement.

General and Administrative. General and administrative expenses consist of salaries and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal, information technology, facilities, and, to a lesser extent, miscellaneous costs, such as professional fees and public company regulatory compliance costs.

General and administrative expenses were 14.5% of total revenues for the three months and 14.4% for the nine months ended June 30, 2005, compared to 12.5% for the same periods in fiscal 2004. General and administrative expenses increased approximately $0.9 million or 48.9% for the three months and $2.4 million or 46.2% for the nine months ended June 30, 2005, compared to the same periods in fiscal 2004. Excluding the impact of a $0.3 million charge in the first quarter of fiscal 2005 for previously capitalized costs related to an acquisition that we had been evaluating but chose not to pursue, general and administrative expenses increased $2.1 million or 40.4% for the nine months ended June 30, 2005, over the same period in fiscal 2004. This increase was primarily due to a 34.5% or $1.5 million increase in headcount and related expenses and allocated overhead costs, driven primarily by headcount increases related to the growth of our business, and a 117.8% or $0.9 million increase in miscellaneous costs due in part to larger legal and accounting fees and costs of public company regulatory compliance.

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

Interest Income and Interest Expense

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Interest income	$69	$64	7.8%	$261	$167	56.3%
Interest expense	1	9	(88.9)%	5	24	(79.2)%

Interest Income and Interest Expense. The increase in interest income in the three months and nine months ended June 30, 2005 compared to the same periods in fiscal 2004 reflects higher short term interest rates and higher levels of interest-earning cash and cash equivalent investments. The decrease in interest expense in the three and nine months ended June 30, 2005, compared to the same periods in the fiscal 2004 was due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes. No provision for federal or state income taxes has been recorded as we have accumulated significant net losses since inception, resulting in deferred tax assets. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets.

Financial Condition

Our total assets were $56.1 million at June 30, 2005 and $52.9 million at September 30, 2004, representing an increase of $3.2 million or 6.0%. This increase was primarily due to lessor provided tenant improvements totaling $3.2 million associated with the build out of our new headquarters facility. Our cash and cash equivalents totaled $14.8 million at June 30, 2005 and $23.7 million as of September 30, 2004, representing a decrease of $8.9 million, or 37.8%. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Net property and equipment increased to $13.8 million at June 30, 2005 from $5.0 million at September 30, 2004, with the largest increase due to the $3.2 million of lessor provided tenant improvements, additional purchases of leasehold improvements, computer equipment and software and investment in software used internally, with the latter two primarily attributable to our subscription services offerings.

Accounts receivable balances, net of allowances of $0.6 million and $0.7 million, were $11.7 million and $10.3 million as of June 30, 2005 and September 30, 2004, respectively, representing an increase of $1.4 million or 13.6%. The reduction in the allowance for the period of $0.1 million was the result of improved collections experience.

Our total current liabilities were $19.0 million and $17.7 million at June 30, 2005 and September 30, 2004, respectively, representing an increase of $1.3 million, or 7.2%. This increase was mainly due to additional accounts payable and an increase in the current portion of deferred revenues totaling $2.6 million offset in part by a decrease of $0.7 million in other accrued liabilities. Total deferred revenues, including both current and long term, increased by $3.2 million to $19.8 million at June 30, 2005 from $16.6 million at September 30, 2004. This increase resulted from the growth in our customer base for our subscription services offerings over the period.

Our common stock and additional paid in capital totaled $233.8 million at June 30, 2005, compared to $239.8 million at September 30, 2004, a decrease of $6.0 million, or 2.5%. The decrease was primarily due to our repurchase of common stock during the six months ended June 30, 2005, offset in part by proceeds received from the exercise of stock options under our stock based compensation plans and purchases of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of June 30, 2005 consisted principally of cash and cash equivalents totaling $14.8 million. We have a revolving credit line and equipment purchase facility available, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our subscription and license customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, and systems development and programming costs. Operating activities provided $5.8 million and $1.7 million in the three months ended June 30, 2005 and 2004, respectively, and $8.1 million and $4.7 million for the nine months ended June 30, 2005 and 2004, respectively. Cash provided by operating activities for both the three and nine months ended June 30, 2005, included the $3.2 million of lessor provided tenant improvements associated with the build out of our new facility.

Our investing activities used $6.2 million and $1.6 million in the three months ended June 30, 2005 and 2004, respectively, and $10.9 million and $4.2 million for the nine months ended June 30, 2005 and 2004, respectively. Investing activities for both the three and nine months ended June 30, 2005, also included the $3.2 million of lessor provided tenant improvements associated with the build out of our new facility. Purchases of property and equipment comprised the remaining total amount in all periods and consisted mainly of computer equipment and software purchases, leasehold improvements, as well as amounts capitalized for the development of software used internally, as described in more detail in “Results of Operations – Expenses – Systems Development and Programming Costs” above.

Our financing activities provided $1.2 million and $0.9 million in the three months ended June 30, 2005 and 2004, respectively, and used $6.2 million and provided $1.7 million for the nine months ended June 30, 2005 and 2004, respectively. Proceeds from financing activities during these periods consisted mainly of cash received from employee stock option exercises and employee stock purchase plan activities, which we do not directly control. Payments of $0.3 million and $9.0 million for the repurchase of common stock, as described in more detail below, comprised the majority of cash outflows from financing activities for the three and nine months ended June 30, 2005, respectively. Scheduled payments made on loans accounted for the remaining cash outflows from financing activities for the nine months ended June 30, 2004.

In March 2002, we entered into a loan and security agreement (“Loan Agreement”) with a bank for a $1.0 million equipment credit facility (“Term I Advance”). The Loan Agreement for the Term I Advance allowed for borrowings in the amount of actual equipment purchases made through December 2002. As of June 30, 2005, there was no outstanding indebtedness under the Term I Advance.

In September 2002, we amended the terms of the Loan Agreement to add Captura as a borrower, and to include an additional term loan (“Term II Advance”) of $0.4 million, with the proceeds used to refinance certain indebtedness owed by Captura to another creditor. As of June 30, 2005, there was no outstanding indebtedness under the Term II Advance.

In September 2003, we amended the terms of the Loan Agreement to add a revolving line of credit (“Revolver”) in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, with interest at the bank’s prime rate. Any advances under the Revolver became due and payable on September 23, 2004. In September 2004, we amended the Loan Agreement to extend the Revolver’s availability to June 30, 2005, at which time any advances became due and payable. In May 2005, we amended the Loan Agreement to extend the Revolver’s availability to May 30, 2006, at which time any advances become due and payable. The other terms of the Revolver remain the same. There were no amounts borrowed under the Revolver at June 30, 2005.

We also amended the terms of the Loan Agreement in September 2003 to add an additional equipment facility (“Term III Advance”) for advances in the amount of actual equipment purchases up to $1.0 million through September 2004, with interest at the bank’s prime rate, maturing in September 2006. In September 2004 we amended the Loan Agreement to extend the Term III Advance’s availability to June 30, 2005, with any amounts borrowed due on June 30, 2007. The other terms of the Term III Advance remain the same. There were no amounts borrowed under the Term III Advance at June 30, 2005.

In May 2005, we amended the terms of the Loan Agreement to add an additional equipment facility (“Term IV Advance”) for advances in the amount of actual equipment purchases up to $2.5 million through May 30, 2006, with interest at the bank’s prime rate, maturing on May 30, 2008. There were no amounts borrowed under the Term IV Advance at June 30, 2005.

In March 2004, we entered into an arrangement to finance the premium for our current directors’ and officers’ liability insurance policy. The loan under this financing agreement bore interest at 5.4% per annum and matured in December 2004.

In January 2003, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to one million shares of our outstanding common stock over a two-year period expiring in January 2005. We did not repurchase any shares under this program. In January 2005, our Board of Directors authorized a new stock repurchase program, under which we are authorized to repurchase up to two million shares of our outstanding common stock over a two-year period expiring in January 2007. Stock repurchases under the 2005 stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. During the quarter ended June 30, 2005, we repurchased and retired 36,694 shares of our outstanding stock under the 2005 repurchase program, leaving a balance of 905,506 shares remaining eligible for repurchase.

We do not use derivative financial instruments.

We believe our cash and cash equivalents, amounts available under our equipment credit facilities and revolving line of credit, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs and capital expenditures for at least the next 12 months. In the longer term, or if we decide to acquire assets or businesses, we may require additional funds and may seek to raise such additional funds through private or public sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means. There can be no assurances that any such funds will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to apply SFAS 123(R) as of the first annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements beginning with our fiscal 2006. As a result, we expect to record non-cash, stock-based compensation expense, which will have a material effect on our results of operations. For example, in the nine months ended June 30, 2005, had we accounted for stock-based compensation using a fair value method of accounting as defined by the currently effective guidance under SFAS 123, our net income would have been reduced by $3.8 million (see Note 1 to our financial statements included herein).

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

Because Sales Of Our Concur Expense Solutions, Account For More Than 95% Of Our Total Revenues, A Material Decrease In Demand For These Solutions Would Substantially Harm Our Results Of Operations.

We generated more than 95% of our total revenues for the three and nine months ended June 30, 2005, and for all of fiscal 2004, from our Concur Expense services and software. We expect such services and software to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of our Concur Expense solutions, and our revenues would decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop expense management products that achieve greater market acceptance, or we do not keep up with technological advancements in software platforms, delivery models or product features. There can be no assurance that our services and software solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

We Depend On A Subscription Service Business Model That Has A Limited History And Continues To Evolve, Which Makes Our Business Operations and Prospects Difficult to Evaluate.

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

We began offering our software as a service on an outsourced basis over the Internet in 1999. Our subscription services delivery models have continued to evolve, and we anticipate that our future financial performance and revenue growth will depend, in large part, upon the growth of our subscription services. Our subscription revenues represented 74% of total revenues in the three and nine months ended June 30, 2005, and we depend substantially on outsourced subscription services delivery models for our anticipated revenues and cash flows. We believe that subscription revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced subscription services delivery models. As a result, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to evaluate.

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

If our subscription services business does not grow sufficiently, our cost of revenues may exceed such revenues, which could harm our operating results. Our costs of providing subscription services are relatively fixed in the short-term, so we may not be able to adjust our expenses quickly enough to offset any potential slowdown in subscription sales. In addition, the cycle for implementing our subscription services can be unpredictable because our services must be integrated with a customer’s existing systems. Any delays in implementation may prevent us from recognizing subscription revenue for indeterminate periods of time, even when we have already incurred costs relating to the implementation of our subscription services. Further, we may experience unanticipated increases in costs associated with providing our subscription services and software maintenance services to customers over the term of our customer contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our subscription services contracts contain cancellation provisions, and, if cancelled, could result in us recognizing substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription or maintenance agreement prior to the end of its term, or if we are unable to renew such an agreement at the end of its term, our operating results in future periods could be substantially harmed.

We Depend On Consulting Revenues, Which May Fluctuate Or Decline.

Our consulting revenues represented 24% and 23% of total revenues in the three and nine months ended June 30, 2005, respectively. We anticipate that consulting revenues will continue to represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Our consulting revenues could fluctuate or decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

We Face Significant Competition From Companies That Have Longer Operating Histories And Greater Resources Than We Do, And If We Fail To Compete Effectively, Our Business Will Suffer.

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

We Depend Upon Strategic Relationships With Third Parties And If We Cannot Continue To Sustain And Develop These Relationships, Our Revenues Will Decline.

We depend on strategic reseller and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, telesales, and internal marketing efforts. If we were unable to maintain our existing strategic relationships or enter into additional strategic relationships, we would have to devote substantially more resources to the distribution, sales, and marketing of our products and services, which would increase our costs and decrease our revenues. Our success depends in part on the ultimate success of our strategic reseller and referral partners and their ability to market our products and services successfully. Our existing strategic referral partners are not obligated to refer any potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

If Our Customers Have Concerns Over The Scalability Or Security Of Our Products, They May Not Continue To Buy Our Products And Our Revenues Will Decline.

If customers determine that our subscription services offerings are not sufficiently scalable, do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use or if, for any other reason, our customers decide not to accept our subscription services for use, our business will be harmed. As part of our subscription services, we receive credit card, travel booking, employee, purchasing, supplier, and other financial and accounting data, through the Internet or extranets, and there can be no assurance that this information will not be subject to computer break-ins, theft, and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, damage to our reputation, or otherwise harm our business.

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

Interruption Of Our Operations Could Prevent Us From Delivering Our Products And Services To Our Customers, Which Could Significantly Harm Our Business.

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

Our Reported Financial Results May Be Adversely Affected By Changes In Accounting Principles Generally Accepted In The United States.

GAAP is subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC, and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In particular, revenue recognition rules for software and service companies are complex and require significant interpretation by us. Changes in circumstances, interpretations, or accounting principles or guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” above regarding our critical revenue recognition policies. Further, we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the fair market value of our common stock on the grant date. However, in December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to apply SFAS 123(R) as of the first annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements beginning with our fiscal year 2006, or October 1, 2005. As a result, we expect to record non-cash , stock based compensation expense, which will have a material effect on our results of operations. For example, in the nine months ended June 30, 2005, had we accounted for stock-base compensation using a fair value method of accounting as defined by the currently effective guidance under SFAS 123, our net income would have been reduced by $3.8 million (see Note 1 to our financial statements included herein).

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

The Growth Of The International Component Of Our Business Subjects Us To Additional Risks Associated With Foreign Operations.

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $2.5 million and $1.8 million, for the three months ended June 30, 2005 and 2004, respectively, and $7.6 million and $5.2 million for the nine months ended June 30, 2005 and 2004, respectively. These international operations are subject to a number of difficulties and special costs, including:

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

Our international operations also face foreign currency-related risks. To date, most of our revenues have been denominated in United States dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. We currently do not engage in foreign exchange hedging activities and, therefore, our international revenues and expenses are currently subject to the risks of foreign currency fluctuations. In addition, our ability to expand into international markets will depend on our ability to develop and support services and products that incorporate the tax laws, accounting practices, and currencies of applicable countries.

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

Our Quarterly Revenues And Operating Results May Fluctuate In Future Periods And We May Fail To Meet Expectations Of Investors And Public Market Analysts, Which Could Cause The Market Price Of Our Common Stock To Be Volatile or To Decline.

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

Software License Revenues Are Volatile, Which Makes Our Operating Results Difficult To Forecast.

Our software license revenues represented 2% and 3% of total revenues in the three and nine months ended June 30, 2005, respectively. While software license revenues are diminishing as a percent of total revenues, they continue to contribute to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Further, we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. The continuing weakness of capital spending for enterprise software contributes to the length and unpredictability of our sales cycle for licensed products, making related revenues more difficult to predict and subjecting our operating results to greater volatility on a quarter over quarter basis.

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

If Our Products And Services Do Not Keep Pace With Technological Change, Our Sales Could Decline And Our Business Could Be Harmed.

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

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement agreement would dispose of all remaining claims against us and the individual present and former officers of Concur named as defendants, without any admission of wrongdoing by us or the individual defendants. The proposed settlement has been preliminarily approved by the court, but remains subject to final approval by the parties and the court. There is no guarantee that the parties or the court will finalize the proposed settlement. Should the parties and the court fail to finalize the proposed settlement, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

If We Fail To Attract And Retain Qualified Personnel, Our Business Could Be Harmed.

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

Interest Rate Risk. We have borrowing arrangements with variable rates of interest. There are no amounts outstanding at June 30, 2005 under such arrangements. We also maintain cash in highly liquid investment vehicles including money market accounts, which bear interest at variable overnight or short term rates. Variable interest rate investment and debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% increase in interest rates. We believe such a change would not have a material impact on our cash flows related to these investment and debt arrangements.

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

Changes In Internal Control Over Financial Reporting.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three month period ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. In April 2002, these lawsuits were consolidated along with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In October 2002, the court dismissed the individual present and former officers of Concur named as defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. In February 2003, the presiding judge denied a motion to dismiss all claims. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. We do not believe that the proposed settlement will have any material adverse effect on our business, financial condition, or results of operations. The proposed settlement is expected to be funded by a group of insurers on behalf of the issuer defendants. The proposed settlement agreement would dispose of all remaining claims against us and the individual defendants, without any admission of wrongdoing by us or the individual defendants. The proposed settlement has been preliminarily approved by the court, but remains subject to final approval by the parties and the court. There is no guarantee that the parties or the court will finalize the proposed settlement. Should the parties and the court fail to finalize the proposed settlement, we would continue to defend ourselves vigorously.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the Company’s repurchases of its outstanding Common Stock during the three months ended June 30, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 – April 30, 2005	—	$—	—	942,200
May 1, 2005 – May 31, 2005	36,694	8.12	36,694	905,506
June 1, 2005 – June 30, 2005	—	—	—	905,506

Total	36,694	$8.12	36,694	905,506

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

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.01	1998 Employee Stock Purchase Plan, As Amended	8-K	000-25137	4-28-2005	10.01	X
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: August 5, 2005

CONCUR TECHNOLOGIES, INC.

By	/s/ John F. Adair
John F. Adair
Chief Financial Officer