Form 10-K
period 2005-09-30
CONCUR TECHNOLOGIES INC
filed 2005-12-14
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock as of November 30, 2005 was 33,325,779.

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2005 was approximately $250 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of registrant’s fiscal year ended September 30, 2005, are incorporated by reference into Part III.

CONCUR TECHNOLOGIES, INC.

FORM 10-K

SEPTEMBER 30, 2005

PART I

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains many such forward-looking statements. These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described in this report under Risk Factors, and in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our other SEC filings after the date of this report. The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

ITEM 1. BUSINESS

Overview

Concur Technologies, Inc. is a leading provider of business services and software solutions that automate processes involved in the management of corporate expenses. Our core purpose is to use innovation to help our customers drive down their costs associated with corporate expense management. Our solutions are designed to automate and streamline corporate expense reimbursement processes, reduce operating costs, improve internal controls, and enable businesses to apply greater insight to their spending patterns through comprehensive analytics.

Our flagship product is our Concur® Expense solution, consisting of services and software for automating the travel and entertainment expense management process. We also offer value-added services and software that are integrated with Concur Expense, as well as consulting, customer support and training for our customers.

We offer our solutions under flexible delivery models that range from highly-configurable to standardized. We sell our solutions primarily as subscription services and, to a lesser extent, through our on-premises license agreements. We market and sell our solutions worldwide through our direct sales organization and indirect distribution channels such as strategic resellers.

We were incorporated in the state of Washington in 1993 and commenced operations during 1994. We reincorporated in the State of Delaware and completed our initial public offering of common stock in 1998. Our executive offices are located at 18400 NE Union Hill Road, Redmond, Washington 98052 and our telephone number is (425) 702-8808.

The Corporate Expense Management Market

We call the marketplace for products and services that automate and streamline processes involved in the management of corporate expenses the “Corporate Expense Management” market. We believe two major trends continue to drive customer demand in this market:

•	the pressure for businesses to reduce operating costs and improve operational efficiency; and

•	the need for businesses to comply with new government regulations.

Companies constantly seek to reduce costs and improve operational efficiency in their businesses. We believe that next to payroll, corporate travel and entertainment expense is the second-largest controllable expense within an organization. However, for most companies, the management of corporate expenses still involves manual, paper-based processes that are time-consuming, inefficient, costly and prone to error. Automating the expense management process can result in significant cost savings. According to a 2002 study conducted by the Aberdeen Group, an information technology market analysis firm, companies that automate the expense management process can drive down the average cost to prepare and process an expense report from $48 per expense report to less than $18 per report. In addition to direct cost savings of this nature, our customers leverage the data collected throughout the expense reporting process to ensure contract compliance and negotiate more favorable terms with vendors.

To increase cost savings and operational efficiency, many companies outsource business processes rather than operating them in-house. We believe this is a growing trend. To meet demand, we offer flexible delivery models for Concur Expense and related solutions, including our subscription services delivery model, which can offer distinct advantages compared to traditional software licensing, as discussed in Our Corporate Expense Management Solutions below.

Companies are also seeking new and improved ways to improve the reliability of their financial data and ensure the soundness of their internal controls, particularly since the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. Public companies are now required to establish and maintain appropriate internal control over financial reporting, which must be attested to by both the company’s management and its independent auditor. Our solutions allow our customers to automate much of the corporate expense management process and enhance the reporting of captured information, improving the reliability of financial data and enhancing visibility into financial processes to reduce the potential for fraud and improve compliance with these new governmental requirements.

Our Corporate Expense Management Solutions

Our Corporate Expense Management solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns through comprehensive analytics. These solutions include:

•	Concur Expense services and software for travel and entertainment expense management; and

•	Value-added services and software that integrate with Concur Expense, such as Concur Vendor Payment Request™, Concur Imaging Service™, Concur Business Intelligence™, Concur Offline Access™, Concur Benchmarking Service™, and Concur Compliance Solution™.

Our solutions have the potential to benefit many groups within an enterprise. For corporate management, our solutions can reduce the amount of time required to administer, manage, and process expense reports and payment requests, thereby increasing productivity and reducing operating costs. They also enable management to access information for purposes of internal controls compliance, trend analysis, vendor negotiation, and financial planning. For employees, our products provide intuitive, easy-to-use interfaces for the creation of expense reports and payment requests, which reduce the amount of time required to create these documents.

Our solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives for businesses of all sizes worldwide. To meet these needs, we offer flexible delivery models that range from highly-configurable to standardized. We primarily deliver our solutions through our subscription services delivery models and, to a lesser extent, through our on-premises license delivery models.

We provide our subscription services over the Internet or over a dedicated telecommunications connection, enabling our customers to outsource corporate expense management functions. Revenues from our subscription service offerings produced 74% of our total revenues in fiscal 2005. Our subscription services model offers distinct advantages to customers compared to traditional software licensing. Subscription customers pay for our services with a one-time set up fee and recurring usage fees, reducing the financial risk of large up-front costs and maintenance associated with traditional on-premises enterprise software licensing. In addition, because our services are provided on an outsourced basis, we, as the service provider, are responsible for procuring and managing the hardware infrastructure necessary to perform the service and for delivering reliable, secure, and scalable performance, which reduces the impact on the customer’s internal information technology organization. We have engaged third-party facility providers to provide the hosting facilities and related infrastructure for our subscription services. These outsourcing facilities are located in several locations in the United States and the United Kingdom. We also retain third-party telecommunications providers to provide Internet and direct telecommunications connections for our services.

We also license our software to customers that want highly-configurable solutions that are typically installed at the customer’s premises on customer-furnished equipment, managed by the customer, and accessed over a corporate Intranet. Revenues from our license offerings produced 4% of our total revenues in fiscal 2005.

Concur Expense Solutions

Our flagship Concur Expense solution is designed to automate, simplify, reduce the costs of, and improve internal controls associated with, the travel and entertainment expense management process. Concur Expense automates each step of the expense management process, from expense report preparation and approval to business policy compliance, reimbursement, and data analysis. Concur Expense provides the process and information for management to reduce manual processing, improve internal controls, increase business policy compliance, speed up reimbursement, and increase expense report accuracy.

Our intuitive, easy-to-use interface makes the creation of expense reports fast, while reducing errors and improving policy compliance. Corporate charge or credit card information can be used to automatically populate the expense report with key information, such as transaction date, type, vendor, location, method of payment, amount, and currency conversion. Customers determine how expense reports should be processed based on customizable workflow rules, and how to route reports for approval based on cost center, dollar limit, or other criteria. Items that are not compliant with corporate policy can be flagged for review, allowing approvers to reduce review time. Once approved, the report is forwarded to the next phase in the process or to the customer’s accounting department, and the user is notified of the action.

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

Value-Added Solutions

We provide value-added services and software that are fully integrated with Concur Expense. Our primary value-added services and software are:

Concur Vendor Payment Request.    Concur Vendor Payment Request is designed to automate, simplify, and reduce the costs associated with the process of entering, approving, and managing non-purchase order vendor payments. It enables companies to streamline payment requests, facilitating flexible approval processes and automatic updating of accounts payable systems. The combination of increased productivity and availability of valuable data for improved cost management derived from Concur Payment can generate cost savings for our customers.

Concur Imaging Service.    Concur Imaging Service provides companies with the ability to capture, store, archive, and retrieve employee receipts and vendor invoices electronically. This enables our Concur Expense customers to reduce the costs of handling paper receipts and invoices. Faxed receipts and invoices can be viewed electronically and are available online throughout the approval, payment, and audit processes.

Concur Business Intelligence.    We offer various business intelligence reporting solutions to give customers enhanced reporting capabilities for the data gathered by our Concur Expense solutions. For example, Concur Analysis Service™ provides customers a way to analyze expense data and enabling them to save money by managing spending more effectively and transforming captured data into information that can be used for effective decision-making. In addition, through our strategic relationship with Cognos Inc., a leading global provider of business intelligence solutions, we offer additional reporting solutions to meet the reporting needs of our customers.

Concur Offline Access.    Concur Total Access enables users to enter expense report data when disconnected from the Internet by laptop or desktop computing devices.

Concur Benchmarking Service.    Concur Benchmarking Service enables customers to benchmark their travel spending so travel-related costs can be better controlled and actual spend data can be used to leverage better rates with vendors.

Concur Compliance Solution.    Concur Compliance Solution provides customers with enhanced fraud detection capabilities. For example, our Concur Transaction Assessment Module™ provides fraud detection capability to customers by building tests into the software to recognize patterns in the data, including excessive and duplicate claims and threshold amounts. This helps our customers reduce the potential for expense-related fraud and comply with the internal controls reporting and certification requirements of the Sarbanes-Oxley Act.

Client Services

Our client services organization offers consulting, customer support, and training services in connection with our Corporate Expense Management solutions. Consulting and other client services fees represented 23% of total revenues in fiscal 2005.

Consulting.    We offer consulting services in connection with implementation of our solutions to assist customers in maximizing their return on investment. Leveraging industry best practices and our direct experience, our consulting staff meets with customers prior to implementation to review existing business processes and information technology infrastructure, and provides advice on ways to improve these processes. Our consultants also install, configure, and test our applications, integrate them with customers’ existing systems, and assist with enterprise-wide deployment strategies. After deployment, our consultants continue to work with customers to identify additional opportunities to further improve their return on investment.

Customer Support.    We provide customer support as well as new releases and updates of our services and software through our CustomerOne Services support program. Under this program, we provide telephone and Internet support, including online case entry and review, access to technical information documents, and technical tips. We also provide new releases and updates of our services and software for customers who subscribe to our CustomerOne Services program. Our CustomerOne Services program is typically included as part of our subscription service offerings. Most license customers subscribe for the first year of the CustomerOne Services program at the time they license an application. After the expiration of the one-year subscription period, support is typically renewable on an annual basis.

Training Services.    We offer a variety of flexible training programs for our services and software, all designed to assist our customers with managing their transition to our products and services. These programs are tailored to particular user groups, such as administrators, help desk personnel, or trainers.

Customers

We have sold our products and services to more than 2,000 companies in over 60 countries, including 6 of the top 10 Global 100 companies and 29 of the top 100 Fortune 1000 companies. Our customers range from large global public companies with more than 100,000 employees to smaller, single-location private companies. No single customer accounted for more than 10% of our total revenues in fiscal 2005, 2004 or 2003.

Sales and Marketing

We market and sell our solutions worldwide through our direct sales organization and through indirect distribution channels such as our strategic reseller and referral partners.

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

Product Development

Our systems development and programming organization is responsible for developing new services and software as well as enhancing our existing services and software. We believe that a technically skilled and productive software engineering organization will continue to be important for the success of our new product offerings. We employed approximately 70 people in systems development and programming as of September 30, 2005. Systems development and programming expenses recognized were $9.3 million, $8.8 million, and $10.4 million in fiscal 2005, 2004, and 2003, respectively and included $0.6 million, $0.1 million and $0 of amortization of internal use software for 2005, 2004 and 2003, respectively.

We have a well-defined software development methodology that we believe allows us to deliver products that satisfy business needs and meet commercial quality expectations. Our research and development group teams with our marketing department to further understand market needs and requirements. We also use independent development firms or contractors, as needed, to expand the capacity and technical expertise of our internal research and development team. From time to time, we license third-party technology that is incorporated into our products.

Intellectual Property Rights

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. For example, to protect our proprietary information, we enter into license agreements with our customers and nondisclosure agreements with certain of our employees, consultants, corporate partners, customers, and prospective customers, which include restrictions on the disclosure, use, and transfer of our proprietary information. We also employ various physical security measures to protect our software source codes, technology, and other proprietary information. Currently, we do not own any issued patents or have any patent applications pending.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. We provide our licensed customers with access to object code versions of our software, and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Although we are unable to determine the extent to which piracy of our software products exists, we believe that software piracy is a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition.

We own trademarks and registered trademarks with respect to our various products and attempt to ensure we protect all necessary intellectual property rights. Concur, the Concur logo, Concur Expense, Concur Vendor Payment Request, Concur Imaging Service, Concur Business Intelligence, Concur Analysis Service, Concur Offline Access, Concur Compliance Solution, Concur Transaction Assessment Module, and Concur Benchmarking Service are trademarks or registered trademarks of Concur Technologies, Inc. Other names or brands appearing in this report may be claimed as the property of others. Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

Competition

The market for our business services and software solutions is highly competitive and subject to rapid change. Our principal direct competition comes from independent vendors of Corporate Expense Management services and software, and from financial institutions and providers of ERP software that sell, along with their other products and services, offerings similar to ours. These competitors include, but are not limited to, American Express, Bank of America, Geac Computer Corporation, Gelco Information Network, IBM, JD Edwards, Necho

Systems Corporation, Oracle Corporation, OneMind Connect, Inc., Outtask, Inc., SAP AG, and Wells Fargo Bank. Many of our competitors have longer operating histories, greater financial and other resources, greater name recognition, larger numbers of total customers for their products and services, and well-established relationships with our current and potential customers. We also expect to face competition from new entrants including financial institutions and ERP vendors that do not currently market products similar to ours. In addition, we face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. Increased competition may result in price reductions, reduced gross margins, and change in market share, any of which could harm our business.

We believe that the principal competitive factors considered with respect to, and the relative competitive standing of, our travel and entertainment expense management services and software are as follows:

•	Functionality. We believe our corporate expense management solutions generally offer more features than other competing products, and that we have often been the first to offer many new features.

•	Interoperability. Our software and services are designed and built to interoperate with commonly-used existing information technology systems.

•	Cost-competitive delivery method. We offer our solutions under flexible delivery models that range from highly-configurable to standardized. We believe that a significant number of companies are seeking to reduce their operating costs by outsourcing their back-office processes, such as the management of corporate expenses. We have a well-established and scalable hosting infrastructure that allows us to provide cost-competitive solutions to our customers on an outsourced basis. We believe our outsourced subscription services are cost-competitive alternatives to customer self-hosted and self-managed software products provided by many of our competitors.

•	Referenceable customers. We believe our installed base of customers for Corporate Expense Management solutions is larger than that of our primary competitors and this base, combined with those that are referenceable, provides us with a competitive advantage.

Employees

As of September 30, 2005, we had approximately 395 full-time employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

Available Information

Our Internet website address is www.concur.com. We provide free access to various reports that we file with or furnish to the United States Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website, or through www.sec.gov. Information on our website does not constitute part of this 10-K report or any other report we file or furnish with the SEC.

ITEM 1A.    RISK FACTORS

We operate in a dynamic and rapidly changing business environment that involves many risks and uncertainties. The following discussion addresses risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, readers should pay particular attention to the risks and uncertainties described below and in other sections of this report and in our subsequent filings with the SEC.

Because Sales Of Our Concur Expense Solutions Account For The Vast Majority Of Our Total Revenues, A Material Decrease In Demand For These Solutions Would Substantially Harm Our Results Of Operations.

We generated more than 95% of our total revenues in fiscal year 2005 from our Concur Expense services and software. We expect such services and software to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth depends upon continued market acceptance of our Concur Expense solutions. Our revenues will decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop expense management products that achieve greater market acceptance or we do not keep up with technological advancements in software platforms, delivery models or product features. There can be no assurance that our Concur Expense services and software will maintain widespread market penetration or that we will continue to derive significant revenues from such solutions in the future.

Because Our Subscription Services Account For Most Of Our Revenues, A Decline In Demand For These Offerings Would Substantially Harm Our Results And Our Stock Price.

We generated 74% of our revenues in fiscal year 2005 from our subscription services offerings. We believe that subscription revenues will contribute a similarly large percentage of our revenues for the foreseeable future. As a result, our future performance depends on continued growth in demand for our outsourced services.

Our Subscription-based Business Model Continues To Evolve, Which Makes Our Business Operations And Prospects Difficult To Evaluate.

We began offering our software on an outsourced basis over the Internet in 1999 and have modified our offerings over time. The relatively short history and continued evolution of our business model makes our prospects difficult to evaluate. Our strategic focus on growing our subscription business contributed to a substantial reduction in our software license revenues in past years. The limited history of our subscription business model makes it difficult to predict whether demand for subscription services will continue. We are also unable to forecast future developments in the market for subscription services generally.

We May Not Be Able To Generate Enough Revenues From Our Subscription Services To Cover Our Cost Of Revenues From Our Subscription Services.

Providing subscription services requires us to incur costs that are relatively fixed in the short-term, and we may not be able to adjust our expenses quickly enough to offset any potential slowdown in subscription sales. In addition, the time it takes for a customer to implement our subscription services can be unpredictable because the services must be integrated with the customer’s existing systems. Any delays in implementation may prevent us from recognizing subscription revenue for indeterminate periods of time, even when we have already incurred costs relating to the implementation of our subscription services. Further, we may experience unanticipated increases in costs associated with providing our subscription services and software maintenance services to customers over the term of our customer contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our subscription services contracts contain cancellation provisions, and, if cancelled, could result in us recognizing substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription or maintenance agreement prior to the end of its term, or if we are unable to renew such an agreement at the end of its term, our operating results in future periods could be substantially harmed.

Consulting Revenues, Which Account For 23% Of Our Total Revenues, May Fluctuate Or Decline.

We generated 23% of our revenues for fiscal 2005 from consulting services, which consist of system implementation and integration, data conversion and training. We anticipate that consulting revenues will continue to represent a significant component of our total revenues. Our consulting revenues increased 40.2% in fiscal year 2005 over fiscal year 2004 but such revenues had decreased 20.0% between fiscal years 2003 and 2004 and we expect such revenues to continue to fluctuate on a quarterly basis. The type of risks to which our consulting revenues are subject include, but are not limited to:

•	the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline;

•	third party organizations, such as systems integrators, compete with us for the installation or servicing of our offerings; and

•	our ability to recruit and train a sufficient number of qualified consulting personnel.

We Face Significant Competition From Companies That Have more Resources Than We Do, And If We Fail To Compete Effectively, Our Business Will Suffer.

The market for our solutions is intensely competitive and rapidly changing. We face direct competition from independent vendors of expense management services and software, ERP vendors and financial institutions. We face indirect competition from potential customers’ internal development efforts and, at times, reluctance to change their existing paper-based or information technology systems. Many of our direct competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger total number of customers for their products and services than we do. Some of our competitors, particularly major financial institutions and ERP vendors, have well-established relationships with our current and potential customers as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than us. In addition, we anticipate the entrance of new competitors. Increased competition may result in price reductions, reduced gross margins, and change in market share and could have a material adverse effect on our business, financial condition, and results of operations.

We Depend Upon Strategic Relationships With Third Parties And If We Cannot Continue To Sustain And Develop These Relationships, Our Revenues Will Decline.

We have strategic reseller and referral relationships with more than 50 leading companies, which allow us to offer products and services to a larger customer base than we can reach through direct sales, telesales, and internal marketing efforts. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services. This would increase our sales and marketing expenses, which were 24% of total revenues in fiscal year 2005, and decrease our revenues. The type of risks associated with our strategic reseller and referral relationships include, but are not limited to:

•	Our existing strategic referral partners are not obligated to refer any potential customers to us;

•	some of our strategic partners have entered, and may continue to enter, into strategic relationships with our competitors;

•	many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses;

•	our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, attempt to develop or acquire products or services that compete with our products or services; and

•	our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

If Our Customers Have Concerns Over The Scalability Or Security Of Our Products, They May Not Continue To Buy Our Products And Our Revenues Will Decline.

If customers determine that our subscription services offerings are not sufficiently scalable, do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use or if, for any other reason, our customers decide not to accept our subscription services for use, our business will be harmed. As part of our subscription services, we receive through the Internet or extranets credit card, employee, and other confidential information, and there can be no assurance that this information will not be stolen or otherwise misappropriated. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could expose us to litigation and significantly harm our business, operating results, and financial condition. In addition, we may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches.

Privacy Concerns Are Increasing, Which Could Result In Regulatory Changes That May Harm Our Business.

Personal privacy has become a significant issue in many of the countries in which we operate. The United States and various other countries have recommended restrictions on, or taken actions to restrict, the use of personal information by those collecting such information. Any new or existing privacy laws, if applicable to our business, could impose additional costs and could limit our use and disclosure of such information. If any such new or existing privacy laws were deemed to apply to us, we may be required to change our activities and revise or eliminate our services, which could impose additional costs and significantly harm our business.

Interruption Of Our Operations Could Prevent Us From Delivering Our Products And Services To Our Customers, Which Could Significantly Harm Our Business.

Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in our computer equipment, offices, and hosting facilities against damage from earthquake, floods, fires, power loss, telecommunications failures, unauthorized intrusion, and other events. We back up software and related data files regularly and store the back-up files at various off-site locations. However, there can be no assurance that a disaster will not interrupt our operations.

We have engaged third-party hosting facility providers to provide the hosting facilities and related infrastructure for our subscription services. These hosting facilities are located in several locations in the United States, United Kingdom, and Australia. We do not control the operation of these hosting facilities. Despite precautions taken at these facilities, the occurrence of a disaster, a decision by one of our hosting providers to close a facility without adequate notice to us, or other unanticipated problems at these facilities could result in lengthy interruptions in our services. We also retain third-party telecommunications providers to provide Internet and direct telecommunications connections for our services. Any of these third-party providers may fail to perform their obligations adequately. Any damage to, or failure of, our systems could result in interruptions in our service and/or litigation. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

Our Reported Financial Results May Be Adversely Affected By Changes In Generally Accepted Accounting Principles.

Accounting principles generally accepted in the U.S. are subject to interpretation by various bodies that promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In particular, revenue recognition rules for software and service companies are complex and require significant interpretation by us. Changes in interpretations, or accounting principles or guidance may require us to modify our revenue recognition policies and could affect and our operating results.

In the past we were not required to record stock-based compensation charges if our employee stock options were granted with exercise prices equal to the fair market value of our common stock on the grant date. However, under a new accounting rule that we are required to apply in fiscal year 2006, the compensation cost relating to share-based payment transactions (such as stock options) must be recognized in our financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. As a result, we expect to record non-cash, stock based compensation expense, which will have a material effect on our results of operations. For example, in fiscal year 2005, had we accounted for stock-based compensation using the new method of accounting, our net income would have been lower by $4.8 million.

Compliance With New Regulations Governing Public Company Corporate Governance And Reporting Is Uncertain And Expensive.

Many new laws, regulations, and standards, notably those adopted in connection with the Sarbanes-Oxley Act of 2002, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices and have created uncertainty for companies such as ours. These new laws, regulations, and standards are subject to interpretations due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory bodies. This may cause continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our implementation of these reforms and enhanced new disclosures has resulted in, and will likely continue to result in, increased general and administrative expenses and a significant diversion of management’s time and attention from revenue-generating activities. Any unanticipated difficulties in implementing these reforms could result in material delays in complying with these new laws, regulations, and standards or significantly increase our operating costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws, regulations, and standards could significantly harm our business, operating results, and financial condition. Further, these laws, regulations, and standards may make it more difficult for us to attract and retain qualified members to serve on our board of directors and board committees, particularly our audit committee, and to attract and retain qualified executive officers, which could harm our business.

The Growth Of The International Component Of Our Business Subjects Us To special Risks Associated With Foreign Operations.

Our international operations are an increasingly important part of our business. In fiscal 2005, revenues from customers outside the United States represented approximately $10.0 million, compared with $8.2 million and $7.6 million in fiscal years 2004 and 2003, respectively. These international operations are subject to a number of risks and costs, including:

•	our ability to develop and support services and products that incorporate the tax laws, accounting practices and currencies of applicable countries;

•	costs of customizing products for foreign countries;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting, and changing governmental laws and regulations;

•	longer sales cycles;

•	potentially weaker protection for our intellectual property than in the United States, and practical difficulties in enforcing such rights abroad;

•	difficulties in staffing and managing foreign operations; and

•	political and economic instability.

Our international operations also face foreign currency-related risks. To date, most of our revenues have been denominated in United States dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. We currently do not engage in foreign exchange hedging activities and, therefore, our international revenues and expenses are subject to the risks of currency fluctuations.

Our international operations also expose us to international laws and regulations. If we are unable to comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. In addition, foreign countries might impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business in international markets.

We intend to continue to expand our international sales and marketing activities and enter into relationships with additional international distribution partners. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract and retain distribution partners that will be able to market our products effectively.

Our Quarterly Revenues And Operating Results May Fluctuate, And We May Fail To Meet Expectations Of Investors And Public Market Analysts, Which Could Cause The Trading Price Of Our Common Stock To Be Volatile Or To Decline.

Our revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include, but are not limited to:

•	the evolving demand for our services and software;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of execution of large contracts;

•	changes in mix of our services and software offerings;

•	the mix of sales channels through which our services and software are sold;

•	costs of developing and enhancing our solutions;

•	our ability to deliver solutions to subscribers adequately; and

•	global economic and political conditions.

Weakness In Capital Spending May Negatively Affect Our Financial Results.

The continuing weakness of capital spending for enterprise software and business services may cause customers to reassess or reduce their planned technology investments and defer or reprioritize purchasing decisions. Any such reduction in business spending for technology could have a material adverse effect on our revenues and operating results.

Our Lengthy Sales Cycle Could Adversely Affect Our Financial Results.

Because of the high costs involved over a significant period of time in the purchase of enterprise software and business services, potential customers typically require us to expend substantial time, effort, and money educating them about the value of our services and software. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is unpredictable. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements or due to other factors. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly.

Software License Revenues Are Volatile, Which Makes Our Operating Results Difficult To Forecast.

Our software license revenues represented 4% of total revenues for fiscal 2005. While software license revenues are diminishing as a percent of total revenues, they continue to contribute to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Further, we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. The continuing weakness of capital spending for enterprise software contributes to the length and unpredictability of our sales cycle for licensed products, making related revenues more difficult to predict and subjecting our operating results to greater volatility on a quarter over quarter basis.

If Our Products And Services Do Not Keep Pace With Technological Change, Our Sales Could Decline And Our Business Could Be Harmed.

We must continually modify and enhance our services and products to keep pace with changes in hardware and software platforms, database technology, and electronic commerce technical standards. Our future financial performance and revenue growth depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of our products and services. We are subject to risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. This can result in adverse publicity, loss of sales, delay in market acceptance of our products and services, or customer claims, including, among other things, warranty claims against us, any of which could harm our business. There can be no assurance that we will be able to develop new services or products successfully, or to introduce in a timely manner and gain acceptance of such new products or services in the marketplace. As a result, uncertainties related to the timing and nature of new product announcements or introductions, or modifications by vendors of operating systems, back-office applications, and browsers and other Internet-related applications, could harm our business.

We Rely On Third-Party Software And Services That May Be Difficult To Replace.

We license or purchase software and services provided by third parties in connection with some of our services and software offerings. Such third-party software and services may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain our rights to use any of these software or services could result in delays in the sale of our services or software offerings until equivalent technology is either developed by us, or, if available, is identified, licensed, and integrated, which could harm our business.

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

In addition, the NASDAQ National Market, in which we trade, has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock.

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

If We Fail To Attract And Retain Qualified Personnel, Our Business Could Be Harmed.

Our success depends in large part on our ability to attract, motivate, and retain highly qualified personnel; for example, in fiscal year 2005 we increased our direct sales force by more than 50% compared to the level of direct sales force employees at September 30, 2004. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining key personnel. In addition, recent changes in applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. Any inability to hire and retain salespeople or any other qualified personnel, or any loss of the services of key personnel, could harm our business.

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

Unanticipated Changes In Our Tax Rates Could Affect Our Future Results.

Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal administrative, sales, marketing, and research and development facility is located in Redmond, Washington and consists of approximately 100,000 square feet of office space held under leases that expire on May 31, 2013. The lease for our current facility has an eight-year term with an option to renew for an additional five years. As of September 30, 2005, we also leased sales offices in Atlanta, Chicago, Dallas, London, Miami, New York, Phoenix, and Sydney.

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

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ National Market under the symbol “CNQR.” The following table shows the range of the high and low closing sales prices by quarter for fiscal 2005 and 2004, as reported on the NASDAQ National Market:

	High	Low
Fiscal year ended September 30, 2005:
First Quarter	$12.10	$8.57
Second Quarter	$8.83	$7.80
Third Quarter	$10.53	$7.10
Fourth Quarter	$13.05	$10.04

Fiscal year ended September 30, 2004:
First Quarter	$13.03	$9.31
Second Quarter	$12.39	$9.22
Third Quarter	$12.15	$10.07
Fourth Quarter	$10.71	$8.90

On September 30, 2005, there were approximately 260 stockholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in fiscal 2006.

Equity Compensation Plans

Information on securities authorized for issuance under our equity compensation plans is set forth in Item 7 and Note 1 to our consolidated financial statements under “Stock-Based Compensation.”

Issuer Purchases of Equity Securities

In January 2003, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to one million shares of our outstanding common stock over a two-year period expiring in January 2005. We did not repurchase any shares under this program. In January 2005, our Board of Directors authorized a new stock repurchase program, under which we are authorized to repurchase up to two million shares of our outstanding common stock over a two-year period expiring in January 2007. Stock repurchases under the 2005 stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. During the fiscal year ended September 30, 2005, we repurchased and retired 1,094,494 shares of our outstanding common stock under the 2005 repurchase program, leaving a balance of 905,506 shares remaining eligible for repurchase.

No repurchases of outstanding common stock were made during the quarter ended September 30, 2005.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

This selected consolidated financial data comes from our Consolidated Financial Statements, and should be read in conjunction with the Consolidated Financial Statements and Notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated statement of operations data for each of the years in the five year period ended September 30, 2005, and the consolidated balance sheet data at September 30, 2005, 2004, 2003, 2002, and 2001 are derived from our audited consolidated financial statements. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this report for an explanation of the determination of the shares used to compute basic and diluted net income (loss) per share. Historical results are not necessarily indicative of results to be expected for any future period.

	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations (Year Ended September 30)
Revenues:
Subscription	$53,011	$40,244	$33,590	$20,076	$13,376
Consulting	16,203	11,560	14,457	15,174	15,019
Other	2,617	4,746	8,690	9,847	12,704

Total revenues	71,831	56,550	56,737	45,097	41,099
Expenses:
Cost of operations	28,450	23,264	23,214	21,987	24,961
Sales and marketing	17,484	14,329	14,549	16,669	24,941
Systems development and programming	9,336	8,773	10,356	10,606	16,449
General and Administrative	10,319	7,295	6,710	6,800	10,729
Amortization of intangible assets	1,140	1,140	1,140	190	—
Acquisition and restructuring charges	—	—	—	1,300	266

Total expenses	66,729	54,801	55,969	57,552	77,346

Income (loss) from operations	5,102	1,749	768	(12,455)	(36,247)
Other income, net	264	286	193	168	1,164

	$5,366	$2,035	$961	$(12,287)	$(35,083)

Net income (loss) per share
Basic	$0.16	$0.06	$0.03	$(0.46)	$(1.37)

Diluted	$0.15	$0.06	$0.03	$(0.46)	$(1.37)

Shares used in calculation of net income (loss) per share:
Basic	32,906	32,595	31,265	26,571	25,574

Diluted	36,348	36,815	35,440	26,571	25,574

Consolidated Balance Sheet Data (at September 30)
Cash, cash equivalents and marketable securities	$16,202	$23,735	$21,607	$15,770	$25,765
Total assets	$60,651	$52,899	$42,973	$39,685	$42,628
Long-term obligations, excluding current portion	$3,050	$—	$199	$746	$108
Stockholders’ equity	$30,692	$30,145	$25,608	$19,697	$22,777

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described under “Factors That May Affect Financial Condition And Results Of Operations” and elsewhere in this report, as well as in our other filings with the United States Securities and Exchange Commission (“SEC”). The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

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

We generate our revenues from the delivery of subscription services, consulting services, and, to a lesser extent, the sale of software licenses. Subscription revenues grew from 45% of total revenues in fiscal 2002, to 59% in fiscal 2003, 71% in fiscal 2004 and 74% in fiscal 2005. This growth reflects our strategic shift to emphasize sales of subscription services rather than license software. Generally, our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer. We believe that our strategic shift to the subscription services model provides more stable and predictable revenues and operating results compared to prior years when our license revenues represented a more significant portion of our total revenues, because revenue in any particular period is less dependent upon a small number of large transactions. When we first began selling expense management software in 1996, we offered our products under a traditional software license model. In 1999, we began offering Concur Expense as a subscription service and, since that time, we have largely shifted to providing our solutions on a subscription basis. We continue to sell licensed software and support license customers under a traditional software license model.

Our strategic focus in fiscal 2006 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services. We expect our subscription revenues to increase in fiscal 2006 compared to fiscal 2005, on both an absolute basis and as a percentage of total revenues, due to anticipated demand for our subscription services. We expect our sales and marketing expenses to increase in fiscal 2006 compared to fiscal 2005, primarily reflecting our continued emphasis on growing our sales headcount to support expected demand and create additional awareness in our target market.

We operate in and report on one segment: corporate expense management services and software.

Selected Financial Data

In the following table, we show financial data derived from our statements of operations as a percentage of total revenues for the periods indicated.

	Year Ended September 30,
	2005	2004	2003
Revenues:
Subscription	73.8%	71.2%	59.2%
Consulting	22.5%	20.4%	25.5%
Other	3.6%	8.4%	15.3%

Total revenues	100.0%	100.0%	100.0%
Expenses:
Cost of operations	39.6%	41.1%	40.9%
Sales and marketing	24.3%	25.4%	25.6%
Systems development and programming	13.0%	15.5%	18.3%
General and administrative	14.4%	12.9%	11.8%
Amortization of intangible asset	1.6%	2.0%	2.0%

Total expenses	92.9%	96.9%	98.6%

Income from operations	7.1%	3.1%	1.4%
Other income, net	0.4%	0.5%	0.3%

Net income	7.5%	3.6%	1.7%

Results of Operations

Revenues

	Year Ended September 30,
	2005	Change	2004	Change	2003
	(dollars in thousands)
Subscription	$53,011	31.7%	$40,244	19.8%	$33,590
Consulting	16,203	40.2%	11,560	(20.0)%	14,457
Other	2,617	(44.9)%	4,746	(45.4)%	8,690

Total revenues	$71,831	27.0%	$56,550	(0.3)%	$56,737

Subscription Revenues.    Subscription revenues consist of monthly fees paid for subscription services, the amortization of set-up fees paid to us in connection with those services, the amortization of fees paid for software maintenance services under software license arrangements, and in some multiple element subscription arrangements where there is no vendor specific objective evidence of fair value for an undelivered subscription element, the amortized portion of the related license and consulting fees. Subscription revenues are affected by pricing, number of new customers, customer contract durations, and our customer retention rate.

Subscription revenues increased $12.8 million or 31.7% in fiscal 2005 compared to fiscal 2004. Revenues from our subscription services (total subscription revenues excluding revenue from the amortization of fees paid for software maintenance services under software license arrangements) contributed approximately 95% of the absolute dollar increase. An increase in the number of customers for our subscription services was the main reason for the increase. The larger number of customer reflects a trend of increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion is due primarily to the market’s continued and growing acceptance of outsourced services, driven in part by limited information technology capital budgets. We believe these economic trends make traditional self-hosted software license arrangements, with their substantial up-front costs, less attractive than subscription services.

Subscription revenues increased $6.8 million or 19.8% in fiscal 2004 over fiscal 2003. Revenues from our subscription services (total subscription revenues less revenue from the amortization of fees paid for software maintenance services under software license arrangements) contributed approximately 90% of the absolute dollar increase in subscription revenues for fiscal 2004 compared to fiscal 2003. The increase in subscription revenues reflects expansion of our existing customer base for outsourced subscription services due to the factors described above for fiscal 2005.

We expect subscription revenues to continue to grow in fiscal 2006, on both an absolute basis and as a percentage of total revenues, as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

Consulting Revenues.    Consulting revenues consist of fees for client services, which include system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting revenues are affected predominantly by the number and complexity of license customer upgrade implementations. Recognized consulting revenues are also affected by circumstances in which consulting fees in multiple element arrangements require deferral or are deemed to be subscription related.

Consulting revenues increased $4.6 million or 40.2% in fiscal 2005 over fiscal 2004. This increase was primarily due to increased consulting services performed for existing license customers upgrading to the latest version of our on-premise license software. These increases were offset in part by the deferral of revenues totaling approximately $0.8 million during the fiscal year ended September 30, 2005, related to consulting services performed under contracts through strategic resellers, which are required to be recognized ratably over the remaining life of the contracts.

The $2.9 million or 20.0% decrease in consulting revenues in fiscal 2004 from fiscal 2003, was due in part to the deferral of revenues totaling approximately $1.4 million in fiscal 2004 relating to consulting services performed under contracts signed in fiscal 2004 through certain strategic resellers, which are required to be recognized ratably over the remaining life of the contracts, due to the structure of those customer contracts. The decrease was also attributable to fewer new license customers added, due to our business focus on providing outsourced subscription services, and to fewer upgrades and enhancements for existing customers during fiscal 2004, compared to fiscal 2003.

We anticipate that consulting revenues in fiscal 2006 will fluctuate on a quarterly basis but be lower for fiscal 2006 compared to fiscal 2005, primarily as a result of fewer existing customers upgrading to on-premise license software in fiscal 2006 compared to fiscal 2005.

Other Revenues.    Other revenues consist of fees earned from sales of our software licenses.

Other revenues decreased approximately $2.1 million or 44.9% for fiscal 2005 compared to fiscal 2004 and $3.9 million or 45.4% in fiscal 2004 compared to fiscal 2003. These decreases reflect the market’s continued shift in focus to our subscription services away from licensed sales.

We expect the absolute dollar value of other revenues to decrease in fiscal 2006, compared to fiscal 2005, reflecting the market’s continued shift in demand from a licensed model to a subscription services model.

International Revenues.    Revenues from customers outside the United States were $10.0 million (14% of total revenues), $8.2 million (14%) and $7.6 million (13%) in fiscal 2005, 2004 and 2003, respectively. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

	Year Ended September 30,
	2005	Change	2004	Change	2003
	(dollars in thousands)
Cost of operations	$28,450	22.3%	$23,264	0.2%	$23,214
Sales and marketing	17,484	22.0%	14,329	(1.5)%	14,549
Systems development and programming	9,336	6.4%	8,773	(15.3)%	10,356
General and administrative	10,319	41.5%	7,295	8.7%	6,710
Amortization of intangible assets	1,140	—	1,140	—%	1,140

Total expenses	$66,729	21.8%	$54,801	(2.1)%	$55,969

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

Cost of operations expenses represented 39.6% of total revenues for fiscal 2005 compared to 41.1% in fiscal 2004. Total salaries and related expenses and allocated overhead costs increased 28.5% or $4.8 million during fiscal 2005 over fiscal 2004, due primarily to increased headcount. Co-location and related telecommunications costs decreased 22.7% or $0.6 million in fiscal 2005 compared to fiscal 2004. This decrease was due primarily to an improvement in the negotiated cost of such services. Fees paid to third parties for referrals, resale arrangements, and royalties increased 16.3% or $0.3 million during fiscal 2005 when compared to fiscal 2004. This increase was due to an increase in the amount of business generated through reseller partners for subscription-based sales.

Cost of operations expenses represented 41.1% of total revenues in fiscal 2004 compared with 40.9% for fiscal 2003. Despite a decline in other revenues from $8.7 million in fiscal 2003 to $4.7 million in fiscal 2004, cost of operations expenses, for our subscription and consulting services combined, decreased to 44.9% of the related revenues in fiscal 2004 from 48.3% in fiscal 2003. This decrease was due in part to improvements in our solutions and implementation methodology, which enables us to provide our subscription and consulting services more efficiently, and the increase in new sales of our subscription services for which implementation costs are deferred and amortized. Total salaries and related expenses and allocated overhead costs increased 1.0% for fiscal 2004 compared to fiscal 2003. Co-location and related telecommunications costs decreased 10.1% for fiscal 2004 compared to fiscal 2003, primarily due to our consolidation of existing co-location facilities. Fees paid to third parties for referrals, resale arrangements, and royalties decreased 6.8% for fiscal 2004 compared to fiscal 2003. This decrease reflected lower royalties for sub-licensing third-party software expense, due primarily to lower other sales, offset in part by an increase in reseller partner fees for subscription-based sales.

We expect cost of operations expenses to continue to trend down as a percentage of total revenues as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars as we continue to expand our capacity to deploy and support additional new customers.

Sales and Marketing.    Sales and marketing expenses consist of salaries and related expenses (including sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel, and, to a lesser extent, miscellaneous sales and marketing costs, such as advertising, trade shows, and other promotional activities.

Sales and marketing expenses were 24.3% of total revenues in fiscal 2005 compared to 25.3% for fiscal 2004. Total sales and marketing expenses increased approximately $3.2 million or 22.0% during fiscal 2005 compared to fiscal 2004. The increase during the year was mainly due to a 21.3% or $2.9 million increase in salaries and related expenses and allocated overhead costs, driven primarily by headcount increases, as well as increases of 33.1% or $0.3 million in costs for advertising, trade shows and other promotional activities.

Sales and marketing expenses were 25.4% of total revenues in fiscal 2004 compared to 25.6% in fiscal 2003. The 1.5% or $0.2 million decrease in sales and marketing expense for fiscal 2004 compared to fiscal 2003 was due to a 2.1% decrease in salaries and related expenses and allocated overhead costs, offset in part by an increase of 20% in advertising costs.

We expect total sales and marketing expenses in fiscal 2006 to increase in absolute dollars compared to fiscal 2005, driven primarily by an increase in sales headcount, which was more than 50% greater at September 30, 2005 than September 30, 2004. This increase in sales headcount reflects a key part of our strategic focus in fiscal 2006, which is to ensure that our sales and marketing efforts are able to support expected demand and create additional awareness in our target market.

Systems Development and Programming Costs.    Systems development and programming costs consist of salaries and related expenses, and allocated overhead costs associated with employees and contractors engaged in software engineering, program management, and quality assurance.

Systems development and programming costs were 13.0% of total revenues for fiscal 2005 compared to 15.5% for fiscal 2004. Systems development and programming costs recognized increased $0.6 million or 6.4% for fiscal 2005 compared to fiscal 2004. This increase was nearly all due to increased salaries and related expenses.

In response to growing demand for our subscription services, we have increased the amount of resources focused on the development and programming of internal-use software used to provide these services. Under generally accepted accounting principles, costs for corporate software developed or obtained for internal use are required to be capitalized and amortized over their useful lives. Internal-use software costs capitalized increased $2.9 million from $1.4 million at September 30, 2004 to $4.3 million at September 30, 2005.

Systems development and programming costs were 15.5% of total revenues in fiscal 2004 compared to 18.3% in fiscal 2003. Systems development and programming costs decreased $1.6 million or 15.3% in fiscal 2004 compared to fiscal 2003. Internal-use software costs capitalized, net of amortization, represented $1.8 million of the decrease in systems development and programming costs for fiscal 2004 compared to fiscal 2003, offset in part by an increase in personnel and allocated overhead costs totaling $0.3 million in fiscal 2004 compared to fiscal 2003. This additional capitalization was primarily the result of our increase in the amount of focused resources as noted above.

We anticipate that recognized systems development and programming costs in fiscal 2006 will increase moderately compared to fiscal 2005 as we continue to focus on product innovation and enhancement.

General and Administrative.    General and administrative expenses consist of salaries and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal, information technology, facilities, and, to a lesser extent, miscellaneous costs, such as professional fees and public company regulatory compliance costs.

General and administrative expenses were 14.4% of total revenues for fiscal 2005 compared to 12.9% for fiscal 2004. General and administrative expenses increased approximately $3.0 million or 41.5% for fiscal 2005 over fiscal 2004. Excluding the impact of a $0.3 million charge in the first quarter of fiscal 2005 for previously capitalized costs related to an acquisition that we had been evaluating but chose not to pursue, general and administrative expenses increased $2.7 million or 37.3% for fiscal 2005 over fiscal 2004. This increase was primarily due to a 33.8% or $2.1 million increase in headcount and related expenses and allocated overhead costs, driven primarily by headcount increases related to the growth of our business, and an 80.8% or $1.0 million increase in miscellaneous costs due in part to larger legal and accounting fees and costs of public company regulatory compliance.

General and administrative expenses were 12.9% of total revenues in fiscal 2004 compared to 11.8% in fiscal 2003. General and administrative expenses increased 8.7% in total for fiscal 2004 compared to fiscal 2003, due to an increase in salaries and related expenses and allocated overhead costs of 6.4% and an increase of 23% in miscellaneous costs for fiscal 2004 compared to fiscal 2003. The majority of the increase in general and administrative expense is due to costs related to the growth of our business as well as miscellaneous costs due in part to larger legal and accounting fees and costs of public company regulatory compliance.

We expect the absolute dollar amount of general and administrative expenses to increase moderately in fiscal 2006 compared to fiscal 2005 due to increases in personnel costs related to the growth of our business.

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

Other

	Year Ended September 30,
	2005	Change	2004	Change	2003
	(dollars in thousands)
Interest income	$352	48.5%	$237	11.8%	$212
Interest expense	7	(75.9)%	29	(71.6)%	102

Interest Income and Interest Expense.    The increase in interest income in fiscal 2005 compared to fiscal 2004 and 2003 reflects higher short term interest rates and higher levels of interest-earning cash and cash equivalent investments. The decrease in interest expense in fiscal 2005 compared to fiscal 2004 and fiscal 2003, was due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes.    No provision for federal or state income taxes has been recorded as we have accumulated significant net losses since inception, resulting in deferred tax assets. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets.

Financial Condition

Our total assets were $60.7 million at September 30, 2005 and $52.9 million at September 30, 2004, representing an increase of $7.8 million or 14.7%. Our cash and cash equivalents totaled $16.2 million at September 30, 2005 and $23.7 million as of September 30, 2004, representing a decrease of $7.5 million, or 31.7%. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Net property and equipment increased to $15.0 million at September 30, 2005 from $5.0 million at September 30, 2004, with the largest increase due to the $3.2 million of lessor provided tenant improvements, additional purchases of leasehold improvements, computer equipment and software and investment in software used internally, with the latter two primarily attributable to our subscription services offerings.

Accounts receivable balances, net of allowances of $0.7 million, were $12.4 million and $10.3 million as of September 30, 2005 and September 30, 2004, respectively, representing an increase of $2.1 million or 20.4%. The increase was mainly due to increased sales volume at September 30, 2005.

Our total current liabilities were $19.7 million and $17.7 million at September 30, 2005 and September 30, 2004, respectively, representing an increase of $2.0 million, or 10.8%. This increase was mainly due to additional accrued compensation and an increase in the current portion of deferred revenues totaling $2.5 million offset in part by a decrease of $0.3 million in accounts payable. Total deferred revenues, including both current and long term, increased by $3.9 million to $20.5 million at September 30, 2005 from $16.6 million at September 30, 2004. This increase resulted from the growth in our customer base for our subscription services offerings over the period.

Our common stock and additional paid in capital totaled $235.1 million at September 30, 2005, compared to $239.8 million at September 30, 2004, a decrease of $4.7 million, or 2.0%. The decrease was primarily due to our repurchase of common stock during the fiscal year ended September 30, 2005 totaling $9.0 million, offset in part by proceeds received from the exercise of stock options under our stock based compensation plans and purchases of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of September 30, 2005 consisted principally of cash and cash equivalents totaling $16.2 million. We have a revolving credit line and equipment purchase facility available, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our subscription and license customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, and systems development and programming costs. Operating activities provided $10.3 million, $5.8 million and $4.7 million in fiscal 2005, 2004 and 2003, respectively. The increase in cash provided by operating activities during fiscal 2005 compared to fiscal 2004 and 2003 was driven by additional profits from operating results and the $3.2 million of lessor provided tenant improvements associated with the build out of our new facility.

Our investing activities used $12.9 million and $5.6 million in fiscal 2005 and 2004, respectively, and provided $0.9 million in fiscal 2003. Investing activities for fiscal 2005 also included the use of $3.2 million of lessor provided tenant improvements associated with the build out of our new facility. Purchases of property and equipment totaled $9.7 million in fiscal 2005 compared to $5.6 million in fiscal 2004 and $1.3 million in fiscal 2003. These amounts consisted mainly of computer equipment and software purchases, leasehold improvements, as well as amounts capitalized for the development of software used internally, as described in more detail in “Results of Operations – Expenses – Systems Development and Programming Costs” above.

Our financing activities used $5.0 million in fiscal 2005 and provided $1.7 million and $2.3 million in fiscal 2004 and 2003, respectively. Proceeds from financing activities during these periods consisted mainly of cash received from employee stock option exercises and employee stock purchase plan activities, which we do not directly control. Payments of $9.0 million for the repurchase of common stock, as described in more detail below, comprised the majority of cash outflows from financing activities for fiscal 2005. Scheduled payments made on loans of $1.0 million and $1.8 million accounted for the remaining cash outflows from financing activities for fiscal years 2004 and 2003, respectively.

In September 2003, we amended the terms of the Loan Agreement to add a revolving line of credit (“Revolver”) in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, with interest at the bank’s prime rate. Any advances under the Revolver became due and payable on September 23, 2004. In September 2004, we amended the Loan Agreement to extend the Revolver’s availability to June 30, 2005, at which time any advances became due and payable. In May 2005, we amended the Loan Agreement to extend the Revolver’s availability to May 30, 2006, at which time any advances become due and payable. The other terms of the Revolver remain the same. There were no amounts borrowed under the Revolver at September 30, 2005.

We also amended the terms of the Loan Agreement in September 2003 to add an additional equipment facility (“Term III Advance”) for advances in the amount of actual equipment purchases up to $1.0 million through September 2004, with interest at the bank’s prime rate, maturing in September 2006. In September 2004 we amended the Loan Agreement to extend the Term III Advance’s availability to June 30, 2005, with any amounts borrowed due on June 30, 2007. The other terms of the Term III Advance remain the same. There were no amounts borrowed under the Term III Advance at September 30, 2005.

In May 2005, we amended the terms of the Loan Agreement to add an additional equipment facility (“Term IV Advance”) for advances in the amount of actual equipment purchases up to $2.5 million through May 30, 2006, with interest at the bank’s prime rate, maturing on May 30, 2008. There were no amounts borrowed under the Term IV Advance at September 30, 2005.

In March 2004, we entered into an arrangement to finance the premium for our current directors’ and officers’ liability insurance policy. The loan under this financing agreement bore interest at 5.4% per annum and matured in December 2004.

In January 2003, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to one million shares of our outstanding common stock over a two-year period expiring in January 2005. We did not repurchase any shares under this program. In January 2005, our Board of Directors authorized a new stock repurchase program, under which we are authorized to repurchase up to two million shares of our outstanding common stock over a two-year period expiring in January 2007. Stock repurchases under the 2005 stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. During the fiscal year ended September 30, 2005, we repurchased and retired 1,094,494 shares of our outstanding common stock under the 2005 repurchase program, leaving a balance of 905,506 shares remaining eligible for repurchase.

The following table summarizes our contractual obligations as of September 30, 2005 related to operating leases and purchase obligations:

	Payments due by period (fiscal years)
Contractual Obligations:	2006	2007- 2008	2009- 2010	2011- Thereafter	Total
	(in thousands)
Operating lease obligations	1,481	2,709	2,518	3,398	10,106
Purchase obligations (1)	1,936	1,400	—	—	3,336

Total	$3,417	$4,109	$2,518	$3,398	$13,442

(1)	Reflects future minimum commitments under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription services offerings.

Off Balance Sheet Arrangements

None.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to apply SFAS 123(R) as of the first annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements beginning with our fiscal 2006. As a result, we expect to record non-cash, stock-based compensation expense, which will have a material effect on our results of operations. For example, in the fiscal year ended September 30, 2005, had we accounted for stock-based compensation using a fair value method of accounting as defined by the currently effective guidance under SFAS 123, our net income would have been reduced by $4.8 million. We are studying the specific impact of adoption, which includes our decision of whether to adopt the requirements on a prospective or retrospective basis and the specific methods for valuation (see Note 1 to our financial statements included herein).

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

We have experienced significant operating losses to date, as well as assumed significant net operating loss carryforwards from acquisitions, both of which have resulted in significant net deferred tax assets. The relatively short history with our new subscription model makes our future taxable position difficult to evaluate. Therefore we have recorded a valuation allowance equal to these deferred tax assets and will continue to do so until the point at which we believe their utilization is more likely than not. In the event we begin to utilize our net operating loss carry forwards and we determine it is more likely than not we will be able to do so, an adjustment to our valuation allowance would be recorded and may result in a reduction to goodwill, and/or the recording of a significant tax benefit, which would increase net income in the period such a determination was made. Depending on the amount of deferred tax assets that may be realized, and depending on whether we incur taxable profits in the periods following the recognition of any tax benefit, we may record tax expense in these subsequent periods. Any recorded tax expense would result in minimal actual tax payments until the point at which we fully utilized our accumulated net operating loss carryforwards, which are subject to the limitations and timing as described below.

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

Interest Rate Risk.    We have borrowing arrangements with variable rates of interest. There are no amounts outstanding at September 30, 2005 under such arrangements. We also maintain cash in highly liquid investment vehicles including money market accounts, which bear interest at variable overnight or short term rates. Variable interest rate investment and debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% increase in interest rates. We believe such a change would not have a material impact on our cash flows related to these investment and debt arrangements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Concur Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Concur Technologies, Inc. and Subsidiaries

Redmond, Washington

We have audited the accompanying consolidated balance sheets of Concur Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concur Technologies, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Concur Technologies, Inc. and Subsidiaries

Redmond, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Concur Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2005, of the Company and our report dated December 14, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

December 14, 2005

Concur Technologies, Inc.

Consolidated Statements Of Operations

(In thousands, except per share amounts)

	Year Ended September 30,
	2005	2004	2003
Revenues:
Subscription	$53,011	$40,244	$33,590
Consulting	16,203	11,560	14,457
Other	2,617	4,746	8,690

Total revenues (1)	71,831	56,550	56,737

Operating expenses:
Cost of operations (2)	28,450	23,264	23,214
Sales and marketing	17,484	14,329	14,549
Systems development and programming	9,336	8,773	10,356
General and administrative	10,319	7,295	6,710
Amortization of intangible assets	1,140	1,140	1,140

Total expenses	66,729	54,801	55,969

Income from operations	5,102	1,749	768
Interest income	352	237	212
Interest expense	(7)	(29)	(102)
Other income (expense), net	(81)	78	83

Net income	$5,366	$2,035	$961

Net income per share—basic	$0.16	$0.06	$0.03
Net income per share—diluted	$0.15	$0.06	$0.03

Shares used in calculation of net income per share:
Basic	32,906	32,595	31,265

Diluted	36,348	36,815	35,440

(1)	Includes sales to related parties of $849 in the year ended September 30, 2003.
(2)	Includes payments to related parties of $386 in the year ended September 30, 2003.

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

	September 30,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$16,202	$23,735
Accounts receivable, net of allowances of $734 and $690 in 2005 and 2004, respectively	12,374	10,277
Prepaid expenses	1,386	1,127
Other current assets	3,527	2,325

Total current assets	33,489	37,464
Property and equipment, net	15,021	5,003
Restricted cash	500	550
Acquired customer base intangible asset, net of amortization	2,090	3,230
Goodwill	3,704	3,704
Deposits and other long-term assets	5,847	2,948

Total assets	$60,651	$52,899

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,447	$1,784
Accrued compensation	2,395	1,664
Other accrued liabilities	2,373	2,461
Current portion of long-term obligations	—	252
Current portion of deferred rent	145	—
Current portion of deferred revenues	13,298	11,576

Total current liabilities	19,658	17,737
Long-term deferred rent, net of current portion	3,050	—
Long-term deferred revenues, net of current portion	7,251	5,017

Total liabilities	29,959	22,754

Commitments and contingencies (Notes 5 and 13)	—	—

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share: Authorized shares – 5,000; No shares issued or outstanding	—	—
Common stock, par value $0.001 per share: Authorized shares – 60,000; Issued and outstanding shares – 33,216 and 32,981	33	33
Additional paid-in capital	235,025	239,778
Accumulated other comprehensive income	27	93
Accumulated deficit	(204,393)	(209,759)

Total stockholders’ equity	30,692	30,145

Total liabilities and stockholders’ equity	$60,651	$52,899

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements Of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Common Stock Issuable		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at October 1, 2002	26,155,592	26	223,474	4,160,410	8,952	(212,755)	—	19,697
Issuance of common stock in connection with employee stock purchase plan	310,133	—	249	—	—	—	—	249
Issuance of common stock from exercise of stock options	980,964	1	2,842	—	—	—	—	2,843
Issuance of common stock in connection with acquisition, net of issuance costs	4,695,304	5	10,805	(4,160,410)	(8,952)	—	—	1,858
Net income	—	—	—	—	—	961	—	961

Balance at September 30, 2003	32,141,993	32	237,370	—	—	(211,794)	—	25,608
Issuance of common stock in connection with employee stock purchase plan	133,273	—	755	—	—	—	—	755
Issuance of common stock from exercise of stock options	705,425	1	1,653	—	—	—	—	1,654
Foreign currency translation adjustments	—	—	—	—	—	—	93	93
Net income	—	—	—	—	—	2,035	—	2,035

Balance at September 30, 2004	32,980,691	33	239,778	—	—	(209,759)	93	30,145
Common stock repurchased	(1,094,094)	—	(8,987)	—	—	—	—	(8,987)
Issuance of common stock in connection with employee stock purchase plan	274,868	—	1,753	—	—	—	—	1,753
Issuance of common stock from exercise of stock options	1,054,958	—	2,481	—	—	—	—	2,481
Foreign currency translation adjustments	—	—	—	—	—	—	(66)	(66)
Net income	—	—	—	—	—	5,366	—	5,366

Balance at September 30, 2005	33,216,023	$33	$235,025	—	$—	$(204,393)	$27	$30,692

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements Of Cash Flows

(In thousands)

	Year Ended September 30,
	2005	2004	2003
Operating activities:
Net income	$5,366	$2,035	$961
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of intangible assets	1,140	1,140	1,140
Depreciation	2,899	1,890	2,835
Leasehold improvements received from a lessor	3,200	—	—
Provision for allowance for accounts receivable	804	781	387
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,929)	(3,176)	937
Prepaid expenses, deposits, and other assets	(4,356)	(2,841)	(615)
Accounts payable	(356)	764	(721)
Accrued liabilities	591	575	(2,127)
Deferred revenues	3,964	4,663	1,899

Net cash provided by operating activities	10,323	5,831	4,696

Investing activities:
Acquisition of leasehold improvements	(3,200)	—	—
Purchases of property and equipment	(9,721)	(5,554)	(1,262)
Decrease in restricted cash balances	50	—	700
Maturities and sales of marketable securities	—	—	2,024
Acquisition of Captura Software, Inc., net of cash acquired	—	—	(550)

Net cash (used in) provided by investing activities	(12,871)	(5,554)	912

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	2,481	1,654	2,843
Proceeds from issuance of common stock from employee stock purchase plan	1,753	755	249
Repurchases of common stock	(8,987)	—	—
Proceeds from borrowings	—	289	915
Payments on borrowings and capital leases	(205)	(959)	(1,754)

Net cash provided by (used in) financing activities	(4,958)	1,739	2,253

Effect of foreign currency exchange rates in cash and cash equivalents	(27)	112	—

Net increase (decrease) in cash and cash equivalents:	(7,533)	2,128	7,861
Cash and cash equivalents at beginning of year	23,735	21,607	13,746

Cash and cash equivalents at end of year	$16,202	$23,735	$21,607

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$39	$103

Common stock issued in connection with acquisition, net of issuance costs	$—	$—	$1,858

See notes to consolidated financial statements.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements

September 30, 2005

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Amounts that require the use of estimates and assumptions include, but are not limited to the determination of certain provisions, including allowances for accounts receivable, product warranties, estimating useful lives of property and equipment, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business combinations, deferring certain revenues and costs, estimating expected lives of customer relationships, and estimating tax valuation allowances.

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

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In contractual arrangements that include multiple elements, we apply the accounting guidance most applicable to the specific arrangement to determine how contract consideration should be measured and allocated to the separate elements in the arrangement. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together and, therefore, are accounted for as a single contractual arrangement in determining how contract consideration should be measured and allocated to the separate elements in the arrangement. Typically, we measure and allocate the total arrangement fee among each of the elements based on their residual fair value or, if necessary, vendor-specific objective evidence of their fair value (“VSOE”). VSOE is determined by the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price set by authorized management if it is probable that the price, once established, will not change prior to separate market introduction.

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

Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the estimated

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

customer life, which generally range from two to five years. For those subscription service offerings that have been commercially available for only a short period of time, the contractual lives are used as the best estimate of the expected lives of the customer relationships. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations.

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

In software license arrangements that include rights to multiple elements, we allocate the fee associated with the undelivered elements based on relative fair value and the license portion of the fee based on the residual method. If sufficient VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered. If the only undelivered element is software maintenance, the entire fee is recognized ratably as subscription revenue.

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

Deferred Rent

In September 2004, we entered into a definitive lease agreement for a facility in Redmond, Washington and took occupancy of the premises during the quarter ended June 30, 2005. As part of the agreement, we were provided $3.2 million of leasehold improvements from our lessor. In accordance with “FASB” Technical Bulletin 88-1 (“FTB 88-1”), Issues Relating to Accounting for Leases, we have included these amounts on the balance sheet in “Property and equipment, net”, “Current portion of long-term deferred rent” and “Long-term deferred rent, net of current portion”.

Stock-Based Compensation

We issue stock options to employees and outside directors pursuant to our stock option plans and provide employees with the right to purchase stock pursuant to our employee stock purchase plan (“ESPP”). We account for our stock option plans and ESPP (collectively, our “stock-based compensation plans”) using the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under this method, no stock-based compensation expense has been reflected in our results of operations for any of the periods presented, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

of grant, and any purchase discounts under the ESPP were within statutory limits to qualify as being non-compensatory. See Recently Issued Accounting Standards below for a discussion of the recently released standard on accounting for stock-based compensation.

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

	Year Ended September 30,
	2005	2004	2003
	(in thousands, except per share data)
Net income (loss) as reported	$5,366	$2,035	961
Add: Stock-based compensation expense, as reported	—	—	—
Deduct: Pro forma compensation expense under SFAS 123	(4,809)	(6,107)	(1,885)

Pro forma net loss	$557	$(4,072)	(924)

Net income (loss) per share:
Basic as reported	$0.16	$0.06	$0.03
Diluted, as reported	$0.15	$0.06	$0.03
Basic, pro forma	$0.02	$(0.12)	$(0.03)
Diluted, pro forma	$0.02	$(0.12)	$(0.03)

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

We estimated the following fair values of options and rights granted under our stock-based compensation plans at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended September 30,
Employee and Director Stock Option Plans	2005	2004	2003
Expected life in years from grant date	4.2	4.0	4.4
Risk-free interest rate	3.6%	2.8%	2.6%
Volatility	0.68	0.79	0.85
Dividend yield	—	—	—
Estimated weighted-average fair value	$4.72	$6.14	$2.10

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Year Ended September 30,
Employee Stock Purchase Plan	2005	2004	2003
Expected life in years from grant date	1.3	1.3	1.5
Risk-free interest rate	2.1%	1.3%	2.4%
Volatility	0.71	0.78	1.03
Dividend yield	—	—	—
Estimated weighted-average fair value	$4.56	$4.60	$0.91

Cash and Cash Equivalents

Highly liquid financial instruments purchased with maturities of three months or less at the date of purchase are reported as cash equivalents.

Fair Values of Financial Instruments

Concur has the following financial instruments: cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value based on the liquidity of these financial instruments and/or based on their short-term nature.

Systems Development and Programming Costs

Systems development and programming costs associated with computer software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model; thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product, with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result no significant development costs have been incurred during those periods. Accordingly, Concur has not capitalized any systems development and programming costs to date associated with computer software products to be sold, leased, or otherwise marketed.

Internal-Use Software

Concur capitalizes certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. SOP 98-1 provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2005 and 2004, net capitalized software costs designated for internal use purposes, totaled approximately $4.3 million and $1.4 million, respectively. These capitalized costs are being ratably amortized, using the straight-line method, over the

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

estimated useful lives of the related applications which typically range from three to five years. The capitalized costs are included in Property and Equipment on our balance sheet.

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

Advertising and Marketing Costs

Costs of marketing materials and advertising expenditures are charged to operations when the materials are used or the advertising is first released. Advertising costs were approximately $284,000, $186,000, and $115,000, in the fiscal years ended September 30, 2005, 2004, and 2003, respectively.

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

We make judgments as to our ability to collect outstanding receivables, and provide an allowance for doubtful accounts, which is included in general and administrative expenses. In estimating allowances for doubtful accounts, we consider specific receivables when collection is doubtful, as well as an analysis of historical bad debt experience and current economic trends.

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

Deferred Revenues and Deferred Costs

As described above in Revenue Recognition Policy, we defer certain of our revenues received and related direct and incremental costs paid and recognize them ratably over the applicable service period. We categorize deferred revenues and deferred costs on our Consolidated Balance Sheet as current if we expect to recognize such revenue within the following twelve months. Deferred costs totaled $8.8 million and $4.7 million at

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 2005 and 2004, respectively. These totals included amounts classified as current totaling $3.4 million and $2.3 million at September 2005 and 2004, respectively, which are included in other current assets on our Consolidated Balance Sheet.

Business Combinations and Valuation of Intangible Assets

Concur accounts for business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill. Results of operations of acquired businesses are included in the financial statements of the acquiring company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition and amounts allocated to in-process research and development are expensed in the period of acquisition. As required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we do not amortize goodwill, but instead test goodwill for impairment annually in March and would record any necessary impairment in accordance with SFAS 142. Identifiable intangibles, such as the acquired customer base, are amortized over their expected economic lives in proportion to their expected future cash flows.

Impairment of Goodwill and Certain Other Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill not be amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. We have only one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We performed our initial test for impairment as of October 1, 2002, the date of adoption of SFAS 142, and our required annual tests as of March 31st of each successive year, and determined in each case that goodwill was not impaired.

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

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

	Year ended September 30,
	2005	2004	2003
	(in thousands, except per share data)

Net income	$5,366	$2,035	$961

Weighted average shares of common stock outstanding (1)	32,906	32,595	31,265
Add: Dilutive effect of stock-based compensation plans (2)(3)	3,442	4,220	4,175

Dilutive weighted average shares of common stock outstanding	36,348	36,815	35,440

Basic net income per share	$0.16	$0.06	$0.03
Diluted net income per share	$0.15	$0.06	$0.03

(1)	Shares related to our 2002 acquisition of Captura Software, Inc. were included in the computation of weighted average shares outstanding for fiscal 2003.
(2)	For the fiscal years ended September 30, 2005, 2004 and 2003, 2.3 million, 1.1 million and 1.0 million shares attributable to outstanding stock options and rights granted under our stock-based compensation plans were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and rights were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.
(3)	For the fiscal years ended September 30, 2004 and 2003, 1.4 million and 2.5 million shares attributable to outstanding warrants, described in Note 8, were excluded from the calculation of diluted earnings per share because the exercise prices of the warrants were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

Concentrations of Credit Risk

Financial instruments that potentially subject Concur to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. These instruments are generally unsecured and uninsured. We maintain the majority of our cash balances with one financial institution. Accounts receivable are typically unsecured and are from revenues earned from customers across different geographic areas, primarily located in the United States, operating in a wide variety of industries. No single customer accounted for greater than 10% of Concur’s revenues in any of the periods presented. No customer represented greater than 10% of outstanding trade accounts receivable at either September 30, 2005 or 2004. We typically do not require collateral or other security to support credit sales but provide allowances for sales and doubtful accounts based on historical experience and specific identification.

Foreign Currency Translation

Concur has subsidiaries located in the United Kingdom and Australia. The functional currency of each the foreign subsidiary is the local currency in the country in which the subsidiary is located. We translate assets and liabilities denominated in foreign currencies to U.S. dollars at the exchange rate in effect on the balance sheet

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

date. We translate revenues and expenses at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are included in other comprehensive income. Gains and losses on foreign currency transactions are included in our consolidated statements of operations as incurred and were insignificant for all periods presented.

Recently Issued Accounting Standards

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This Statement requires changes in accounting principle to be retrospectively applied to the prior periods presented in the financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement also carries forward, without substantive change, the provisions for the correction of an error from APB Opinion No. 20. Statement No. 154 is effective for accounting changes and corrections of errors made after December 31, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Accounting for Share-Based Payments (“SFAS123(R)”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to apply SFAS 123(R) as of the first annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements beginning with our fiscal year 2006, or October 1, 2005. As a result, we expect to record non-cash, stock based compensation expense, which will have a material effect on our results of operations. For example, in the fiscal year ended September 30, 2005, had we accounted for stock-based compensation using a fair value method of accounting as defined by the currently effective guidance under SFAS 123, our net income would have been reduced by $4.8 million. We are studying the specific impact of adoption, which includes our decision of whether to adopt the requirements on a prospective or retrospective basis and the specific methods for valuation.

Note 2.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,
	2005	2004
Computer hardware	$9,019	$11,211
Computer software	11,738	9,528
Furniture and equipment	582	656
Leased equipment	568	5,766
Leasehold improvements	4,578	866

Property and equipment, gross	26,485	28,027

Less accumulated depreciation	(11,463)	(23,024)

Property and equipment, net	$15,021	$5,003

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 3.    Acquisitions and Intangible Asset

We made no business acquisitions in fiscal 2005 or 2004.

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

Amortization of intangible asset represents the allocation of the acquired customer base intangible asset from the Captura acquisition. The related amortization expense reflected in our results of operations totaled $1.1 million for the fiscal years ended September 30, 2005, 2004, and 2003, respectively.

The gross and net carrying amounts of the acquired customer base intangible asset at September 30, 2005 and September 30, 2004 were as follows:

	September 30,
	2005	2004
	(in thousands)
Acquired customer base intangible asset:
Gross carrying amount	$5,700	$5,700
Accumulated amortization	(3,610)	(2,470)

Acquired customer base intangible asset, net	$2,090	$3,230

Estimated remaining amortization expense:
Fiscal 2006	$1,140
Fiscal 2007	$950

Note 4. Debt Obligations

Our debt outstanding at September 30, 2005 and 2004 consisted of:

	2005	2004
	(In thousands)
Bank equipment credit facility	$—	$107
Financing of directors’ and officers’ insurance policy	—	98

Total debt	—	205

Less current portion	—	(205)

Long-term debt, net of current portion	$—	$—

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

In September 2003, we amended the terms of the Loan Agreement to add a revolving line of credit (“Revolver”) in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, with interest at the bank’s prime rate. Any advances under the Revolver became due and payable on September 23, 2004. In September 2004, we amended the Loan Agreement to extend the Revolver’s availability to June 30, 2005, at which time any advances became due and payable. In May 2005, we amended the Loan Agreement to extend the Revolver’s availability to May 30, 2006, at which time any advances become due and payable. The other terms of the Revolver remain the same. There were no amounts borrowed under the Revolver at September 30, 2005.

We also amended the terms of the Loan Agreement in September 2003 to add an additional equipment facility (“Term III Advance”) for advances in the amount of actual equipment purchases up to $1.0 million through September 2004, with interest at the bank’s prime rate, maturing in September 2006. In September 2004 we amended the Loan Agreement to extend the Term III Advance’s availability to June 30, 2005, with any amounts borrowed due on June 30, 2007. The other terms of the Term III Advance remain the same. There were no amounts borrowed under the Term III Advance at September 30, 2005.

In May 2005, we amended the terms of the Loan Agreement to add an additional equipment facility (“Term IV Advance”) for advances in the amount of actual equipment purchases up to $2.5 million through May 30, 2006, with interest at the bank’s prime rate, maturing on May 30, 2008. There were no amounts borrowed under the Term IV Advance at September 30, 2005.

In March 2004, we entered into an arrangement to finance the premium for our current directors’ and officers’ liability insurance policy. The loan under this financing agreement bore interest at 5.4% per annum and matured in December 2004.

Note 5.    Commitments

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. Total rent expense for fiscal 2005, 2004, and 2003 was $1.8 million, $1.9 million, and $1.9 million, respectively. In September 2004, we entered into a definitive lease agreement for a successor facility at a different location in Redmond, Washington and moved into the approximate 100,000 square foot facility during the quarter ended June 30, 2005. This new lease provides for an eight-year term with an option to renew for an additional five years.

Future minimum payments under non-cancelable contracts are as follows (in thousands):

	Operating Leases	Third Party Hosting Services
Fiscal year ended September 30:
2006	$1,481	$1,936
2007	1,504	1,400
2008	1,206	—
2009	1,239	—
2010	1,279	—
2011 and thereafter	3,398	—

Total future minimum payments	$10,106	$3,336

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

At September 30, 2005 and 2004, restricted cash included $500,000 to secure the daily transactions processed in connection with our middle-market subscription services.

Note 6.    Income Taxes

Our recorded provision for income taxes (zero in all three years presented) differs from the amount computed by applying the statutory federal income tax rate to our net income or loss. The sources and tax effects of the differences are as follows:

	Year Ended September 30,
	2005	2004	2003
Statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of federal income taxes	3.5	3.8	3.0
Amounts not deductible for tax purposes	2.7	6.2	10.2
Foreign rate differentials	16.7	7.7	4.0
Tax credits	—	—	(51.0)
Expiration of state net operating losses	8.3	5.7	5.9
Change in valuation allowance	(65.2)	(57.4)	(6.1)

Effective tax rate	0.0%	0.0%	0.0%

Deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are also recorded for the future tax benefit of net operating losses and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at September 30, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$97,274	$95,827
Foreign net operating loss carryforwards	3,732	3,452
Tax credit carryforwards	5,933	5,933
Deferred revenue	7,401	6,025
Other	1,519	379

Total deferred tax assets	115,859	111,616

Deferred tax liabilities:
Intangible assets	(238)	(586)
Deferred Costs	(3,206)	—
Property and equipment	(3,004)	(265)
Other	(186)	—

Total deferred tax liabilities	(6,634)	(851)

Net deferred tax asset	109,225	110,765
Less: valuation allowance	(109,225)	(110,765)

Net deferred tax asset	$—	$—

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

We have established a valuation allowance in the full amount of the net deferred tax asset balance as sufficient uncertainty exists regarding the ability to realize such tax assets in the future. The relatively short history with our new subscription model makes our future taxable position difficult to evaluate. The net (decrease) or increase in the valuation allowance for the years ended September 30, 2005, 2004 and 2003, were ($1.5) million, $1.3 million and $1.8 million, respectively. A portion of the allowance increases relate to tax deductions from the exercise of stock options which are included in the net operating loss.

At September 30, 2005, we had federal net operating loss carryforwards in the amount of $272.0 million, which will expire in the years 2008 to 2024. At September 30, 2005, we had state net operating loss carryforwards in the amount of $99.8 million, which will expire in the years 2006 to 2024, with $9.9 million expiring in 2006 and $11.6 million in 2007. Limitations on the use of the federal and state net operating losses exist under Internal Revenue Code Section 382. Future changes of control as defined under IRC Section 382 may result in additional limitations on the use of these net operating losses. As of September 30, 2005 we had foreign net operating loss carryforwards in the amount of $12.4 million, which have no expiration date. During the fiscal year ended September 30, 2005, $2.3 million of foreign net operating loss carryforwards were lost due to the dissolution of a foreign subsidiary.

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

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of September 30, 2005, the ESPP authorized the issuance of up to 2,179,964 shares of common stock, subject to automatic annual increases as stated in the ESPP. During fiscal 2005, 2004, and 2003, employees purchased 274,868, 133,273, and 310,133 shares, respectively, under the ESPP. As of September 30, 2005, there are 235,731 shares available for purchase under the ESPP. The purchase of shares of common stock by employees under the ESPP is limited under the terms of the plan to the actual number of shares available for purchase during the specific period.

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

A summary of our stock option activity under the 1994 Plan, the 1998 Plan, the 1999 Plan, and the Director Plan is as follows:

For the Year Ended:	September 30, 2005		September 30, 2004		September 30, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	6,971,591	$5.50	6,655,624	$4.27	6,701,440	$4.42
Granted	1,155,200	9.36	1,296,496	10.55	1,984,274	3.28
Exercised	(1,054,958)	2.35	(705,425)	2.34	(980,964)	2.90
Canceled	(594,216)	11.77	(275,104)	7.57	(1,049,126)	4.53

Balance at end of year	6,477,617	6.13	6,971,591	5.50	6,655,624	4.27

Exercisable at end of year	4,704,624	5.41	4,364,329	4.95	3,585,013	5.68

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at September 30, 2005 for selected exercise price ranges is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.20 – 0.38	315,720	2.1	$0.37	315,720	$0.37
0.74 – 0.92	653,030	6.1	0.85	618,277	0.85
1.03 – 1.88	1,677,436	6.3	1.56	1,431,381	1.52
2.01 – 4.78	238,254	6.2	3.28	202,341	3.33
5.00 – 5.90	715,088	4.9	5.01	692,313	5.01
6.88 – 8.98	667,475	8.6	7.92	104,356	7.70
9.05 – 9.97	422,822	8.2	9.65	171,126	9.69
10.07 – 10.97	633,734	8.8	10.56	122,414	10.49
11.02 – 12.50	960,558	6.6	11.80	853,196	11.81
19.06 – 34.00	193,500	4.1	24.10	193,500	24.10

	6,477,617	6.5	$6.13	4,704,624	$5.41

Note 8.    Stockholders’ Equity

Shares Reserved

Concur has reserved shares of common stock for future issuance as follows:

September 30, 2005
Outstanding stock options	6,477,617
Stock options available for grant:
1999 Plan	616,255
1998 Plan	2,257,189
Director Plan	378,667
Employee Stock Purchase Plan	235,731

Total shares reserved	9,965,459

Private Placement to SAFECO and Nortel

In 2000, we entered into an agreement with SAFECO Corporation and Nortel Networks, Inc. for the purchase of 1,073,929 and 429,573 shares, respectively, of Concur’s common stock at a purchase price of $23.28 per share, which was the closing price of our common stock on that date. We also entered into strategic marketing and distribution agreements with SAFECO Life Insurance Company (“SAFECO”) and Nortel Networks Corporation (“Nortel”) under which SAFECO and Nortel agreed to resell certain of our products through their respective distribution networks and agreed to undertake joint marketing activities with Concur to promote certain of its products. Revenues generated from the joint marketing activities, if any, would be shared between Concur and the respective reseller. Through September 30, 2005, we have not recognized any revenue under these arrangements.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Under the terms of these agreements, we granted SAFECO and Nortel warrants to purchase up to 3,750,000 and 1,500,000 shares of our common stock, respectively, for a total of 5,250,000. The warrants became exercisable only if the warrant holder achieved certain annual milestones relating to revenue, derived in connection with the arrangements described above, through August 2005. The exercise price was to be the greater of $30.26 or 50% of the fair value of the common stock price on prescribed dates. In the event these milestones were achieved or the achievement became probable, we may have been required to record a non-cash charge throughout the remaining related service period to the extent that the fair value of our common stock exceeded the exercise price of the warrants at that time. We have not recorded any expense associated with these agreements to date. As of September 30, 2005, all 5,250,000 warrants under these agreements have expired.

Stock Repurchase Program

In January 2003, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to one million shares of our outstanding common stock over a two-year period expiring in January 2005. We did not repurchase any shares under this program. In January 2005, our Board of Directors authorized a new stock repurchase program, under which we are authorized to repurchase up to two million shares of our outstanding common stock over a two-year period expiring in January 2007. Stock repurchases under the 2005 stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. During the year ended September 30, 2005, we repurchased and retired 1,094,494 shares of our outstanding stock under the 2005 repurchase program, leaving a balance of 905,506 shares remaining eligible for repurchase.

Note 9.    Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Components of comprehensive income (loss) were as follows:

	Year Ended September 30,
	2005	2004	2003
	(in thousands)
Net income	$5,366	$2,035	$961
Other comprehensive income:
Foreign currency translation adjustments	27	93	—

Total comprehensive income	$5,393	$2,128	$961

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 10.    International Revenues

We license and market our products primarily in the United States and operate in a single industry segment. No single customer accounted for more than 10% of our total revenues during the years ended September 30, 2005, 2004 or 2003. Information regarding revenues by geographic region for the past three fiscal years is as follows (in thousands):

	2005	Percentage	2004	Percentage	2003	Percentage
Country:
United States	$61,782	86.0%	$48,398	85.6%	$49,105	86.6%
Europe	6,634	9.2%	4,820	8.5%	4,714	8.3%
Other	3,415	4.8%	3,332	5.9%	2,918	5.1%

Total revenues	$71,831	100.0%	$56,550	100.0%	$56,737	100.0%

Note 11.    Related-Party Transactions

In November 1998, Concur entered into a strategic alliance agreement with ADP, Inc., a subsidiary of Automatic Data Processing, Inc. (“ADP”), under which ADP agreed to refer potential customers for Corporate Expense Management software products and services exclusively to the Company until December 2001. Concur and ADP also agreed to jointly market our Corporate Expense Management products and services to ADP customers. In May 2000, Concur and ADP entered into a second agreement under which ADP will market certain co-branded versions of our ASP products on a commission basis. In July 2002, the agreement was amended such that ADP is assuming the majority of the business risks associated with all new ADP sales. As a result subscription revenues from new customer contracts after May 2002 are being recorded on a net basis. Contracts sold prior to this amendment are accounted for on a gross basis. This change did not have a material effect on our results of operations. An officer of ADP held a seat on our Board of Directors from March 1999 to December 2002. Total costs under these agreements prior to the board member’s departure were $0.4 million for fiscal 2003.

In December 2000, Concur recorded $1.3 million in license revenue from an agreement to license Concur Expense to a customer that employed a person who served as a member of Concur’s Board of Directors between January 2001 and May 2003. Total revenues from this customer prior to the board member’s departure were $0.8 million in fiscal 2003.

Note 12.    Royalty Agreements

Concur has entered into various agreements that allow us to incorporate licensed technology into our products or that allow the right to sell separately the licensed technology. We incur royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as licensed products are sold and are included in cost of operations expenses. These amounts totaled approximately $339,000, $391,000, and $526,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

Note 13.    Contingencies

Litigation

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. In April

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Concur Technologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 15.    Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly financial results for each of the three fiscal years in the period ended September 30, are as follow (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Fiscal 2005
Revenue	$16,281	$17,320	$18,608	$19,622	$71,831
Income from operations	420	904	1,674	2,104	5,102
Net income	509	992	1,728	2,137	5,366
Net income per share—basic	0.02	0.03	0.05	0.06	0.16
Net income per share—diluted	0.01	0.03	0.05	0.06	0.15

Fiscal 2004
Revenue	$13,393	$13,240	$14,457	$15,460	$56,550
Income from operations	517	117	596	519	1,749
Net income	598	205	654	578	2,035
Net income per share (basic and diluted)	0.02	0.01	0.02	0.02	0.06

Fiscal 2003
Revenue	$14,596	$13,810	$14,174	$14,157	$56,737
Income (loss) from operations	(22)	(475)	322	943	768
Net income (loss)	(13)	(429)	399	1,004	961
Net income (loss) per share (basic and diluted)	(0.00)	(0.01)	0.01	0.03	0.03

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have a materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2005.

Our management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of the fiscal year ended September 30, 2005. The information required by this item is incorporated herein by reference to the Proxy Statement.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this report:

1.	Financial Statements
	Consolidated Financial Statements of Concur Technologies, Inc.
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	36
	Consolidated Statements of Operations for the years ended September 30, 2005, 2004 and 2003	39
	Consolidated Balance Sheets as of September 30, 2005 and 2004	40
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2005, 2004, and 2003	41
	Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004, and 2003	42
	Notes to Consolidated Financial Statements	43

2.	Schedule

The following financial statement schedule for the years ended September 30, 2005, 2004, and 2003 should be read in conjunction with the consolidated financial statements of Concur Technologies, Inc. filed as part of this Annual Report on Form 10-K:

	Schedule II—Valuation and Qualifying Accounts	69

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on April 17, 2001.	8-K	000-25137	04/23/01	4.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999.	8-K	000-25137	06/15/99	2.1

4.03	Amendment to Third Amended and Restated Information and Registration Rights Agreement dated March 23, 2000.	10-K	000-25137	12/29/00	4.03

4.04	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents.*	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.03	Registrant’s 1998 Employee Stock Purchase Plan, as amended.*	8-K	000-25137	04/28/05	10.01

10.04	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

10.07	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. *	S-1	333-62299	08/26/98	10.06

10.08	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.09	Stock Purchase Agreement, dated February 22, 2000, among the Company, SAFECO Corporation and Nortel Networks, Inc.	10-K	000-25137	12/29/00	10.31

10.10	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.*	10-K	000-25137	12/21/01	10.20

10.11	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.

December 14, 2005	By:	/s/ S. STEVEN SINGH
S. Steven Singh Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ S. STEVEN SINGH S. Steven Singh	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 14, 2005

/S/ JOHN F. ADAIR John F. Adair	Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2005

/S/ MICHAEL W. HILTON Michael W. Hilton	Director	December 14, 2005

/S/ JEFFREY T. MCCABE Jeffrey T. McCabe	Director	December 14, 2005

/S/ ROBERT FINZI Robert Finzi	Director	December 14, 2005

/S/ WILLIAM W. CANFIELD William W. Canfield	Director	December 14, 2005

/S/ GORDON EUBANKS Gordon Eubanks	Director	December 14, 2005

/S/ JEFFREY T. SEELY Jeffrey T. Seely	Director	December 14, 2005

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

CONCUR TECHNOLOGIES, INC.

September 30, 2005

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deduction(2)	Balance at End of Period
Year ended September 30, 2005:
Deducted from asset accounts:
Allowances for sales and doubtful accounts	$690	$(16)	$804	$(744)	$734
Year ended September 30, 2004:
Deducted from asset accounts:
Allowances for sales and doubtful accounts	499	—	781	(590)	690
Year ended September 30, 2003:
Deducted from asset accounts:
Allowances for sales and doubtful accounts	1,020	(145)	532	(908)	499

(1)	Amounts charged against revenues for estimated sales returns.
(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on April 17, 2001.	8-K	000-25137	04/23/01	4.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999.	8-K	000-25137	06/15/99	2.1

4.03	Amendment to Third Amended and Restated Information and Registration Rights Agreement dated March 23, 2000.	10-K	000-25137	12/29/00	4.03

4.04	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents.*	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.03	Registrant’s 1998 Employee Stock Purchase Plan, as amended.*	8-K	000-25137	04/28/05	10.01

10.04	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

10.07	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. *	S-1	333-62299	08/26/98	10.06

10.08	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.09	Stock Purchase Agreement, dated February 22, 2000, among the Company, SAFECO Corporation and Nortel Networks, Inc.	10-K	000-25137	12/29/00	10.31

10.10	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.*	10-K	000-25137	12/21/01	10.20

10.11	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.	—	—	—	—	X

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.