Form 10-Q
period 2005-12-31
CONCUR TECHNOLOGIES INC
filed 2006-02-08
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2005

Commission file number: 0-25137

CONCUR TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

State of Incorporation: Delaware

I.R.S. Employer I.D. No.: 91-1608052

Address of principal executive offices: 18400 NE Union Hill Road

Redmond, Washington 98052

Telephone number, including area code: 425-702-8808

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares outstanding of the registrant’s common stock as of January 31, 2006 was 35,212,366.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

December 31, 2005

Concur®, Concur® Expense, and Concur® Cliqbook, among others, are registered trademarks and/or registered service marks of Concur or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2005	2004
Revenues:
Subscription	$15,169	$12,061
Consulting	3,704	3,186
Other	394	1,034

Total revenues	19,267	16,281

Expenses:
Cost of operations	8,254	6,690
Sales and marketing	4,755	4,162
Systems development and programming	2,223	2,349
General and administrative	3,105	2,375
Amortization of intangible asset	285	285

Total expenses	18,622	15,861

Income from operations:	645	420
Interest income	106	98
Interest expense	(1)	(3)
Other income (expense), net	(42)	(6)

Income before income tax:	708	509
Provision for income tax	60	—

Net income:	$648	$509

Net income per share:
Basic	$0.02	$0.02

Diluted	$0.02	$0.01

Shares used in calculation of net income per share:
Basic	33,301	33,126

Diluted	36,505	36,890

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

(Unaudited)

	December 31, 2005	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$16,022	$16,202
Accounts receivable, net of allowances of $1,029 and $734	13,712	12,374
Prepaid expenses	1,866	1,386
Other current assets	4,285	3,527

Total current assets	35,885	33,489

Property and equipment, net	16,268	15,021
Restricted cash	500	500
Acquired customer base intangible asset, net of amortization	1,805	2,090
Goodwill	3,704	3,704
Deposits and other long-term assets	6,016	5,847

Total assets	$64,178	$60,651

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,525	$1,447
Accrued compensation	1,321	2,395
Other accrued liabilities	2,224	2,373
Current portion of long-term obligations	159	—
Current portion of deferred revenues	14,796	13,298

Total current liabilities	21,025	19,658
Long-term obligations, net of current portion	3,025	3,050
Long-term deferred revenues, net of current portion	7,313	7,251

Total liabilities	31,363	29,959

Commitments and Contingencies (Note 3)
Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share: Authorized shares – 5,000; No shares issued or outstanding	—	—
Common stock, par value $0.001 per share: Authorized shares – 60,000; Issued and outstanding shares – 33,359 and 33,216	33	33
Additional paid-in capital	236,614	235,025
Accumulated other comprehensive income	(87)	27
Accumulated deficit	(203,745)	(204,393)

Total stockholders’ equity	32,815	30,692

Total liabilities and stockholders’ equity	$64,178	$60,651

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,
	2005	2004
Operating activities:
Net income	$648	$509
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible asset	285	285
Depreciation	1,086	586
Provision for allowance for accounts receivable	624	(35)
Share-based compensation expense	801
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,006)	306
Prepaid expenses, deposits, and other assets	(1,401)	(1,079)
Accounts payable	1,080	(518)
Accrued liabilities	(1,218)	(429)
Deferred revenues	1,570	1,750

Net cash provided by operating activities	1,469	1,375
Investing activities:
Purchases of property and equipment	(2,311)	(1,638)

Net cash used in investing activities	(2,311)	(1,638)
Financing activities:
Proceeds from issuance of common stock from exercise of stock options	543	175
Proceeds from issuance of common stock from employee stock purchase plan	201	779
Payments on borrowings	—	(205)

Net cash provided by (used in) financing activities	744	749

Effect of foreign currency exchange rates on cash and cash equivalents	(82)	(174)
Net (decrease) increase in cash and cash equivalents	(181)	660
Cash and cash equivalents at beginning of period	16,202	23,735

Cash and cash equivalents at end of period	$16,022	$24,395

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$2

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

Unaudited Interim Financial Information

The financial information as of December 31, 2005, and for the three months ended December 31, 2005 and 2004 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The balance sheet information at September 30, 2005 has been derived from our audited financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended December 31, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended September 30, 2005 included in Concur’s 2005 Annual Report on Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include the determination of certain provisions, including allowances for accounts receivable, product warranties, estimating useful lives of property and equipment, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business combinations, deferring certain revenues and costs, estimating expected lives of customer relationships, estimating share-based payments, and estimating tax valuation allowances.

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

Share-based Compensation

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely primarily on four stock option plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, Share-based Payment, requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, share-based compensation expense for the three months ended December 31, 2005, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all share-based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Our ESPP is deemed non-compensatory and therefore is not subject to the provisions of SFAS123R. See Note 7 to our Consolidated Financial Statements for further detail, including the impact of the adoption to our Consolidated Statement of Operations.

Prior to October 1, 2005, We accounted for our share-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as opposed to the fair value method allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Accordingly, no share-based compensation cost is reflected in our statement of operations for the quarter ended December 31, 2004, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under our employee stock purchase plan were within statutory limits.

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

	Three Months Ended December 31,
(in thousands, except per share data)	2005	2004
Net income	$648	$509
Weighted-average shares of common stock outstanding	33,301	33,126
Add: Dilutive effect of stock-based compensation plans (1)	3,204	3,764

Dilutive weighted-average shares of common stock outstanding	36,505	36,890

Net income per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.01

(1)	Shares attributable to outstanding stock options granted under our stock-based compensation plans that were excluded from the calculation of diluted earnings per share because the exercise prices of the such options and rights were greater than or equal to the average price of our common stock, and therefore their inclusion would have been anti-dilutive, totaled 0.8 million for the three months ended December 31, 2005, and 1.9 million for the three months ended December 31, 2004, respectively.

NOTE 2. INTANGIBLE ASSET

Amortization of intangible asset represents the allocation of the acquired customer base intangible asset from our July 2002 acquisition of Captura Software, Inc. The gross and net carrying amounts of the acquired customer base intangible asset at December 31, 2005 and September 30, 2005 were as follows:

(in thousands)	December 31, 2005	September 30, 2005
Acquired customer base intangible asset:
Gross carrying amount	$5,700	$5,700
Accumulated amortization	(3,895)	(3,610)

Acquired customer base intangible asset, net	$1,805	$2,090

The related amortization expense reflected in our results of operations totaled $285,000 for the three months ended December 31, 2005.

Estimated amortization expense for the remaining nine months of fiscal 2006 and annually for the remaining estimated useful life is as follows:

Estimated remaining amortization expense (in thousands):
Fiscal 2006	$855
Fiscal 2007	950

NOTE 3. COMMITMENTS AND CONTINGENCIES

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

NOTE 4. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The item of comprehensive income that we currently report is foreign currency translation adjustments as follows:

	Three Months Ended December 31,
(in thousands)	2005	2004
Net income	$648	$509
Other comprehensive income
Foreign currency translation adjustments	(114)	152

Total comprehensive income	$534	$661

NOTE 5. INTERNATIONAL REVENUES

We market our services and products primarily in the United States, Europe and Australia and we operate in a single industry segment. No single customer accounted for more than 10% of our total revenues in the three months ended December 31, 2005 and 2004, respectively. Information regarding revenues by geographic region for the three months ended December 31, 2005 and 2004, respectively, is as follows:

	Three Months Ended December 31,
(dollars in thousands)	2005	%	2004	%
Country:
United States	$16,870	87.6%	$13,464	82.7%
Europe	1,477	7.7	2,059	12.6
Other	920	4.8	757	4.7

Total revenues	$19,267	100.0%	$16,281	100.0%

NOTE 6. INCOME TAXES

For the first quarter of fiscal 2006, we recorded an income tax provision of $60,000 for Alternative Minimum Tax (AMT) related to Concur’s operating results, as compared to no income tax provision reported for the first quarter of fiscal 2005.

As of December 31, 2005, we had net operating loss carryforwards of approximately $380.6 million and other temporary differences, which resulted in net deferred tax assets of approximately $108.9 million. We currently have a full valuation allowance on our U.S. deferred tax assets and a full valuation allowance on our overseas deferred tax assets. Depending upon the results of our continuing quarterly evaluation in accordance with SFAS 109, Accounting For Income Taxes and the continued success of our subscription model for the second, third and fourth quarters of fiscal 2006, there may be sufficient evidence to support the conclusion it may become more likely than not that all or a portion of our net deferred tax asset will be realized and all or a portion of the valuation allowance should be reduced during the second half of the year. Any such reduction of our net deferred tax valuation allowance is expected to materially increase our net income and materially impact our consolidated balance sheet. We may not be able to sustain profitability, and as a result, any reduction of the valuation allowance and our future effective tax rate are uncertain. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies.

NOTE 7. SHARE-BASED COMPENSATION

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. The program includes incentive and non-statutory stock options granted under various plans, which are approved by the Board of Directors. Stock options generally vest one to four years after the grant date and expire ten years after the grant date. The company also has an ESPP plan which allows employees to purchase shares of common stock at 95% of fair market value at the date of purchase. The ESPP is deemed non-compensatory and therefore is not subject to the provisions of SFAS123R. As of December 31, 2005, we had approximately 2.5 million shares of common stock reserved for future issue under our stock option plans.

On October 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated out financial results for prior periods. Under this transition method, share-

based compensation expense for the three months ended December 31, 2005 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted subsequent to October 1, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the share-based compensation expense resulting from stock options that is recorded in our Consolidated Statement of Operations for the quarter ended December 31, 2005 (in thousands):

(dollars in thousands)	December 31, 2005
Cost of Operations	$207
Sales and Marketing	288
Systems Development and Programming	44
General and Administrative	262

Total	$801

We capitalized $28 thousand in property and equipment on the balance sheet for share-based compensation incurred in the development of internal use software. We deferred $17 thousand of operating costs for share-based compensation associated with deferred revenue. These amounts would have been charged to the following expense categories for the quarter ended December 31, 2005 (in thousands):

(dollars in thousands)	December 31, 2005
Cost of Operations	$17
Systems Development and Programming	28

Total	$45

Net cash proceeds from the exercise of stock options were $543k and $175k for the three months ended December 31, 2005 and December 31, 2004 respectively. No income tax benefit was realized from stock option exercises during the three months ended December 31, 2005 and December 31, 2004. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123R, we accounted for our stock option plans and ESPP (collectively, our “share-based compensation plans”) using the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under this method, no share-based compensation expense is reflected in our results of operations for the quarter ended December 31, 2004, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under the ESPP were within statutory limits.

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), requires companies that choose to continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for share-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized over the related vesting periods. The estimated fair value of purchases under the ESPP is amortized on a straight line basis over the related purchase periods, ranging from six to twenty-four months. The following table illustrates the effect on net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the three month period ended December 31, 2004 (in thousands, except per share amounts):

(in thousands, except per share data)	December 31, 2004
Net income, as reported	$509
Add: Share-based compensation expense, as reported	—
Deduct: Pro forma compensation expense under SFAS 123	(1,502)

Pro forma net income (loss)	$(993)

Net income (loss) per share:
Basic as reported	$0.02
Diluted, as reported	$0.01
Basic, pro forma	$(0.03)
Diluted, pro forma	$(0.03)

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended December 31, 2005 and December 31, 2004, respectively:

	Options
(dollars in thousands)	December 31, 2005	December 31, 2004
Expected life (in years)	4.7	4.5
Interest rate	4.3%	3.4%
Volatility	0.64	0.74
Dividend yield	—	—
Weighted average fair value at grant date	$7.13	$6.22

Our computation of the expected volatility for the quarter ended December 31, 2005 is based upon historical implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock option activity for the three months ended December 31, 2005 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate Intrinsic Value
Outstanding at September 30, 2005	6,478	$6.13	—	—
Grants	759	12.87	—	—
Exercises	(127)	4.28	—	—
Forfeiture or expirations	(33)	8.59	—	—
Outstanding at December 31, 2005	7,076	6.87	6.64	$44,742
Exercisable at December 31, 2005	4,821	5.49	5.55	37,862

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between Concur’s closing stock price on the last trading day of our first quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2005. The amount changes based on the fair market value of Concur’s common stock. Total intrinsic value of options exercised is $1.1 million for the three months ended December 31, 2005.

As of December 31, 2005, $9.0 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.5 years. Total fair value of options vested during the three months ended December 31, 2005 was $1.0 million.

NOTE 8. SUBSEQUENT EVENTS

On January 23, 2006, we closed on the acquisition of Outtask, Inc., headquartered in Alexandria, VA. Under the agreement, all Outtask shares will be exchanged for $24 million to $36 million in cash and 2.9 million to 3.5 million shares of Concur common stock. The purchase price for the acquisition was determined based upon an arm’s length negotiation and totaled approximately $67 - $88 million based upon the closing price of Concur Stock on January 20th. This acquisition allows us to expand our on-demand CEM suite by offering clients the market leading corporate travel management service, Cliqbook. This acquisition will accounted for under the provisions of SFAS 141, Business Combinations. Accordingly, the purchase price will be allocated to acquired assets and assumed liabilities based on their estimated fair values with any residual recorded as goodwill.

In connection with the acquisition of Outtask, there are contingent payments to be calculated based upon identified performance criteria as specified in the underlying purchase agreement. When determined, these additional payments will be recorded as goodwill.

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

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, the integration of Outtask, Inc., and other statements that are not historical facts. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 under “Risk Factors”, as well as in our other filings with the United States Securities and Exchange Commission (“SEC”). Material changes to these examples of risks and uncertainties are described under “Risk Factors” and elsewhere in this report. The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

Overview

Concur Technologies, Inc. is a leading provider of on-demand Corporate Expense Management (CEM) services and software solutions that automate processes involved in the management of corporate expenses. Our core purpose is to use innovation to help our customers drive down their costs associated with corporate expense management by providing a complete solution. Our solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns through comprehensive analytics.

On January 23, 2006, we completed our acquisition of Outtask, which added a market-leading online corporate travel management service called Cliqbook to our suite of CEM services. This addition will expand our suite of CEM solutions and simplify the entire travel and expense management workflow of our customers, which we believe will further differentiate Concur from our competition.

Our flagship products are Concur® Expense Service and as of January 23, 2006, Concur® Cliqbook which are used by our clients for travel and entertainment expense reporting and corporate travel management respectively. We also offer value-added services and software that are integrated with our core services and software, as well as consulting, customer support and training for our customers.

We offer our solutions under flexible delivery models that range from highly-configurable to standardized. We sell our solutions predominantly as subscription services and, to a much lesser extent, through our on-premises license agreements. We market and sell our solutions worldwide through our direct sales organization and indirect distribution channels.

We generate our revenues from the delivery of subscription services, consulting services, and, to a lesser extent, the sale of software licenses. Subscription revenues grew from 59% of total revenues in fiscal 2003, 71% in fiscal 2004, 74% in fiscal 2005, and 79% through the first three months of fiscal 2006. This growth reflects the market’s shift to emphasize purchases of subscription services rather than license software. Generally, our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer. We believe that the shift to the subscription services model provides more stable and predictable revenues and operating results compared to prior years when our license revenues represented a more significant portion of our total revenues, because revenue in any particular period is less dependent upon a small number of large transactions.

Our strategic focus in fiscal 2006 is to continue to expand our suite of CEM services offerings, to expand our direct and indirect distribution network and to be a leader in operational and service excellence. We expect our subscription revenues to increase in fiscal 2006 compared to fiscal 2005, on both an absolute basis and as a percentage of total revenues, due to anticipated demand for our subscription services. We expect total expenses to increase in fiscal 2006 compared to fiscal 2005 as a result of the acquisition of Outtask on January 23, 2006 and the continued growth of our business.

We operate in and report on one segment: corporate expense management services and software.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Selected Financial Data

In the following table, we show financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended December 31,
	2005	2004
Revenues:
Subscription	78.7%	74.1%
Consulting	19.2	19.6
Other	2.1	6.3

Total revenues	100.0	100.0

Expenses:
Cost of operations	42.8	41.1
Sales and marketing	24.7	25.6
Systems development and programming	11.5	14.4
General and administrative	16.1	14.6
Amortization of intangible asset	1.5	1.8

Total expenses	96.7	97.4

Income from operations	3.0	2.6
Interest income	.6	.5
Interest expense	0.0	0.0
Other income, net	(.2)	0.0

Income before income tax	3.7%	3.1%
Provision for income tax	(.3)	—
Net Income	3.4%	3.1%

Results of Operations

Revenues

	Three Months Ended December 31,
(dollars in thousands)	2005	2004	Change
Subscription	$15,169	$12,061	25.8%
Consulting	3,704	3,186	16.3%
Other	394	1,034	(61.9%)

Total revenues	$19,267	$16,281	18.3%

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

Subscription revenues increased $3.1 million or 25.8% for the three months ended December 31, 2005, compared to the same period in fiscal 2005. Revenues from our subscription services (total subscription revenues excluding revenue from the amortization of fees paid for software maintenance services under software license agreements) contributed approximately 102.5% of the absolute dollar increase in subscription revenues, offset by a 2.5% decline in maintenance revenue recognized for the three months ended December 31, 2005, compared to the same periods in fiscal 2005. Continued expansion of our subscription services customer base, coupled with strong retention of existing customers, was the main reason for the increase. The larger customer base reflects a trend of increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion relates primarily to the market’s continued growing acceptance of outsourced services, driven in part by limited information technology capital budgets. We believe these economic trends make traditional self-hosted software license arrangements, with their substantial up-front costs, less attractive than subscription services.

We expect subscription revenues to continue to grow in fiscal 2006, on both an absolute basis and as a percentage of total revenues, as a result of the acquisition of Outtask on January 23, 2006 which provides CEM subscription service offerings, the growing demand for our subscription CEM service offerings and our planned increase in spending on sales and marketing.

Consulting Revenues. Consulting revenues consist of fees for client services, which include system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting revenues are affected predominantly by the number and complexity of license customer upgrade implementations. Recognition of consulting revenues can also be affected by circumstances in which consulting fees in multiple element arrangements require deferral or are deemed to be subscription related.

The $0.5 million or 16.3% increase in consulting revenues for the three months ended December 31, 2005, compared to the same period in fiscal 2005, was primarily due to increased consulting services performed for existing customers upgrading to the latest version of our on-premise license software for the quarter ended December 31, 2005 and the recognition of $ 0.2 million of previously deferred revenue.

We anticipate that consulting revenues in fiscal 2006 will fluctuate on a quarterly basis but be lower for fiscal 2006 compared to fiscal 2005 on both an absolute basis and as a percentage of revenues, primarily as a result of fewer existing customers upgrading their on-premise license software in fiscal 2006 compared to fiscal 2005 and the acquisition of Outtask, which predominantly generates revenue from its CEM subscription service offerings.

Other Revenues. Other revenues consist of fees earned from sales of our software licenses.

Other revenues decreased approximately $0.6 million or 61.9% for the three months ended December 31, 2005, compared to the same periods in fiscal 2005. There are fewer license deals which reflects the market’s continued shift in focus to our subscription services away from license sales.

We continue to expect other revenues to be volatile from quarter to quarter and to be lower for fiscal 2006 compared to fiscal 2005 on both an absolute dollar value and as a percentage of revenue, reflecting the market’s continued shift in demand from a licensed model to a subscription services model and as a result of the acquisition of Outtask, which predominantly generated revenue from its CEM subscription service offerings.

International Revenues. Revenues from customers outside the United States were $2.4 million (12.4% of total revenues) and $2.8 million (17.2% of total revenues) in the three months ended December 31, 2005 and 2004, respectively. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. Of the $0.4 million decline, license revenue constituted 137.9% of the decline, offset by an increase in subscription revenues.

We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

	Three Months Ended December 31,
(dollars in thousands)	2005	2004	Change
Cost of operations	$8,254	$6,690	23.4%
Sales and marketing	4,755	4,162	14.2%
Systems development and programming	2,223	2,349	(5.4)%
General and administrative	3,105	2,375	30.7%
Amortization of intangible assets	285	285	0.0%

Total expenses	$18,622	$15,861	17.4%

Cost of Operations. Cost of operations expenses primarily consist of salaries and related expenses (including share-based compensation and travel related expenses) and allocated overhead costs (including depreciation, occupancy, insurance, telecommunications, and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services. Cost of operations expenses also include co-location and related telecommunications costs, fees paid to third parties for referrals, resale arrangements, royalties, and amortization of deferred set-up costs we incur in connection with our subscription services.

Cost of operations expenses represented 42.8% of total revenues for the three months ended December 31, 2005 compared to 41.1% for the same period in fiscal 2005. Total salaries and related expenses and allocated overhead costs increased 18.7% or $0.9 million for the three months ended December 31, 2005 compared to the same periods in fiscal 2005, due primarily to increased headcount, which accounted for $0.8 million, and share-based compensation related to the implementation of Financial Accounting Standard 123R, which accounted for $0.2 million. Co-location and related telecommunications costs increased 61.3% or $0.4 million for the three months ended December 31, 2005 compared with the same period in fiscal 2005. This increase was due primarily to a charge related to a change in co-location facilities. Fees paid to third parties for referrals, resale arrangements, and royalties increased 14.9% or $0.1 million for the three months ended December 31, 2005, compared with the same periods in fiscal 2005, respectively. This increase was due an increase in the amount of business generated through reseller partners for subscription-based sales.

We expect cost of operations expenses to fluctuate moderately from quarter to quarter, and generally to trend down in fiscal 2006 compared to fiscal 2005 as a percentage of total revenues as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars as a result of the acquisition of Outtask on January 23, 2006 and as we continue to expand our capacity to deploy and support additional new customers.

Sales and Marketing. Sales and marketing expenses consist of salaries and related expenses (including share-based compensation, sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel, and, to a lesser extent, miscellaneous sales and marketing costs, such as advertising, trade shows, and other promotional activities.

Sales and marketing expenses were 24.7% of total revenues for the three months ended December 31, 2005 compared with 25.6% for the same period fiscal 2005. Total sales and marketing expenses increased approximately $0.6 million or 14.2% for the three months ended December 31, 2005, compared with the same period in fiscal 2005. This increases in the three month period ending December 31, 2005, compared to the same period in fiscal 2005, was mainly due to a 14.7% increase in salaries and related expenses and allocated overhead costs, driven primarily by headcount increases, as well as an $0.3 million in share-based compensation expense.

We expect total sales and marketing expenses in fiscal 2006 to increase in absolute dollars compared to fiscal 2005, primarily due to our acquisition of Outtask and we expect an increase in sales headcount, which was approximately 32% higher at December 31, 2005 than December 31, 2004. This increase in sales headcount reflects a key part of our strategic focus in fiscal 2006, which is to ensure that our sales and marketing efforts are able to support expected demand and create additional awareness in our target markets.

Systems Development and Programming Costs. Systems development and programming costs consist of salaries and related expenses (including share-based compensation), and allocated overhead costs associated with employees and contractors engaged in software engineering, program management, and quality assurance.

Systems development and programming costs were 11.5% of total revenues for the three months ended December 31, 2005, compared to 14.4% for the same period in fiscal 2005. Systems development and programming costs recognized decreased by $0.1 million for the three months ended December 31, 2005, compared to the same period in fiscal 2005, respectively. This decrease was the result of lower payroll expense, partially offset by an increase in contract labor expense. Share-based compensation comprised $44 thousand for the three months ended December 31, 2005.

In response to growing demand for our subscription services, we have focused on the development and programming of internal-use software used to provide these services. Under generally accepted accounting principles, costs for corporate software developed or obtained for internal use are required to be capitalized and amortized over their useful lives. Internal use software costs capitalized increased $1.1 million from $5.1 million to $6.2 million for the quarter ended December 31, 2005.

We anticipate that recognized systems development and programming costs in fiscal 2006 will increase compared to fiscal 2005 driven primarily by our acquisition of Outtask and our continued focus on product innovation and enhancement. We anticipate most of the increase in system development and programming cost will be capitalized.

General and Administrative. General and administrative expenses consist of salaries and related expenses (including share-based compensation), and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal, information technology, facilities, and, to a lesser extent, costs, such as professional fees and public company regulatory compliance costs.

General and administrative expenses were 16.1% of total revenues for the three months ended December 31, 2005, compared to 14.6% for the same period in 2004. General and administrative expenses increased approximately $0.8 million or 33.3% for the three months ended December 31, 2005, compared to the same period in fiscal 2005. This increase was primarily due to a $0.3 million increase in share-based compensation expense and $0.3 million increase in costs from accounting fees and costs of public company regulatory compliance.

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

Interest Income and Interest Expense

	Three Months Ended December 31,
(dollars in thousands)	2005	2004	Change
Interest income	$106	$98	8.2%
Interest expense	1	3	(66.7)%

Interest Income and Interest Expense. The increase in interest income in the three months ended December 31, 2005 compared to the same period in fiscal 2005 reflects higher short term interest rates and more money in interest bearing accounts in 2005 than in 2004. The decrease in interest expense in the three months ended December 31, 2005, compared to the same period in fiscal 2005 was due to lower average outstanding bank borrowings and capital lease obligations.

Provision for Income Taxes. For the first quarter of fiscal 2006, we recorded an income tax provision of $60,000 for Alternative Minimum Tax (AMT) related to Concur’s operating results, as compared to no income tax provision reported for the first quarter of fiscal 2005.

As of December 31, 2005, we had net operating loss carryforwards of approximately $380.6 million and other temporary differences, which resulted in net deferred tax assets of approximately $108.9 million. We currently have a full valuation allowance on our U.S. deferred tax assets and a full valuation allowance on our overseas deferred tax assets. Depending upon the results of our continuing quarterly evaluation in accordance with SFAS 109, Accounting For Income Taxes and the continued success of our subscription model for the second, third and fourth quarters of fiscal 2006, there may be sufficient evidence to support the conclusion it may become more likely than not that all or a portion of our net deferred tax asset will be realized and all or a portion of the valuation allowance should be reduced during the second half of the year. Any such reduction of our net deferred tax valuation allowance is expected to materially increase our net income and materially impact our consolidated balance sheet. We may not be able to sustain profitability, and as a result, any reduction of the valuation allowance and our future effective tax rate are uncertain. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies.

Financial Condition

Our total assets were $64.2 million at December 31, 2005 and $60.7 million at September 30, 2005, representing an increase of $3.5 million or 5.8%. This increase was due to an increase in accounts receivable totaling $1.3 million, an increase in capital expenditures of $1.2 million, an increase in prepaid expenses of $0.5 million, and an increase in other receivables of $0.5 million. Our cash and cash equivalents totaled $16.0 million at December 31, 2005 and $16.2 million as of September 30, 2005, representing a decrease of $0.2 million, or 1.2%. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Net property and equipment increased to $16.3 million at December 31, 2005 from $15.0 million at September 30, 2005, with the largest increase due to a $1.1 million investment in development costs for software used internally for our subscription services offerings.

Accounts receivable balances, net of allowances of $1.0 million and $0.7 million, were $13.7 million and $12.4 million as of December 31, 2005 and September 30, 2005, respectively, representing an increase of $1.3 million or 10.8%. The increase in the allowance for the period of $0.3 million was based upon an increase in accounts receivable and an increase in the allowance for specific customer receivables.

Our total current liabilities were $21.0 million and $19.7 million at December 31, 2005 and September 30, 2005, respectively, representing an increase of $1.3 million, or 6.8%. This increase was mainly due to an increase in the current portion of deferred revenues totaling $1.5 million and an increase in accounts payable of $1.1 million, offset in part by a decrease of $1.1 million in accrued compensation. Total deferred revenues, including both current and long term, increased by $1.6 million to $22.1 million at December 31, 2005 from $20.5 million at September 30, 2005. This increase resulted from the growth in our customer base for our subscription services offerings over the period.

Our common stock and additional paid in capital totaled $236.6 million at December 31, 2005, compared to $235.1 million at September 30, 2005, an increase of $1.5 million, or 0.6%. The increase was primarily due to proceeds received from the exercise of stock options under our share-based compensation plans and purchases of stock under our employee stock purchase plan during the three months ended December 31, 2005.

Liquidity and Capital Resources

Our available sources of liquidity as of December 31, 2005 consisted principally of cash and cash equivalents totaling $16.0 million. We also have a revolving credit line and equipment purchase facility available, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our subscription and on-premise customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and on-premise services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, and systems development and programming costs. Operating activities provided $1.5 million and $1.4 million in the three months ended December 31, 2005 and 2004, respectively.

Our investing activities used $2.3 million and $1.6 million in the three months ended December 31, 2005 and 2004, respectively. Investing activities for the three months ended December 31, 2005, included $1.1 million for internally developed software and $0.6 million for purchased software. Purchases of property and equipment comprised the remaining total amount consisting mainly of leasehold improvements. The amount capitalized for the development of software used internally is described in more detail above in “Results of Operations – Expenses – Systems Development and Programming Costs”.

Our financing activities provided $0.7 million in both of the three months ended December 31, 2005 and 2004. Proceeds from financing activities during these periods consisted mainly of cash received from employee stock option exercises and employee stock purchase plan activities, which we do not directly control.

In March 2002, we entered into a loan and security agreement (“Loan Agreement”) with a bank for a $1.0 million equipment credit facility (“Term I Advance”). The Loan Agreement for the Term I Advance allowed for borrowings in the amount of actual equipment purchases made through December 2002. In September 2003, we amended the terms of the Loan Agreement to add a revolving line of credit (“Revolver”) in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, with interest at the bank’s prime rate. In September 2004 and May 2005, we amended the Loan Agreement further extending the Revolver’s availability to December 31, 2006, at which time any advances become due and payable. The other terms of the Revolver remained the same. There were no amounts borrowed under the Revolver at December 31, 2005.

We also amended the terms of the Loan Agreement in September 2003 to add an additional equipment facility (“Term III Advance”) for advances in the amount of actual equipment purchases up to $1.0 million through September 2004, with interest at the bank’s prime rate, maturing in September 2006. In September 2004 we amended the Loan Agreement to extend the Term III Advance’s availability to June 30, 2005, with any amounts borrowed due on June 30, 2007. The other terms of the Term III Advance remain the same. There were no amounts borrowed under the Term III Advance at December 31, 2005.

In May 2005, we amended the terms of the Loan Agreement to add an additional equipment facility (“Term IV Advance”) for advances in the amount of actual equipment purchases up to $2.5 million through May 30, 2006, with interest at the bank’s prime rate, maturing on May 30, 2008. There were no amounts borrowed under the Term IV Advance at December 31, 2005.

In January 2006, in connection with the acquisition of Outtask, Concur Technologies, Inc., Captura Software, Inc., and Outtask LLC we (the “Borrowers”) entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with Comerica Bank (“Comerica”) in order to increase available borrowing amounts under our existing loan agreement with Comerica. The Amended Loan Agreement provides for a term loan of up to $14 million and a revolving line of credit for up to $8 million. At Concur’s option, the term loan bears an interest rate equal to Comerica’s prime rate plus a range of 0.75% to 1.25% or LIBOR plus a range of 3.0% to 3.5%, and matures December 31, 2010. At Concur’s option, the revolver bears an interest rate equal to Comerica’s prime rate plus a range of 0.50% to 1.00% or LIBOR plus a range of 2.75% to 3.25%, and matures January 23, 2007. There were no amounts borrowed under the term loan or revolver at December 31, 2005.

No funds have been disbursed to fund the acquisition of Outtask as of January 31, 2006. We anticipate using up to the full amount of the term loan and line of credit to fund the acquisition during the quarter ended March 31, 2006.

In January 2003, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to one million shares of our outstanding common stock over a two-year period expiring in January 2005. We did not repurchase any shares under this program. In January 2005, our Board of Directors authorized a new stock repurchase program, under which we are authorized to repurchase up to two million shares of our outstanding common stock over a two-year period expiring in January 2007. Stock repurchases under the 2005 stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. During the fiscal year ended September 30, 2005, we repurchased and retired 1,094,494 shares of our outstanding common stock under the 2005 repurchase program, leaving a balance of 905,506 shares remaining eligible for repurchase. There were no share repurchases executed during the three months ended December 31, 2005.

We believe our cash and cash equivalents, amounts available under our credit facilities, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs and capital expenditures for at least the next 12 months. In the longer term, or if we decide to acquire assets or businesses, we may require additional funds and may seek to raise such additional funds through private or public sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means. There can be no assurances that any such funds will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.

Off Balance Sheet Arrangements

None.

We do not use derivative financial instruments.

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

The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those most important to the portrayal of our financial condition and results of operations, and that require the most difficult, subjective, or complex judgments. Our critical accounting policies include revenue recognition, internal-use software, allowances for accounts receivable, accounting for share-based compensation, and accounting for income taxes.

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

Share-based Compensation

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely primarily on four stock option plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three months ended December 31, 2005, includes compensation expense for all stock based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all stock based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Our ESPP is deemed non-compensatory and therefore is not subject to the provisions of SFAS123R. See Note 7 to our Consolidated Financial Statements for further detail, including the impact of the adoption to our Consolidated Statement of Operations.

Prior to October 1, 2005, We accounted for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as opposed to the fair value method allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Accordingly, no stock-based compensation cost is reflected in our statement of operations for the quarter ended December 31, 2004, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under our employee stock purchase plan were within statutory limits.

Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities, including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues.

We have accumulated significant net operating loss carryforwards and other temporary differences, which resulted in net deferred tax assets. We currently have a full valuation allowance on our U.S. deferred tax assets and a full valuation allowance on our overseas deferred tax assets.

Depending upon our actual results for the second, third and fourth quarters of 2006, there may be sufficient evidence to support the conclusion that all or a portion of our net deferred tax valuation allowance should be reduced during the second half of the year. Any such reduction of our net deferred tax valuation allowance is expected to materially increase our net income and materially impact our consolidated balance sheet. We may not be able to sustain profitability, and as a result, any reduction in the valuation allowance and the future effective tax rate are uncertain. In addition, the utilization of our accumulated net operating loss carryforwards may be subject to the limitations and timing as described below.

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

Interest Rate Risk. We have borrowing arrangements with variable rates of interest. There are no amounts outstanding at December 31, 2005 under such arrangements. We also maintain cash in highly liquid investment vehicles including money market accounts, which bear interest at variable overnight or short term rates. Variable interest rate investment and debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% increase in interest rates. We believe such a change would not have a material impact on our cash flows related to these investment and debt arrangements.

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

Changes In Internal Control Over Financial Reporting.

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three month period ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty. The following discussion augments and should be read in conjunction with the “Risk Factors” included in Item 1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and, collectively, addresses the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, readers should pay particular attention to the descriptions of risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 as updated by the discussion below and in other sections of this report and our other filings with the SEC.

We Only Recently Acquired Outtask, So It Is Difficult To Determine What Its Impact On Our Financial Results Will Be.

On January 23, 2006, we acquired Outtask. As a result, we have only a very limited operating history on which to base an evaluation of our consolidated business and prospects. Our future success will depend on many factors, many of which are not entirely under our control, including, but not limited to, the following:

•	the successful integration of Outtask or any other businesses that we may acquire;

•	growth in demand for our products and services;

•	the competition for any of our products services;

•	the perceived security of electronic commerce and communications over the Internet and other IP networks;

•	the perceived security of our services, technology, infrastructure and practices; and

•	the significant lead times before a new product, service or enhancements, including those that will be added through the acquisition Outtask, begin generating revenues.

To address these risks we must, among other things:

•	successfully market our services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services; and

•	successfully introduce enhancements to our products and services to address new technologies and standards and changing market conditions.

We May Have Difficulties Integrating Outtask With Our Business Operations, And The Costs We Incur May Be High.

We may experience difficulties integrating the personnel, products, technologies and operations of Outtask. Those difficulties include:

•	potential disruption of our ongoing business;

•	potential impairment of relationships with our employees, customers, and strategic partners, including those employees, customers, and strategic partners that we added through our acquisition of Outtask;

•	the need to manage more geographically-dispersed operations, such as Outtask’s headquarters office in the State of Virginia;

•	greater than expected costs, unknown liabilities and the diversion of management’s resources from other business concerns involved in identifying, completing and integrating the acquisition;

•	potential difficulties retaining key employees of Outtask;

•	adverse effects on the existing customer relationships;

•	our inability to incorporate acquired technologies successfully into our operations infrastructure;

•	the difficulty of assimilating the operations and personnel of Outtask;

•	potential incompatibility of business cultures;

•	the incurrence of debt, which will reduce our cash available for operations and other uses, and the issuance of equity securities, which will dilute the ownership interests of our existing stockholders; and

•	the inability to maintain uniform standards, controls, procedures and policies.

If we are unable to address any of these risks successfully, our business could be harmed.

Additionally, there is risk that we may incur additional expenses associated with an impairment of a portion of goodwill and other intangible assets due to changes in market conditions for acquisitions. Under generally accepted accounting principles, we are required to evaluate goodwill for impairment on an annual basis and to evaluate other intangible assets as events or circumstances indicate that such assets may be impaired. These evaluations could result in further impairments of goodwill or other intangible assets.

If We Acquire Additional Companies, Products, Or Technologies, We May Face Risks Associated With Those Acquisitions.

In the future, we may acquire additional companies or make investments in other companies, products, or technologies. We may not realize the anticipated benefits of our prior or future acquisitions or investments to the extent that we anticipate, or at all. We may have to incur additional debt or issue additional equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If any acquisition or investment is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results. Any completed acquisitions would also require significant integration efforts, diverting our attention from our business operations and strategy.

Because Sales Of Our Concur Expense Solutions, Account For More Than 95% Of Our Total Revenues, A Material Decrease In Demand For These Solutions Would Substantially Harm Our Results Of Operations.

We generated more than 95% of our total revenues for the three months ended December 31, 2005, and for all of fiscal 2005, from our Concur Expense services and software. We expect such services and software to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of our Concur Expense solutions, and our revenues would decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop expense management products that achieve greater market acceptance, or we do not keep up with technological advancements in software platforms, delivery models or product features. There can be no assurance that our services and software solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

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

We began offering our software as a service on an outsourced basis over the Internet in 1999. Our subscription services delivery models have continued to evolve, and we anticipate that our future financial performance and revenue growth will depend, in large part, upon the growth of our subscription services. Our subscription revenues represented 79% of total revenues in the three months ended December 31, 2005, and we depend substantially on outsourced subscription services delivery models for our anticipated revenues and cash flows. We believe that subscription revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced subscription services delivery models. As a result, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to evaluate.

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

We Depend On Consulting Revenues, Which May Fluctuate Or Decline.

Our consulting revenues represented 19.2% of total revenues in the three months ended December 31, 2005, respectively. We anticipate that consulting revenues will continue to represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Our consulting revenues could fluctuate or decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

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

We Depend On Our Relationships With Travel Suppliers And Any Adverse Changes In These Relationships Could Adversely Affect Our Business, Financial Condition And Results Of Operations.

As a result of our acquisition of Outtask, an important component of our business success will depend on our ability to maintain existing, as well as build new, relationships with travel suppliers. Adverse changes in existing relationships, or our inability to enter into new arrangements with these parties on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect our business, financial condition, and results of operations.

Travel suppliers are increasingly seeking to lower their travel distribution costs by promoting direct online bookings through their own websites. In some cases, supplier direct channels offer advantages to consumers, such as loyalty programs or lower transaction fees. In addition, travel suppliers may choose not to make their travel products and services available through our distribution channels. To the extent that consumers increase the percentage of their travel purchases through supplier direct websites and/or if travel suppliers choose not to make their products and services available to us, our business may suffer.

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

We Obtained Additional Financing To Fund The Cash Portion Of The Consideration Paid To The Stockholders Of Outtask, And We May Require Additional Financings To Fund Operations Or Growth In The Future.

On January 24, 2006, Concur incurred an aggregate principal amount of up to $14 million of indebtedness for a term loan under the Amended Loan Agreement with Comerica Bank. This indebtedness was used to finance the cash portion of the total merger consideration paid at the closing of acquisition of Outtask, and to pay fees and expenses associated with the acquisition. In the future, we may be required to seek additional financing to fund our operations or growth. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our systems development and programming efforts, our results of operations and cash flows, the use of cash in our stock repurchase program, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell businesses or assets may require us to seek additional funding sooner than we expect. There is no assurance that such funding will be available on terms that are acceptable to us, or at all. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights, preferences, and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited.

Compliance With New Regulations Governing Public Company Corporate Governance And Reporting Is Uncertain And Expensive.

Many new laws, regulations, and standards, notably those adopted by the SEC and the NASDAQ Stock Market, impose new obligations on public companies in connection with the Sarbanes-Oxley Act of 2002, such as ours, which have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices and have created uncertainty for companies such as ours. These new laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our continuing preparation for and implementation of these reforms and enhanced new disclosures has resulted in, and will likely continue to result in, increased general and administrative expenses and a significant diversion of management’s time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with regulations regarding our internal control over financial reporting will likely continue to require us to commit significant financial and managerial resources. If we are not able to prepare for and implement the reforms required by new laws, regulations, and standards, our business, operating results, and financial condition could be harmed. Further, these laws, regulations, and standards may make it more difficult for us to attract and retain qualified members to serve on our board of directors and to attract and retain qualified executive officers, which could harm our business.

The Growth Of The International Component Of Our Business Subjects Us To Additional Risks Associated With Foreign Operations.

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $2.4 million for the three months ended December 31, 2005. These international operations are subject to many difficulties and incremental costs, including:

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

Our revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	whether we are perceived as able to integrate the personnel, products, and operations of Outtask;

•	the evolving demand for our services and software;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of large contracts;

•	changes in mix of our services and software offerings;

•	the mix of sales channels through which our services and software are sold;

•	costs of developing new products and enhancements;

•	our ability to adequately provide services and software; and

•	global economic and political conditions.

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

Our Reported Financial Results May Be Adversely Affected By Changes In Accounting Principles Generally Accepted In The United States.

GAAP is subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC, and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In particular, revenue recognition rules for software and service companies are complex and require significant interpretation by us. Changes in circumstances, interpretations, or accounting principles or guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” above regarding our critical revenue recognition policies. Further, we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the fair market value of our common stock on the grant date. However, in December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-based Payments, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. As a result, we are now recording non-cash, stock-based compensation expense, which has a material effect on our results of operations.

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

Software License Revenues Are Volatile, Which Makes Our Operating Results Difficult To Forecast.

Our software license revenues represented 2% of total revenues in the three months ended December 31, 2005, respectively. While software license revenues are diminishing as a percent of total revenues, they continue to contribute to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Further, we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer. The continuing weakness of capital spending for enterprise software contributes to the length and unpredictability of our sales cycle for licensed products, making related revenues more difficult to predict and subjecting our operating results to greater volatility on a quarter over quarter basis.

We May Not Successfully Develop Or Introduce New Products Or Enhancements To Existing Products, Or Successfully Integrate The Outtask Products And Services, So We May Lose Existing Customers Or Fail To Attract New Customers And Our Revenues Would Suffer.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of our products and services, and on our ability to integrate the products and services of Outtask into our existing and future products and services. Our business could be harmed if we fail to deliver enhancements to our current and future products and services that our customers desire, or fail to integrate Outtask’s products and services into our existing and future products. From time to time, we experience delays in the planned release dates of enhancements to our products and services, and we have discovered errors in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain errors when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products and services, or customer claims, including, among other things, warranty claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing products and services on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including, without limitation, unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new products or services in the marketplace.

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

Our Stock Price Has Experienced High Volatility In The Past, May Continue To Be Volatile, And May Decline.

The trading price of our common stock has fluctuated widely in the past and may do so in the future, as a result of a number of factors, many of which are outside our control, such as:

•	the announcement of a merger or acquisition;

•	variations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	failure to achieve earnings expectations;

•	the volatility inherent in stock prices within the emerging sector within which we conduct business; and

•	the volume of trading in our common stock, including sales upon exercise of outstanding options.

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

If We Fail To Attract And Retain Qualified Personnel, Our Business Could Be Harmed.

Our success depends in large part on our ability to attract, motivate, and retain highly qualified personnel, including personnel recently added through our acquisition of Outtask. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining key personnel. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. We also compete for personnel with other software vendors and consulting and professional services companies. Further, recent changes in applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. We rely on our direct sales force to sell our services and software in the marketplace. We anticipate increasing our direct sales force. There is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements. Any inability to hire and retain salespeople or any other qualified personnel, or any loss of the services of key personnel, would harm our business.

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

In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights, and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 5.	OTHER INFORMATION

On January 23, 2006, we closed on the acquisition of Outtask, Incorporated, headquartered in Alexandria, VA. Under the agreement, all Outtask shares will be exchanged for $24 million to $36 million in cash and 2.9 million to 3.5 million shares of Concur common stock. The purchase price for the acquisition was determined based upon an arm’s length negotiation and totaled approximately $67 - $88 million based upon the closing price of Concur Stock on January 20th. This acquisition allows us to expand our on-demand CEM suite by offering clients the market leading corporate travel management service, Cliqbook.

In connection with the acquisition of Outtask, there are contingent payments to be calculated based upon identified performance criteria as specified in the underlying purchase agreement. When determined, these additional payments will be recorded as goodwill. As of January 23, 2005, we estimate that these payments could range up to approximately $21 million in cash and stock and would be payable after fiscal year end 2006.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
2.01	Agreement and Plan of Reorganization, dated January 23, 2006, among Concur Technologies, Inc., Galileo 1 Acquisition Corporation, Inc., Galileo 2 Acquisition LLC, and Thomas A. DePasquale, as Representative.	—	—	—	—	X

10.01	Amended and Restated Loan and Security Agreement, dated January 24, 2006, among Concur Technologies, Inc., Captura Software, Inc., Outtask LLC, and Comerica Bank.	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: February 8, 2006

CONCUR TECHNOLOGIES, INC.

By	/s/ John F. Adair
John F. Adair
Chief Financial Officer