Form 10-K/A
period 2005-09-30
CONCUR TECHNOLOGIES INC
filed 2006-05-01
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of their obligations under those Sections.

The number of shares outstanding of the registrant’s common stock as of April 27, 2006 was 35,680,538.

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

EXPLANATORY NOTE

Concur Technologies, Inc. (“Registrant”) is filing this amendment to its Annual Report on Form 10-K for the year ended September 30, 2005 (“2005 Form 10-K”) for the sole purpose of correcting an inadvertent omission of language from the certifications by its principal executive officer and principal financial officer that were originally filed with the 2005 Form 10-K. The corrected certifications are filed as exhibits to this amendment, in their entirety.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2006	CONCUR TECHNOLOGIES, INC.

	By:	/s/ S. STEVEN SINGH
S. Steven Singh Chief Executive Officer and Chairman of the Board

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X