Form 10-Q
period 2006-03-31
CONCUR TECHNOLOGIES INC
filed 2006-05-10
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2006 was 35,806,076.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2006

Concur®, Concur® Expense, and Cliqbook® Travel, among others, are registered trademarks and/or registered service marks of Concur or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues from Services:
Subscription services	$19,236	$12,697	$34,405	$24,758
Consulting services and other	4,277	4,623	8,375	8,842

Total revenues	23,513	17,320	42,780	33,600

Expenses:
Cost of services	9,372	6,874	17,626	13,564
Sales and marketing	5,669	4,279	10,424	8,441
Systems development and programming	3,041	2,532	5,264	4,881
General and administrative	3,638	2,446	6,743	4,820
Amortization of intangible assets	606	285	891	570

Total expenses	22,326	16,416	40,948	32,276

Income from operations:	1,187	904	1,832	1,324
Interest income	130	94	235	192
Interest expense	(218)	(1)	(219)	(4)
Other income (expense), net	(106)	(5)	(148)	(12)

Income before income tax:	993	992	1,700	1500
Provision for income tax	60	—	120	—

Net income:	$933	$992	$1,580	$1,500

Net income per share:
Basic	$0.03	$0.03	$0.05	$0.05

Diluted	$0.02	$0.03	$0.04	$0.04

Shares used in calculation of net income per share:
Basic	34,889	32,853	34,086	32,991

Diluted	39,399	36,195	38,401	36,572

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

(Unaudited)

	March 31, 2006	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$13,340	$16,202
Accounts receivable, net of allowances of $1,624 and $734	19,619	12,374
Prepaid expenses	1,593	1,386
Other current assets	5,376	3,527

Total current assets	39,928	33,489

Property and equipment, net	18,343	15,021
Restricted cash	500	500
Intangible assets, net of amortization	11,399	2,090
Goodwill	59,576	3,704
Deposits and other long-term assets	6,512	5,847

Total assets	$136,258	$60,651

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,608	$1,447
Accrued compensation	3,382	2,395
Other accrued liabilities	7,128	2,373
Current portion of long-term debt and short-term borrowings	2,576	—
Current portion of deferred rent	160	145
Current portion of deferred revenues	15,860	13,298

Total current liabilities	32,714	19,658

Long-term debt, net of current portion	14,920	—
Long-term deferred rent, net of current portion	2,988	3,050
Long-term deferred revenues, net of current portion	8,344	7,251

Total liabilities	58,966	29,959

Commitments and contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share: Authorized shares – 5,000; No shares issued or outstanding	—	—
Common stock, par value $0.001 per share: Authorized shares – 60,000; Issued and outstanding shares – 35,619 and 33,216	36	33
Additional paid-in capital	280,155	235,025
Accumulated other comprehensive income	(86)	27
Accumulated deficit	(202,813)	(204,393)

Total stockholders’ equity	77,292	30,692

Total liabilities and stockholders’ equity	$136,258	$60,651

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Operating activities:
Net income	$933	992	$1,580	$1,500
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	606	285	891	570
Depreciation	1,232	656	2,318	1,242
Provision for allowance for accounts receivable	366	256	989	221
Share-based compensation expense	1,171		1,972
Changes in operating assets and liabilities:
Accounts receivable	(3,200)	(1,558)	(5,205)	(1,252)
Prepaid expenses, deposits, and other assets	(1,203)	(913)	(2,603)	(1,992)
Accounts payable	1,082	954	2,162	436
Accrued liabilities	385	(607)	(833)	(1,036)
Deferred revenues	1,306	836	2,876	2,587

Net cash provided by operating activities	2,678	901	4,147	2,276

Investing activities:
Purchases of property and equipment	(2,600)	(3,044)	(4,911)	(4,682)
Payments for acquisition, net of cash acquired	(22,508)	—	(22,508)	—

Net cash used in investing activities	(25,108)	(3,044)	(27,419)	(4,682)

Financing activities:
Proceeds from borrowings	18,000	—	18,000	—
Proceeds from issuance of common stock from exercise of stock options	2,165	456	2,707	631
Proceeds from issuance of common stock from employee stock purchase plan	212	—	414	779
Payments on repurchase of common stock	—	(8,689)	—	(8,689)
Payments on borrowings and capital leases	(629)	—	(629)	(205)

Net cash provided by (used in) financing activities	19,748	(8,233)	20,492	(7,484)

Effect of foreign currency exchange rates on cash and cash equivalents	—	(54)	(82)	120
Net decrease in cash and cash equivalents	(2,682)	(10,430)	(2,862)	(9,770)
Cash and cash equivalents at beginning of period	16,022	24,395	16,202	23,735

Cash and cash equivalents at end of period	$13,340	$13,965	$13,340	$13,965

Supplemental disclosure of cash flow information:
Cash paid for interest	$110	$—	$111	$2
Stock & options issued in connection with acquisition	$39,900	$—	$39,900	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

NOTE 1. DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Concur Technologies, Inc. is a leading provider of business services and solutions that automate processes involved in the management of corporate expenses. Our core purpose is to use innovation to help our customers drive down their costs associated with corporate expense management (CEM). Concur’s integrated suite of on-demand CEM services includes Cliqbook Travel for corporate travel management, Cliqbook Meeting for corporate meeting and group travel management and Concur Expense Service for managing the expense reporting process. Our solutions are designed to automate and streamline these business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns through comprehensive analytics. We provide our services through flexible subscription services and other delivery models, and market and sell our solutions worldwide through a direct sales organization as well as through indirect distribution channels.

Throughout these financial statements Concur Technologies, Inc. is referred to as “Concur”, “we”, “us”, and “our”.

Unaudited Interim Financial Information

The financial information as of March 31, 2006, and for the three and six months ended March 31, 2006 and 2005 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The balance sheet information at September 30, 2005 has been derived from our audited financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended September 30, 2005 included in Concur’s 2005 Annual Report on Form 10-K.

Segment Information

We operate in and report on one segment (Corporate Expense Management services) based upon the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information.

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

We generate our revenues from the delivery of subscription services (which include maintenance services), consulting services, and to a lesser degree the sale of software licenses.

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

Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the longer of the contractual lives, which generally range from two to five years, or the expected lives of the customer relationships. If we launch new subscription service offerings, we use the contractual lives as the best estimate of the expected lives of the customer relationships. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations.

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

Consulting and Other Revenues:

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

Other revenues consist of fees earned from, and allocable to, grants of licenses to use our products. We recognize license revenues when evidence of a license arrangement exists, we have delivered the product, the amount of the transaction is fixed or determinable, collection is probable, and VSOE exists for any undelivered elements of the arrangement. Elements included in our multiple-element software arrangements consist of various licensed products and services such as software maintenance services, consulting services, and subscription services.

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

In software license arrangements where we also provide consulting services, license revenues are recognized upon delivery of the product, provided that the criteria for recognition of software license revenues described above are met, payment of the license fees is not dependent upon the performance of the consulting services, and the consulting services are not essential to the functionality of the software. If we determine that the consulting services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the consulting services, then both the license and consulting fees are recognized on a percentage-of-completion basis. We typically do not consider the consulting services we provide in such arrangements to be essential to the functionality of the software and, therefore, license revenues are typically recognized upon delivery of the software and consulting revenues are recognized as the services are performed.

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

Share-based Compensation

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Our option plans provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, Share-based Payment, requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, share-based compensation expense for the three and six months ended March 31, 2006, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all share-based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Our Employee Stock Purchase Plan is deemed non-compensatory and therefore is not subject to the provisions of SFAS123R. See Note 8 to our Consolidated Financial Statements for further detail, including the impact of the adoption to our Consolidated Statement of Operations.

Prior to October 1, 2005, We accounted for our share-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations, as opposed to the fair value method allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Accordingly, no share-based compensation cost is reflected in our statement of operations for the three and six months ended March 31, 2005, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under our employee stock purchase plan were within statutory limits.

Computation of Net Income Per Share

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2006	2005	2006	2005
Net income	$933	$992	$1,580	$1,500
Weighted-average shares of common stock outstanding	34,889	32,853	34,086	32,991
Add: Dilutive effect of stock-based compensation plans (1)	4,510	3,342	4,315	3,581

Dilutive weighted-average shares of common stock outstanding	$39,399	$36,195	$38,401	$36,572

Net income per share:
Basic	$0.03	$0.03	$0.05	$0.05
Diluted	$0.02	$0.03	$0.04	$0.04

(1)	Shares attributable to outstanding stock options granted under our stock-based compensation plans that were excluded from the calculation of diluted earnings per share because the exercise prices of the such options and rights were greater than or equal to the average price of our common stock, and therefore their inclusion would have been anti-dilutive, totaled 1.0 and 0.7 million for the three and six months ended March 31, 2006, and 2.5 and 2.4 million for the three and six months ended March 31, 2005, respectively.

Recent Pronouncements

The adoption of the following recent pronouncement in the first half of fiscal 2006 did not have a material impact on our results of operations and financial condition:

The FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Concur in the first quarter of fiscal 2007.

NOTE 2. BUSINESS COMBINATION

On January 23, 2006 we acquired all of the outstanding shares of Outtask, Inc., a privately held company based in Alexandria, Virginia. The acquisition was accounted for as a purchase business combination. Certain aspects of the purchase price allocations for Outtask are preliminary and have been made using initial estimates of value. These estimates are the responsibility of management. Adjustments due to the finalization of these estimates will be included in the allocation of the purchase price if the adjustment is determined within one year of the consummation date, or the purchase price allocation period. The operating results of Outtask are included in Concur’s consolidated statement of operations from the date of the acquisition. Pro forma results of operations are presented for Outtask because the effect of this acquisition was material to Concur on an individual basis.

Under the terms of the agreement, all outstanding securities of Outtask were exchanged for approximately $24 million to $36 million in cash and approximately 2.9 million to 3.5 million shares of Concur common stock all totaling between approximately $67 million and $88 million based on the closing price of Concur common stock on January 20, 2006. The final amount of consideration paid in the acquisition is subject to the satisfaction of combined company performance metrics as of September 30, 2006 and certain holdback provisions set forth in the definitive merger agreement. Outtask is a “Software as a Service” provider, delivering employee-facing applications for travel and expense management to corporate customers. We acquired Outtask to expand our on-demand CEM suite, in particular by offering clients a corporate travel management service, Cliqbook. The total preliminary purchase price of $67.0 million was comprised of:

Purchase Consideration (in millions)
Cash	$24.0
Equity, common stock	26.0
Equity, options	13.9
Acquisition-related transaction costs	3.1

Total	$67.0

The fair value of the approximately 1.2 million fully-vested options granted was calculated using a Black-Scholes valuation model with the following assumptions: weighted average remaining expected life of 0.5 years, average risk-free interest rate of 4.2% average expected volatility of 38.2%, and no dividend yield.

Acquisition related transaction costs include investment banking, legal and accounting fees, and other third-party costs directly related to the acquisition.

Preliminary Purchase Price Allocation

The preliminary allocation of the total purchase price of Outtask’s net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of January 23, 2006. Adjustments to these estimates will be included in the allocation of the purchase price of Outtask, if the adjustment is determined to be within the purchase price allocation period which will end no later than January 23, 2007. The excess of purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The total purchase price of $67.0 million has been allocated as follows:

Preliminary Purchase Price Allocation (in millions)
Cash and cash equivalents	$1.5
Accounts receivable	3.1
Property and equipment	0.6
Goodwill	55.9
Other intangible assets	10.2
Accounts payable	(0.1)
Accrued expenses	(3.4)
Deferred revenue	(0.8)

Total	$67.0

Intangible assets

Other intangible assets include trade name and trademarks, technology, non-compete agreements, and customer relationships. We estimated the fair value of other intangible assets using the income approach, including the excess earnings methodology, to value these identifiable intangible assets which are subject to amortization. These estimates are the responsibility of management, are based on a preliminary valuation, and are subject to change upon management’s completion of the final valuation. The following table sets forth the components of these other intangible assets at March 31, 2006:

Description (dollars in thousands)	Preliminary Fair Value	Accumulated Amortization	Net Book Value as of 3/31/06	Weighted Average Useful Life (in years)
Trade name and trademarks	$200	$38	$162	1.0
Technology	3,400	132	3,268	5.4
Non-compete agreements	200	19	181	2.0
Customer relationships	6,400	132	6,268	9.3

Total	$10,200	$321	$9,879

Tangible assets acquired and liabilities assumed

We have estimated the fair value of certain tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the allowance for doubtful accounts, deferred revenues, and deferred taxes. We currently have provided a full valuation allowance on the acquired deferred tax assets. Adjustments to the allowance for doubtful accounts, deferred revenues, and deferred taxes may be required during the purchase price allocation period.

Pro forma results

The unaudited financial information in the table below summarizes the combined results of operations for Concur and Outtask on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented. Concur’s results of operations for the three months ended March 31, 2006 included the results of Outtask since January 23, 2006, the date of acquisition. The unaudited pro forma financial information for the three and six months ended March 31, 2006 combines Concur’s results for these periods with the results of Outtask for the period from October 1, 2005 through January 22, 2006 as applicable. The pro forma financial information below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2006	2005	2006	2005
Revenues	$24,529	$20,551	$47,604	$39,924
Net income	$426	$587	$547	$569
Net income per share	$0.01	$0.02	$0.01	$0.01

NOTE 3. INTANGIBLE ASSETS

Amortization of intangible assets represents the allocation of intangible assets from our July 2002 acquisition of Captura Software, Inc. and our January 2006 acquisition of Outtask, Inc. The gross and net carrying amounts of the acquired customer base intangible assets at March 31, 2006 and September 30, 2005 were as follows:

Acquired customer base intangible asset (in thousands)	March 31, 2006	September 30, 2005

Gross carrying amount	$15,900	$5,700
Accumulated amortization	(4,501)	(3,610)

Acquired customer base intangible asset, net	$11,399	$2,090

The related amortization expense reflected in our results of operations totaled $606 thousand and $891 thousand for the three and six months ended March 31, 2006.

Estimated amortization expense for the remaining six months of fiscal 2006 and annually for the remaining estimated useful life is as follows:

Estimated remaining amortization expense (in thousands)
Remainder of Fiscal 2006	$1,411
Fiscal 2007	2,494
Fiscal 2008	1,413
Fiscal 2009	1,383
Fiscal 2010	1,124
Thereafter	3,574

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

NOTE 5. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The item of comprehensive income that we currently report is foreign currency translation adjustments as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2006	2005	2006	2005
Net income	$933	$992	$1,581	$1,500
Other comprehensive income
Foreign currency translation adjustments	—	(55)	(114)	97

Total comprehensive income	$933	$937	$1,467	$1,597

NOTE 6. INTERNATIONAL REVENUES

We market our services and products primarily in the United States, Europe and Australia and we operate in a single industry segment. No single customer accounted for more than 10% of our total revenues in the three months ended March 31, 2006 and 2005, respectively. Information regarding revenues by geographic region for the three months ended March 31, 2006 and 2005, respectively, is as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2006	%	2005	%	2006	%	2005	%
Country:
United States	$20,725	88.1%	$15,077	87.0%	$37,595	87.9%	$28,541	85.0%
Europe	1,986	8.5	1,349	7.8	3,463	8.1	3,408	10.1
Other	802	3.4	894	5.2	1,722	4.0	1,651	4.9

Total revenues	$23,513	100.0%	$17,320	100.0%	$42,780	100.0%	$33,600	100.0%

NOTE 7. INCOME TAXES

For the three months and six months ended March 31, 2006, we recorded an income tax expense of $60,000 and $120,000 for Alternative Minimum Tax related to Concur’s operating results, as compared to no income tax expense reported for the three and six months ended March 31, 2005.

As of March 31, 2006, we had net operating loss carryforwards of approximately $386.2 million and other temporary differences, which resulted in net deferred tax assets of approximately $108.7 million. We currently have a full valuation allowance on our U.S. deferred tax assets and a full valuation allowance on our overseas deferred tax assets. Depending upon the results of our continuing quarterly evaluation of the realizability of these assets in accordance with SFAS 109, Accounting For Income Taxes, and, in particular, the integration and operating results of the recently acquired revenue streams and operations of Outtask for the third and fourth quarters of fiscal 2006, there may be sufficient evidence to support the conclusion it may become more likely than not that all or a portion of our net deferred tax assets will be realized and all or a portion of the valuation allowance should be reduced during the second half of the year. Any such reduction of our net deferred tax valuation allowance is expected to materially increase our net income and materially impact our consolidated balance sheet. As future profitability is not assured, any reduction of the valuation allowance and our future effective tax rate are uncertain. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies.

NOTE 8. SHARE-BASED COMPENSATION

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. The program includes incentive and non-statutory stock options granted under various plans, which are approved by the Board of Directors. Stock options generally vest one to four years after the grant date and expire ten years after the grant date. The company also has an ESPP plan which allows employees to purchase shares of common stock at 95% of fair market value at the date of purchase. Based upon the provisions of SFAS 123R, the ESPP is deemed non-compensatory. As of March 31, 2006, we had approximately 1.7 million shares of common stock reserved for future issuance under our stock option plans, excluding shares of common stock reserved for future issue under our ESPP.

On October 1, 2005 and for the first quarter of fiscal 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated out financial results for prior periods. Under this transition method, share-based compensation expense for the three and six months ended March 31, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted subsequent to October 1, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the share-based compensation expense resulting from stock options that is recorded in our Consolidated Statement of Operations for the three and six months ended March 31, 2006 (in thousands). Options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask are non-compensatory and are therefore excluded from all tables, unless otherwise noted:

(dollars in thousands)	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Cost of Services	$312	$519
Sales and Marketing	457	745
Systems Development and Programming	80	124
General and Administrative	322	584

Total	$1,171	$1,972

Net cash proceeds from the exercise of stock options were $2.2 million and $2.7 million for the three and six months ended March 31, 2006, and $456 thousand and $631 thousand for the three and six months ended March 31, 2005 respectively. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2006 and March 31, 2005. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

For the three months ended March 31, 2006, we capitalized $51 thousand as property and equipment on the balance sheet for share-based compensation incurred in the development of internal use software and deferred $21 thousand of operating costs for share-based compensation associated with the deployment of customers. These amounts would have been charged to the following expense categories for the three and six months ended March 31, 2006 (in thousands):

(dollars in thousands)	Three Months Ended March 31, 2006	Six Months Ended March 31, 2005
Cost of Services	$21	$38
Systems Development and Programming	51	79

Total	$72	$117

Prior to the adoption of SFAS 123R, we accounted for our stock option plans and ESPP (collectively, our “share-based compensation plans”) using the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No.

25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under this method, no share-based compensation expense is reflected in our results of operations for the three and six months ended March 31, 2005, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under the ESPP were within statutory limits.

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), requires companies that choose, prior to the effective date of SFAS123R, to continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for share-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized over the related vesting periods. The estimated fair value of purchases under the ESPP is amortized on a straight line basis over the related purchase periods, ranging from six to twenty-four months. The following table illustrates the effect on net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the three and six month period ended March 31, 2005:

(in thousands, except per share data)	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income, as reported	$992	$1,500
Add: Share-based compensation expense, as reported	—	—
Deduct: Pro forma compensation expense under SFAS 123	(1,346)	(2,822)

Pro forma net income (loss)	$(354)	$(1,322)

Net income (loss) per share:
Basic as reported	$0.03	$0.05
Diluted, as reported	$0.03	$0.04
Basic, pro forma	$(0.01)	$(0.04)
Diluted, pro forma	$(0.01)	$(0.04)

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended March 31, 2006 and March 31, 2005, respectively:

	Options Three Months Ended		Options Six Months Ended
(dollars in thousands)	March 31, 2006	March 31, 2005	March 31, 2005	March 31, 2005
Expected life (in years)	4.7	4.0	4.7	4.1
Interest rate	4.6%	3.7%	4.4%	3.6%
Volatility	0.66	0.65	0.64	0.68
Dividend yield	—	—	—	—
Weighted average fair value at grant date	$9.05	$3.90	$7.41	$4.64

Our computation of the expected volatility for the three and six months ended March 31, 2006 is based upon historical implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock option activity for the three months ended March 31, 2006 including fully-vested options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask was as follows:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	7,076	$6.87	—	—
Grants	1,310	4.50	—	—
Exercises	(525)	4.12	—	—
Forfeiture or expirations	(70)	8.01	—	—

Outstanding at March 31, 2006	7,791	6.65	6.51	$93,633
Exercisable at March 31, 2006	5,760	5.24	5.67	77,646

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between Concur’s closing stock price on the last trading day of our second quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount changes based on the fair market value of Concur’s common stock. Total intrinsic value of options exercised was $6.3 and $7.4 million for the three and six months ended March 31, 2006.

As of March 31, 2006, $8.5 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.6 years. Total fair value of options vested during the three and six months ended March 31, 2006 was $0.7 and $1.8 million, respectively.

NOTE 9. LONG-TERM DEBT

In January 2006, we entered into a $22 million secured amended and restated loan and security agreement (“Amended Loan Agreement”) with Comerica Bank to replace the loan agreement in place at the time. The loan agreement that we replaced provided for a $6.5 million revolving line of credit, $4.0 million to fund working capital needs and $2.5 million to fund equipment purchases. The Amended Loan Agreement established a $14.0 million five year term loan to fund the acquisition of Outtask and an $8.0 million line of credit.

The proceeds of the $14 million term loan were used to fund the acquisition of Outtask. The proceeds of the revolving line of credit may be used for working capital, to pay transaction costs of the Amended Loan Agreement, to finance repurchases of our capital stock subject to certain limitations, and for permitted capital expenditures, among other things. The Amended Loan Agreement is secured by pledges of our stock and membership interests in, and guarantees of, our subsidiaries and security interests in substantially all of our assets.

The term loan under the Amended Loan Agreement matures on December 31, 2010. We may make prepayments on advances under the term loan without penalty, provided we pay accrued interest and otherwise make Comerica whole. Because the Amended Loan Agreement calls for a five year term loan, we have minimum payments scheduled in fiscal years 2006 to 2010. These scheduled minimum payments are approximately $0.6 million per quarter in 2006, approximately $0.7 million per quarter in 2007 through 2009, and approximately $0.8 million in 2010. The term loan bears an interest rate equal to Comerica’s prime rate plus a range of 0.75% to 1.25% or LIBOR plus a range of 3.0% to 3.5%, and matures on December 31, 2010.

The revolving credit facility under the Amended Loan Agreement matures on January 23, 2007. We may make prepayments on advances under the revolving line of credit without penalty, provided we pay accrued interest and otherwise make Comerica whole. As the loan agreement is a one year revolving credit facility, there are no scheduled minimum principal repayments. All amounts outstanding under the credit facility are due and payable on January 23, 2007. Advances under the revolving credit facility bear an interest rate equal to Comerica’s prime rate plus a range of 0.50% to 1.00% or LIBOR plus a range of 2.75% to 3.25%.

The Amended Loan Agreement includes certain covenants, including, without limitation, certain restrictions on the use of proceeds and compliance with certain financial covenants (including interest coverage, minimum EBITDA, and our ratio of total indebtedness to EBITDA). The Amended Loan Agreement also requires compliance with other covenants which limit Concur’s ability, without first obtaining written consent of Comerica, to consummate a sale of assets, make changes in our capital structure, and pay out dividends.

In the event of a default under the Amended Loan Agreement, Comerica may terminate the commitments made under the loan agreement, declare amounts outstanding, including interest and fees, payable immediately, and enforce other rights and interests under the agreement and applicable law.

As of March 31, 2006, we had $13.4 million outstanding on our term loan and $4.0 million outstanding on our line of credit and were in compliance with all loan covenants as required.

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

Overview

Concur Technologies, Inc. is a leading provider of business services and solutions that automate processes involved in the management of corporate expenses. Our core purpose is to use innovation to help our customers drive down their costs associated with corporate expense management (CEM). Concur’s integrated suite of on-demand CEM services includes Cliqbook Travel for corporate travel management, Cliqbook Meeting for corporate meeting and group travel management, and Concur Expense Service for managing the expense reporting process. Our solutions are designed to automate and streamline these business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns through comprehensive analytics. We provide our services through flexible subscription services and other delivery models, and market and sell our solutions worldwide through a direct sales organization as well as through indirect distribution channels.

On January 23, 2006, we completed our acquisition of Outtask, which added a market-leading online corporate travel management service called Cliqbook to our suite of CEM services. This addition will expand our suite of CEM solutions and simplify the entire travel and expense management workflow of our customers, which we believe will further differentiate Concur from our competition.

Our flagship products are Concur® Expense Service and Cliqbook® Travel, which are used by our clients for travel and entertainment expense reporting and corporate travel management, respectively. We also offer value-added services and software that are integrated with our core services and software, as well as consulting, customer support and training for our customers.

We offer our solutions under flexible delivery models that range from highly-configurable to standardized. We sell our solutions predominantly as subscription services and, to a much lesser extent, through our on-premises license agreements. We market and sell our solutions worldwide through our direct sales organization and indirect distribution channels.

We generate our revenues from the delivery of subscription services, consulting services, and, to a lesser extent, the sale of software licenses. Subscription revenues grew from 59% of total revenues in fiscal 2003, to 71% in fiscal 2004, to 74% in fiscal 2005, and 80.4% through the first six months of fiscal 2006. This growth reflects the market’s shift to emphasize purchases of subscription services rather than license software. Generally, our subscription services revenues are recognized over the time period we provide services to customers, in contrast to license revenues, which typically are recognized when software is delivered to the customer. We believe that the shift to the subscription services model provides more stable and predictable revenues and operating results compared to prior years when our license revenues represented a more significant portion of our total revenues, because revenue in any particular period is less dependent upon a small number of large transactions.

Our strategic focus in fiscal 2006 is to continue to expand our suite of CEM services offerings, to expand our direct and indirect distribution network and to set the standard for operational and service excellence for our services. We expect our subscription revenues to increase in fiscal 2006 compared to fiscal 2005, on both an absolute basis and as a percentage of total revenues, due to anticipated demand for our subscription services as well as the acquisition of Outtask. We expect total expenses on an absolute basis to increase in fiscal 2006 compared to fiscal 2005 as a result of the acquisition of Outtask on January 23, 2006 and the continued growth of our business.

We operate in and report on one segment: corporate expense management services.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

Selected Financial Data

In the following table, we show financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues from Services:
Subscription services	81.8%	73.3%	80.4%	73.7%
Consulting services and other	18.2	26.7	19.6	26.3

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Cost of services	39.9	39.7	41.2	40.4
Sales and marketing	24.1	24.7	24.4	25.1
Systems development and programming	12.9	14.6	12.3	14.5
General and administrative	15.5	14.1	15.8	14.3
Amortization of intangible asset	2.6	1.7	2.1	1.7

Total expenses	95.0	94.8	95.8	96.1

Income from operations	5.0%	5.2%	4.2%	3.9%
Interest income	0.6	0.5	0.5	0.6
Interest expense	(0.9)	—	(0.5)	—
Other income, net	(0.5)	—	(0.3)	—

Income before income tax	4.2%	5.7%	3.9%	4.5%
Provision for income tax	(0.2)	—	(0.2)	—
Net Income	4.0%	5.7%	3.7%	4.5%

Results of Operations

Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Subscription	$19,236	$12,697	51.5%	$34,405	$24,758	39.0%
Consulting & other	4,277	4,623	(7.5%)	8,375	8,842	(5.3%)

Total revenues	$23,513	$17,320	35.8%	$42,780	$33,600	27.3%

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

Subscription revenues increased 51.5%, or $6.5 million, for the three months ended March 31, 2006, compared to the same period in fiscal 2005 and 39.0%, or $9.6 million, for the six months ended March 31, 2006, compared with the year earlier period. Revenues from our subscription services (total subscription revenues excluding revenue from the amortization of fees paid for software maintenance services under software license agreements) contributed approximately 102.6%, or $6.7 million, and 102.5%, or $9.9 million of the absolute dollar increase in subscription revenues, offset by a 5.1%, or $0.2 million, and 3.74%, or $0.2 million, decline in maintenance revenue recognized for the three and six months ended March 31, 2006, compared to the same periods in fiscal 2005, respectively. The acquisition of Outtask and the continued expansion of our subscription services customer base, coupled with strong retention of existing customers, were the main reasons for the increase. The larger customer base reflects a trend of increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion relates primarily to the market’s continued growing acceptance of outsourced services, driven in part by limited information technology capital budgets. We believe these economic trends make traditional self-hosted software license arrangements, with their substantial up-front costs, less attractive than subscription services.

We expect subscription revenues to continue to grow in fiscal 2006, both on an absolute basis and as a percentage of total revenues, as a result of the growing demand for our subscription CEM service offerings and our planned investment in sales and marketing.

Consulting and Other Revenues. Consulting revenues consist of fees for client services, which include system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting revenues are affected predominantly by the number and complexity of on-premise license customer upgrade implementations. Recognition of consulting revenues can also be affected by circumstances in which consulting fees in multiple element arrangements require deferral or are deemed to be subscription related. Other revenues consist of fees earned from sales of our software licenses.

The 7.5%, or $0.3 million, decrease and the 5.3%, or $0.5 million, decrease in consulting and other revenues for the three and six months ended March 31, 2006, respectively, compared to the same periods in fiscal 2005, was primarily due to decreased consulting services performed for existing customers upgrading to the latest version of our on-premise license software .

We anticipate that consulting and other revenues in fiscal 2006 will fluctuate on a quarterly basis but be lower for fiscal 2006 compared to fiscal 2005 in absolute dollars and as a percentage of revenues, primarily as a result of fewer existing customers upgrading their on-premise license software, the continued growth of subscription revenues, and the market’s continued shift in demand from a licensed model to a subscription services model.

International Revenues. Revenues from customers outside the United States were $2.8 million (11.9% of total revenues) and $2.2 million (13.0% of total revenues) in the three months ended March 31, 2006 and 2005, respectively and $5.2 million (12.1% of total revenues) and $5.1 million (15.1% of total revenues) in the six months ended March 31, 2006 and 2005, respectively. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

We expect our international revenues to grow in the near term, as our CEM service offerings continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

(dollars in thousands)	Three Months Ended March 31,			Six Months Ended March 31,
	2006	2005	Change	2006	2005	Change
Cost of services	$9,372	$6,874	36.3%	$17,626	$13,564	29.9%
Sales and marketing	5,669	4,279	32.5%	10,424	8,441	23.5%
Systems development and programming	3,041	2,532	20.1%	5,264	4,881	7.8%
General and administrative	3,638	2,446	48.7%	6,743	4,820	39.9%
Amortization of intangible assets	606	285	112.6%	891	570	56.3%

Total expenses	$22,326	$16,416	36.0%	$40,948	$32,276	26.9%

Cost of Services. Cost of services primarily consist of salaries and related expenses (including share-based compensation and travel related expenses) and allocated overhead costs (including depreciation, occupancy, insurance, telecommunications, and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services. Cost of services expenses also include co-location and related telecommunications costs, fees paid to third parties for referrals, resale arrangements, royalties, and amortization of deferred set-up costs we incur in connection with our subscription services.

Cost of services represented 39.9% of total revenues for the three months and 41.2% of total revenues for the six months ended March 31, 2006 compared to 39.7% and 40.4% for the same periods in fiscal 2005, respectively. Total salaries and related expenses and allocated overhead costs increased 50.1%, or $2.2 million, for the three months and 35.1%, or $2.9 million for the six months ended March 31, 2006 compared to the same periods in fiscal 2005. This was primarily due to increased headcount, including the acquisition of Outtask in the three months ended March 31, 2006, which accounted for $1.9 and $2.5 million of the increase in the three and six months ended March 31, 2006, and share-based compensation which accounted for $0.3 and $0.5 million, respectively. Excluding the impact of share-based compensation expenses, which the company began recording October 1, 2005 in accordance with Financial Accounting Standard 123R, cost of services expenses represented 38.5% and 40.0% of total revenues for the three and six months ended March 31, 2006 compared to 39.7% and 40.4% for the same period in fiscal 2005. Fees paid to third parties for referrals, resale arrangements, and royalties increased 24.0%, or $0.1 million, for the three months and 19.6%, or $0.2 million, for the six months ended March 31, 2006, compared with the same periods in fiscal 2005, respectively. This increase was due to an increase in the amount of business generated through reseller partners for subscription-based sales. Fees paid for servers and storage increased 34.2%, or $0.2 million, for the three months and 48.9%, or $0.5 million for the six months ended March 31, 2006, compared with the same periods in fiscal 2005. The remainder of the change in the three and six months ended March 31, 2006 was the result of an increase in amortization and other expenses.

We expect cost of services expenses to fluctuate moderately from quarter to quarter, and generally to trend down in fiscal 2006 compared to fiscal 2005 as a percentage of total revenues as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars principally as a result of the acquisition of Outtask and as we continue to expand our capacity to deploy and support additional new customers.

Sales and Marketing. Sales and marketing expenses consist of salaries and related expenses (including share-based compensation, sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel, and, to a lesser extent, miscellaneous sales and marketing costs, such as advertising, trade shows, and other promotional activities.

Sales and marketing expenses were 24.1% of total revenues for the three months and 24.4% for the six months ended March 31, 2006 compared with 24.7% and 25.1% for the same periods in fiscal 2005. Total sales and marketing expenses increased 32.5%, or $1.4 million, for the three months and 23.5%, or $2.0 million for the six months ended March 31, 2006, compared with the same periods in fiscal 2005, respectively. The increase in the three and six month periods ending March 31, 2006, compared to the same periods in fiscal 2005, was mainly due to a 38.6%, or $1.4 million, and a 26.8%, or $1.9 million increase in salaries and related expenses and allocated overhead costs, driven primarily by headcount increases including the acquisition of Outtask, as well as a $0.5 million and $0.8 million in share-based compensation expense, respectively. Excluding the impact of share-based compensation expenses, which the company began recording October 1, 2005 in accordance with Financial

Accounting Standard 123R, sales and marketing represented 22.2% of total revenues for the three months and 22.6% for the six months ended March 31, 2006 compared to 24.7% and 25.1% for the same periods in fiscal 2005.

We expect total sales and marketing expenses in fiscal 2006 to increase in absolute dollars compared to fiscal 2005, primarily due to our acquisition of Outtask and our continued emphasis on growing our investment in this area. This increase is expected to be principally driven by an increase in sales headcount and is a key part of our strategic focus in fiscal 2006, which is to ensure that our sales and marketing efforts are able to support expected demand and create additional awareness in our target markets.

Systems Development and Programming Costs. Systems development and programming costs consist of salaries and related expenses (including share-based compensation), and allocated overhead costs associated with employees and contractors engaged in software engineering, program management, and quality assurance.

Systems development and programming costs were 12.9% of total revenues for the three months and 12.3% for the six months ended March 31, 2006, compared to 14.6% and 14.5% for the same periods in fiscal 2005. Systems development and programming costs recognized increased by 20.1%, or $0.5 million, for the three months and 7.8%, or $0.4 million for the six months ended March 31, 2006, compared to the same periods in fiscal 2005. This increase was the result of higher payroll expense and allocated overhead cost including the acquisition of Outtask, partially offset by an increase in capitalized systems development and programming cost. Share-based compensation was approximately $78,000 for the three months and approximately $122,000 for the six months ended March 31, 2006, respectively. Excluding the impact of share-based compensation expenses, which the company began recording October 1, 2005 in accordance with Financial Accounting Standard 123R, systems development and programming represented 12.6% of total revenues for the three months and 12.0% for the six months ended March 31, 2006 compared to 14.6% and 14.5% for the same periods in fiscal 2005.

In response to growing demand for our subscription services, we have focused on the development and programming of internal-use software used to provide these services. Under generally accepted accounting principles, costs for corporate software developed or obtained for internal use are required to be capitalized and amortized over their useful lives. Internal use software costs capitalized were $1.8 million and $0.8 million for the quarters ended and $3.0 million and $1.3 million for the six months ended March 31, 2006 and 2005, respectively.

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

General and administrative expenses were 15.5% of total revenues for the three months and 15.8% for the six months ended March 31, 2006, compared to 14.1% and 14.3% for the same periods in 2004, respectively. General and administrative expenses increased 48.7%, or $1.2 million, for the three months and 39.9%, or $1.9 million for the six months ended March 31, 2006, compared to the same periods in fiscal 2005, respectively. The increase in the three and six month periods ending March 31, 2006, compared to the same periods in fiscal 2005, was mainly due to a 57.7%, or $0.9 million, and a 45.4%, or $1.3 million increase in salaries and related expenses and a 129.3%, or $0.6 million and 70.5%, or $0.7 million increase in overhead costs, respectively. The increase in salaries and related expenses was driven primarily by headcount increases, including expenses associated with the acquisition of Outtask, as well as $0.3 million and $0.6 million in share-based compensation expense. Excluding the impact of share-based compensation expenses, which the company began recording October 1, 2005 in accordance with Financial Accounting Standard 123R, cost of services expenses represented 14.1% of total revenues for the three months and 14.4% for the six months ended March 31, 2006 compared to 14.1% and 14.3% for the same periods in fiscal 2005, respectively.

We expect the absolute dollar amount of general and administrative expenses to increase in fiscal 2006 compared to fiscal 2005 due to increases in personnel costs related to the growth of our business and the acquisition of Outtask.

Amortization of Intangible Assets. Amortization of intangible assets represents the allocation of the intangible assets from our July 2002 acquisition of Captura and from our January 2006 acquisition of Outtask. The Captura intangible asset is being ratably amortized as a non-cash charge to operations over five years, consistent with the timing and level of the expected cash flows from the underlying acquired customer contracts. The Outtask intangible assets are being amortized as non-cash charges to operations over one to thirteen years, consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks, and non-compete agreements.

Interest Income and Interest Expense

(dollars in thousands)	Three Months Ended March 31,			Six Months Ended March 31,
	2006	2005	Change	2006	2005	Change
Interest income	$130	$94	38.3%	$235	$192	22.4%
Interest expense	(218)	(1)	NM	(219)	(4)	NM

NM = Not Meaningful

Interest Income and Interest Expense. The increase in interest income in the three months and six months ended March 31, 2006 compared to the same periods in fiscal 2005 reflects higher short term interest rates and more money in interest bearing accounts in 2006 than in 2005. The increase in interest expense in the three months and six months ended March 31, 2006, compared to the same periods in fiscal 2005 was due to debt financing we are utilizing to partially fund the acquisition of Outtask.

Provision for Income Taxes. For the three months and six months ended March 31, 2006, we recorded an income tax expense of $60,000 and $120,000 for Alternative Minimum Tax related to Concur’s operating results, as compared to no income tax expense reported for the three and six months ended March 31, 2005.

As of March 31, 2006, we had net operating loss carryforwards of approximately $386.2 million and other temporary differences, which resulted in net deferred tax assets of approximately $108.7 million. We currently have a full valuation allowance on our U.S. deferred tax assets and a full valuation allowance on our overseas deferred tax assets. Depending upon the results of our continuing quarterly evaluation of the realizability of these assets in accordance with SFAS 109, Accounting For Income Taxes, and, in particular, the integration and operating results of the recently acquired revenue streams and operations of Outtask for the third and fourth quarters of fiscal 2006, there may be sufficient evidence to support the conclusion it may become more likely than not that all or a portion of our net deferred tax assets will be realized and all or a portion of the valuation allowance should be reduced during the second half of the year. Any such reduction of our net deferred tax valuation allowance is expected to materially increase our net income and materially impact our consolidated balance sheet. As future profitability is not assured, any reduction of the valuation allowance and our future effective tax rate are uncertain. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies.

Financial Condition

Our total assets were $136.3 million at March 31, 2006 and $60.7 million at September 30, 2005, representing an increase of $75.6 million or 124.5%. This increase was due to an increase in goodwill totaling $55.9 million, net intangible assets totaling $9.3 million, accounts receivable totaling $7.2 million, and an increase in capital expenditures of $3.3 million. Our cash and cash equivalents totaled $13.3 million at March 31, 2006 and $16.2 million as of September 30, 2005, representing a decrease of $2.9 million, or 17.9%. Net property and equipment increased to $18.3 million at March 31, 2006 from $15.0 million at September 30, 2005, with the largest increase due to a $1.8 million investment in development costs for software used internally for our subscription services offerings. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below.

Accounts receivable balances, net of allowances of $1.6 million and $0.7 million, were $20.0 million and $12.4 million as of March 31, 2006 and September 30, 2005, respectively, representing a net increase of $7.6 million or 61.3%. The $7.6 million increase consisted of $3.1 million in accounts receivable related to the acquisition of Outtask and a $4.5 million increase in Concur accounts receivable related to growth in our business and the timing of collections. The increase in the allowance for the period of $0.9 million was based upon an increase in accounts receivable and an increase in the allowance for specific customer receivables, both related to the growth in related revenues. Approximately $0.4 million of the $0.9 million increase in the allowance was related to Outtask accounts receivable.

Our total current liabilities were $32.7 million and $19.7 million at March 31, 2006 and September 30, 2005, respectively, representing an increase of $13.0 million, or 66.0%. This increase was mainly due to other accrued liabilities totaling $4.8 million, $4.6 million of which consisted of holdbacks related to the acquisition of Outtask. The increase was also attributed to an increase in the current portion of long-term debt of $2.6 million, an increase in the current portion of deferred revenues totaling $2.6 million, and an increase in accounts payable of $2.2 million. Total deferred revenues, including both current and long term, increased by $3.7 million to $24.2 million at March 31, 2006 from $20.5 million at September 30, 2005. Of this increase, $2.6 million resulted from the growth in our customer base for our subscription services offerings over the period and $1.1 million related to both deferred revenues assumed in the Outtask acquisition and deferred revenue related to Cliqbook customers added by Outtask after consummation of the acquisition.

Our common stock and additional paid in capital totaled $280.2 million at March 31, 2006, compared to $235.1 million at September 30, 2005, an increase of $45.1 million, or 19.2%. This increase was primarily due to issuance of $39.9 million in common stock and stock options related to the acquisition of Outtask and to a lesser extent by $3.1 million in proceeds received from the exercise of stock options under our share-based compensation plans during the three months ended March 31, 2006.

Liquidity and Capital Resources

Our available sources of liquidity as of March 31, 2006 consisted principally of cash and cash equivalents totaling $13.3 million. We also have a revolving credit line and equipment purchase facility available, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our subscription and on-premise customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and on-premise services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, and systems development and programming costs. Operating activities provided $2.7 million and $0.9 million in the three months ended March 31, 2006 and 2005, respectively.

Our investing activities used $25.1 million and $3.0 million in the three months ended March 31, 2006 and 2005, respectively. Investing activities for the three months ended March 31, 2006, included $22.5 million in net payments for the acquisition of Outtask, $1.8 million for internally developed software and $0.4 million for purchased software. Purchases of property and equipment accounted for the remainder, consisting mainly of leasehold improvements. The amount capitalized for the development of software used internally is described in more detail above in “Results of Operations – Expenses – Systems Development and Programming Costs” above.

Our financing activities provided $19.7 million in the three months ended March 31, 2006 and used $8.2 million in the three months ended March 31, 2005. Proceeds from financing activities included $18.0 million from the issuance of debt in the three months ended March 31, 2006. Payments for financing activities in the three months ended March 31, 2005 consisted mainly of cash paid to re-purchase company common stock.

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

In January 2006, in connection with the acquisition of Outtask, we entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with Comerica Bank (“Comerica”) in order to increase available borrowing amounts under our existing loan agreement. The Amended Loan Agreement provides for a term loan of up to $14 million and a revolving line of credit for up to $8 million. At Concur’s option, the term loan bears an interest rate equal to Comerica’s prime rate plus a range of 0.75% to 1.25% or LIBOR plus a range of 3.0% to 3.5%, and matures December 31, 2010. At Concur’s option, the revolving live of credit bears an interest rate equal to Comerica’s prime rate plus a range of 0.50% to 1.00% or LIBOR plus a range of 2.75% to 3.25%, and matures January 23, 2007. There was approximately $17.4 million outstanding under the term loan and revolver at March 31, 2006.

In January 2003, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to one million shares of our outstanding common stock over a two-year period expiring in January 2005. We did not repurchase any shares under this program. In January 2005, our Board of Directors authorized a new stock repurchase program, under which we are authorized to repurchase up to two million shares of our outstanding common stock over a two-year period expiring in January 2007. Stock repurchases under the 2005 stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. During the fiscal year ended September 30, 2005, we repurchased and retired 1,094,494 shares of our outstanding common stock under the 2005 repurchase program, leaving a balance of 905,506 shares remaining eligible for repurchase. There were no share repurchases executed during the three and six months ended March 31, 2006.

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

The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those most important to the portrayal of our financial condition and results of operations, and that require the most difficult, subjective, or complex judgments. Our critical accounting policies include business combinations, share-based compensation expense, revenue recognition, internal-use software, allowances for accounts receivable, accounting for share-based compensation, and accounting for income taxes.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, and proprietary technology, and non-compete agreements; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Share-Based Compensation Expense

We account for share-based compensation expense in accordance with the provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is estimated at the grant date fair value of the award on the grant date and is recognized as an expense ratably over the applicable service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based compensation awards requires the use of estimates, including estimates related to stock price volatility, forfeiture rates, and expected life of the award.

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

Consulting and Other Revenues

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

Share-based Compensation

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely primarily on four stock option plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three and six months ended March 31, 2006, includes compensation expense for all stock based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all stock based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Our ESPP is deemed non-compensatory and therefore is not subject to the provisions of SFAS123R. See Note 8 to our Consolidated Financial Statements for further detail, including the impact of the adoption to our Consolidated Statement of Operations.

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

Depending upon our actual results for the third and fourth quarters of fiscal 2006, there may be sufficient evidence to support the conclusion that all or a portion of our net deferred tax valuation allowance should be reduced during the second half of the year. Any such reduction of our net deferred tax valuation allowance is expected to materially increase our net income and materially impact our consolidated balance sheet. As future profitability is not assured, any reduction of the valuation allowance and our future effective tax rate are uncertain. In addition, the utilization of our accumulated net operating loss carryforwards may be subject to the limitations and timing as described below.

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

Variable interest rate investment and debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in cash flows resulting from a hypothetical 100 basis point increase in interest rates.

As discussed in Note 9 to the Unaudited Consolidated Financial Statements, our credit facility bears interest at floating rates we select under the terms of the Amended Loan Agreement. As of March 31, 2006, we had $13.4 million outstanding on our term-loan agreement and $4.0 million outstanding on our line of credit. Neither of the instruments are hedged with an interest rate swap. On an annual basis, a 100 basis point change in interest rates would result in an approximate $0.2 million change to annual interest expense, based upon net variable rate borrowings of $17.4 million.

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

Evaluation Of Disclosure Controls And Procedures.

The Securities and Exchange Commission, or SEC, defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective for the purpose described above as of the end of the period covered by this report.

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

Management’s assessment of the effectiveness of internal controls over financial reporting as of March 31, 2006 excludes the acquisition of Outtask, Inc. on January 23, 2006. See Note 2 of Notes to Consolidated Financial Statements for a further description of this acquisition. Management expects to include the fiscal 2006 acquisition of Outtask, Inc. in its assessment of internal controls over financial reporting in fiscal 2007.

Limitation On Effectiveness Of Controls.

It should be noted that any system of controls, including disclosure controls and procedures and internal controls over financial reporting, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and the actual effectiveness of our disclosure controls and procedures is described above.

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

We Only Recently Acquired Outtask, So It Is Difficult To Determine What Its Impact On Our Financial Results Will Be.

We completed our acquisition of Outtask on January 23, 2006, so we have only a very limited operating history on which to base an evaluation of our combined business and prospects. Our future success will depend on many factors that are not under our control, such as the following:

•	successful integration of Outtask service and personnel with our offerings and business;

•	growth in demand for our suite of services, and competitive pressures;

•	the perceived security of our services, technology, infrastructure and practices; and

•	the significant lead times before a new product, service or enhancements, including those that will be added through the acquisition Outtask, begin generating revenues.

To address these risks we must, among other things:

•	successfully market our suite of services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services and enhancements to existing services to address changing market conditions.

We May Have Difficulties Integrating Outtask With Our Business Operations, And The Costs We Incur May Be High.

We may experience difficulties integrating the personnel, products, technologies and operations of Outtask. Those difficulties include:

•	the need to manage more geographically-dispersed operations, such as Outtask’s operations in the State of Virginia;

•	difficulting incorporating acquired technologies into our operations infrastructure;

•	the difficulty of assimilating the operations and personnel of Outtask;

•	the inability to maintain uniform standards, controls, procedures and policies across the larger organization.

If we are unable to address any of these risks successfully, our business could be harmed. Additionally, there is risk that we may incur additional expenses associated with an impairment of a portion of goodwill and other intangible assets due to changes in market conditions for acquisitions. Under generally accepted accounting principles, we are required to evaluate goodwill for impairment on an annual basis and to evaluate other intangible assets as events or circumstances indicate that such assets may be impaired. These evaluations could result in impairments of goodwill or other intangible assets.

If We Acquire Additional Companies, Products, Or Technologies, We Expect To Face Risks Associated With Those Acquisitions.

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

Because Sales Of Our Concur Expense Solution Accounts For More Than 95% Of Our Total Revenues, A Material Decrease In Demand For These Solutions Would Substantially Harm Our Results Of Operations.

We generated more than 95% of our total revenues for the three and six months ended March 31, 2006, and for all of fiscal 2005, from our Concur Expense services and software. We expect such services and software to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of our Concur Expense solutions, and our revenues would decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop expense management products that achieve greater market acceptance, or we do not keep up with technological advancements in software platforms, delivery models or product features. There can be no assurance that our services and software solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

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

We began offering our software as a service on an outsourced basis over the Internet in 1999. Our subscription services delivery models have continued to evolve, and we anticipate that our future financial performance and revenue growth will largely depend upon the growth of our subscription services. Our subscription revenues represented 82% and 80% of total revenues in the three and six months ended March 31, 2006, and we depend substantially on outsourced subscription services delivery models for our anticipated revenues and cash flows. We believe that subscription revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced subscription services delivery models. As a result, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to evaluate.

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

We Depend On Consulting Revenues, Which May Fluctuate Or Decline.

Our consulting revenues represented 15.2% and 17.0% of total revenues in the three and six months ended March 31, 2006, respectively. We anticipate that consulting revenues will continue to represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Our consulting revenues could fluctuate or decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

We Face Significant Competition From Companies That Have Longer Operating Histories And Greater Resources Than We Do, And Our Business Will Suffer If We Fail To Compete Effectively.

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

We Depend Upon Strategic Relationships With Third Parties And Our Revenues Will Decline If We Cannot Continue To Sustain And Develop These Relationships.

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

We Utilized Financing To Fund The Acquisition Of Outtask, And We May Require Additional Financings To Fund Operations Or Growth In The Future, Each of Which Could Subject Us To Additional Risks.

On January 24, 2006, Concur incurred indebtedness in the aggregate principal amount of approximately $14 million under the Amended Loan Agreement with Comerica Bank. This indebtedness was used to finance the cash portion of the total merger consideration paid at the closing of acquisition of Outtask, and to pay fees and expenses associated with the acquisition. In the future, we may be required to seek additional financing to fund our operations or growth. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our systems development and programming efforts, our results of operations and cash flows, the use of cash in our stock repurchase program, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell businesses or assets may require us to seek additional funding sooner than we expect. There is no assurance that such funding will be available on terms that are acceptable to us, or at all. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights, preferences, and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited.

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

The Growth Of The International Component Of Our Business Subjects Us To Additional Risks Associated With Foreign Operations.

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $2.8 million and $5.2 million for the three and six months ended March 31, 2006. These international operations are subject to many difficulties and incremental costs, including:

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

Our revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	developments in the integration of Outtask;

•	the evolving demand for our services and software;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of large contracts;

•	changes in mix of our services and software offerings;

•	the mix of sales channels through which our services and software are sold;

•	costs of developing new products and enhancements;

•	our ability to adequately provide services and software; and

•	global economic and political conditions.

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

Our Reported Financial Results May Be Adversely Affected By Changes In Accounting Principles Generally Accepted In The United States.

GAAP is subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC, and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-based Payments, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. As a result, we are now recording non-cash, stock-based compensation expense, which has a material effect on our results of operations. Further, revenue recognition rules for software and service companies are complex and require significant interpretation by us. Changes in circumstances, interpretations, or accounting principles or guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” above regarding our critical revenue recognition policies.

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

In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights, and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
2.01	Agreement and Plan of Reorganization, dated January 23, 2006, among Concur Technologies, Inc., Galileo 1 Acquisition Corporation, Inc., Galileo 2 Acquisition LLC, and Thomas A. DePasquale, as Representative.	10-Q	000-25137	2/08/2006	2.01	—

10.01	Amended and Restated Loan and Security Agreement, dated January 24, 2006, among Concur Technologies, Inc., Captura Software, Inc., Outtask LLC, and Comerica Bank.	10-Q	000-25137	2/08/2006	10.01	—

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: May 10, 2006

CONCUR TECHNOLOGIES, INC.

By	/s/ John F. Adair
John F. Adair
Chief Financial Officer