Form 10-Q
period 2006-06-30
CONCUR TECHNOLOGIES INC
filed 2006-08-09
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2006 was 36,221,847.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2006

Concur®, Concur® Expense, and Cliqbook® Travel, among others, are registered trademarks and/or registered service marks of Concur or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues from services:
Subscription services	$22,385	$13,861	$56,790	$38,620
Consulting services and other	4,489	4,747	12,863	13,589

Total revenues	26,874	18,608	69,653	52,209

Expenses:
Cost of services	10,153	7,349	27,779	20,913
Sales and marketing	6,067	4,431	16,491	12,872
Systems development and programming	3,793	2,168	9,057	7,050
General and administrative	3,546	2,701	10,288	7,522
Amortization of intangible assets	706	285	1,597	855

Total expenses	24,265	16,934	65,212	49,212

Income from operations	2,609	1,674	4,441	2,997
Interest income	130	69	365	261
Interest expense	(369)	(1)	(588)	(5)
Other income (expense), net	69	(14)	(79)	(25)

Income before income tax	2,439	1,728	4,139	3,228
Benefit from income tax	29,120	—	29,000	—

Net income	$31,559	$1,728	$33,139	$3,228

Net income per share:
Basic	$0.88	$0.05	$0.96	$0.10

Diluted	$0.79	$0.05	$0.85	$0.09

Shares used in calculation of net income per share:
Basic	35,914	32,629	34,695	32,870

Diluted	39,912	35,867	38,908	36,340

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2006	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$17,093	$16,202
Accounts receivable, net of allowances of $1,431 and $734	19,518	12,374
Prepaid expenses	2,335	1,386
Deferred income taxes, net	2,680	—
Other current assets	5,337	3,527

Total current assets	46,963	33,489

Property and equipment, net	19,796	15,021
Restricted cash	500	500
Intangible assets, net of amortization	10,693	2,090
Goodwill	58,940	3,704
Long term deferred income tax assets, net	26,405	—
Deposits and other long-term assets	7,164	5,847

Total assets	$170,461	$60,651

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,942	$1,447
Accrued compensation	4,813	2,395
Other accrued liabilities	6,527	2,373
Current portion of long-term debt and short-term borrowings	2,646	—
Current portion of deferred rent	182	145
Current portion of deferred revenues	17,527	13,298

Total current liabilities	33,637	19,658

Long-term debt, net of current portion	14,220	—
Long-term deferred rent, net of current portion	2,927	3,050
Long-term deferred revenues, net of current portion	7,479	7,251

Total liabilities	58,263	29,959

Commitments and contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share: Authorized shares – 5,000; No shares issued or outstanding	—	—
Common stock, par value $0.001 per share: Authorized shares – 60,000; Issued and outstanding shares – 36,158 and 33,216	36	33
Additional paid-in capital	283,350	235,025
Accumulated other comprehensive income	65	27
Accumulated deficit	(171,253)	(204,393)

Total stockholders’ equity	112,198	30,692

Total liabilities and stockholders’ equity	$170,461	$60,651

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Operating activities:
Net income	$31,559	1,728	$33,139	$3,228
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	706	285	1,597	855
Depreciation	1,358	833	3,676	2,075
Leasehold improvements received from a lessor	—	3,200	—	3,200
Provision for allowance for accounts receivable	393	224	1,382	446
Share-based compensation expense	1,474	—	3,446	—
Reduction in deferred income tax valuation allowance	(29,085)	—	(29,085)	—
Changes in operating assets and liabilities:
Accounts receivable	(171)	(601)	(5,376)	(1,853)
Prepaid expenses, deposits, and other assets	(1,323)	(842)	(3,927)	(2,834)
Accounts payable	(1,669)	620	494	1,055
Accrued liabilities	720	(210)	113	(1,248)
Deferred revenues	795	583	3,671	3,171

Net cash provided by operating activities	4,757	5,820	8,904	8,095

Investing activities:
Acquisition of leasehold improvements	—	(3,200)	—	(3,200)
Decrease in restricted cash	—	50	—	50
Purchases of property and equipment	(2,773)	(3,014)	(7,684)	(7,697)
Payments for acquisition, net of cash acquired	608	—	(21,900)	—

Net cash used in investing activities	(2,165)	(6,164)	(29,584)	(10,847)

Financing activities:
Proceeds from borrowings	—	—	18,000	—
Proceeds from issuance of common stock from exercise of stock options	1,469	774	4,177	1,406
Proceeds from issuance of common stock from employee stock purchase plan	191	767	605	1,546
Payments on repurchase of common stock	—	(298)	—	(8,987)
Payments on borrowings and capital leases	(630)	—	(1,260)	(205)

Net cash provided by (used in) financing activities	1,030	1,243	21,522	(6,240)

Effect of foreign currency exchange rates on cash and cash equivalents	131	(96)	49	25
Net increase (decrease) in cash and cash equivalents	3,753	803	891	(8,967)
Cash and cash equivalents at beginning of period	13,340	13,965	16,202	23,735

Cash and cash equivalents at end of period	$17,093	$14,768	$17,093	$14,768

Supplemental disclosure of cash flow information:
Cash paid for interest	$373	$—	$484	$2
Stock & options issued in connection with acquisition	$—	$—	$39,926	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 1. DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Concur Technologies, Inc. is a leading provider of business services and solutions that automate processes involved in the management of corporate expenses. Our core purpose is to use innovation to help our customers drive down their costs associated with corporate expense management (CEM). Concur’s integrated suite of on-demand CEM services includes Concur Expense Service for managing the expense reporting process, Cliqbook Travel for corporate travel management, and Cliqbook Meeting for corporate meeting and group travel management. Our solutions are designed to automate and streamline these business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns through comprehensive analytics. We provide our services through flexible subscription services and other delivery models, and market and sell our solutions worldwide through a direct sales organization as well as through indirect distribution channels.

Throughout these financial statements Concur Technologies, Inc. is referred to as “Concur”, “we”, “us”, and “our”.

Unaudited Interim Financial Information

The financial information as of June 30, 2006, and for the three and nine months ended June 30, 2006 and 2005 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States (“GAAP”). The balance sheet information at September 30, 2005 has been derived from our audited financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended September 30, 2005 included in Concur’s 2005 Annual Report on Form 10-K.

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

Share-based Compensation

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Our option plans provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, Share-based Payment, requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, share-based compensation expense for the three and nine months ended June 30, 2006, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all share-based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Under SFAS123R, our Employee Stock Purchase Plan is deemed non-compensatory. See Note 8 to our Consolidated Financial Statements for further detail, including the impact of the adoption to our Consolidated Statement of Operations.

Prior to October 1, 2005, we accounted for our share-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations, as opposed to the fair value method allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Accordingly, no share-based compensation cost is reflected in our statement of operations for the three and nine months ended June 30, 2005, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under our employee stock purchase plan were within statutory limits.

Income Tax

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net income	$31,559	$1,728	$33,139	$3,228
Weighted-average shares of common stock outstanding	35,914	32,629	34,695	32,780
Add: Dilutive effect of stock-based compensation plans (1)	3,998	3,238	4,213	3,470

Dilutive weighted-average shares of common stock outstanding	39,912	35,867	38,908	36,340

Net income per share:
Basic	$0.88	$0.05	$0.96	$0.10
Diluted	$0.79	$0.05	$0.85	$0.09

(1)	Shares attributable to outstanding stock options granted under our stock-based compensation plans that were excluded from the calculation of diluted earnings per share because the exercise prices of the such options and rights were greater than or equal to the average price of our common stock, and therefore their inclusion would have been anti-dilutive, totaled 1.2 and 0.8 million for the three and nine months ended June 30, 2006, and 2.4 million for the three and nine months ended June 30, 2005, respectively.

Recent Pronouncements

The FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Concur in the first quarter of fiscal 2007. We do not expect SFAS154 to have a material impact on our results of operations and financial condition.

The FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 5, 2006 and is required to be adopted by Concur in the first quarter of fiscal 2008. We are currently evaluating the effect of FIN48.

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

Under the terms of the agreement, all outstanding securities of Outtask were exchanged for $23.4 million in cash and approximately 2.9 million to 3.5 million shares of Concur common stock all totaling between approximately $66.4 million and $88 million based on the closing price of Concur common stock on January 20, 2006. The final amount of consideration paid in the acquisition is subject to the satisfaction of combined company performance metrics as of September 30, 2006 set forth in the definitive merger agreement. Amounts totaling $4.5 million were held back from the initial payment of cash consideration against contractual requirements identified in the agreement. These holdbacks represent amounts retained from the initial consideration to be paid on closing. Subsequent to June 30, 2006, we settled the final working capital holdback for approximately $1.4 million related to our acquisition of Outtask Incorporated with the Outtask stockholder representative. Concur retained the remaining $0.6 million of the working capital holdback, thereby reducing total preliminary purchase consideration for the acquisition to $66.4 million at June 30, 2006.

Outtask is a “Software as a Service” provider, delivering employee-facing applications for travel and expense management to corporate customers. We acquired Outtask to expand our on-demand CEM suite, in particular by offering clients a corporate travel management service, Cliqbook. The total preliminary purchase price of $66.4 million was comprised of:

Purchase Consideration (in millions)
Cash	$23.4
Equity, common stock	26.0
Equity, options	13.9
Acquisition-related transaction costs	3.1

Total	$66.4

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

Preliminary Purchase Price Allocation

The preliminary allocation of the total purchase price of Outtask’s net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of January 23, 2006. Adjustments to these estimates will be included in the allocation of the purchase price of Outtask, if the adjustment is determined to be within the purchase price allocation period which will end no later than January 23, 2007. The excess of purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The total purchase price of $66.4 million has been allocated as follows:

Preliminary Purchase Price Allocation (in millions)
Cash and cash equivalents	$1.5
Accounts receivable	3.2
Property and equipment	0.7
Goodwill	55.2
Other intangible assets	10.2
Accounts payable	(0.1)
Accrued expenses	(3.5)
Deferred revenue	(0.8)

Total	$66.4

Intangible assets

Other intangible assets include trade name and trademarks, technology, non-compete agreements, and customer relationships. We estimated the fair value of other intangible assets using the income approach, including the excess earnings methodology, to value these identifiable intangible assets which are subject to amortization. These estimates are the responsibility of management, are based on a preliminary valuation, and are subject to change upon management’s completion of the final valuation. The following table sets forth the components of these other intangible assets at June 30, 2006:

Description (dollars in thousands)	Preliminary Fair Value	Accumulated Amortization	Net Book Value as of 6/30/06	Weighted Average Useful Life (in years)
Trade name and trademarks	$200	$88	$112	1.0
Technology	3,400	305	3,095	5.4
Non-compete agreements	200	44	156	2.0
Customer relationships	6,400	305	6,095	9.3

Total	$10,200	$742	$9,458

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

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for Concur and Outtask on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented. Concur’s results of operations for the three months ended June 30, 2006 included the results of Outtask since January 23, 2006, the date of acquisition. The unaudited pro forma financial information for the three and nine months ended June 30, 2006 combines Concur’s results for these periods with the results of Outtask for the period from October 1, 2005 through January 22, 2006 as applicable. The pro forma financial information below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Revenues	$26,874	$22,238	$74,478	$62,161
Net income	$31,559	$1,447	$32,106	$2,016
Net income per share	$0.79	$0.04	$0.80	$0.05

NOTE 3. INTANGIBLE ASSETS

Amortization of intangible assets represents the allocation of intangible assets from our July 2002 acquisition of Captura Software, Inc. and our January 2006 acquisition of Outtask, Inc. The gross and net carrying amounts of the acquired customer base intangible assets at June 30, 2006 and September 30, 2005 were as follows:

Acquired Customer Base Intangible Asset (in thousands)	June 30, 2006	September 30, 2005
Gross carrying amount	$15,900	$5,700
Accumulated amortization	(5,207)	(3,610)

Acquired customer base intangible asset, net	$10,693	$2,090

The related amortization expense reflected in our results of operations totaled $0.7 million and $1.6 million for the three and nine months ended June 30, 2006.

Estimated amortization expense for the remaining three months of fiscal 2006 and annually for the remaining estimated useful life is as follows:

Estimated Remaining Amortization Expense (in thousands)
Remainder of Fiscal 2006	$706
Fiscal 2007	2,494
Fiscal 2008	1,413
Fiscal 2009	1,383
Fiscal 2010	1,124
Thereafter	3,574

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

NOTE 5. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The item of comprehensive income that we currently report is foreign currency translation adjustments as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net income	$31,559	$1,728	$33,139	$3,228
Other comprehensive income
Foreign currency translation adjustments	153	(101)	39	(4)

Total comprehensive income	$31,712	$1,627	$33,178	$3,224

NOTE 6. INTERNATIONAL REVENUES

We market our services and products primarily in the United States, Europe and Australia and we operate in a single industry segment. No single customer accounted for more than 10% of our total revenues in the three months ended June 30, 2006 and 2005, respectively. Information regarding revenues by geographic region for the three and nine months ended June 30, 2006 and 2005, respectively, is as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2006	%	2005	%	2006	%	2005	%
Country:
United States	$24,126	89.8%	$16,115	86.6%	$61,721	88.6%	$44,657	85.6%
Europe	1,717	6.4	1,569	8.4	5,180	7.4	4,977	9.5
Other	1,031	3.8	924	5.0	2,753	4.0	2,575	4.9

Total revenues	$26,874	100.0%	$18,608	100.0%	$69,654	100.0%	$52,209	100.0%

NOTE 7. PROVISION FOR INCOME TAXES

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands, except percentages)	2006	2005	Change	2006	2005	Change
Benefit from income taxes	($29,120)	$0	($29,120)	($29,000)	$0	($29,000)
Effective tax rate	(1,193.8%)	(0.0%)		(700.6%)	(0.0%)

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income and ongoing and prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at June 30, 2006 included three years of historical operating profits and a projection of future income. As a result of our analysis of all available evidence, both positive and negative, at June 30, 2006, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required and we released a portion of the valuation allowance previously recorded against our deferred tax assets, generating a $29.1 million tax benefit recorded to the income statement. This resulted in an effective tax rate of (1,193.8%) for the three month period ended June 30, 2006 compared with an effective tax rate of 0.0% used to record the provision for income taxes for the comparable three month period in fiscal year 2005. Our effective tax rate for the third quarter of fiscal year 2006 also differs from the U.S. statutory rate primarily due to the release of the deferred tax valuation allowance. Our effective tax rate is also affected by share-based compensation, state taxes, foreign operations, and other non-deductible expenses.

As of June 30, 2006, we believed it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of valuation allowance will ultimately be recovered. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

The following table summarizes the Company’s deferred tax assets, net of valuation allowances:

(dollars in thousands)	June 30, 2006	September 30, 2005
Deferred tax assets	$108,315	$109,225
Valuation allowances	($79,230)	($109,225)

Deferred tax assets, net	$29,085	$—

Short-term deferred tax assets, net	$2,680	$—
Long-term deferred tax assets, net	$26,405	$—

Deferred tax assets, net	$29,085	$—

The valuation allowance as of June 30, 2006, primarily relates to federal, state, and foreign net operating loss carryforwards and tax credits that the company expects will expire unused.

NOTE 8. SHARE-BASED COMPENSATION

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. The program includes incentive and non-statutory stock options granted under various plans, which are approved by the Board of Directors. Stock options generally vest one to four years after the grant date and expire ten years after the grant date. As of June 30, 2006, we had approximately 1.6 million shares of common stock reserved for future issuance under our stock option plans, excluding shares of common stock reserved for future issue under our ESPP.

The following table sets forth the share-based compensation expense resulting from stock options that is recorded in our Consolidated Statement of Operations for the three and nine months ended June 30, 2006 (in thousands). Options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask are non-compensatory and are therefore excluded from all tables, unless otherwise noted:

(dollars in thousands)	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Cost of services	$343	$861
Sales and marketing	447	1,192
Systems development and programming	180	305
General and administrative	501	1,085

Total	$1,471	$3,443

Net cash proceeds from the exercise of stock options were $1.5 million and $4.2 million for the three and nine months ended June 30, 2006, and $0.8 million and $1.4 million for the three and nine months ended June 30, 2005 respectively. No income tax benefit was realized from stock option exercises during the three months ended June 30, 2006 and June 30, 2005. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

For the three months ended June 30, 2006, we capitalized $44 thousand as property and equipment on the balance sheet for share-based compensation incurred in the development of internal use software and deferred $25 thousand of operating costs for share-based compensation associated with the deployment of customers. The amounts capitalized for the three and nine months ended June 30, 2006 were related to the following expense categories (in thousands):

(dollars in thousands)	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Cost of services	$25	$63
Systems development and programming	44	123

Total	$69	$186

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), requires companies that choose, prior to the effective date of SFAS 123R, to continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for share-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized over the related vesting periods. The estimated fair value of purchases under the ESPP is amortized on a straight-line basis over the related purchase periods, ranging from six to twenty-four months. The following table illustrates the effect on net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the three and nine month period ended June 30, 2005:

(in thousands, except per share data)	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income, as reported	$1,728	$3,228
Add: Share-based compensation expense, as reported	—	—
Deduct: Pro forma compensation expense under SFAS 123	(986)	(3,808)

Pro forma net income (loss)	$742	$(580)

Net income (loss) per share:
Basic as reported	$0.05	$0.10
Diluted, as reported	$0.05	$0.09
Basic, pro forma	$0.02	$(0.02)
Diluted, pro forma	$0.02	$(0.02)

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2006 and June 30, 2005, respectively:

	Options Three Months Ended		Options Nine Months Ended
(dollars in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected life (in years)	4.7	4.5	4.7	4.1
Interest rate	5.0%	3.9%	4.4%	3.6%
Volatility	0.60	0.66	0.64	0.68
Dividend yield	—	—	—	—
Weighted average fair value at grant date	$9.18	$4.32	$7.58	$4.64

Our computation of the expected volatility for the three and nine months ended June 30, 2006 is based upon historical volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock option activity for the three months ended June 30, 2006 including fully-vested options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask was as follows:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	7,791	$6.65	—	—
Grants	93	17.01	—	—
Exercises	(526)	2.79	—	—
Forfeiture or expirations	(20)	18.41	—	—

Outstanding at June 30, 2006	7,338	7.03	6.48	$63,759
Exercisable at June 30, 2006	5,375	5.48	5.63	55,296

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between Concur’s closing stock price on the last trading day of our third quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount changes based on the fair market value of Concur’s common stock. Total intrinsic value of options exercised was $6.6 and $14.0 million for the three and nine months ended June 30, 2006.

As of June 30, 2006, $7.8 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.5 years. Total fair value of options vested during the three and nine months ended June 30, 2006 was $0.6 and $2.4 million, respectively.

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

The revolving credit facility under the Amended Loan Agreement originally matured on January 23, 2007. In August 2006, we entered into an agreement to amend the line of credit to mature on July 23, 2007. We may make prepayments on advances under the revolving line of credit without penalty, provided we pay accrued interest and otherwise make Comerica whole. As the loan agreement is a revolving credit facility, there are no scheduled minimum principal repayments. Advances under the revolving credit facility bear an interest rate equal to Comerica’s prime rate plus a range of 0.50% to 1.00% or LIBOR plus a range of 2.75% to 3.25%.

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

As of June 30, 2006, we had $12.8 million outstanding on our term loan and $4.0 million outstanding on our line of credit and were in compliance with all loan covenants as required.

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

Overview

Concur Technologies, Inc. is a leading provider of business services and solutions that automate processes involved in the management of corporate expenses. Our core purpose is to use innovation to help our customers drive down their costs associated with corporate expense management (CEM). Concur’s integrated suite of on-demand CEM services includes Concur Expense Service for managing the expense reporting process, Cliqbook Travel for corporate travel management, and Cliqbook Meeting for corporate meeting and group travel management. We also offer value-added services and software that are integrated with our core services and software, as well as consulting, customer support and training for our customers. Our solutions are designed to automate and streamline these business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns through comprehensive analytics.

On January 23, 2006, we completed our acquisition of Outtask, which added a market-leading online corporate travel management service called Cliqbook to our suite of CEM services. This addition expanded our suite of CEM solutions and simplify the entire travel and expense management workflow of our customers, which we believe will further differentiate Concur from our competition.

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

Our strategic focus in fiscal 2006 and over the near-term is to continue to expand our suite of CEM services offerings, to expand our direct and indirect distribution network and to set the standard for operational and service excellence for our services. We expect our subscription revenues to increase in fiscal 2006 compared to fiscal 2005, on both an absolute basis and as a percentage of total revenues, due to anticipated demand for our subscription services as well as the acquisition of Outtask. We expect total expenses on an absolute basis to increase in fiscal 2006 compared to fiscal 2005 as a result of the acquisition of Outtask on January 23, 2006 and the growth of our business.

We operate in and report on one segment: corporate expense management services.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

Selected Financial Data

In the following table, we show financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues from services:
Subscription services	83.3%	74.5%	81.5%	74.0%
Consulting services and other	16.7	25.5	18.5	26.0

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Cost of services	37.8	39.5	39.9	40.1
Sales and marketing	22.6	23.8	23.7	24.7
Systems development and programming	14.1	11.7	13.0	13.5
General and administrative	13.2	14.5	14.7	14.4
Amortization of intangible asset	2.6	1.5	2.3	1.6

Total expenses	90.3	91.0	93.6	94.3

Income from operations	9.7%	9.0%	6.4%	5.7%
Interest income	0.5	0.4	0.5	0.5
Interest expense	(1.4)	—	(0.8)	—
Other income, net	0.3	(0.1)	(0.1)	—

Income before income tax	9.1%	9.3%	6.0%	6.2%
Provision for income tax	108.3	—	41.6	—
Net income	117.4%	9.3%	47.6%	6.2%

Results of Operations

Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Subscription	$22,385	$13,861	61.5%	$56,790	$38,620	47.0%
Consulting & other	4,489	4,747	(5.4%)	12,863	13,589	(5.3%)

Total revenues	$26,874	$18,608	44.4%	$69,653	$52,209	33.4%

Subscription Revenues. Subscription revenues consist of monthly fees paid for subscription services, the amortization of set-up fees paid to us in connection with those services, the amortization of fees paid for software maintenance services under software license arrangements, and, in some multiple element subscription arrangements where there is no vendor specific objective evidence of fair value for an undelivered subscription element, the amortized portion of the related license and consulting fees. Subscription revenues are affected by pricing, number of new customers, customer contract durations, and our customer retention rate.

Subscription revenues increased 61.5%, or $8.5 million, for the three months ended June 30, 2006, compared to the same period in fiscal 2005, and increased 47.0%, or $18.2 million, for the nine months ended June 30, 2006, compared with the year earlier period. Revenues from our subscription services (total subscription revenues excluding revenue from the amortization of fees paid for software maintenance services under software license agreements) contributed approximately 45.6%, or $3.9 million, and 58.4%, or $10.6 million of the absolute dollar increase in subscription revenues the three and nine months ended June 30, 2006, compared to the same periods in fiscal 2005. Transaction-based revenues from our monthly travel services contributed approximately 55.9%, or $4.8 million, and 43.7%, or $7.9 million of the absolute dollar increase in subscription revenues the three and nine months ended June 30, 2006, compared to the same periods in fiscal 2005. These increases were offset by a 1.5%, or $0.1 million, and 2.1%, or $0.4 million, decline in maintenance revenue recognized for the three and nine months ended June 30, 2006, compared to the same periods in fiscal 2005. The acquisition of Outtask and the continued expansion of our subscription services customer base, coupled with strong retention of existing customers, were the main reasons for the increase. The larger customer base reflects a trend of increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion relates primarily to the market’s continued growing acceptance of outsourced services, driven in part by limited information technology capital budgets. We believe these economic trends make traditional self-hosted software license arrangements, with their substantial up-front costs, less attractive than subscription services.

We expect subscription revenues to continue to grow in fiscal 2006, both on an absolute basis and as a percentage of total revenues, as a result of the growing demand for our subscription CEM service offerings and our continuing investment in sales and marketing.

Consulting and Other Revenues. Consulting revenues consist of fees for client services, which include system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting revenues are affected predominantly by the number and complexity of on-premises license customer upgrade implementations. Recognition of consulting revenues can also be affected by circumstances in which consulting fees in multiple element arrangements require deferral or are deemed to be subscription related. Other revenues consist of fees earned from sales of our software licenses.

The 5.4%, or $0.3 million, decrease and the 5.3%, or $0.7 million, decrease in consulting and other revenues for the three and nine months ended June 30, 2006, respectively, compared to the same periods in fiscal 2005, were primarily due to decreased consulting services performed for existing customers upgrading to the latest version of our on-premise license software.

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

International Revenues. Revenues from customers outside the United States were $2.7 million (10.2% of total revenues) and $2.5 million (13.4% of total revenues) in the three months ended June 30, 2006 and 2005, and were $7.9 million (11.4% of total revenues) and $7.6 million (14.5% of total revenues) in the nine months ended June 30, 2006 and 2005. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

We expect our international revenues to increase in absolute dollars consistent with our overall growth in revenue, as our CEM service offerings continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Cost of services	$10,153	$7,349	38.2%	$27,779	$20,913	32.8%
Sales and marketing	6,067	4,431	36.9%	16,491	12,872	28.1%
Systems development and programming	3,793	2,168	75.0%	9,057	7,050	28.5%
General and administrative	3,546	2,701	31.3%	10,288	7,522	36.8%
Amortization of intangible assets	706	285	147.7%	1,597	855	86.8%

Total expenses	$24,265	$16,934	43.3%	$65,212	$49,212	32.5%

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

Cost of services represented 37.8% of total revenues for the three months and 39.9% of total revenues for the nine months ended June 30, 2006 compared to 39.5% and 40.1% for the same periods in fiscal 2005. Total salaries and related expenses and allocated overhead costs increased 41.4%, or $1.8 million, for the three months ended June 30, 2006, and increased 37.2%, or $4.7 million for the nine months ended June 30, 2006 compared to the same periods in fiscal 2005. Share-based compensation accounted for $0.3 and $0.9 million of the increase for the three and nine months ended June 30, 2006, respectively. Excluding the impact of share-based compensation expenses, which the company began recording October 1, 2005 in accordance with Financial Accounting Standard 123R, cost of services expenses represented 36.5% and 38.6% of total revenues for the three and nine months ended June 30, 2006 compared to 39.5% and 40.1% for the same period in fiscal 2005. Fees paid to third parties for referrals, resale arrangements, and royalties increased 50.3%, or $0.3 million, for the three months ended June 30, 2006, and increased 30.2%, or $0.5 million, for the nine months ended June 30, 2006, compared with the same periods in fiscal 2005. These increases were due to increased business generated through reseller partners for subscription-based sales. Fees paid for servers and storage decreased 11.3%, or $0.1 million, for the three months ended June 30, 2006, but increased 27.1% or $0.4 million for the nine months ended June 30, 2006, compared with the same periods in fiscal 2005. The remainder of the change in the three and nine months ended June 30, 2006 was the result of higher amortization and other expenses.

We expect cost of services expenses to fluctuate moderately from quarter to quarter, and generally to trend down in fiscal 2006 compared to fiscal 2005 as a percentage of total revenues as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars principally as a result of the acquisition of Outtask and as we continue to expand our capacity to deploy and support new customers.

Sales and Marketing. Sales and marketing expenses consist of salaries and related expenses (including share-based compensation, sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel, and, to a lesser extent, miscellaneous sales and marketing costs, such as advertising, trade shows, and other promotional activities.

Sales and marketing expenses were 22.6% of total revenues for the three months and 23.7% for the nine months ended June 30, 2006 compared with 23.8% and 24.7% for the same periods in fiscal 2005. Total sales and marketing expenses increased 36.8%, or $1.6 million, for the three months ended June 30, 2006, and increased 28.1%, or $3.6 million for the nine months ended June 30, 2006, compared with the same periods in fiscal 2005, respectively. The increases in the three and nine month periods ending June 30, 2006, were mainly due to a 44.0%, or $1.6 million, and a 32.7%, or $3.5 million increase in salaries and related expenses, driven primarily by headcount increases including the acquisition of Outtask, as well as a $0.4 million and $1.2 million in share-based compensation expense. Excluding the impact of share-based compensation expenses, which the company began recording October 1, 2005 in accordance with Financial Accounting Standard 123R, sales and marketing represented 20.9% of total revenues for the three months and 22.0% for the nine months ended June 30, 2006 compared to 23.8% and 24.7% for the same periods in fiscal 2005.

We expect total sales and marketing expenses in fiscal 2006 to increase in absolute dollars and as a percentage of total revenue compared to fiscal 2005, primarily due to our acquisition of Outtask and our continued emphasis on growing our investment in this area. This increase is expected to be principally driven by an increase in sales headcount and is a key part of our strategic focus in fiscal 2006, which is to ensure that our sales and marketing efforts are able to support expected demand and create additional awareness in our target markets.

Systems Development and Programming Costs. Systems development and programming costs consist of salaries and related expenses (including share-based compensation), and allocated overhead costs associated with employees and contractors engaged in software engineering, program management, and quality assurance.

Systems development and programming costs were 14.1% of total revenues for the three months and 13.0% for the nine months ended June 30, 2006, compared to 11.7% and 13.5% for the same periods in fiscal 2005. Systems development and programming costs recognized increased by 74.9%, or $1.6 million, for the three months ended June 30, 2006,and increased 28.5%, or $2.0 million for the nine months ended June 30, 2006, compared to the same periods in fiscal 2005. These increases were the result of higher payroll expense and allocated overhead cost including the acquisition of Outtask, partially offset by an increase in capitalized systems development and programming cost. Share-based compensation was approximately $0.2 million for the three months and approximately $0.3 million for the nine months ended June 30, 2006, respectively. Excluding the impact of share-based compensation expenses, which the company began recording October 1, 2005 in accordance with Financial Accounting Standard 123R, systems development and programming represented 13.5% of total revenues for the three months and 12.6% for the nine months ended June 30, 2006 compared to 11.7% and 13.5% for the same periods in fiscal 2005.

In response to growing demand for our subscription services, we have focused on the development and programming of internal-use software used to provide these services. Under generally accepted accounting principles, costs for corporate software developed or obtained for internal use are required to be capitalized and amortized over their useful lives of three to five years. Gross internal use software costs capitalized were $1.9 million and $1.2 million for the quarter ended and $4.8 million and $2.5 million for the nine months ended June 30, 2006 and 2005, respectively. Depreciation of internal use software costs totaled $0.6 million and $0.2 million for the quarter ended and $1.4 and $0.3 for the nine months ended June 30, 2006 and 2005, respectively.

We anticipate that recognized systems development and programming costs in fiscal 2006 will increase in absolute dollars compared to fiscal 2005 driven primarily by our acquisition of Outtask and our continued focus on product innovation and enhancement.

General and Administrative. General and administrative expenses consist of salaries and related expenses (including share-based compensation), and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal, information technology, facilities, and, to a lesser extent, costs, such as professional fees and public company regulatory compliance costs.

General and administrative expenses were 13.2% of total revenues for the three months and 14.7% for the nine months ended June 30, 2006, compared to 14.5% and 14.4% for the same periods in 2005. General and administrative expenses increased 31.3%, or $0.8 million, for the three months ending June 30, 2006, and increased 38.4%, or $2.9 million for the nine months ended June 30, 2006, compared to the same periods in fiscal 2005. The increases were mainly due to a 64.4%, or $0.9 million, and a 51.7%, or $2.2 million, increase in salaries and related expenses and a (5.3%), or $35,000 decrease and 39.1%, or $0.6 million increase in overhead costs, respectively. The increases in salaries and related expenses were driven primarily by headcount increases, including expenses associated with the acquisition of Outtask, as well as $0.5 million and $1.1 million in share-based compensation expense in the three and nine months periods ending June 30, 2006. Excluding the impact of share-based compensation expenses, which we began recording October 1, 2005 in accordance with Financial Accounting Standard 123R, cost of services expenses represented 11.3% of total revenues for the three months and 13.4% for the nine months ended June 30, 2006 compared to 14.5% and 14.4% for the same periods in fiscal 2005.

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

Interest Income and Interest Expense

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Interest income	$130	$69	88.4%	$365	$261	39.8%
Interest expense	(369)	(1)	NM	(588)	(5)	NM

NM = Not Meaningful

Interest Income and Interest Expense. The increase in interest income in the three months and nine months ended June 30, 2006 compared to the same periods in fiscal 2005 reflects higher short term interest rates and more funds invested in interest bearing accounts in 2006 than in 2005. The increase in interest expense in the three months and nine months ended June 30, 2006, compared to the same periods in fiscal 2005 was due to debt financing we are utilizing to partially fund the acquisition of Outtask.

Provision for Income Taxes. For the three months and nine months ended June 30, 2006, we recorded an income tax benefit of $29.1 million and $29.0 million related to operating results and the release of reserves against deferred tax assets, as compared to no income tax expense reported for the three and nine months ended June 30, 2005. The company had previous recorded $0.1 million in income tax expense for the three month periods ended December 31, 2005 and March 31, 2006. As of June 30, 2006, we had deferred tax assets of $108.3 million, partially offset by a valuation allowance of $79.2 million related to federal state and foreign net operating losses and other timing differences, leaving us with $29.1 million in net deferred tax assets.

As future profitability is not assured, any future reduction of the valuation allowance and our future effective tax rate are uncertain. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies.

Financial Condition

Our total assets were $170.5 million at June 30, 2006 and $60.7 million at September 30, 2005, representing an increase of $109.8 million or 180.9%. This increase was due to an increase in goodwill totaling $55.2 million, deferred income tax asset, net of $29.1 million, net intangible assets totaling $8.6 million, accounts receivable totaling $7.1 million, and an increase in capital expenditures of $7.3 million. The increase in net deferred tax assets at June 30, 2006 was the result of our determination that a full valuation reserve against our total deferred tax assets was not required. Excluding the increase in net deferred tax assets, the increases in total assets were principally related to the acquisition of Outtask and growth in our business. Our cash and cash equivalents totaled $17.1 million at June 30, 2006 and $16.2 million as of September 30, 2005, representing an increase of $0.9 million, or 5.5%. Net property and equipment increased to $19.8 million at June 30, 2006 from $15.0 million at September 30, 2005, with the largest increase due to a $4.8 million investment in development costs for software used internally for our subscription services offerings. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below.

Accounts receivable balances, net of allowances of $1.4 million and $0.8 million, were $19.5 million and $12.4 million as of June 30, 2006 and September 30, 2005, respectively, representing a net increase of $7.1 million or 57.3%. The increase in the allowance for the period of $0.6 million was based upon an increase in accounts receivable and an increase in the allowance for specific customer receivables, both related to the growth in related revenues.

Our total liabilities were $58.3 million and $30.0 million at June 30, 2006 and September 30, 2005, respectively, representing an increase of $28.3 million, or 94.3%. This increase was mainly due to the use of debt in the amount of $16.8 million to fund the acquisition of Outtask Incorporated. Other accrued liabilities were $6.5 million and $2.4 million at June

30, 2006 and September 30, 2005, respectively. The increase in other accrued liabilities of $4.2 million or 175.0% was the result of remaining holdbacks, of which $3.9 million related to the acquisition of Outtask. Total deferred revenues, including both current and long term, increased by $4.5 million to $25.0 million at June 30, 2006 from $20.5 million at September 30, 2005. These increases resulted from growth in our customer base for our subscription services offerings over the period and as a result of deferred revenue related to Cliqbook customers added by Outtask after consummation of the acquisition.

Our common stock and additional paid in capital totaled $283.4 million at June 30, 2006, compared to $235.1 million at September 30, 2005, an increase of $48.3 million, or 20.6%. This increase was primarily due to issuance of $39.9 million in common stock and stock options related to the acquisition of Outtask and to a lesser extent by $4.8 million in proceeds received from the exercise of stock options under our share-based compensation plans and ESPP during the nine months ended June 30, 2006.

Liquidity and Capital Resources

Our available sources of liquidity as of June 30, 2006 consisted principally of cash and cash equivalents totaling $17.1 million. We also have a revolving credit line and equipment purchase facility available, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our subscription and on-premise customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and on-premise services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, and systems development and programming costs. Operating activities provided $8.9 million and $8.1 million in the nine months ended June 30, 2006 and 2005, respectively.

Our investing activities used $29.6 million and $10.8 million in the nine months ended June 30, 2006 and 2005, respectively. Investing activities for the nine months ended June 30, 2006, consisted principally of $21.9 million paid for the acquisition of Outtask and $6.4 million for the purchase and internal development of software. Purchases of property and equipment accounted for the remainder. The amount capitalized for the development of software used internally is described in more detail above in “Results of Operations – Expenses – Systems Development and Programming Costs”.

Our financing activities provided $21.5 million in the nine months ended June 30, 2006 and used $6.2 million in the nine months ended June 30, 2005. Proceeds from financing activities in the nine months ended June 30, 2006 included $18.0 million from borrowings and $4.8 million in proceeds from issuance of common stock from the exercise of stock options and from our ESPP plan. Payments for financing activities in the nine months ended June 30, 2006 consisted of payments on borrowings and capital leases.

In March 2002, we entered into a loan and security agreement (“Loan Agreement”) with a bank for a $1.0 million equipment credit facility (“Term I Advance”). The Loan Agreement for the Term I Advance allowed for borrowings in the amount of actual equipment purchases made through December 2002. In September 2003, we amended the terms of the Loan Agreement to add a revolving line of credit (“Revolver”) in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, with interest at the bank’s prime rate. In September 2004 and May 2005, we amended the Loan Agreement further extending the Revolver’s availability to December 31, 2006, at which time any advances become due and payable. The other terms of the Revolver remained the same. There were no amounts borrowed under the Revolver at June 30, 2006.

We also amended the terms of the Loan Agreement in September 2003 to add an additional equipment facility (“Term III Advance”) for advances in the amount of actual equipment purchases up to $1.0 million through September 2004, with interest at the bank’s prime rate, maturing in September 2006. In September 2004 we amended the Loan Agreement to extend the Term III Advance’s availability to June 30, 2005, with any amounts borrowed due on June 30, 2007. The other terms of the Term III Advance remain the same. There were no amounts borrowed under the Term III Advance at June 30, 2006.

In May 2005, we amended the terms of the Loan Agreement to add an additional equipment facility (“Term IV Advance”) for advances in the amount of actual equipment purchases up to $2.5 million through May 30, 2006, with interest at the bank’s prime rate, maturing on May 30, 2008. There were no amounts borrowed under the Term IV Advance at June 30, 2006.

In January 2006, in connection with the acquisition of Outtask, we entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with Comerica Bank (“Comerica”) in order to increase available borrowing amounts under our existing loan agreement. The Amended Loan Agreement provides for a term loan of up to $14 million and a revolving line of credit for up to $8 million. At Concur’s option, the term loan bears an interest rate equal to Comerica’s prime rate plus a range of 0.75% to 1.25% or LIBOR plus a range of 3.0% to 3.5%, and matures December 31,

2010. In August 2006, we entered into an agreement to extend the maturity date of the line of credit for a period of six months, to July 23, 2007. At Concur’s option, the revolving live of credit bears an interest rate equal to Comerica’s prime rate plus a range of 0.50% to 1.00% or LIBOR plus a range of 2.75% to 3.25%. There was approximately $16.8 million outstanding under the term loan and revolver at June 30, 2006.

In January 2005, our Board of Directors authorized a stock repurchase program, under which we are authorized to repurchase up to two million shares of our outstanding common stock over a two-year period expiring in January 2007. Stock repurchases under the 2005 stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. During the fiscal year ended September 30, 2005, we repurchased and retired 1,094,494 shares of our outstanding common stock under the 2005 repurchase program, leaving a balance of 905,506 shares remaining eligible for repurchase. There were no share repurchases executed during the three and nine months ended June 30, 2006.

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

In June 2006, we filed a form S-3 shelf registration statement with the Securities and Exchange Commission. Under the shelf registration statement, Concur may issue stock, preferred stock, debt securities, or warrants in an aggregate amount of $150.0 million. We have no current intent to draw down the shelf registration.

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

Share-based Compensation

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely primarily on four stock option plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three and six months ended March 31, 2006, includes compensation expense for all stock based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all stock based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Under the provisions of SFAS 123R, our ESPP is deemed non-compensatory. See Note 8 to our Consolidated Financial Statements for further detail, including the impact of the adoption to our Consolidated Statement of Operations.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at June 30, 2006 included three years of historical operating profits and a projection of future income. As a result of our analysis of all available evidence, both positive and negative at June 30, 2006, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required, resulting in the release of a portion of the valuation allowance previous recorded against our deferred tax assets and generating an $29.1 million tax benefit recorded in our income statement.

As of June 30, 2006, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of the valuation allowance would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not probable.

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

As discussed in Note 9 to the Unaudited Consolidated Financial Statements, our credit facility bears interest at floating rates we select under the terms of the Amended Loan Agreement. As of June 30, 2006, we had $12.8 million outstanding on our term-loan agreement and $4.0 million outstanding on our line of credit. Neither of the instruments are hedged with an interest rate swap. On an annual basis, a 100 basis point change in interest rates would result in an approximate $0.2 million change to annual interest expense, based upon net variable rate borrowings of $16.8 million.

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

Evaluation Of Disclosure Controls And Procedures

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

In August 2006, we determined a deficiency existed in the operation of the Company’s internal accounting controls as of June 30, 2006, which constituted a material weakness in our internal controls pursuant to standards established by the Public Company Accounting Oversight Board. This deficiency related to the design of controls surrounding the classification of total debt between current and long-term liabilities and resulted in a misclassification of debt between current and long-term on the face of the balance sheet for the quarter ended March 31, 2006. We reported this deficiency to the Audit Committee of our Board of Directors.

Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, and based on the material weakness noted above, that our disclosure controls and procedures were not effective for the purpose described above as of the end of the period covered by this report.

In light of the deficiency described above, we have performed additional analysis and reviews to provide reasonable assurance that the classification of debt between current and long-term is stated correctly on the face of the balance sheet for this Form 10-Q in accordance with generally accepted accounting principles. Management is implementing new internal controls to remedy this deficiency, including additional balance sheet reviews and the use of a more comprehensive financial disclosure checklist.

Changes In Internal Control Over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three month period ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitation On Effectiveness Of Controls

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

We Only Recently Acquired Outtask, So It Is Difficult To Determine What Its Impact On Our Financial Results Will Be.

We completed our acquisition of Outtask on January 23, 2006, so we have only a very limited operating history on which to base an evaluation of our combined business and prospects. Our future success will depend on many factors that are not under our control, such as the following:

•	successful integration of Outtask service and personnel with our offerings and business;

•	growth in demand for our suite of services, and competitive pressures;

•	the perceived security of our services, technology, infrastructure and practices; and

•	the significant lead times before a new product, service or enhancements, including those that will be added through the acquisition Outtask, begin generating revenues.

To address these risks we must, among other things:

•	successfully market our suite of services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments; and

•	successfully introduce new services and enhancements to existing services to address changing market conditions.

We May Have Difficulties Integrating Outtask With Our Business Operations, And The Costs We Incur May Be High.

We may experience difficulties integrating the personnel, products, technologies and operations of Outtask. Those difficulties include:

•	the need to manage more geographically-dispersed operations, such as Outtask’s operations in the State of Virginia;

•	the difficulty of incorporating acquired technologies into our operations infrastructure;

•	the difficulty of assimilating the operations and personnel of Outtask; and

•	the inability to maintain uniform standards, controls, procedures and policies across the larger organization.

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

We generated more than 95% of our total revenues for the three and nine months ended June 30, 2006, and for all of fiscal 2005, from our Concur Expense services and software. We expect such services and software to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of our Concur Expense solutions, and our revenues would decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop expense management products that achieve greater market acceptance, or we do not keep up with technological advancements in software platforms, delivery models or product features. There can be no assurance that our services and software solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

We Depend On A Subscription Service Business Model That Continues To Evolve, Which Makes Our Business Operations And Prospects Difficult To Evaluate.

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

Our subscription services delivery models have continued to evolve, and we anticipate that our future financial performance and revenue growth will largely depend upon the growth of our subscription services. Our subscription revenues represented 83.3% and 81.5% of total revenues in the three and nine months ended June 30, 2006, and we depend substantially on outsourced subscription services delivery models for our anticipated revenues and cash flows. We believe that subscription revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced subscription services delivery models. As a result, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to evaluate.

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

If our subscription services business does not grow sufficiently, our cost of revenues may exceed such revenues, which could harm our operating results. Our costs of providing subscription services are relatively fixed in the short-term, so we may not be able to adjust our expenses quickly enough to offset any potential slowdown in subscription sales. In addition, any delays in implementation may prevent us from recognizing subscription revenue for indeterminate periods of time, even when we have already incurred costs relating to the implementation of our subscription services. Further, we may experience unanticipated increases in costs associated with providing our subscription services and software maintenance services to customers over the term of our customer contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our subscription services contracts contain cancellation provisions, and, if cancelled, could result in us recognizing substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription or maintenance agreement prior to the end of its term, or if we are unable to renew such an agreement at the end of its term, our operating results in future periods could be substantially harmed.

We Depend On Consulting Revenues, Which May Fluctuate Or Decline.

Our consulting revenues represented 13.4% and 15.6% of total revenues in the three and nine months ended June 30, 2006, respectively. We anticipate that consulting revenues will continue to represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system implementation and integration, planning, data conversion, training, and documentation of procedures. Our consulting revenues could fluctuate or decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

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

The Growth Of The International Component Of Our Business Subjects Us To Additional Risks Associated With Foreign Operations.

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $2.7 million and $7.9 million for the three and nine months ended June 30, 2006. These international operations are subject to many difficulties and incremental costs, including:

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

Software License Revenues Are Volatile, Which Makes Our Operating Results Difficult To Forecast.

Our software license revenues represented 3.3% of total revenues in the three months ended June 30, 2006. While software license revenues are diminishing as a percent of total revenues, they continue to contribute to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Further, we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer.

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

Our Ability To Protect Our Intellectual Property Is Limited And Our Products May Be Subject To Infringement Claims By Third Parties.

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. We do not own any issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. We provide our licensed customers with access to object code versions of our software, and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition. In addition, over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

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

On July 24, 2006, we settled the final working capital holdback for approximately $1.4 million related to our acquisition of Outtask Incorporated with the Outtask stockholder representative. Concur retained the remaining $0.6 million of the working capital holdback, thereby reducing total preliminary purchase consideration for the acquisition to $66.4 million at June 30, 2006.

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

Dated: August 9, 2006

CONCUR TECHNOLOGIES, INC.

By	/s/ John F. Adair
John F. Adair
Chief Financial Officer