Form 10-K
period 2006-09-30
CONCUR TECHNOLOGIES INC
filed 2006-12-14
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

Commission file number: 0-25137

CONCUR TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

State of Incorporation: Delaware

I.R.S. Employer I.D. No.: 91-1608052

Address of principal executive offices: 18400 NE Union Hill Road

Redmond, Washington 98052

Telephone number, including area code: 425-702-8808

Securities registered pursuant to section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	NASDAQ Global Market
Rights to Purchase Series A Preferred Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2006 was approximately $632 million based on the closing sale price for the registrant’s common stock as reported on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding as of November 30, 2006 was 36,205,481.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of registrant’s fiscal year ended September 30, 2006, are incorporated by reference into Part III.

CONCUR TECHNOLOGIES, INC.

FORM 10-K

SEPTEMBER 30, 2006

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

ITEM 1. BUSINESS

Overview

Concur Technologies, Inc. is a leading provider of on-demand business services and software solutions that automate Corporate Travel and Expense Management processes. Our core purpose is to use innovation to help customers drive down their costs of corporate expense reporting and travel procurement. Our services and software solutions are designed to automate and streamline expense reporting, expense reimbursement and travel procurement processes, reduce operating costs, improve internal controls, and enable business to apply greater insight into their spending patterns through comprehensive analytics.

Our flagship services are Concur® Expense, our expense reporting solution, and Cliqbook® Travel, our corporate travel management solution. We also offer value-added services and software that are integrated with Concur Expense and Cliqbook Travel, as well as consulting, customer support and training.

We sell our solutions primarily as subscription services. We market and sell our solutions worldwide through our direct sales organization and indirect distribution channels such as strategic resellers.

We were incorporated in the state of Washington in 1993 and commenced operations during 1994. We reincorporated in the state of Delaware and completed our initial public offering of common stock in 1998. Our executive offices are located at 18400 NE Union Hill Road, Redmond, WA 98054 and our telephone number is (425) 702-8808.

The Corporate Travel and Expense Management Market

We call the marketplace for products and services that automate and streamline corporate travel and expense processes the “Corporate Travel and Expense Management” market. We believe the following major trends drive customer demand in this market:

•	the desire to reduce corporate travel and entertainment costs;

•	the desire to make the process of booking travel and expense reporting easier;

•	the desire to centralize and gain more control over spending;

•	the desire to implement company-wide process standardization initiatives;

•	the desire to reduce expense processing costs;

•	the desire to increase traveler satisfaction and customer service levels; and

•	the need to comply with government regulations such as the Sarbanes-Oxley Act of 2002.

Companies constantly seek to reduce costs and improve operational efficiency. We believe that next to payroll, corporate travel and entertainment expense is the second-largest controllable expense within an organization. However, for most companies, the management of corporate travel and expense reporting still involves manual, paper-based processes that are time-consuming, inefficient, costly and prone to error. Integrating and automating travel and expense management processes can result in significant cost savings. According to a 2006 study conducted by the Aberdeen Group, an information technology market analysis firm, companies that automate the expense management process can drive down the average cost to prepare and process an expense report from $30 per expense report to less than $19 per report, and the cost to book travel from $29 per transaction offline to $18 per transaction online. In addition to direct cost savings of this nature, our customers can leverage the data collected throughout the corporate travel and expense reporting process to monitor contract compliance and negotiate more favorable terms with vendors.

Companies are also seeking new and innovative ways to improve the reliability of their financial data and ensure the soundness of their internal controls, particularly since the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. Public companies are required to establish and maintain appropriate internal control over financial reporting, which must be attested to by both the company’s management and its independent auditor. Our solutions enable our customers to automate much of the Corporate Travel and Expense Management process and enhance the reporting of captured information, improving the reliability of financial data and enhancing visibility into financial processes to reduce the potential for fraud and improve compliance with these governmental requirements.

Our Corporate Travel and Expense Management Solutions

Our Corporate Travel and Expense Management solutions are designed to automate and streamline business processes, reduce operating costs, improve internal controls, and empower businesses to apply greater insight to their spending patterns through comprehensive analytics. These solutions include:

•	On-demand services and software for travel and entertainment expense management, such as Concur Expense and Cliqbook Travel; and

•	Value-added services and software that integrate with Concur Expense and/or Concur Travel, such as Concur Vendor Payment ™, Concur Imaging Service™, Concur Offline Access™, Concur Compliance Solution™, Concur Audit Service™, and Cliqbook Meeting™.

Our solutions have the potential to benefit many groups within an enterprise. For corporate management, our solutions can reduce the amount of time required to administer, manage, and process expense reports, payment requests, and travel procurement, thereby increasing productivity and reducing operating costs. They also enable management to access information for purposes of internal controls compliance, trend analysis, vendor negotiation, and financial planning. For employees, our products provide intuitive, easy-to-use interfaces for the creation of expense reports, payment requests, and travel booking, which reduce the amount of time required to create these documents.

Every business trip begins with booking travel arrangements and ends when an expense report is submitted after the trip is completed. According to Aberdeen Group’s 2006 report, “Travel & Entertainment Expense Management: Reduce Processing Costs & Improve Policy Compliance”, all of that travel and expense spending accounts for up to 10% of a company’s total operating expenses. Yet for most organizations, the travel procurement and expense reporting processes are completely separate, making it difficult for businesses to understand what for many is the second largest area of controllable spending. Concur offers its customers services that enable them to address their entire travel and expense management process, along with value-added services that help them drive even more costs out of their businesses.

We provide our subscription services over the Internet, enabling our customers to outsource Corporate Travel and Expense Management functions. Our subscription services models offer distinct advantages to customers compared to traditional software licensing. Subscription customers pay for our services with a one-time set up fee and recurring usage fees, reducing the financial risk of large up-front costs and maintenance associated with traditional on-premises enterprise software licensing. In addition, because our services are provided on an outsourced basis, we, as the service provider, are responsible for procuring and managing the hardware and infrastructure necessary to perform the service and for delivering reliable, secure, and scalable performance, which reduces the impact on the customer’s internal information technology organization. We have engaged third-parties to provide the hosting facilities and related infrastructure for our subscription services. These outsourcing facilities are located in several locations in the United States.

On-Demand Solutions

Concur’s solutions are designed to accommodate a wide range of customer business needs, technical requirements, and budget objectives for businesses of all sizes worldwide. To that end, we offer flexible delivery models that range from highly-configurable to standardized. We deliver our solutions primarily through our subscription services delivery models – also known as on-demand services.

Respected marketing analyst firms, including Gartner Group and TripleTree, are predicting that within the next three to five years, 25% to 40% of new business applications consumed will be on-demand services. Already the overwhelming majority of Concur’s customers choose to receive their Corporate Travel and Expense Management services on-demand. On-demand services enable companies to access and consume technology in a fashion similar to how they consume other goods and services: Customers access the services they need, and in a cost effective and scalable manner. Suppliers deliver those services at competitive rates. The on-demand service provider maintains its customer base and earns revenue by providing quality services that satisfy customers’ business needs. All the participants in the economic value equation benefit equally and at the same time.

Concur Expense.    Our robust Concur Expense solution is designed to automate, simplify, reduce the costs of, and improve internal controls associated with, the travel and entertainment expense management process. Concur Expense automates each step of the expense management process, from expense report preparation and approval to business policy compliance, reimbursement, and data analysis. Concur Expense provides the process and information for management to reduce manual processing, improve internal controls, increase business policy compliance, speed up reimbursement, and increase expense report accuracy.

Our intuitive, easy-to-use interface makes the creation of expense reports fast, while reducing errors and improving policy compliance. Corporate charge or credit card information can be used to automatically populate the expense report with key information, such as transaction date, type, vendor, location, method of payment, amount, and currency conversion. Customers determine how expense reports should be processed based on configurable workflow rules, and how to route reports for approval based on cost center, dollar limit, or other criteria. Items that are not compliant with corporate policy can be flagged for review, allowing approvers to significantly reduce review time. Once approved, the report is forwarded to the next phase in the process or to the customer’s accounting department, and the user is notified of the action.

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

Concur Expense also offers business intelligence capabilities. Companies can use captured data to analyze trends, influence budget decisions, improve forecasting, and monitor for fraudulent activity. When combined with Cliqbook Travel, Concur Expense provides organizations with a seamless, end-to-end travel and expense management process that delivers enhanced visibility and control.

Cliqbook Travel.    Cliqbook Travel is an on-line travel management service that is designed to automate, simplify, reduce the costs of, and improve internal controls associated with, corporate travel booking and processing. Cliqbook Travel enables customers to provide powerful on-line corporate travel booking capabilities to its employees that are tailored specifically to corporate policies and preferred vendors. Cliqbook Travel enables customers to search for travel data from multiple sources, including Global Distribution Systems, consolidators, direct connections to travel service providers, and Internet-only sources, and delivers robust online booking, reporting, and agency support, making the travel procurement process quick, easy, and more affordable. Cliqbook Travel seamlessly integrates with Concur Expense to automatically create expense reports, enabling companies to link the travel and expense management functions, which provides enhanced visibility to the organization while providing a single easy-to-use end-to-end process for business travelers to book travel and submit expenses for reimbursement.

Value-Added Solutions

We provide value-added services that are integrated with our travel and expense management services. Our primary value-added services are:

Concur Vendor Payment.    Concur Vendor Payment is designed to automate, simplify, and reduce the costs associated with the process of entering, approving, and managing non-purchase order vendor payments. It enables companies to streamline payment requests, facilitating flexible approval processes and automatic updating of accounts payable systems. The combination of increased productivity and availability of valuable data for improved cost management derived from Concur Vendor Payment can generate significant cost savings for our customers.

Concur Imaging Service.    Concur Imaging Service provides companies with the ability to capture, store, archive, and retrieve employee receipts and vendor invoices electronically. This enables our Concur Expense and Concur Vendor Payment customers to reduce the costs of handling paper receipts and invoices. Receipts and invoices can be viewed electronically through this fully integrated service and are available online throughout the approval, payment, and audit processes.

Cliqbook Meeting.    Cliqbook Meeting is a web-based service that enables organizations to manage the planning of corporate meetings and group travel. Cliqbook Meeting enables attendees to register for the meeting, and to pay registration and meeting related fees. Cliqbook Meeting also provides meeting organizers with greater visibility into registration and the number of attendees, enabling our customers to negotiate better rates for airfare, hotel, and ground transportation.

Concur Audit Service.    Concur Audit Service provides expense report auditing resources to help streamline the process of managing and substantiating expense receipts, reducing audit costs while introducing a higher level of control over corporate travel and entertainment expenses. Leveraging the paperless efficiency of Concur Imaging Service, this service helps clients accurately report and properly classify expenses, even identifying expenses that should be treated as taxable income for employees. Customizable and flexible enough for any organization, Concur Audit Service can conduct random audits at any level to meet the customer’s needs while also conducting audits that target specific users or groups.

Cognos ReportNet™    is available to Concur Expense on-demand service customers. The integration of Cognos reporting technology provides Concur customers on-demand report authoring services to help them manage and reduce corporate expenses.

Concur Offline Access.    Concur Offline Access enables users to enter expense report data when disconnected from the Internet by laptop or desktop computing devices.

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

Client Services

Our client services organization offers consulting, client support, and training services in connection with our Corporate Travel and Expense Management solutions.

Consulting.    We offer consulting services in connection with deployment of our solutions to assist customers in maximizing their return on investment. Leveraging industry best practices and our direct experience, our consulting staff meets with customers prior to deployment to review existing business processes and information technology infrastructure, and provides advice on ways to improve these processes. Our consultants also configure and test our applications, integrate them with customers’ existing systems, and assist with enterprise-wide deployment strategies. After deployment, our consultants continue to work with customers to identify additional opportunities to further improve their return on investment.

Client Support Services.    We provide customer support through our Client Support Services program. Under this program, we provide telephone and Internet support, including online case entry and review, access to technical information documents, and technical tips. We also provide new releases and updates of our services through our Client Support Services program. Our Client Support Services program is included as part of our subscription services offerings. We also provide similar services to our traditional license customers who subscribe for the first year of the Client Support Services program at the time they license an application. After the expiration of the one-year subscription period, support is typically renewable on an annual basis.

Training Services.    We offer a variety of flexible training programs for our services, all designed to assist our customers with managing their transition to our products and services. These programs are tailored to particular user groups, such as administrators, help desk personnel, or trainers.

Customers

We have sold our products and services to more than 3,000 companies in over 60 countries, including 6 of the top 10 Global 100 companies and 30 of the top 100 Fortune 1000 companies. Our customers range from large global public companies with more than 200,000 employees to smaller, single-location private companies. No single customer accounted for more than 10% of our total revenues in fiscal 2006, 2005 or 2004.

Sales and Marketing

We market and sell our solutions worldwide through our direct sales organization and through indirect distribution channels such as our strategic reseller and referral partners.

Our direct sales organization has field sales professionals located in metropolitan areas throughout the United States, the United Kingdom, northern Europe, Australia, and Asia. Direct telemarketing representatives based at our headquarters in Redmond, Washington support the field sales force through lead-generation and lead-tracking activities. We also have a number of marketing referral alliances that provide our sales force with prospects. Our direct sales efforts involve contact with multiple decision makers, frequently including the prospective customer’s chief financial officer, vice president of finance, controller, and corporate travel manager.

Our indirect distribution channels consist of strategic relationships with a number of reseller and referral partners, which include more than 50 leading companies. For example, we have strategic relationships with ADP, Inc., a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider,

U.S. Bank and Bank of America, two of the leading providers of corporate banking services and leading issuers of Mastercard and Visa corporate card products, Microsoft Business Solutions, a leading provider of business management solutions, BCD Travel, a leading corporate travel management company, and other travel management companies.

Our marketing programs are designed to increase awareness of our solutions within our target markets, and to extend the competitive advantage of our Corporate Travel and Expense Management services. These efforts are specifically targeted to accounting, finance, information technology, and travel executives.

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

Product Development

Our systems development and programming organization is responsible for developing new services as well as enhancing our existing services. We believe that a technically skilled and productive software engineering organization will continue to be important for the success of our new service offerings. We employed approximately 100 people in systems development and programming as of September 30, 2006.

We have a well-defined software development methodology that we believe allows us to deliver products that satisfy business needs and meet commercial quality expectations. Our systems development and programming group teams up with our marketing department to assess market needs and requirements. We also use independent development firms or contractors, as needed, to expand the capacity and technical expertise of our internal research and development team. From time to time, we license third-party technology that is incorporated into our solutions.

Intellectual Property Rights

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of patent, copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. For example, to protect our proprietary information, we enter into services and licensing agreements with our customers and nondisclosure agreements with certain of our employees, consultants, corporate partners, customers, and prospective customers, which include restrictions on the disclosure, use, and transfer of our proprietary information. We also employ various physical security measures to protect our software source codes, technology, and other proprietary information. We have a number of patent applications pending in various countries.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. We provide our traditional licensed customers with access to object code versions of our software, and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Although we are unable to determine the extent to which piracy of our software products exists, we believe that software piracy is a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition.

We own trademarks and registered trademarks with respect to our various products and services and attempt to ensure we protect all necessary intellectual property rights. Concur, the Concur logo, Concur Expense, Cliqbook, Cliqbook Travel, Cliqbook Meeting, Concur Vendor Payment Request, Concur Audit Service, Concur Imaging Service, Concur Analysis Service, Concur Offline Access, Concur Compliance Solution, and Concur Transaction Assessment Module are trademarks or registered trademarks of Concur Technologies, Inc. Other names or brands appearing in this report may be claimed as the property of others. Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

Competition

The market for our business services and software solutions is highly competitive and subject to rapid change. Our principal direct competition comes from independent vendors of Corporate Travel and Expense Management services and software, travel management companies, and from financial institutions and providers of enterprise resource planning software that sell offerings similar to ours along with their other products and services. .In addition, we face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems.

We believe that the principal competitive factors considered with respect to, and the relative competitive standing of, our travel and entertainment expense management services are as follows:

•	Innovation. We are a leader in the markets we serve – often the first to offer new and innovative solutions to the market. For example, we are the first to offer a fully integrated corporate travel and expense offering that manages both the travel booking and expense reporting functions through one seamless process, giving our customers visibility into every aspect of their travel and expense reporting.

•	Functionality. We believe our Corporate Travel and Expense Management solutions generally offer more features and functionality than other competing products. We believe that our solutions’ functionality is viewed as the standard in the markets we serve.

•	Interoperability. Our software and services are designed and built to interoperate with commonly-used existing information technology systems.

•	Cost-competitive delivery method. We believe that a significant number of companies are seeking to reduce their operating costs by outsourcing their back-office processes, such as the Corporate Travel and Expense Management processes. We have a well-established and scalable hosting infrastructure that allows us to provide cost-competitive solutions to our customers on an on-demand basis. We believe our on-demand services are cost-competitive alternatives to customer self-hosted and self-managed software products that are provided by many of our competitors.

•	Referenceable customers. We believe our installed base of customers for Corporate Travel and Expense Management solutions is larger than that of our primary competitors and that this customer base, combined with those that are referenceable, provides us with a competitive advantage.

Employees

As of September 30, 2006, we had approximately 500 employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

Available Information

Our Internet website address is www.concur.com. We provide free access to various reports that we file with or furnish to the United States Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website, or through www.sec.gov. Also available on our website are printable versions of Concur’s Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, and Code of Business Conduct and Ethics. Information on our website does not constitute part of this annual report on Form 10-K or into any other report we file or furnish with the SEC. Stockholders may request copies of these documents from:

Concur Technologies

18400 NE Union Hill Road

Redmond, WA 98052

Attention: Investor Relations

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

Because Sales Of Two Of Our Solutions Account For More Than 85% Of Our Total Revenues, A Material Decrease In Demand For Either Of These Solutions Could Substantially Harm Our Results Of Operations.

We generated more than 85% of our total revenues in fiscal 2006 from our Concur Expense and Cliqbook Travel services and software. We expect such services and software to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of our Concur Expense and Cliqbook Travel solutions, and our revenues would decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop travel and expense management products that achieve greater market acceptance, or we do not keep up with technological advancements in services and software platforms, delivery models or product features. There can be no assurance that our services and software solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

Our Business Model Continues To Evolve, Which Makes Our Operations And Prospects Difficult To Evaluate.

Our business model continues to evolve, and is therefore subject to many risks. We anticipate that our future financial performance and revenue growth will depend upon the growth of our subscription services. Subscription revenues represented 82.9% of our total revenues in fiscal 2006. We expect subscription revenues to represent a large majority of our total revenues for the foreseeable future, and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our services. As a result, we have invested significantly in infrastructure, operations, and strategic relationships to support on-demand subscription services, which represents a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to evaluate.

Our strategic focus on our subscription business has contributed to a substantial reduction in our software license revenues in recent years. If demand for our subscription services declines, we may not be able to generate sufficient software license revenues to offset any decrease in subscription services revenues.

If our subscription services business does not grow sufficiently, our cost of revenues may exceed such revenues, which would harm our operating results. Our costs of providing subscription services are relatively fixed in the short-term, so we may not be able to adjust our expenses quickly enough to offset any potential slowdown in subscription sales. In addition, any delays in deployment may prevent us from recognizing subscription revenue for indeterminate periods of time, even when we have already incurred costs relating to the deployment of our subscription services. Further, we may experience unanticipated increases in costs associated with providing our subscription services and software maintenance services to customers over the term of our customer contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our subscription services contracts contain cancellation provisions, and, if cancelled, could result in us recognizing substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription or maintenance agreement prior to the end of its term, or if we are unable to renew such an agreement at the end of its term, our operating results in future periods could be substantially harmed.

We Depend On Consulting Revenues, Which May Fluctuate Or Decline.

Our consulting revenues represented 14.4% of total revenues in fiscal 2006. We anticipate that consulting revenues will continue to represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system deployment and integration, planning, data conversion, training, and documentation of procedures. Our consulting revenues could fluctuate or decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

We Face Significant Competition From Companies That Have Longer Operating Histories And Greater Resources Than We Do, And Our Business Will Suffer If We Fail To Compete Effectively.

The market for our solutions is intensely competitive and rapidly changing, so the competitive landscape is complex. Our principal direct competition comes from independent vendors of Corporate Travel and Expense Management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to ours along with their suites of other products and services. Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger total number of customers for their products and services than we do. Some of our competitors, particularly major financial institutions and enterprise resource planning software vendors, have well-established relationships with our current and potential customers, as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we can. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. In addition, we anticipate the entrance of new competitors in the future. Increased competition may result in price reductions, reduced gross margins, and change in market share and could have a material adverse effect on our business, financial condition, and results of operations.

Since We Depend Upon Strategic Relationships With Third Parties, Our Revenues Will Decline If We Do Not Sustain And Develop These Relationships.

We depend on strategic reseller and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, telesales, and internal marketing efforts. If we were unable to maintain our existing strategic relationships or enter into new ones, we would have to devote substantially more resources to the distribution, sales, and marketing of our products and services, which would increase our costs and decrease our revenues. Our success depends in part on the ultimate success of our strategic reseller and referral partners and their ability to market our products and services successfully. Our existing strategic referral partners are not obligated to refer any potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

We Depend On Our Relationships With Travel Suppliers And Any Adverse Changes In These Relationships Could Adversely Affect Our Business, Financial Condition And Results Of Operations.

An important component of our business success will depend on our ability to maintain and develop relationships with travel suppliers. Adverse changes in existing relationships, or our inability to enter into new arrangements with these parties on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect our business, financial condition, and results of operations.

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

We have engaged third-party hosting facility providers to provide the hosting facilities and related infrastructure for our subscription services. These hosting facilities are located in several locations in the United States and Australia. We do not control the operation of these hosting facilities. Despite precautions taken at these facilities, the occurrence of a natural disaster, a decision by one of our hosting providers to close a facility without adequate notice to us, or other unanticipated problems at these facilities could result in lengthy interruptions in our services. We also retain third-party telecommunications providers to provide Internet and direct telecommunications connections for our services. Any of these third-party providers may fail to perform their obligations adequately. Any damage to, or failure of, our systems could result in interruptions in our service and/or litigation. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

We Only Recently Acquired Outtask, So It Is Difficult To Determine What Its Impact On Our Financial Results Will Be.

We completed our acquisition of Outtask in January 2006, so we have a limited operating history on which to base an evaluation of our combined business and prospects. Our future success will depend on many factors related to this acquisition that are not under our control, such as the following:

•	successful integration of Outtask service and personnel with Concur’s service and personnel;

•	demand for our travel management services, and ability to cross-sell customers;

•	the perceived security of our services, technology, infrastructure and practices; and

•	the significant lead times before a new product, service or enhancements, including those that will be added through the acquisition Outtask, begin generating revenues.

We May Have Difficulties Integrating Outtask With Our Business Operations, And The Costs We Incur May Be High.

We may experience difficulties integrating the personnel, products, technologies and operations of Outtask. Those difficulties include:

•	incorporating acquired technologies into our operations infrastructure;

•	assimilating Outtask operations and personnel with Concur’s; and

•	maintaining uniform standards, controls, procedures, and policies across the larger organization

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

We Incurred Debt To Acquire Outtask And We May Require Additional Financings To Fund Operations Or Growth In The Future, Which Could Subject Us To Additional Risks.

In January 2006, Concur borrowed approximately $14 million to finance the cash portion of the merger consideration paid to acquire Outtask, and to pay fees and expenses associated with the acquisition. In the future, we may be required to seek additional financing to fund our operations or growth. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our systems development and programming efforts, our results of operations and cash flows, the use of cash in our stock repurchase program, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell businesses or assets may impact our ability to remain in compliance with existing debt covenants or require us to seek additional funding sooner than we expect. There is no assurance that we will be able to remain in compliance with such debt covenants or that additional funding will be available on terms that are acceptable to us, or at all. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights, preferences, and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited.

If We Acquire Additional Companies, Products, Or Technologies, We Expect To Face Risks Associated With Those Acquisitions.

In the future, we may acquire or make investments in other companies, products, or technologies. We may not realize the anticipated benefits of those acquisitions or investments to the extent that we anticipate, or at all. We may have to incur additional debt or issue additional equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If any acquisition or investment is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results. Any completed acquisitions would also require significant integration efforts, diverting our attention from our business operations and strategy.

Compliance With Public Company Corporate Governance And Reporting Regulations Is Uncertain And Expensive.

Many new laws, regulations, and standards, notably those adopted by the SEC and the NASDAQ Stock Market in connection with the Sarbanes-Oxley Act of 2002, impose significant obligations on public companies such as ours. The new laws and regulations have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices, and have created uncertainty for companies such as ours. These new laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our continuing preparation for and deployment of these reforms and enhanced new disclosures has resulted in, and will likely continue to result in, higher general and administrative expenses and a significant diversion of management time and attention from revenue-generating or cost-reduction activities to compliance activities. In particular, our efforts to comply with regulations regarding our internal control over financial reporting will likely continue to require us to commit significant financial and managerial resources. If we are not able to prepare for and implement the reforms required by new laws, regulations, and standards, our business, operating results, and financial condition could be harmed. Further, these laws, regulations, and standards may make it more difficult for us to attract and retain qualified members to serve on our board of directors and to attract and retain qualified executive officers, which could harm our business.

The Growth Of The International Component Of Our Business Subjects Us To Additional Risks Associated With Foreign Operations.

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately $11.8 million in fiscal 2006, compared with and $10.0 million and $8.2 million in fiscal years 2005 and 2004, respectively. These international operations are subject to many difficulties and incremental costs, including:

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

Our Lengthy Sales Cycle Could Adversely Affect Our Financial Results.

Because of the high costs involved over a significant period of time, customers for our business services and software typically commit significant resources to an evaluation of available solutions and require us to expend substantial time, effort, and money educating them about the value of our services and software. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements or due to other factors. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly.

Software License Revenues Are Volatile, Which Makes Our Operating Results Difficult To Forecast.

Our software license revenues represented 2.7% of total revenues for fiscal 2006. While software license revenues are diminishing as a percent of total revenues, they continue to contribute to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter, and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Further, we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer.

We May Not Successfully Develop Or Introduce New Products Or Enhancements To Existing Products, Or Successfully Integrate The Outtask Products And Services, So We May Lose Existing Customers Or Fail To Attract New Customers And Our Revenues May Suffer.

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

Our Ability To Protect Our Intellectual Property Is Limited And Our Products May Be Subject To Infringement Claims By Third Parties.

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of patent, copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. Although we have file six patent applications in various countries, we do not own any issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. We provide our licensed customers with access to object code versions of our software, and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition. In addition, over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

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

Our principal administrative, sales, marketing, and research and development facility is located in Redmond, Washington and consists of approximately 100,000 square feet of office space held under a lease that expires on May 31, 2013. Under the lease, we have an option to renew it for an additional five years. As of September 30, 2006, we also leased offices in Alexandria, Boston, Atlanta, Chicago, Dallas, London, Melbourne (Australia), Miami, New York, St. Louis, and Sydney (Australia).

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

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “CNQR.” The following table shows the range of the high and low closing sales prices by quarter for fiscal 2006 and 2005, as reported on the NASDAQ Global Market:

	High	Low
Fiscal year ended September 30, 2006:
First Quarter	$13.67	$11.48
Second Quarter	$18.94	$12.88
Third Quarter	$18.50	$13.20
Fourth Quarter	$15.56	$11.86

Fiscal year ended September 30, 2005:
First Quarter	$12.10	$8.57
Second Quarter	$8.83	$7.80
Third Quarter	$10.53	$7.10
Fourth Quarter	$13.05	$10.04

On September 30, 2006, there were approximately 250 stockholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in fiscal 2007.

Equity Compensation Plans

Information on securities authorized for issuance under our equity compensation plans is set forth in Item 7 and Note 1 to our consolidated financial statements under “Stock-Based Compensation.”

Issuer Purchases of Equity Securities

In January 2005, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), under which we were authorized to repurchase up to two million shares of our outstanding common stock over a two-year period expiring in January 2007. Repurchases under the Repurchase Program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. During the fiscal years ended September 30, 2005 and 2006, we repurchased and retired 1,094,494 and 200,000 shares, respectively, of our outstanding common stock under the Repurchase Program. In September 2006, our Board of Directors extended the Repurchase Program for an additional two year period expiring in January 2009 and increased the number of share eligible for repurchase by an additional 2,000,000 shares. As of September 30, 2006, 2,705,506 shares remained eligible for repurchase under the Repurchase Program.

The following table sets for the Company’s repurchases of its outstanding Common Stock during the two years ended September 30, 2006:

Period	(a) Total Number of Shares Authorized	(b) Total Number of Shares Purchased	(c) Average Price Paid per Share	(d) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(e) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Shares Authorized	2,000,000	—	—	—	2,000,000
Fiscal 2005 Share Repurchases	—	1,094,494	$8.21	1,094,494	905,506
Fiscal 2006 Share Repurchases	—	200,000	$12.25	200,000	705,506
Additional Shares Authorized	2,000,000	—	—	—	2,705,506

Total	4,000,000	1,294,494	$8.84	1,294,494	2,705,506

All share repurchases in fiscal 2006 were executed in August.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

This selected consolidated financial data comes from our Consolidated Financial Statements, and should be read in conjunction with the Consolidated Financial Statements and Notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated statement of operations data for each of the years in the five year period ended September 30, 2006, and the consolidated balance sheet data at September 30, 2006, 2005, 2004, 2003, and 2002 are derived from our audited consolidated financial statements. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this report for an explanation of the determination of the shares used to compute basic and diluted net income (loss) per share. Historical results are not necessarily indicative of results to be expected for any future period.

	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations (Year Ended September 30)
Revenues:
Subscription	$80,501	$53,011	$40,244	$33,590	$20,076
Consulting and other	16,644	18,820	16,306	23,147	25,021

Total revenues	97,145	71,831	56,550	56,737	45,097
Expenses:
Cost of operations	37,846	28,450	23,264	23,214	21,987
Sales and marketing	22,907	17,484	14,329	14,549	16,669
Systems development and programming	12,445	9,336	8,773	10,356	10,606
General and administrative	14,458	10,319	7,295	6,710	6,800
Amortization of intangible assets	2,420	1,140	1,140	1,140	190
Acquisition and restructuring charges	—	—	—	—	1,300

Total expenses	90,076	66,729	54,801	55,969	57,552

Income (loss) from operations	7,069	5,102	1,749	768	(12,455)
Other income, net	(378)	264	286	193	168

Income before income taxes	6,691	5,366	2,035	961	(12,287)
Income tax benefit, net	27,465	—	—	—	—

Net income (loss)	$34,156	$5,366	$2,035	$961	$(12,287)

Net income (loss) per share
Basic	$0.97	$0.16	$0.06	$0.03	$(0.46)

Diluted	$0.87	$0.15	$0.06	$0.03	$(0.46)

Shares used in calculation of net income (loss) per share:
Basic	35,056	32,906	32,595	31,265	26,571

Diluted	39,150	36,348	36,815	35,440	26,571

Consolidated Balance Sheet Data (at September 30)
Cash, cash equivalents and marketable securities	$16,334	$16,202	$23,735	$21,607	$15,770
Total assets	$181,319	$60,651	$52,899	$42,973	$39,685
Long-term obligations, excluding current portion	$16,348	$3,050	$—	$199	$746
Stockholders’ equity	$117,394	$30,692	$30,145	$25,608	$19,697

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Concur Technologies, Inc. is a leading provider of on-demand business services and software solutions that automate Corporate Travel and Expense Management. Our core purpose is to use innovation to help customers drive down their costs associated with corporate expense reporting and travel procurement processes. Our services and software are designed to automate and streamline expense reporting and reimbursement processes, automate and streamline travel procurement processes, reduce operating costs, improve internal controls, and enable business to apply greater insight into their spending patterns through comprehensive analytics.

Our flagship services are Concur® Expense, our expense reporting solution, and Cliqbook® Travel, our corporate travel management solution, consisting of services and software for automating the travel and entertainment expense management processes. We also offer value-added services and software that are integrated with Concur Expense and Cliqbook Travel, as well as consulting, customer support and training for our customers.

We market and sell our solutions worldwide through our direct sales organization and indirect distribution channels such as strategic resellers.

We generate our revenues from the delivery of subscription services, consulting services, and, to a lesser extent, the sale of software licenses. Subscription revenues grew from 45% of total revenues in fiscal 2002, to 59% in fiscal 2003, 71% in fiscal 2004, 74% in fiscal 2005, and 83% in fiscal 2006. This growth reflects our strategic shift to emphasize sales of subscription services rather than license software. Generally, our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer.

Our strategic focus in fiscal 2007 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in fiscal 2007 compared to fiscal 2006, on both an absolute basis and as a percentage of total revenues, due to anticipated growth in demand. We expect our sales and marketing expenses to increase on both an absolute basis and as a percentage of revenues in fiscal 2007 compared to fiscal 2006, primarily reflecting our continued emphasis on growing our sales and marketing headcount to support expected demand and create additional awareness in our target market.

We operate in and report on one segment: corporate travel and expense management services and software.

Selected Financial Data

In the following table we show financial data derived from our statements of operations as a percentage of total revenues for the periods indicated.

	Year Ended September 30,
	2006	2005	2004
Revenues:
Subscription	82.9%	73.8%	71.2%
Consulting and other	17.1%	26.2%	28.8%

Total revenues	100.0%	100.0%	100.0%
Expenses:
Cost of operations (1.2% from share-based compensation in 2006)	39.0%	39.6%	41.1%
Sales and marketing (1.7% from share-based compensation in 2006)	23.6%	24.3%	25.4%
Systems development and programming (0.5% from share-based compensation in 2006)	12.8%	13.0%	15.5%
General and administrative (1.6% from share-based compensation in 2006)	14.9%	14.4%	12.9%
Amortization of intangible asset	2.5%	1.6%	2.0%

Total expenses	92.7%	92.9%	96.9%

Income from operations	7.3%	7.1%	3.1%
Other income, net	(0.4)%	0.4%	0.5%
Income before income taxes	6.9%	7.5%	3.6%
Income tax benefit	28.3%	—%	—%

Net income	35.2%	7.5%	3.6%

Note: No share based compensation was recorded in fiscal 2005 or fiscal 2004.

Results of Operations

Revenues

	Year Ended September 30,
	2006	Change	2005	Change	2004
	(dollars in thousands)
Subscription	$80,501	51.9%	$53,011	31.7%	$40,244
Consulting and other	16,644	(11.6)%	18,820	15.4%	16,306

Total revenues	$97,145	35.2%	$71,831	27.0%	$56,550

Subscription Revenues.    Subscription revenues consist of fees paid for subscription services, amortization of set-up fees paid to us in connection with those services, amortization of fees paid for software maintenance services under software license arrangements, and, in multiple element subscription arrangements where there is no vendor specific objective evidence of fair value for an undelivered subscription element, the amortized portion of the related license and consulting fees. Subscription revenues are affected by pricing, number of new customers, customer contract durations, and our customer retention rate.

Subscription revenues increased $27.5 million or 51.9% in fiscal 2006 compared to fiscal 2005. Revenues from subscription services (total subscription revenues minus revenue from the amortization of fees paid for software maintenance services under software license arrangements) contributed approximately 101.9% of the absolute dollar increase. An increase in the number of customers for our subscription services was the main reason for the increase. The growth in customers reflects a continuing trend of increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion is due primarily to the market’s continued and growing awareness of our travel and expense management services and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

Subscription revenues increased $12.8 million or 31.7% in fiscal 2005 over fiscal 2004. Revenues from our subscription services (total subscription revenues less revenue from the amortization of fees paid for software maintenance services under software license arrangements) contributed approximately 95% of the absolute dollar increase in subscription revenues for fiscal 2005 compared to fiscal 2004. The increase in subscription revenues reflects expansion of our existing customer base for outsourced subscription services due to the factors described above for fiscal 2006.

We expect subscription revenues to continue to grow in fiscal 2007, on both an absolute basis and as a percentage of total revenues, as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

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

Consulting and other revenues decreased $2.2 million or 11.6% in fiscal 2006 from fiscal 2005 due in part to a decrease in the volume of consulting and lower license revenue as a result of fewer upgrades and enhancements for existing customers during fiscal 2006 as virtually all of our new customers and more of our existing on-premise license customers utilize our subscription services.

Consulting and other revenues increased $2.5 million or 15.4% in fiscal 2005 over fiscal 2004. This increase was primarily due to increased consulting services performed for existing license customers upgrading to the latest version of our on-premise license software. These increases were offset in part by the deferral of revenues totaling approximately $0.8 million during the fiscal year ended September 30, 2005, related to consulting services performed under contracts through strategic resellers, which are required to be recognized ratably over the remaining life of the contracts.

We anticipate that consulting and other revenues in fiscal 2007 will fluctuate on a quarterly basis but be lower for fiscal 2007 compared to fiscal 2006 in absolute dollars and as a percentage of revenues, primarily as a result of fewer existing customers upgrading their on-premise license software, fewer new customers purchasing on-premise licensed software, the continued growth of subscription revenues, and the market’s continued shift in demand from a licensed model to a subscription services model.

International Revenues.    Revenues from customers outside the United States were $11.8 million (12.2% of total revenues), $10.0 million (14.0%) and $8.2 million (14.4%) in fiscal 2006, 2005 and 2004, respectively. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

	Year Ended September 30,
	2006	Change	2005	Change	2004
	(dollars in thousands)
Cost of operations (of which $1,200 or 12.8% of increase represents share-based compensation)	$37,846	33.0%	$28,450	22.3%	$23,264
Sales and marketing (of which $1,608 or 29.7% of increase represents share-based compensation)	22,907	31.0%	17,484	22.0%	14,329
Systems development and programming (of which $467 or 15.0% of increase represents share-based compensation	12,445	33.3%	9,336	6.4%	8,773
General and administrative (of which $1,584 or 38.3% of increase represents share-based compensation)	14,458	40.1%	10,319	41.5%	7,295
Amortization of intangible assets	2,420	112.3%	1,140	—%	1,140

Total expenses	$90,076	35.0%	$66,729	21.8%	$54,801

Share-based compensation is included in fiscal 2006, but excluded from fiscal 2005 and fiscal 2004. Please see Note 9.

Cost of Operations.    Cost of operations expenses consist primarily of salaries and related expenses (including travel related expenses) and allocated overhead costs (including depreciation, occupancy, insurance, telecommunications, and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services. Cost of operations expenses also include co-location and related telecommunications costs, fees paid to third parties for referrals, resale arrangements, royalties, and amortization of deferred set-up costs that we incur in connection with our subscription services.

Cost of operations expenses represented 39.0% of total revenues for fiscal 2006 compared to 39.6% in fiscal 2005. Total salaries and related expenses and allocated overhead costs increased 29.4% or $6.4 million during fiscal 2006 over fiscal 2005, due primarily to increased headcount. Co-location and related telecommunications costs increased 27.5% or $0.6 million in fiscal 2006 compared to fiscal 2005. This increase was due primarily to organic growth in our subscription business, the addition of Outtask, and a one-time fee for the termination of certain third party services. Fees paid to third parties for referrals, resale arrangements, and royalties increased 32.7% or $0.7 million during fiscal 2006 when compared to fiscal 2005. This increase was due to an increase in the amount of business generated through reseller partners for subscription-based sales.

Cost of operations expenses represented 39.6% of total revenues in fiscal 2005 compared with 41.1% for fiscal 2004. Total salaries and related expenses and allocated overhead costs increased 28.5% or $4.8 million during fiscal 2005 over fiscal 2004, due primarily to increased headcount. Co-location and related telecommunications costs decreased 22.7% or $0.6 million in fiscal 2005 compared to fiscal 2004. This decrease was due primarily to an improvement in the negotiated cost of such services. Fees paid to third parties for referrals, resale arrangements, and royalties increased 16.3% or $0.3 million during fiscal 2005 when compared to fiscal 2004. This increase was due to an increase in the amount of business generated through reseller partners for subscription-based sales.

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

Sales and marketing expenses were 23.6% of total revenues in fiscal 2006 compared to 24.3% for fiscal 2005. Total sales and marketing expenses increased approximately $5.4 million or 31.0% during fiscal 2006 compared to fiscal 2005. The increase during the year was mainly due to a 30.0% or $4.9 million increase in salaries and related expenses and allocated overhead costs, driven primarily by headcount increases, as well as increases of 46.3% or $0.5 million in costs for advertising, trade shows and other promotional activities.

Sales and marketing expenses were 24.3% of total revenues in fiscal 2005 compared to 25.3% for fiscal 2004. Total sales and marketing expenses increased approximately $3.2 million or 22.0% during fiscal 2006 compared to fiscal 2005. The increase during the year was mainly due to a 21.3% or $2.9 million increase in salaries and related expenses and allocated overhead costs, driven primarily by increased headcount, as well as increases of 33.1% or $0.3 million in costs for advertising, trade shows and other promotional activities.

We expect total sales and marketing expenses in fiscal 2007 to increase as a percentage of revenue and in absolute dollars compared to fiscal 2006, driven primarily by an increase in sales headcount. This increase in sales headcount reflects a key part of our strategic focus in fiscal 2007, which is to ensure that our sales and marketing efforts are expanded to support expected demand and to create additional awareness in our target market.

Systems Development and Programming Costs.    Systems development and programming costs consist of salaries and related expenses, and allocated overhead costs associated with employees and contractors engaged in software engineering, program management, and quality assurance.

Systems development and programming costs were 12.8% of total revenues for fiscal 2006 compared to 13.0% for fiscal 2005. Systems development and programming costs recognized increased $3.1 million or 33.3% for fiscal 2006 compared to fiscal 2005. This increase was primarily due to increased salaries and related expenses totaling $4.0 million, offset by the required capitalization of certain costs related to the development of internal-use software.

In response to growing demand for our subscription services, we have increased the amount of resources focused on the development and programming of internal-use software used to provide these services. Under generally accepted accounting principles, costs for corporate software developed or obtained for internal use are required to be capitalized and amortized over their useful lives. Capitalized internal-use software costs increased $5.0 million from $6.7 million at September 30, 2005 to $11.7 million at September 30, 2006.

Systems development and programming costs were 13.0% of total revenues in fiscal 2005 compared to 15.5% in fiscal 2004. Systems development and programming costs recognized increased $0.6 million or 6.4% in fiscal 2005 compared to fiscal 2004. Internal-use software costs capitalized, net of amortization, represented $2.9 million of the increase in systems development and programming costs for fiscal 2005 compared to fiscal 2004, plus an increase in personnel and allocated overhead costs totaling $2.2 million in fiscal 2005 compared to fiscal 2004. This additional capitalization was primarily the result of our increase in the amount of focused resources as noted above.

We anticipate that recognized systems development and programming costs in fiscal 2007 will increase in absolute dollars and remain relatively consistent as a percentage of revenue compared to fiscal 2006 as we continue to focus on product innovation and enhancement.

General and Administrative.    General and administrative expenses consist of salaries and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal, information technology, facilities, and, to a lesser extent, miscellaneous costs, such as professional fees and public company regulatory compliance costs.

General and administrative expenses were 14.9% of total revenues for fiscal 2006 compared to 14.4% for fiscal 2005. General and administrative expenses increased approximately $4.1 million or 40.1% for fiscal 2006 over fiscal 2005. This increase was primarily due to a 44.7% or $3.7 million increase in headcount and related expenses and allocated overhead costs, driven primarily by headcount increases related to the growth of our business, a 123.9% or $0.4 million increase in miscellaneous costs, and a 25.6% or $0.3 million increase in accounting firm fees.

General and administrative expenses were 14.4% of total revenues for fiscal 2005 compared to 12.9% for fiscal 2004. General and administrative expenses increased approximately $3.0 million or 41.5% for fiscal 2005 over fiscal 2004. Excluding the impact of a $0.3 million charge in the first quarter of fiscal 2005 for previously capitalized costs related to an acquisition that we had been evaluating but chose not to pursue, general and administrative expenses increased $2.7 million or 37.3% for fiscal 2005 over fiscal 2004. This increase was primarily due to a 33.8% or $2.1 million increase in headcount and related expenses, driven primarily by headcount increases related to growth of our business, and an 80.8% of $1.0 million increase in miscellaneous costs due in part to larger legal and accounting fees and costs of public company regulatory compliance.

We expect the absolute dollar amount of general and administrative expenses to increase moderately in fiscal 2007 compared to fiscal 2006 due to increases in personnel costs related to the growth of our business.

Amortization of Intangible Assets.    Amortization of intangible assets represents the amortization of the intangible assets from our July 2002 acquisition of Captura Software, Inc. and from our January 2006 acquisition of Outtask, Inc. The Captura intangible asset is being ratably amortized as a non-cash charge to operations over five years, consistent with the timing and level of the expected cash flows from the underlying acquired customer contracts. The Outtask intangible assets are being amortized as non-cash charges to operations over a weighted average life of 8.2 years, consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks, and non-compete agreements.

Other

	Year Ended September 30,
	2006	Change	2005	Change	2004
	(dollars in thousands)
Interest income	$512	45.5%	$352	48.5%	$237
Interest expense	962	13,642.9%	7	(75.9)%	29

Interest Income and Interest Expense.    The increase in interest income in fiscal 2006 compared to fiscal 2005 and 2004 reflects higher short term interest rates and higher levels of interest-earning cash and cash equivalent investments. The increase in interest expense in fiscal 2006 compared to fiscal 2005 and fiscal 2004, was due to debt financing used to fund the acquisition of Outtask.

Income Tax Benefit.    During the fiscal year ended September 30, 2006, we recorded an income tax benefit of $29.1 million related to the release of reserves against deferred tax assets offset by income tax expense of $1.5 million as compared to no income tax expense reported for the years ended September 30, 2005 and 2004. As of September 30, 2006, we had deferred tax assets of $105.8 million, partially offset by a valuation allowance of $78.2 million related to federal state and foreign net operating losses and other timing differences, leaving us with $27.6 million in net deferred tax assets.

Any further reduction of the valuation allowance will only occur when we believe it is more likely than not that additional deferred tax assets will be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies.

Financial Condition

Our total assets were $181.3 million at September 30, 2006 and $60.7 million at September 30, 2005, representing an increase of $120.7 million or 199.0%. Our cash and cash equivalents totaled $16.3 million at September 30, 2006 and $16.2 million as of September 30, 2005, representing an increase of $0.1 million, or 0.8%. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Goodwill and other intangible assets increased by $61.9 million and $11.5 million, respectively, related to the acquisition of Outtask. Deferred tax assets increased by $27.6 million related to the release of reserves against deferred tax assets in fiscal 2006. Accounts receivable balances, net of allowances of $1.5 million and $0.7 million, were $22.7 million and $12.4 million as of September 30, 2006 and September 30, 2005, respectively, representing an increase of $10.3 million or 83.1%. The increase was mainly due to increased sales volume for the year ended September 30, 2006. Net property and equipment increased to $20.4 million at September 30, 2006 from $15.0 million at September 30, 2005, with the largest increase due to the $5.4 million of computer equipment and software and investment in software used internally, primarily attributable to our subscription services offerings.

Our total current liabilities were $39.4 million and $19.7 million at September 30, 2006 and September 30, 2005, respectively, representing an increase of $19.7 million, or 100.3%. Other accrued liabilities increased by $9.9 million, principally related to the accrual of a liability for contingent consideration for the acquisition of Outtask. The current portion of deferred revenues increased by $2.7 million, driven by growth in our customer base for our subscription services offerings over the period. Other increases consisted of an increase in the current portion of long term debt in the amount of $3.6 million and an increase in accrued compensation of $2.7 million related to year-end bonuses.

Our common stock and additional paid in capital totaled $287.4 million at September 30, 2006, compared to $235.1 million at September 30, 2005, an increase of $52.4 million, or 22.3%. The increase was primarily due to earnings and the purchase of Outtask during the fiscal year which resulted in an increase of $66.4 million related to consideration paid and $10.4 million in consideration contingently accrued at September 30, 2006. These increases were offset in part by proceeds received from the exercise of stock options under our stock-based compensation plans and the sale of stock under our employee stock purchase plan net of stock repurchased during the year, all totaling $3.2 million.

Liquidity and Capital Resources

Our available sources of liquidity as of September 30, 2006 consisted principally of cash and cash equivalents totaling $16.3 million. We have a revolving credit line and equipment purchase facility available, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our subscription and license customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, and systems development and programming costs. Operating activities provided $11.4 million, $10.3 million and $5.8 million in fiscal 2006, 2005 and 2004, respectively. The increase in cash provided by operating activities during fiscal 2006 was driven by earnings net of non-cash expenses such as the release of reserves against the deferred tax assets, depreciation, amortization, and share-based compensation, offset by increases in prepaids and receivables.

Our investing activities used $31.3 million, $12.9 million, and $5.6 million in fiscal 2006, 2005, and 2004, respectively. Investing activities for fiscal 2006 included the use of $21.9 million for the acquisition of Outtask. Purchases of property and equipment totaled $9.9 million in fiscal 2006 compared to $9.7 million in fiscal 2005 and $5.6 million in fiscal 2004. These amounts consisted mainly of computer equipment and software purchases, leasehold improvements, as well as amounts capitalized for the development of software used internally, as described in more detail in “Results of Operations – Expenses – Systems Development and Programming Costs” above.

Our financing activities provided $19.9 million in fiscal 2006, used $5.0 million in fiscal 2005, and provided $1.7 million in 2004. Proceeds from financing activities during these periods consisted mainly of proceeds from borrowings to fund the acquisition of Outtask in fiscal 2006 and proceeds from the issuance of stock from the exercise of stock options in fiscal 2006, fiscal 2005, and fiscal 2004. Payments of $2.5 million and $9.0 million for the repurchase of common stock, as described in more detail below, comprised the majority of cash outflows from financing activities for fiscal 2006 and fiscal 2005. Scheduled payments made on loans and capital leases of $1.3 million, $0.2 million and $1.0 million accounted for the remaining cash outflows from financing activities for fiscal years 2006, 2005, and 2004, respectively.

In March 2002, we entered into a loan and security agreement (“Loan Agreement”) with a bank for a $1.0 million equipment credit facility (“Term I Advance”). The Loan Agreement for the Term I Advance allowed for borrowings in the amount of actual equipment purchases made through December 2002. In September 2003, we amended the terms of the Loan Agreement to add a revolving line of credit (“Revolver”) in an amount not to exceed the lesser of 80% of eligible accounts receivable or $5.0 million, with interest at the bank’s prime rate. In September 2004 and May 2005, we amended the Loan Agreement further extending the Revolver’s availability to December 31, 2006, at which time any advances become due and payable. The other terms of the Revolver remained the same. There were no amounts borrowed under the Revolver at September 30, 2006.

We also amended the terms of the Loan Agreement in September 2003 to add an additional equipment facility (“Term III Advance”) for advances in the amount of actual equipment purchases up to $1.0 million through September 2004, with interest at the bank’s prime rate, maturing in September 2006. In September 2004 we amended the Loan Agreement to extend the Term III Advance’s availability to June 30, 2005, with any amounts borrowed due on June 30, 2007. The other terms of the Term III Advance remain the same. There were no amounts borrowed under the Term III Advance at September 30, 2006.

In May 2005, we amended the terms of the Loan Agreement to add an additional equipment facility (“Term IV Advance”) for advances in the amount of actual equipment purchases up to $2.5 million through May 30, 2006, with interest at the bank’s prime rate, maturing on May 30, 2008. There were no amounts borrowed under the Term IV Advance at September 30, 2006.

In January 2006, in connection with the acquisition of Outtask, we entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with a bank in order to increase available borrowing amounts under our existing loan agreement. The Amended Loan Agreement provides for a term loan of up to $14 million and a revolving line of credit for up to $8 million. At Concur’s option, the term loan bears an interest rate equal to the bank’s prime rate plus a range of 0.75% to 1.25% or LIBOR plus a range of 3.0% to 3.5%, and matures December 31, 2010. In December 2006, we entered into an agreement to extend the maturity date of the line of credit for a period of 24 months, to November 20, 2008. At Concur’s option, the revolving line of credit bears an interest rate equal to the bank’s prime rate plus a range of 0.50% to 1.00% or LIBOR plus a range of 2.75% to 3.25%, and matures November 20, 2008. There was approximately $12.8 million outstanding under the term loan and $4.0 million outstanding under the revolver at September 30, 2006.

In January 2005, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), under which we were authorized to repurchase up to two million shares of our outstanding common stock over a two-year period expiring in January 2007. Repurchases under the Repurchase Program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. During the fiscal years ended September 30, 2005 and 2006, we repurchased and retired 1,094,494 and 200,000 shares, respectively, of our outstanding common stock under the Repurchase Program. In September 2006, our Board of Directors extended the Repurchase Program for an additional two year period expiring in January 2009 and increased the number of share eligible for repurchase by an additional 2,000,000 shares. As of September 30, 2006, 2,705,506 shares remained eligible for repurchase under the Repurchase Program.

In June 2006, we filed a form S-3 shelf registration statement with the Securities and Exchange Commission. Under the shelf registration statement, Concur may issue common stock, preferred stock, debt securities, or warrants in an aggregate amount of $150.0 million. We have no current intent to draw down the shelf registration.

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

	Payments due by period (fiscal years)
Contractual Obligations:	2007	2008- 2009	2010- 2011	2012- Thereafter	Total
	(in thousands)
Debt obligations (1)	$3,312	$9,705	$3,815	$—	$16,832
Operating lease obligations	2,026	2,858	2,657	2,166	9,707
Purchase obligations (2)	463	20	—	—	483

Total	$5,801	$12,583	$6,472	$2,166	$27,022

(1)	Interest on debt obligations is at variable rates and, therefore, has not been included in the contractual obligations.
(2)	Reflects future minimum commitments under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription services offerings.

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

The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those we deem most important to the portrayal of our financial condition and results of operations, including those that require the most difficult, subjective, or complex judgments. Our critical accounting policies include business combinations, revenue recognition, internal-use software, allowances for accounts receivable, accounting for share-based compensation, and accounting for income taxes.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology, and non-compete agreements; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

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

In contractual arrangements that include the provision of multiple elements, we apply the accounting guidance most applicable to the specific arrangement to determine how contract consideration should be measured and allocated to the separate elements in the arrangement. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together and, therefore, are accounted for as a single contractual arrangement in determining how contract consideration should be measured and allocated to the separate elements in the arrangement. Typically, we measure and allocate the total arrangement fee among each of the elements based on their fair value or, if necessary, vendor-specific objective evidence of their fair value (“VSOE”). VSOE is determined by the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price set by authorized management, if it is probable that the price, once established, will not materially change prior to separate market introduction.

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

Consulting and Other Revenues

Consulting revenues consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting service fees are typically billed and recognized as revenue on a time-and-materials basis. In some instances, we sell consulting services under milestone or fixed-fee contracts and, in such cases, recognize consulting revenues on a percentage-of-completion basis. Consulting revenues are adjusted for estimated sales allowances, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

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

Internal-Use Software

We capitalize certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). We capitalize software development costs when application development begins and it is probable that the project will be completed and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratably amortized, using the straight-line method, over the estimated useful lives of the related applications which typically range from two to five years. Our judgment as to which costs to capitalize, when to begin capitalizing such costs, and what period to amortize the costs over, may materially affect our results of operations.

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

Share-based Compensation

Our equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely primarily on four equity compensation plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, Share-based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the fiscal year ended September 30, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-based Compensation (“SFAS123”), and compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Under the provisions of SFAS 123R, our Employee Stock Purchase Plan is deemed non-compensatory. See Note 8 to our Consolidated Financial Statements for further detail, including the impact of the adoption of SFAS 123R to our Consolidated Statement of Operations.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative as of the end of the third quarter of fiscal 2006 (June 30, 2006), it was considered more likely than not that a full valuation allowance for deferred tax assets was not required, resulting in the release of a portion of the valuation allowance previous recorded against our deferred tax assets and generating a $29.1 million tax benefit recorded in our income statement for that quarter.

As of September 30, 2006, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of the valuation allowance will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not probable.

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

As discussed in Note 4 to the Consolidated Financial Statements, our credit facility bears interest at floating rates we select under the terms of the Amended Loan Agreement. As of September 30, 2006, we had $12.8 million outstanding on our term-loan agreement and $4.0 million outstanding on our line of credit. Neither of the instruments are hedged with an interest rate swap. On an annual basis, a 100 basis point change in interest rates would result in an approximate $0.2 million change to annual interest expense, based upon net variable rate borrowings of $16.8 million.

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

Consolidated Financial Statements of Concur Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Concur Technologies, Inc. and Subsidiaries

Redmond, Washington

We have audited the accompanying consolidated balance sheets of Concur Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concur Technologies, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Payment, on October 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

December 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Concur Technologies, Inc. and Subsidiaries

Redmond, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Concur Technologies, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting for the revenue process at Outtask, Inc., which was acquired on January 22, 2006 and which revenue process represents 13 percent of total revenues in the consolidated financial statement amounts for the year ended September 30, 2006. Accordingly, our audit did not include the internal control over financial reporting for the revenue process at Outtask, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: there was a deficiency in the controls over changes in accounting principles which resulted in a material adjustment to accounts receivable and the current portion of deferred revenues. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2006, of the Company and our report dated December 14, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on October 1, 2005.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

December 14, 2006

Concur Technologies, Inc.

Consolidated Statements Of Operations

(In thousands, except per share amounts)

	Year Ended September 30,
	2006	2005	2004
Revenues:
Subscription	$80,501	$53,011	$40,244
Consulting and other	16,644	18,820	16,306

Total revenues	97,145	71,831	56,550

Operating expenses:
Cost of operations	37,846	28,450	23,264
Sales and marketing	22,907	17,484	14,329
Systems development and programming	12,445	9,336	8,773
General and administrative	14,458	10,319	7,295
Amortization of intangible assets	2,420	1,140	1,140

Total expenses	90,076	66,729	54,801

Income from operations	7,069	5,102	1,749
Interest income	512	352	237
Interest expense	(962)	(7)	(29)
Other income (expense), net	72	(81)	78

Income before income taxes	6,691	5,366	2,035
Income tax benefit, net	27,465	—	—

Net income	$34,156	$5,366	$2,035

Net income per share—basic	$0.97	$0.16	$0.06
Net income per share—diluted	$0.87	$0.15	$0.06

Shares used in calculation of net income per share:
Basic	35,056	32,906	32,595

Diluted	39,150	36,348	36,815

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

	September 30,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$16,334	$16,202
Accounts receivable, net of allowance of $1,544 and $734 in 2006 and 2005, respectively	22,734	12,374
Prepaid expenses	1,368	1,386
Deferred income taxes, net	2,759	—
Other current assets	5,883	3,527

Total current assets	49,078	33,489
Property and equipment, net	20,429	15,021
Restricted cash	—	500
Intangible assets, net of amortization	13,570	2,090
Goodwill	65,628	3,704
Long-term deferred income tax assets, net	24,839	—
Deposits and other long-term assets	7,775	5,847

Total assets	$181,319	$60,651

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,551	$1,447
Accrued compensation	5,052	2,395
Acquisition related liabilities (Note 2)	8,826	—
Other accrued liabilities	3,415	2,373
Current portion of long-term debt	3,312	—
Current portion of deferred rent	240	145
Current portion of deferred revenues	15,974	13,298

Total current liabilities	39,370	19,658
Long-term debt, net of current portion	13,520	—
Long-term deferred rent, net of current portion	2,827	3,050
Long-term deferred revenues, net of current portion	8,208	7,251

Total liabilities	63,925	29,959

Commitments and contingencies (Notes 6 and 14)	—	—

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share: Authorized shares – 5,000; No shares issued or outstanding	—	—
Common stock, par value $0.001 per share: Authorized shares – 60,000; Issued and outstanding shares – 36,142 and 33,216; Issuable shares – 284 and 0	36	33
Additional paid-in capital	287,382	235,025
Accumulated other comprehensive income	213	27
Accumulated deficit	(170,237)	(204,393)

Total stockholders’ equity	117,394	30,692

Total liabilities and stockholders’ equity	$181,319	$60,651

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements Of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Common Stock Issuable		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at October 1, 2003	32,141,993	32	237,370	—	—	(211,794)	—	25,608
Issuance of common stock in connection with ESPP	133,273	—	755	—	—	—	—	755
Issuance of common stock from exercise of stock options	705,425	1	1,653	—	—	—	—	1,654
Foreign currency translation adjustments	—	—	—	—	—	—	93	93
Net income	—	—	—	—	—	2,035	—	2,035

Balance at September 30, 2004	32,980,691	33	239,778	—	—	(209,759)	93	30,145
Common stock repurchased	(1,094,094)	—	(8,987)	—	—	—	—	(8,987)
Issuance of common stock in connection with ESPP	274,868	—	1,753	—	—	—	—	1,753
Issuance of common stock from exercise of stock options	1,054,958	—	2,481	—	—	—	—	2,481
Foreign currency translation adjustments	—	—	—	—	—	—	(66)	(66)
Net income	—	—	—	—	—	5,366	—	5,366

Balance at September 30, 2005	33,216,023	33	235,025	—	—	(204,393)	27	30,692
Common stock repurchased	(200,000)	—	(2,451)	—	—	—	—	(2,451)
Issuance of common stock in connection with ESPP	59,381	—	819	—	—	—	—	819
Issuance of common stock from exercise of stock options	1,344,233	1	4,835	—	—	—	—	4,836
Share-based compensation	—	—	5,081	—	—	—	—	5,081
Issuance of common stock in connection with acquisition, net	1,722,149	2	39,924	—	—	—	—	39,926
Shares issuable for acquisition of Outtask	—	—	4,149	283,623	—	—	—	4,149
Foreign currency translation adjustments	—	—	—	—	—	—	186	186
Net income	—	—	—	—	—	34,156	—	34,156

Balance at September 30, 2006	36,141,786	$36	$287,382	283,623	—	$(170,237)	$213	$117,394

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements Of Cash Flows

(In thousands)

	Year Ended September 30,
	2006	2005	2004
Operating activities:
Net income	$34,156	$5,366	$2,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of intangible assets	2,420	1,140	1,140
Depreciation	5,316	2,899	1,890
Leasehold improvements received from a lessor	—	3,200	—
Provision for allowance for accounts receivable	1,565	804	781
Share-based compensation expense	4,859	—	—
Deferred income tax	(27,598)	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(8,760)	(2,929)	(3,176)
Prepaid expenses, deposits, and other assets	(4,090)	(4,356)	(2,841)
Accounts payable	1,101	(356)	764
Accrued liabilities	(452)	591	575
Deferred revenues	2,840	3,964	4,663

Net cash provided by operating activities	11,357	10,323	5,831

Investing activities:
Acquisition of leasehold improvements	—	(3,200)	—
Purchases of property and equipment	(9,933)	(9,721)	(5,554)
Decrease in restricted cash balances	500	50	—
Acquisition of Outtask, Inc., net of cash acquired	(21,900)	—	—

Net cash used in investing activities	(31,333)	(12,871)	(5,554)

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	4,836	2,481	1,654
Proceeds from issuance of common stock from employee stock purchase plan	819	1,753	755
Repurchases of common stock	(2,451)	(8,987)	—
Proceeds from borrowings	18,000	—	289
Payments on borrowings and capital leases	(1,293)	(205)	(959)

Net cash provided by (used in) financing activities	19,911	(4,958)	1,739

Effect of foreign currency exchange rates in cash and cash equivalents	197	(27)	112

Net increase (decrease) in cash and cash equivalents:	132	(7,533)	2,128
Cash and cash equivalents at beginning of year	16,202	23,735	21,607

Cash and cash equivalents at end of year	$16,334	$16,202	$23,735

Supplemental disclosure of cash flow information:
Cash paid for interest	$800	$—	$39

Cash paid for taxes	$209	$—	$—

Supplemental disclosure of non-cash activities:
Common stock and options issued in connection with acquisition	$39,900	$—	$—

Common stock issuable in connection with acquisition	$4,149	$—	$—

Cash payable for acquisition	$6,250	$—	$—

See notes to consolidated financial statements.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

Note 1.    Description of the Company and Summary of Significant Accounting Policies

Description of the Company

Concur Technologies, Inc. is a leading provider of on-demand business services and software solutions that automate Corporate Travel and Expense Management. Our core purpose is to use innovation to help customers drive down their costs associated with corporate expense reporting and travel procurement processes. Our services and software are designed to automate and streamline expense reporting and reimbursement processes, travel procurement processes, reduce operating costs, improve internal controls, and enable business to apply greater insight into their spending patterns through comprehensive analytics.

Our flagship services are Concur® Expense, our expense reporting solution, and Cliqbook® Travel, our corporate travel management solution, consisting of services and software for automating the travel and entertainment expense management processes. We also offer value-added services and software that are integrated with Concur Expense and Cliqbook Travel, as well as consulting, customer support and training for our customers.

We offer our solutions through flexible delivery models that range from highly configurable to standardized. We sell our solutions primarily as subscription services. We market and sell our solutions worldwide through our direct sales organization and indirect distribution channels such as strategic resellers.

Throughout these financial statements Concur Technologies, Inc. is referred to as “Concur”, “we”, “us”, and “our”.

Segment Information

We operate in and report on one segment (Corporate Travel and Expense Management services) based upon the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information.

Principles of Consolidation

The consolidated financial statements include the accounts of Concur and its wholly-owned subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include the determination of certain provisions, including allowances for accounts receivable, product warranties, estimating useful lives of property and equipment, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business combinations, deferring certain revenues and costs, estimating expected lives of customer relationships, valuation of share-based compensation, and estimating tax valuation allowances.

Revenue Recognition Policy

We recognize revenues in accordance with accounting standards for software and service companies including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, the consensus reached in Emerging

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

In contractual arrangements that include the provision of multiple elements, we apply the accounting guidance most applicable to the specific arrangement to determine how contract consideration should be measured and allocated to the separate elements in the arrangement. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together and, therefore, are accounted for as a single contractual arrangement in determining how contract consideration should be measured and allocated to the separate elements in the arrangement. Typically, we measure and allocate the total arrangement fee among each of the elements based on their fair value or, if necessary, vendor-specific objective evidence of their fair value (“VSOE”). VSOE is determined by the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price set by authorized management if it is probable that the price, once established, will not materially change prior to separate market introduction.

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

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Consulting and Other Revenues:

Consulting revenues consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting service fees are typically billed and recognized as revenue on a time-and-materials basis. In some instances, we sell consulting services under milestone or fixed-fee contracts and, in such cases, recognize consulting revenues on a percentage-of-completion basis. Consulting revenues are adjusted for estimated sales allowances, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

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

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Share-based Compensation (Accounting Change)

Our equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely primarily on four equity compensation plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the fiscal year ended September 30, 2006, includes compensation expense for all stock based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all stock based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Under the provisions of SFAS 123R, our Employee Stock Purchase Plan is deemed non-compensatory. See Note 8 to our Consolidated Financial Statements for further detail, including the impact of the adoption of SFAS 123R to our Consolidated Statement of Operations.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

Prior to October 1, 2005, we accounted for our share-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations, as opposed to the fair value method allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Accordingly, no share-based compensation cost is reflected in our statement of operations for the year ended September 30, 2005, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant, and any purchase discounts under our employee stock purchase plan were within statutory limits.

Income Tax

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative as of the end of the third quarter of fiscal 2006 (June 30, 2006), it was considered more likely than not that a full valuation allowance for deferred tax assets was not required, resulting in the release of a portion of the valuation allowance previous recorded against our deferred tax assets and generating a $29.1 million tax benefit recorded in our income statement for that quarter.

As of September 30, 2006, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of the valuation allowance will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not probable.

Cash and Cash Equivalents

Highly liquid financial instruments purchased with maturities of three months or less at the date of purchase are reported as cash equivalents.

Fair Values of Financial Instruments

Concur has the following financial instruments: cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and long-term debt approximates fair value based on the liquidity of these financial instruments and/or based on their short-term nature, and, for long-term debt, because the variable interest rate approximates market.

Systems Development and Programming Costs

Systems development and programming costs associated with computer software products to be licensed, sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model; thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product, with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. To

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result no significant development costs have been incurred during those periods. Accordingly, Concur has not capitalized any systems development and programming costs to date associated with computer software products to be licensed, sold, leased, or otherwise marketed.

Internal-Use Software

Concur capitalizes certain costs of software developed or obtained for internal use in accordance with AICPA SOP 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. SOP 98-1 provides for the capitalization of certain payroll, benefits, and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2006, 2005, and 2004, net capitalized software costs designated for internal use purposes, totaled approximately $4.6 million, $4.3 million and $1.4 million, respectively. These capitalized costs are being ratably amortized, using the straight-line method, over the estimated useful lives of the related applications which typically range from two to five years. The capitalized costs are included in Property and Equipment on our balance sheet.

Property and Equipment

We record property and equipment at cost and provide for depreciation and amortization using the straight-line method for financial reporting purposes over their estimated useful lives which range from two to five years. Depreciation expense includes amounts amortized for assets recorded under capital leases. Leasehold improvements are amortized over the shorter of the lease term or expected useful life of the improvements.

Advertising and Marketing Costs

Costs of marketing materials and advertising expenditures are charged to operations when the materials are used or the advertising is first released. Advertising costs were approximately $488,000, $284,000, and $186,000, in the fiscal years ended September 30, 2006, 2005, and 2004, respectively.

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

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

Accounting for Contingencies (“SFAS 5”). Historically, we have experienced minimal warranty claims. Our standard license contracts typically do not include contingencies such as rights of return or conditions of acceptance.

Deferred Revenues and Deferred Costs

As described above in Revenue Recognition Policy, we defer certain revenues and related direct and incremental costs and recognize them ratably over the applicable service period. We categorize deferred revenues and deferred costs on our Consolidated Balance Sheet as current if we expect to recognize such revenue or cost within the following twelve months.

Business Combinations and Valuation of Intangible Assets

Concur accounts for business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill. Results of operations of acquired businesses are included in the financial statements of the acquiring company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition and amounts allocated to in-process research and development are expensed in the period of acquisition. As required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we do not amortize goodwill, but instead test goodwill for impairment annually and would record any necessary impairment in accordance with SFAS 142. Identifiable intangibles, such as the acquired customer base, are amortized over their expected economic lives in proportion to their expected future cash flows.

Impairment of Goodwill and Certain Other Long-Lived Assets

We test goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill not be amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. We have only one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We performed our initial test for impairment upon the adoption of SFAS 142 in fiscal 2002, and performed our required annual test in each successive year, and determined in each case that goodwill was not impaired. The company conducted its most recent test for impairment as of March 31, 2006.

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

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

during the period, plus any dilutive effect from stock-based compensation plans and warrants during the period, under the treasury stock method. The computation of basic and diluted net income per share is as follows:

	Year ended September 30,
	2006	2005	2004
	(in thousands, except per share data)
Net income	$34,156	$5,366	$2,035

Weighted average shares of common stock outstanding	35,056	32,906	32,595
Add: Dilutive effect of stock-based compensation plans (1)(2)	4,094	3,442	4,220

Dilutive weighted average shares of common stock outstanding	39,150	36,348	36,815

Basic net income per share	$0.97	$0.16	$0.06
Diluted net income per share	$0.87	$0.15	$0.06

(1)	For the fiscal years ended September 30, 2006, 2005 and 2004, 0.9 million, 2.3 million and 1.1 million shares attributable to outstanding stock options and rights granted under our stock-based compensation plans were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and rights were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.
(2)	For the fiscal year ended September 30, 2004, 1.4 million shares attributable to outstanding warrants were excluded from the calculation of diluted earnings per share because the exercise prices of the warrants were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

Concentrations of Credit Risk

Financial instruments that potentially subject Concur to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. These instruments are generally unsecured and uninsured. We maintain the majority of our cash balances with one financial institution. Accounts receivable are typically unsecured and are from revenues earned from customers across different geographic areas, primarily located in the United States, operating in a wide variety of industries. No single customer accounted for greater than 10% of Concur’s revenues in any of the periods presented. No customer represented greater than 10% of outstanding trade accounts receivable at either September 30, 2006 or 2005. We typically do not require collateral or other security to support credit sales but provide allowances for sales and doubtful accounts based on historical experience and specific identification.

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

Recently Issued Accounting Standards

The FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements –

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Concur in the first quarter of fiscal 2007. We do not expect SFAS 154 to have a material impact on our results of operations and financial condition.

The FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 5, 2006 and is required to be adopted by Concur in the first quarter of fiscal 2008. We are currently evaluating the effect of FIN 48.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. The application of SAB 108 is required to be adopted by Concur in the first quarter of fiscal 2007. We do not expect the adoption of SAB 108 to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

Note 2.    Business Combination

On January 23, 2006 we acquired all of the outstanding shares of Outtask, Inc., a privately held company based in Alexandria, Virginia. Outtask was a “Software as a Service” provider, delivering employee-facing applications for travel and expense management to corporate customers. We acquired Outtask to expand our on-demand Corporate Expense Management suite, in particular by offering clients a corporate travel management service, Cliqbook. The acquisition was accounted for as a purchase business combination.

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

Under the terms of the agreement, all outstanding securities of Outtask were exchanged for $23.4 million in cash and approximately 2.9 million to 3.5 million shares of Concur common stock all totaling approximately $66.4 million. The final amount of consideration paid in the acquisition is subject to the satisfaction of combined company performance metrics as of September 30, 2006 set forth in the definitive merger agreement. Amounts

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

totaling $4.5 million were held back from the initial payment of cash consideration against contractual requirements identified in the agreement. These holdbacks represent amounts retained from the initial consideration to be paid on closing. Subsequent to June 30, 2006, we settled the final working capital holdback for approximately $1.4 million with the Outtask stockholder representative. Concur retained the remaining $0.6 million of the working capital holdback, thereby reducing total preliminary purchase consideration for the acquisition to $65.8 million at June 30, 2006. As of September 30, 2006, $2.5 million of cash consideration remains held back and is recorded in Acquisition-related liabilities on the balance sheet.

Based upon combined company performance metrics as of September 30, 2006 as set forth in the definitive merger agreement, we accrued additional purchase price consideration in the amount of $10.4 million. Of the $10.4 million in contingent consideration, $6.3 million will be paid in cash and $4.1 million in common stock will be issued to the former shareholders of Outtask. These amounts are recorded on the September 30, 2006 balance sheet in Acquisition-related liabilities and in common stock and additional paid-in capital. Final purchase price consideration will be distributed in February 2007.

As of September 30, 2006, the revised purchase price of $76.8 million was comprised of:

Purchase Consideration (in millions)
Cash paid	$23.4
Contingent cash	6.3
Equity, common stock issued	26.0
Equity, common stock issuable	4.1
Equity, options	13.9
Acquisition-related transaction costs	3.1

Total	$76.8

The fair value of the approximately 1.2 million fully-vested options granted was calculated using a Black-Scholes valuation model with the following assumptions: weighted average remaining expected life of 0.5 years, average risk-free interest rate of 4.2%, average expected volatility of 38.2%, and no dividend yield.

Acquisition-related transaction costs include investment banking, legal and accounting fees, and other third-party costs directly related to the acquisition.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

Revised Purchase Price Allocation

The allocation of the total purchase price of Outtask’s net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of January 23, 2006, and revised based upon combined company performance metrics as of September 30, 2006. Additional adjustments to these estimates will be included in the allocation of the purchase price of Outtask, if the adjustment is determined to be within the purchase price allocation period which will end no later than January 23, 2007. The excess of purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The total purchase price of $76.8 million has been allocated as follows:

Revised Purchase Price Allocation (in millions)
Cash and cash equivalents	$1.5
Accounts receivable	3.2
Property and equipment	0.7
Goodwill	61.9
Other intangible assets	13.9
Accounts payable	(0.1)
Accrued expenses	(3.5)
Deferred revenue	(0.8)

Total	$76.8

Intangible assets

Other intangible assets include trade name and trademarks, technology, non-compete agreements, and customer relationships. We estimated the fair value of other intangible assets using the income approach, including the excess earnings methodology, to value these identifiable intangible assets which are subject to amortization. These estimates are the responsibility of management. As a result of our continued evaluation of the underlying estimates used in our initial evaluation, we determined that a change in estimate of the technology and customer relationship intangible assets was needed. For the quarter ended September 30, 2006, we finalized our purchase price allocation by increasing the valuation of the intangible assets by $3.7 million. The following table sets forth the components of these other intangible assets at September 30, 2006:

Description (dollars in thousands)	Revised Fair Value	Accumulated Amortization	Net Book Value as of 9/30/06	Weighted Average Useful Life (in years)
Trade name and trademarks	$200	$138	$62	1.0
Technology	6,200	599	5,601	5.5
Non-compete agreements	200	69	131	2.0
Customer relationships	7,300	474	6,826	10.8

Total	$13,900	$1,280	$12,620

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

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for Concur and Outtask on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented. Concur’s results of operations for the year ended September 30, 2006 included the results of Outtask since January 23, 2006, the date of acquisition. The unaudited pro forma financial information for the year ended September 30, 2006 combines Concur’s results for these periods with the results of Outtask for the period from October 1, 2005 through January 22, 2006 as applicable. The pro forma financial information below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented:

	Year Ended September 30,
	2006	2005
(in thousands, except per share amounts)
Revenues	$101,969	$85,578
Net income	$33,122	$3,517
Net income per share	$0.83	$0.09

Note 3.    Intangible Assets

Amortization of intangible assets represents the allocation of intangible assets from our July 2002 acquisition of Captura Software, Inc. and our January 2006 acquisition of Outtask, Inc. The gross and net carrying amounts of the acquired intangible assets at September 30, 2006 and 2005 were as follows:

	September 30, 2006	September 30, 2005
Acquired Intangible Assets (in thousands)
Gross carrying amount	$19,600	$5,700
Accumulated amortization	(6,030)	(3,610)

Acquired customer base intangible asset, net	$13,570	$2,090

The related amortization expense reflected in our results of operations totaled $2.4 million for the year ended September 30, 2006.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows:

Estimated Remaining Amortization Expense (in thousands)
Fiscal 2007	$2,965
Fiscal 2008	1,885
Fiscal 2009	1,854
Fiscal 2010	1,772
Fiscal 2011	1,426
Thereafter	3,668

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 4.    Long-Term Debt

Our debt outstanding at September 30, 2006 and 2005 consisted of:

	2006	2005
	(In thousands)
Capital lease	$22	$—
Bank revolving credit facility	4,000	—
Bank term loan	12,810	—

Total debt	16,832	—

Less current portion	3,312	—

Long-term debt, net of current portion	$13,520	$—

In January 2006, we entered into a $22 million secured amended and restated loan and security agreement (“Amended Loan Agreement”) with a bank to replace the loan agreement in place at the time. The loan agreement that we replaced provided for a $6.5 million revolving line of credit, $4.0 million to fund working capital needs and $2.5 million to fund equipment purchases. The Amended Loan Agreement established a $14.0 million five year term loan to fund the acquisition of Outtask and an $8.0 million line of credit.

The proceeds of the $14 million term loan were used to fund the acquisition of Outtask. The proceeds of the revolving line of credit may be used for working capital, to pay transaction costs of the Amended Loan Agreement, to finance repurchases of our capital stock subject to certain limitations, and for permitted capital expenditures, among other things. The Amended Loan Agreement is secured by pledges of our stock, and guarantees of, our subsidiaries and security interests in substantially all of our assets.

The term loan under the Amended Loan Agreement matures on December 31, 2010. We may make prepayments on advances under the term loan without penalty, provided we pay accrued interest through the payment date. The term loan is amortized over five years and requires minimum payments throughout its term. These scheduled minimum payments are approximately $0.7 million per quarter in 2007 through 2009, and approximately $0.8 million in 2010. The term loan bears an interest rate equal to the bank’s prime rate plus a range of 0.75% to 1.25% or LIBOR plus a range of 3.0% to 3.5%, and matures on December 31, 2010. In December 2006, we entered into an agreement to extend the maturity date of the line of credit for a period of 24 months, to November 20, 2008.

The revolving credit facility under the Amended Loan Agreement has been extended from time to time and currently matures on November 20, 2008. We may make prepayments on advances under the revolving line of credit without penalty, provided we pay accrued interest through the payment date. As the loan agreement is a revolving credit facility, there are no scheduled minimum principal repayments. Advances under the revolving credit facility bear an interest rate equal to the bank’s prime rate plus a range of 0.50% to 1.00% or LIBOR plus a range of 2.75% to 3.25%.

The Amended Loan Agreement includes certain covenants, including, without limitation, certain restrictions on the use of proceeds and compliance with certain financial covenants (including interest coverage, minimum EBITDA, and a ratio of total indebtedness to EBITDA). The Amended Loan Agreement also requires compliance with other covenants which limit Concur’s ability, without first obtaining written consent of the bank, to consummate a sale of assets, make changes in our capital structure, and pay out dividends.

In the event of a default under the Amended Loan Agreement, the bank may terminate the commitments made under the loan agreement, declare amounts outstanding, including interest and fees, payable immediately, and enforce other rights and interests under the agreement and applicable law.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

As of September 30, 2006, we were in compliance with all loan covenants as required and there were no compensating balances required for the term loan or the revolving credit facility.

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,
	2006	2005
Computer hardware	$9,273	$9,019
Computer software	20,069	11,738
Furniture and equipment	716	582
Leased equipment	568	568
Leasehold improvements	4,858	4,578

Property and equipment, gross	35,484	26,485

Less accumulated depreciation	(15,055)	(11,463)

Property and equipment, net	$20,429	$15,021

Note 6.    Commitments

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. Total rent expense for fiscal 2006, 2005, and 2004 was $1.7 million, $1.8 million, and $1.9 million, respectively. In September 2004, we entered into a definitive lease agreement for our current headquarters in Redmond, Washington and moved into the facility during the quarter ended June 30, 2005. This lease provides for an eight-year term with an option to renew for an additional five years.

Future minimum payments under non-cancelable contracts are as follows (in thousands):

	Debt Obligations	Operating Leases	Third Party Hosting Services
Fiscal year ended September 30:
2007	$3,312	$2,026	$463
2008	2,800	1,526	20
2009	6,905	1,332	—
2010	3,045	1,372	—
2011	770	1,285	—
2012 and thereafter	—	2,166	—

Total future minimum payments	$16,832	$9,707	$483

Note 7.    Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are determined based on the difference between the U.S. GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

In the fiscal years ended September 30, income (loss) before income taxes and the provision for (benefit from) income taxes consisted of the following (in thousands)

	2006	2005
Income Tax Benefit (in thousands)
Current Income Taxes
Federal	$133	$—
State and Local	—	—
Foreign	—	—

Total Current Income Tax Expense (Benefit)	$133	$—

Deferred Income Taxes
Federal	$(26,375)	$—
State and Local	$(1,223)	—
Foreign	—	—

Total Deferred Income Tax Expense (Benefit)	$(27,598)	$—

Total Income Tax Expense (Benefit)	$(27,465)	$—

Our recorded provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to the income before income taxes for the years ended September 30, 2006, 2005 and 2004. The principal reasons for the difference are as follows:

	Year Ended September 30,
	2006	2005	2004
Statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of federal income taxes	4.7	3.5	3.8
Amounts not deductible for tax purposes	2.4	2.7	6.2
Non-deductible ISO share-based compensation	13.4	—	—
Foreign rate differentials	1.6	3.8	7.7
Expiration of foreign net operating losses	21.1	12.9	—
Expiration of state net operating losses	7.7	8.3	5.7
Change in valuation allowance	(495.4)	(65.2)	(57.4)

Effective tax rate	(410.5)%	0.0%	0.0%

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

Deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are also recorded for the future tax benefit of net operating losses and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at September 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Federal net operating loss carryforwards	$95,175	$97,274
Foreign net operating loss carryforwards	2,675	3,732
Tax credit carryforwards	6,517	5,933
Deferred revenue	8,818	7,401
Other	6,307	1,519

Total deferred tax assets	119,492	115,859

Deferred tax liabilities:
Intangible assets	(4,531)	(238)
Deferred Costs	(4,592)	(3,206)
Property and equipment	(4,532)	(3,004)
Other	(82)	(186)

Total deferred tax liabilities	(13,737)	(6,634)

Net deferred tax asset	105,755	109,225
Less: valuation allowance	(78,157)	(109,225)

Net deferred tax asset	$27,598	$—

Statement of Financial Accounting Standard No. 109 (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Management believes, based on factors including, but not limited to, Concur’s significant financial and tax loss history, forecasts of financial and taxable income or loss by jurisdiction, the estimated impact of future stock option deductions, possible tax planning strategies and the expiration dates and amounts of net operating loss carryforwards, that it is more likely than not that a portion of the deferred tax asset at September 30, 2006 will be realized in the future. As of September 30, 2006, a valuation allowance of approximately $78.2 million remained recorded against the deferred tax assets. We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

The net (decrease) or increase in the valuation allowance for the years ended September 30, 2006, 2005, and 2004, were ($31.1) million, ($1.5) million, and $1.3 million, respectively. The principal reason for the decrease in the valuation allowance in fiscal 2006 relates to the release of the reserves against deferred tax assets.

At September 30, 2006, the Company had total federal net operating loss carryforwards in the amount of $273.0 million, which will expire in the years 2011 to 2025. We anticipate that no federal net operating losses will expire unused in the next five years. The company had total state net operating loss carryforwards in the amount of $86.8 million, which will expire in the years 2007 to 2025, with $11.6 million expiring in 2007 and $8.5 million expiring in 2008. As of September 30, 2006 we had total foreign net operating loss carryforwards in the amount of $8.9 million, which have no expiration date. During the fiscal year ended September 30, 2006, $4.7 million of foreign net operating loss carryforwards expired unused due to the dissolution of a foreign subsidiary.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

Utilization of our net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382 and similar state provisions. The annual limitations could result in the expiration of net operating losses before they can be utilized.

Note 8.    Stock Option Plans and Employee Stock Purchase Plan

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

As of September 30, 2006, the ESPP authorized the issuance of up to 2,499,964 shares of common stock, subject to automatic annual increases as stated in the ESPP at a 5% discount to the market price. During fiscal 2006, 2005, and 2004, employees purchased 59,831, 274,868, and 133,273 shares, respectively, under the ESPP. As of September 30, 2006, there were 496,350 shares available for purchase under the ESPP. The purchase of shares of common stock by employees under the ESPP is limited under the terms of the plan to the actual number of shares available for purchase during the specific period.

A summary of our stock option activity under the 1994 Plan, the 1998 Plan, the 1999 Plan, and the Director Plan is as follows:

For the Year Ended:	September 30, 2006		September 30, 2005		September 30, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	6,477,617	$6.13	6,971,591	$5.50	6,655,624	$4.27
Granted	2,161,805	7.98	1,155,200	9.36	1,296,496	10.55
Exercised	(1,344,233)	3.60	(1,054,958)	2.35	(705,425)	2.34
Canceled	(169,333)	9.84	(594,216)	11.77	(275,104)	7.57

Balance at end of year	7,125,856	7.08	6,477,617	6.13	6,971,591	5.50

Exercisable at end of year	5,375,597	5.59	4,704,624	5.41	4,364,329	4.95

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at September 30, 2006 for selected exercise price ranges is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.20 – 1.11	1,164,169	4.3	$0.90	1,164,169	$0.90
1.18 – 1.48	86,678	4.7	1.46	86,678	1.46
1.62 – 1.78	804,301	5.9	1.77	789,728	1.77
1.80 – 4.49	837,748	6.7	3.14	835,657	3.14
4.66 – 5.62	718,553	3.9	5.04	711,827	5.04
5.67 – 9.70	920,179	7.4	8.43	500,214	8.50
9.74 – 11.20	1,025,196	7.8	10.76	708,683	10.86
11.39 – 12.89	1,166,882	7.0	12.69	399,141	12.41
14.21 – 33.75	401,450	6.6	19.90	178,800	24.24
34.00	700	2.5	34.00	700	34.00

	7,125,856	6.2	$7.08	5,375,597	$5.59

Note 9.    Share-based Compensation

We have a share-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. The program includes incentive and non-statutory stock options granted under various plans, which are approved by the Board of Directors. Stock options generally vest one to four years after the grant date and expire ten years after the grant date. As of September 30, 2006, we had approximately 9.6 million shares of common stock reserved for future issuance under our stock option plans, excluding shares of common stock reserved for future issue under our ESPP.

On October 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for the year ended September 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted subsequent to September 30, 2005 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock options awards on a straight line basis over the requisite service period of the award.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the share-based compensation expense resulting from stock options that is recorded in our Consolidated Statement of Operations for the year ended September 30, 2006 (in thousands). Options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask are non-compensatory and are therefore excluded from all tables, unless otherwise noted:

Year Ended September 30, 2006
(dollars in thousands)
Cost of services	$1,200
Sales and marketing	1,608
Systems development and programming	467
General and administrative	1,584

Total	$4,859

Net cash proceeds from the exercise of stock options were $4.8 million, $2.5 million, and $1.7 million for the years ended September 30, 2006, 2005, and 2004 respectively. No income tax benefit was realized from stock option exercises during the years ended September 30, 2006, 2005, and 2004. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

For the fiscal year ended September 30, 2006, we capitalized $154,000 as property and equipment on the balance sheet for share-based compensation incurred in the development of internal use software and deferred $90,000 of operating costs for share-based compensation associated with deferred revenue. For the years ended September 30, 2005 and 2004, no amounts were capitalized or deferred for share-based compensation. The amounts capitalized for the fiscal year ended September 30, 2006 were related to the following expense categories (in thousands):

Year Ended September 30, 2006
(dollars in thousands)
Cost of services	$90
Systems development and programming	154

Total	$244

Prior to the adoption of SFAS 123R, we applied SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees”, and related interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost was recognized in our net income (loss) for periods prior to the effective date of SFAS123R. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for share-based awards as if the fair-value-based method defined in SFAS 123 has been applied. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized over the related vesting periods. The estimated fair value of purchases under the ESPP is amortized on a straight-line basis over the related purchase periods, ranging from six to twenty-four months.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following table illustrates the effect on net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the years ended September 30, 2005 and 2004:

	Year Ended September 30, 2005	Year Ended September 30, 2004
(in thousands, except per share data)
Net income, as reported	$5,366	$2,035
Add: Share-based compensation expense, as reported	—	—
Deduct: Pro forma compensation expense under SFAS 123	(4,809)	(6,107)

Pro forma net income (loss)	$557	$(4,072)

Net income (loss) per share:
Basic as reported	$0.16	$0.06
Diluted, as reported	$0.15	$0.06
Basic, pro forma	$0.02	$(0.12)
Diluted, pro forma	$0.02	$(0.12)

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended September 30, 2006, 2005, and 2004, respectively:

	Options Year Ended
	September 30, 2006	September 30, 2005	September 30, 2004
(dollars in thousands)
Expected life (in years)	4.7	4.2	4.0
Interest rate	4.4%	3.6%	2.8%
Volatility	0.64	0.68	0.79
Dividend yield	—	—	—
Weighted average fair value at grant date	$7.58	$4.72	$6.14

Our computation of the expected volatility for the years ended September 30, 2006, 2005, and 2004 is based upon historical volatility, which is our expected volatility. Our computation of expected life is based on historical exercise patterns, which includes expected forfeitures. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock option activity for the year ended September 30, 2006 including fully-vested options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(in thousands, except per share amounts)
Outstanding at September 30, 2005	6,478	$6.13	—	—
Grants	2,162	7.98	—	—
Exercises	(1,344)	3.60	—	—
Forfeiture or expirations	(169)	9.84	—	—

Outstanding at September 30, 2006	7,126	7.08	6.21	$55,398
Exercisable at September 30, 2006	5,376	5.59	5.40	49,934

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between Concur’s closing stock price on the last trading day of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount changes based on the fair market value of Concur’s common stock. Total intrinsic value of options exercised was $15.8 million for the year ended September 30, 2006.

As of September 30, 2006, $6.1 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.4 years. Total fair value of options vested during the years ended September 30, 2006, 2005, and 2004 were $2.4 million, $4.7 million, and $2.5 million, respectively.

Note 10.    Stockholders’ Equity

Shares Reserved

Concur has reserved shares of common stock for future issuance as follows:

September 30, 2006
Outstanding stock options	7,125,856
Stock options available for grant:
1999 Plan	622,255
1998 Plan	1,558,940
Director Plan	253,751
Outtask Plan	4,448
Employee Stock Purchase Plan	496,350

Total shares reserved	10,061,600

Stock Repurchase Program

In January 2005, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”), under which we were authorized to repurchase up to two million shares of our outstanding common stock over a two-year period expiring in January 2007. Repurchases under the Repurchase Program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. During the fiscal years ended September 30, 2005 and 2006, we repurchased and retired 1,094,494 and 200,000 shares, respectively, of our outstanding common stock under the Repurchase Program. In September 2006, our Board of Directors extended the Repurchase Program for an additional two year period expiring in January 2009 and increased the number of share eligible for repurchase by an additional 2,000,000 shares. As of September 30, 2006, 2,705,506 shares remained eligible for repurchase under the Repurchase Program.

Note 11.    Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Components of comprehensive income (loss) were as follows:

	Year Ended September 30,
	2006	2005	2004
	(in thousands)
Net income	$34,156	$5,366	$2,035
Other comprehensive income:
Foreign currency translation adjustments	186	(66)	93

Total comprehensive income	$34,342	$5,300	$2,128

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

Note 12.    International Revenues

We license and market our products primarily in the United States and operate in a single industry segment. No single customer accounted for more than 10% of our total revenues during the years ended September 30, 2005, 2004 or 2003. Information regarding revenues by geographic region for the past three fiscal years is as follows (in thousands):

	2006	Percentage	2005	Percentage	2004	Percentage
Country:
United States	$85,324	87.8%	$61,782	86.0%	$48,398	85.6%
Europe	8,251	8.5%	6,634	9.2%	4,820	8.5%
Other	3,570	3.7%	3,415	4.8%	3,332	5.9%

Total revenues	$97,145	100.0%	$71,831	100.0%	$56,550	100.0%

Note 13.    Royalty Agreements

Concur has entered into various agreements that allow us to incorporate licensed technology into our products or that allow the right to sell separately the licensed technology. We incur royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as licensed products are sold and are included in cost of operations expenses. These amounts totaled approximately $197,000, $339,000, and $391,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

Note 14.    Contingencies

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

Concur Technologies, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

Note 15.    Retirement 401(k) Plan

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

Note 16.    Quarterly Financial Results (Unaudited)

Summarized unaudited quarterly financial results for each of the three fiscal years in the period ended September 30, are as follow (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Fiscal 2006
Revenue	$19,267	$23,513	$26,874	$27,491	$97,145
Income from operations	645	1,187	2,609	2,628	7,069
Net income	648	933	31,559	1,016	34,156
Net income per share – basic	0.02	0.03	0.88	0.03	0.97
Net income per share – diluted	0.02	0.02	0.79	0.03	0.87

Fiscal 2005
Revenue	$16,281	$17,320	$18,608	$19,622	$71,831
Income from operations	420	904	1,674	2,104	5,102
Net income	509	992	1,728	2,137	5,366
Net income per share – basic	0.02	0.03	0.05	0.06	0.16
Net income per share – diluted	0.01	0.03	0.05	0.06	0.15

Fiscal 2004
Revenue	$13,393	$13,240	$14,457	$15,460	$56,550
Income (loss) from operations	517	117	596	519	1,749
Net income (loss)	598	205	654	578	2,035
Net income (loss) per share (basic and diluted)	0.02	0.01	0.02	0.02	0.06

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission, or SEC, defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed: (a) to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure; and (b) to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were not effective for the purpose described above as of the end of the period covered by this report due to a material weakness identified in internal control over financial reporting, as more fully discussed in “Management’s Report on Internal Control Over Financial Reporting” below.

In light of the deficiency described above, we have performed additional analyses and reviews to provide reasonable assurance that accounts receivable, net and the current portion of deferred revenue, net are stated correctly on the face of the balance sheet for this Annual Report on Form 10-K in accordance with generally accepted accounting principles. Management is amending existing controls and implementing new controls to remedy this deficiency, including improved oversight of changes in the method of determining balance sheet classifications and enhanced documentation of accounting policies.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2006 based on the framework in Internal Control – Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, our management identified a deficiency in the operation of the Company’s internal accounting controls, which constituted a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions. This deficiency pertained to our controls over changes in accounting principles, which was identified when an unauthorized change to the accounting method for calculating adjustments to accounts receivable and the current portion of deferred revenue resulted in adjustments to our consolidated balance sheet as of September 30, 2006, as properly reflected in this Annual Report on Form 10-K. Because of this material weakness, our management concluded that Concur did not maintain effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2006 excludes Outtask systems that have not been migrated to our existing systems. See Note 2 of Notes to Consolidated Financial Statements for a further description of this acquisition.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our management’s assessment of the effectiveness of Concur’s internal control over financial reporting and has issued an audit report thereon, which is included in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in “internal control over financial reporting,” as such phrase is defined above, as of the end of the most recently completed fiscal quarter and disclose any change that had a material effect or is reasonably likely to have a material effect on internal control over financial reporting. The following change had a material effect or is reasonably likely to have a material effect on internal control over financial reporting.

During the three month period ended September 30, 2006, we implemented a more comprehensive financial disclosure checklist and conducted additional analyses and reviews that were designed to improve the reliability of our classification of short-term and long-term debt. We also developed a testing plan to evaluate the operating effectiveness of our internal controls relating to such classification. Management believes that the above improvements, in combination with our ongoing testing and evaluation, provide reasonable assurance that such classification is performed correctly.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of the fiscal year ended September 30, 2006. The information required by this item is incorporated herein by reference to the Proxy Statement.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)    The following documents are filed as part of this report:

1.	Financial Statements
	Consolidated Financial Statements of Concur Technologies, Inc.
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	39
	Consolidated Statements of Operations for the years ended September 30, 2006, 2005 and 2004	42
	Consolidated Balance Sheets as of September 30, 2006 and 2005	43
	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2006, 2005, and 2004	44
	Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005, and 2004	45
	Notes to Consolidated Financial Statements	46

2.	Schedule

The following financial statement schedule for the years ended September 30, 2006, 2005, and 2004 should be read in conjunction with the consolidated financial statements of Concur Technologies, Inc. filed as part of this Annual Report on Form 10-K:

	Schedule II – Valuation and Qualifying Accounts	76

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

2.01	Agreement and Plan of Reorganization, dated January 23, 2006, among Registrant, Galileo Acquisition Corporation, Inc., Galileo 2 Acquisition LLC, and Thomas A. DePasquale, as Representative.	10-Q	000-25137	02/08/06	2.01

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on April 17, 2001.	8-K	000-25137	04/23/01	4.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999.	8-K	000-25137	06/15/99	2.1

4.03	Amendment to Third Amended and Restated Information and Registration Rights Agreement dated March 23, 2000.	10-K	000-25137	12/29/00	4.03

4.04	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents.*	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.03	Registrant’s 1998 Employee Stock Purchase Plan, as amended.*	8-K	000-25137	04/28/05	10.01

10.04	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

10.07	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	08/26/98	10.06

10.08	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.10	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.*	10-K	000-25137	12/21/01	10.20

10.11	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.12	Amended and Restated Loan and Security Agreement, dated January 24, 2006, among Registrant, Captura Software, Inc., Outtask LLC, and Comerica Bank.	10-Q	000-25137	02/08/06	10.01

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.

December 14, 2006	By:	/S/ S. STEVEN SINGH
S. Steven Singh Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ S. STEVEN SINGH S. Steven Singh	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 14, 2006

/S/ JOHN F. ADAIR John F. Adair	Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2006

/S/ MICHAEL W. HILTON Michael W. Hilton	Director	December 14, 2006

/S/ JEFFREY T. MCCABE Jeffrey T. McCabe	Director	December 14, 2006

/S/ ROBERT ABELE Robert Abele	Director	December 14, 2006

/S/ WILLIAM W. CANFIELD William W. Canfield	Director	December 14, 2006

/S/ GORDON EUBANKS Gordon Eubanks	Director	December 14, 2006

/S/ JEFFREY T. SEELY Jeffrey T. Seely	Director	December 14, 2006

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

CONCUR TECHNOLOGIES, INC.

September 30, 2006

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deduction(2)	Balance at End of Period
Year ended September 30, 2006:
Deducted from asset accounts:
Allowances for sales and doubtful accounts.	$734	$—	$1,960	$(1,150)	$1,544
Year ended September 30, 2005:
Deducted from asset accounts:
Allowances for sales and doubtful accounts.	690	(16)	804	(744)	734
Year ended September 30, 2004:
Deducted from asset accounts:
Allowances for sales and doubtful accounts.	499	—	781	(590)	690

(1)	Amounts charged against revenues for estimated sales returns.
(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

2.01	Agreement and Plan of Reorganization, dated January 23, 2006, among Registrant, Galileo Acquisition Corporation, Inc., Galileo 2 Acquisition LLC, and Thomas A. DePasquale, as Representative.	10-Q	000-25137	02/08/06	2.01

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on April 17, 2001.	8-K	000-25137	04/23/01	4.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999.	8-K	000-25137	06/15/99	2.1

4.03	Amendment to Third Amended and Restated Information and Registration Rights Agreement dated March 23, 2000.	10-K	000-25137	12/29/00	4.03

4.04	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents.*	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.03	Registrant’s 1998 Employee Stock Purchase Plan, as amended.*	8-K	000-25137	04/28/05	10.01

10.04	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

10.07	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	08/26/98	10.06

10.08	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.10	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.*	10-K	000-25137	12/21/01	10.20

10.11	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.	—	—	—	—	X

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.12	Amended and Restated Loan and Security Agreement, dated January 24, 2006, among Registrant, Captura Software, Inc., Outtask LLC, and Comerica Bank.	10-Q	000-25137	02/08/06	10.01

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.