Form 10-Q
period 2006-12-31
CONCUR TECHNOLOGIES INC
filed 2007-02-09
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2007 was 36,298,199.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

December 31, 2006

Concur®, Concur® Expense and Concur® Cliqbook, among others, are registered trademarks and/or registered service marks of Concur or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2006	2005
Revenues:
Subscription	$25,493	$15,169
Consulting and other	3,747	4,098

Total revenues	29,240	19,267

Expenses:
Cost of operations	10,377	8,254
Sales and marketing	7,031	4,755
Systems development and programming	3,882	2,223
General and administrative	4,607	3,105
Amortization of intangible assets	823	285

Total expenses	26,720	18,622

Operating income	2,520	645
Other income (expense):
Interest income	182	106
Interest expense	(367)	(1)
Other, net	29	(42)

Total other income (expense), net	(156)	63

Income before income tax	2,364	708
Provision for income tax	1,371	60

Net income	$993	$648

Net income per share available to common stockholders:
Basic	$0.03	$0.02

Diluted	$0.02	$0.02

Weighted average shares used in computing net income per share:
Basic	36,481	33,301

Diluted	40,182	36,505

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

	December 31, 2006	September 30, 2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$19,670	$16,334
Accounts receivable, net of allowance of $1,789 and $1,544	22,806	22,734
Prepaid expenses	1,025	1,368
Deferred income taxes, net	2,766	2,759
Other current assets	6,185	5,883

Total current assets	52,452	49,078

Property and equipment, net	20,971	20,429
Intangible assets, net of amortization	12,746	13,570
Goodwill	65,628	65,628
Deferred income tax assets, net	23,570	24,839
Deposits and other long-term assets	8,523	7,775

Total assets	$183,890	$181,319

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$2,735	$2,551
Accrued compensation	2,950	5,052
Acquisition-related liabilities	8,753	8,826
Other accrued liabilities	3,223	3,415
Current portion of long-term debt	3,395	3,312
Current portion of deferred rent	288	240
Current portion of deferred revenues	17,644	15,974

Total current liabilities	38,988	39,370

Long-term debt, net of current portion	12,820	13,520
Deferred rent, net of current portion	2,741	2,827
Deferred revenues, net of current portion	8,818	8,208

Total liabilities	63,367	63,925

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share Authorized shares: 5,000; No shares issued or outstanding	—	—
Common stock, $0.001 par value Authorized shares: 60,000 Shares issued and outstanding: 36,234 and 36,142 Issuable shares: 284 and 284	36	36
Additional paid-in capital	289,296	287,382
Accumulated deficit	(169,244)	(170,237)
Accumulated other comprehensive income	435	213

Total stockholders’ equity	120,523	117,394

Total liabilities and stockholders’ equity	$183,890	$181,319

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2006	2005
Operating activities:
Net income	$993	$648
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	823	285
Depreciation	1,932	1,086
Provision for allowance for accounts receivable	293	624
Share-based compensation expense	1,228	801
Deferred income taxes	1,263
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(338)	(2,006)
Prepaid expenses, deposits and other assets	(683)	(1,401)
Accounts payable	176	1,080
Accrued liabilities	(2,432)	(1,218)
Deferred revenues	2,270	1,570

Net cash provided by operating activities	5,525	1,469

Investing activities:
Purchases of property and equipment	(2,464)	(2,311)

Net cash used in investing activities	(2,464)	(2,311)

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	478	543
Proceeds from issuance of common stock from employee stock purchase plan	187	201
Repayments on borrowing	(617)	—

Net cash provided by financing activities	48	744

Effect of foreign currency exchange rate changes on cash and cash equivalents	227	(82)
Net increase (decrease) in cash and cash equivalents	3,336	(180)
Cash and cash equivalents at beginning of period	16,334	16,202

Cash and cash equivalents at end of period	$19,670	$16,022

Supplemental cash flow information:
Cash paid for interest	$277	$1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

NOTE 1. DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

Concur Technologies, Inc. (“Concur”) is a leading provider of on-demand business services and software solutions that automate Corporate Travel and Expense Management. Throughout these unaudited financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our.” Our core purpose is to use innovation to help customers drive down their costs associated with corporate expense reporting and travel procurement processes. Our services and software are designed to automate and streamline expense reporting and reimbursement processes, automate and streamline travel procurement processes, reduce operating costs, improve internal controls and enable business to gain greater insight into their spending patterns through comprehensive analytics.

Our flagship services are Concur® Expense, our expense reporting solution and Cliqbook® Travel, our corporate travel management solution, consisting of services and software for automating the travel and entertainment expense management processes. We also offer value-added services and software that are integrated with Concur® Expense and Cliqbook® Travel, as well as consulting, customer support and training for our customers.

We offer solutions through flexible delivery models that range from highly configurable to standardized. We sell these solutions primarily as subscription services. We market and sell our solutions worldwide through our direct sales organization and indirect distribution channels such as strategic resellers.

Basis of Presentation

These accompanying financial statements present our results of operations, financial position and cash flows on a consolidated basis. These unaudited consolidated financial statements include the accounts of Concur and its subsidiaries. We have eliminated all intercompany accounts and transactions in these consolidated financial statements.

We believe that the assumptions underlying our unaudited consolidated financial statements are reasonable. However, these unaudited consolidated financial statements do not present our future financial position, the results of our future operations or cash flows.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. In our opinion, we have included all adjustments necessary for a fair presentation. These adjustments consist of normal recurring items. Our unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Securities and Exchange Commission (“SEC”) on December 14, 2006.

NOTE 2. ACCOUNTING ESTIMATES, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include the determination of certain provisions, including allowances for accounts receivable, product warranties, estimating useful lives of property and equipment, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business combinations, deferring certain revenues and costs, estimating expected lives of customer relationships, valuation of share-based compensation and estimating tax valuation allowances.

Summary of Significant Accounting Policies

We discuss our significant accounting policies, which include business combinations, revenue recognition, internal-use software, allowances for accounts receivable, accounting for share-based compensation and accounting for income taxes, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 14, 2006.

Recently Adopted Accounting Pronouncements

Accounting Changes and Error Corrections

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and we have adopted SFAS 154 in the first quarter of fiscal 2007. Our adoption of SFAS 154 did not result in any material impact on our results of operations and financial condition.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. We adopted SAB 108 during the first quarter of fiscal 2007. Our adoption of SAB 108 did not result in any material impact on our results of operations and financial condition.

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we are required to adopt FIN 48 in the first quarter of fiscal 2008. We are currently evaluating the effect of FIN 48.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 in the first quarter of fiscal 2008. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

NOTE 3. NET INCOME PER SHARE

We calculate basic net income per share by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted net income per share by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect from stock-based compensation plans and warrants during the period, under the treasury stock method. The following table presents the computation of basic and diluted net income per share as follows:

	Three Months Ended December 31,
(in thousands, except per share data)	2006	2005
Net income	$993	$648
Weighted average number of shares outstanding:
Basic	36,481	33,301
Dilutive effect of share-based compensation plans (1)	3,701	3,204

Diluted	40,182	36,505

Net income per share available to common stockholders:
Basic	$0.03	$0.02
Diluted	$0.02	$0.02
(1)	For the three months ended December 31, 2006 and 2005, we excluded 1.1 million and 0.8 million shares attributable to outstanding stock options and rights granted under our share-based compensation plans from the calculation of diluted earnings per share because the exercise prices of the stock options and rights were greater than or equal to the average price of the common shares and therefore their inclusion would have been anti-dilutive.

NOTE 4. BUSINESS ACQUISITION

On January 23, 2006, we acquired all the outstanding shares of Outtask, Inc. (“Outtask”), a privately held company based in Alexandria, Virginia. Outtask was a “Software as a Service” provider, delivering employee-facing applications for travel and expense management to corporate customers. We acquired Outtask to expand our on-demand Corporate Expense Management suite, in particular by offering clients a corporate travel management service, Cliqbook. We have accounted for this acquisition as a purchase business combination.

Certain aspects of the purchase price allocations for Outtask are preliminary and have been made using initial estimates of value. These estimates are the responsibility of management. We may include any adjustments due to the finalization of these estimates in the allocation of the purchase price as specified in the definitive merger agreement. We have included Outtask’s operating results in our consolidated statement of operations from the date of the acquisition. We present pro forma results of operations for Outtask because the effect of this acquisition was material to Concur on a standalone basis.

Under the terms of the agreement, we exchanged for $23.4 million in cash and approximately 2.9 million to 3.5 million shares of Concur common stock all totaling approximately $66.4 million for all outstanding securities of Outtask. The final amount of consideration paid in the acquisition was subject to the satisfaction of combined company performance metrics as of September 30, 2006, as well as other factors, as set forth in the definitive merger agreement. We held back amounts totaling $4.5 million from the initial payment of cash consideration against contractual requirements identified in the agreement. These holdbacks represent amounts we retained from the initial consideration to be paid on closing. During the fourth quarter of fiscal year 2006, we settled the final working capital holdback for approximately $1.4 million with the Outtask stockholder representative. We retained the remaining $0.6 million of the working capital holdback, thereby reducing total preliminary purchase consideration for the acquisition to $65.8 million at June 30, 2006. As of December 31, 2006, $2.5 million of cash consideration remains held back and is recorded in Acquisition-related liabilities on the balance sheet.

We accrued additional purchase price consideration of $10.4 million based upon combined company performance metrics as of September 30, 2006, as set forth in the definitive merger agreement. Of the $10.4 million in contingent consideration, we will pay $6.3 million in cash and we will issue $4.1 million in common stock to the former shareholders of Outtask. We have recorded these amounts on our consolidated balance sheet in Acquisition-related liabilities and in common stock and additional paid-in capital as of December 31, 2006. We expect to distribute such contingent consideration in February 2007.

The following table presents the components of the revised purchase price as of December 31, 2006:

Purchase Consideration (in millions)
Cash paid	$23.4
Contingent cash	6.3
Equity, common stock issued	26.0
Equity, common stock issuable	4.1
Equity, options	13.9
Acquisition-related transaction costs	3.1

Total	$76.8

We calculated the fair value of the approximately 1.2 million fully-vested options granted using a Black-Scholes valuation model with the following assumptions: weighted average remaining expected life of 0.5 years, average risk-free interest rate of 4.2%, average expected volatility of 38.2% and no dividend yield.

Acquisition-related transaction costs include investment banking, legal and accounting fees and other third-party costs directly related to the acquisition.

Revised Purchase Price Allocation

We based the allocation of the total purchase price of Outtask’s net tangible and identifiable intangible assets upon the estimated fair value of those assets as of January 23, 2006, and revised them based upon combined company performance metrics as of September 30, 2006. We will include any additional adjustments to these estimates in the allocation of the purchase price of Outtask, if we determine the adjustment is authorized under the definitive merge agreement. We allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the allocation of the total purchase price of $76.8 million:

Revised Purchase Price Allocation (in millions)
Cash and cash equivalents	$1.5
Accounts receivable	3.2
Property and equipment	0.7
Goodwill	61.9
Other intangible assets	13.9
Accounts payable	(0.1)
Accrued expenses	(3.5)
Deferred revenue	(0.8)

Total	$76.8

Intangible assets

Intangible assets include trade name and trademarks, technology, non-compete agreements and customer relationships. We estimated the fair value of intangible assets using the income approach, including the excess earnings methodology, to value these identifiable intangible assets which are subject to amortization. These estimates are the responsibility of management. The following table presents the components of these intangible assets as of December 31, 2006:

Description (dollars in thousands)	Revised Fair Value	Accumulated Amortization	Net Book Value as of December 31, 2006	Weighted Average Useful Life (in years)
Trade name and trademarks	$200	$188	$12	1.0
Technology	6,200	893	5,307	5.5
Non-compete agreements	200	94	106	2.0
Customer relationships	7,300	644	6,656	10.8

Total	$13,900	$1,819	$12,081

Tangible Assets Acquired and Liabilities Assumed

We have estimated the fair value of certain tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the allowance for doubtful accounts, deferred revenues and deferred taxes. Adjustments to the allowance for doubtful accounts, deferred revenues and deferred taxes may be required during the purchase price allocation period.

Pro Forma Results

The unaudited financial information in the table below summarizes the results of operations for Concur and Outtask combined, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The unaudited pro forma financial information for the three months ended December 31, 2005, combines Concur’s results for that period with the results of Outtask for the period from October 1, 2005, through December 31, 2005. The following table presents the pro forma financial information for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented:

(in thousands, except per share data)	Three Months Ended December 31, 2005
Revenue	$23,075
Net income	121
Net income per share	$—

NOTE 5. INTANGIBLE ASSETS

Our intangible assets arise from our business acquisitions, which include Captura Software, Inc. (July 2002) and Outtask (January 2006). The following table presents the gross and net carrying amount of our intangible assets as of December 31, 2006, and September 30, 2006:

Acquired intangible assets: (in thousands)	December 31, 2006	September 30, 2006
Gross carrying amount	$19,600	$19,600
Accumulated amortization	(6,854)	(6,030)

Acquired customer base intangible asset, net	$12,746	$13,570

For the three months ended December 31, 2006 and 2005, we recorded $0.8 million and $0.3 million of amortization expense in our consolidated statements of operations.

NOTE 6. LONG-TERM DEBT

The following table presents the components of our debt outstanding as of December 31, 2006, and September 30, 2006:

(in thousands)	December 31, 2006	September 30, 2006
Capital lease	$—	$22
Bank revolving credit facility	4,000	4,000
Bank term loan	12,215	12,810

Total debt	16,215	16,832
Current portion	3,395	3,312

Long-term debt	$12,820	$13,520

In January 2006, we entered into a $22.0 million secured amended and restated loan and security agreement (“Amended Loan Agreement”) with a bank. The Amended Loan Agreement established a $14.0 million five year term loan and an $8.0 million line of credit. The Amended Loan Agreement is secured by pledges of our stock, and guarantees of our subsidiaries and security interests in substantially all of our assets. The Amended Loan Agreement replaced a loan agreement that provided us with a $6.5 million revolving line of credit, consisting of $4.0 million to fund working capital needs and $2.5 million to fund equipment purchases.

We used the proceeds of $14.0 million from the term loan to fund our acquisition of Outtask. The term loan matures on December 31, 2010. We may make prepayments on advances under the term loan without penalty, provided we pay accrued interest through the payment date. The term loan is amortized over five years and requires minimum payments throughout its term. These scheduled minimum payments are approximately $0.7 million per quarter in 2007 through 2009, and approximately $0.8 million per quarter in 2010. The interest rate on the term loan is equal to the bank’s prime rate plus a range of 0% to 1.25% or the London Interbank Offered Rate (“LIBOR”) plus a range of 2.75% to 3.50%, and matures on December 31, 2010.

We may use the proceeds from the revolving line of credit for working capital, to pay transaction costs of the Amended Loan Agreement, to finance repurchases of our capital stock subject to certain limitations and for permitted capital expenditures, among other things. The revolving credit facility under the Amended Loan Agreement has been extended from time to time and currently matures in December 2008. We may make prepayments on advances under the revolving line of credit without penalty, provided we pay accrued interest through the payment date. As the loan agreement is a revolving credit facility, there are no scheduled minimum principal repayments. The interest rate on the advances under the revolving credit facility is equal to the bank’s prime rate plus a range of 0.50% to 1.00%, or LIBOR plus a range of 2.75% to 3.25%.

The Amended Loan Agreement includes without limitation, certain restrictions on the use of proceeds and requires compliance with certain financial covenants (including interest coverage; minimum earnings before interest tax; depreciation and amortization (“EBITDA”); and a ratio of total indebtedness to EBITDA). The Amended Loan Agreement also requires compliance with other covenants which limit our ability, without first obtaining written consent of the bank, to consummate a sale of assets, make changes in our capital structure and pay out dividends.

In the event of a default under the Amended Loan Agreement, the bank may terminate the commitments made under the loan agreement, declare amounts outstanding, including interest and fees, payable immediately and enforce other rights and interests under the agreement and applicable law.

As of December 31, 2006, and September 30, 2006, we were in compliance with all loan covenants as required and there were no compensating balances required for the term loan or the revolving credit facility.

NOTE 7. INCOME TAXES

	Three Months Ended December 31,
(dollars in thousands, except percentages)	2006	2005	Change
Provision for income taxes	$1,371	$60	$1,311
Effective tax rate	58.0%	8.5%	49.5%

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, ongoing, prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Our effective tax rate for the three months ended December 31, 2006 differs from the U.S. statutory rate primarily due to the deferred tax valuation allowance on our foreign subsidiaries. Our effective tax rate is also affected by share-based compensation and other non-deductible expenses.

As of December 31, 2006, we believed it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet will ultimately be recovered. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

NOTE 8. SHARE-BASED COMPENSATION

We have a share-based compensation program that provides our Board of Directors broad discretion in providing employee equity incentives. The program includes incentive and non-statutory stock options granted under various plans, which are approved by the Board of Directors. Stock options generally vest one to four years after the grant date and expire ten years after the grant date. As of December 31, 2006, we had approximately 2.5 million shares of common stock reserved for future grants under our stock option plans, excluding shares of common stock reserved for future issue under our Employee Stock Purchase Plan (“ESPP”).

On October 1, 2005, we adopted the provisions of SFAS No. 123R, Share-based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for the three months ended December 31, 2006, includes compensation expense for all share-based compensation awards granted prior to, but not vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Share-based compensation expense for all share-based compensation awards granted subsequent to September 30, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock options awards on a straight line basis over the vesting term of the award.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards and subsequent events are not indicative of the reasonableness of our original estimates of fair value. In determining the estimated forfeiture rates for share-based awards, we periodically conduct an assessment of the actual number share awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of share awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

We have calculated an additional paid in capital (“APIC”) pool pursuant to the provisions of SFAS 123R. The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our consolidated statements of operations. For the three months ended December 31, 2006 and 2005, we did not record any tax deficiencies against the APIC pool. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive income per share. The adoption of SFAS 123R did not have a material impact on our dilutive shares.

The following table presents our share-based compensation expense resulting from stock options that we recorded in our Consolidated Statement of Operations for the three months ended December 31, 2006 and 2005. We have excluded options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask from all tables because they are non-compensatory:

	Three Months Ended December 31,
(in thousands)	2006	2005
Cost of Operations	$322	$207
Sales and Marketing	383	288
Systems Development and Programming	175	44
General and Administrative	348	262

Total	$1,228	$801

For the three months ended December 31, 2006 and 2005, net cash proceeds from the exercise of stock options were $0.5 million for both periods. For the three months ended December 31, 2006 and 2005, we did not realize any income tax benefit from stock option exercises. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table presents our estimated fair value of share-based awards (options) using the Black-Scholes model with the following weighted-average assumptions for the three months ended December 31, 2005:

(in thousands, except interest rate)	Three Months Ended December 31, 2005
Expected life (in years)	4.7
Interest rate	4.3%
Volatility	0.64
Dividend yield	—
Weighted average fair value at grant date	$7.13

During the three months ended December 31, 2006, we did not grant any new share-based awards (options).

For the three months ended December 31, 2005, our computation of the expected volatility was based upon historical volatility. Our computation of expected life is based on historical exercise patterns, which includes expected forfeitures. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents our stock option activity, including fully-vested options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask for the three months ended December 31, 2006:

(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	7,126	$7.08	—	—
Grants	—	—	—	—
Exercises	(80)	5.96	—	—
Forfeiture or expirations	(92)	15.98	—	—

Outstanding at December 31, 2006	6,954	6.98	5.94	$64,286
Exercisable at December 31, 2006	5,376	5.77	5.32	58,420

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our first quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The intrinsic value changes based on changes in the fair market value of our common stock. For the three months ended December 31, 2006, the total intrinsic value of options exercised was $0.8 million.

As of December 31, 2006, we expect $4.7 million of total unrecognized compensation costs related to non-vested stock options to be recognized over a weighted average period of 1.4 years. For the three months ended December 31, 2006 and 2005, the total fair value of options vested were $1.9 million and $1.0 million.

NOTE 9. COMPREHENSIVE INCOME

The following table presents the components of our comprehensive income (loss):

	Three Months Ended December 31,
(in thousands)	2006	2005
Net income	$993	$648
Other comprehensive income:
Foreign currency translation adjustments	222	(114)

Total comprehensive income	$1,215	$534

NOTE 10. INDUSTRY SEGMENT

We operate in and report on one segment (Corporate Travel and Expense Management services) based upon the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.

We market our services and products primarily in the United States and operate in a single industry segment. For the three months ended December 31, 2006 and 2005, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended December 31,
(in thousands, except percentages)	2006	%	2005	%
United States	$25,720	88.0%	$16,870	87.6%
Europe	2,316	7.9%	1,477	7.6%
Other	1,204	4.1%	920	4.8%

Total revenues	$29,240	100.0%	$19,267	100.0%

NOTE 11. CONTINGENCIES

Litigation

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York. In April 2002, these lawsuits were consolidated. The consolidated complaint generally alleges claims against us, several of our current and former officers and the underwriters of our initial public offering in December 1998, based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. The plaintiffs in this lawsuit seek damages in unspecified amounts, which, if awarded, could be substantial. This lawsuit is one of more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In October 2002, the court dismissed the individual defendants from the consolidated lawsuit, without prejudice, pursuant to a stipulated agreement between the parties. In February 2003, the presiding judge denied a motion to dismiss all claims. In July 2003, we decided to participate in a proposed settlement being negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. We do not believe that the proposed settlement will have any material adverse effect on our business, financial condition, or results of operations. The proposed settlement is expected to be funded by a group of insurers on behalf of the issuer defendants. The proposed settlement agreement would dispose of all remaining claims against us and the individual defendants, without any admission of wrongdoing by us or the individual defendants. The proposed settlement is subject to final approval by the parties and the court. There is no guarantee that the parties or the court will approve the proposed settlement. Should the parties and the court fail to approve the proposed settlement, we would continue to defend ourselves vigorously.

Product Warranty and Indemnification Obligations

We provide services and software solutions to our customers under sales contracts, which usually include a limited warranty regarding product and service performance and a limited indemnification of customers against losses, expenses and liabilities from damages that may be awarded against them if our services or software are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The contracts generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and geography-based scope limitations and a right for us to replace an infringing product. We also enter into similar limited indemnification terms in agreements with certain strategic business partners and vendors. We account for potential warranty claims in accordance with the guidance in SFAS No. 5, Accounting for Contingencies, and base our estimates on historical experience and current expectations. To date, we have experienced minimal warranty claims and have not had to reimburse any customers for any losses related to the limited indemnification described above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes that are included with this report. Also, the discussion of Critical Accounting Policies and Estimates in this section is an integral part of the analysis of our results of operations and financial condition.

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition and other statements that are not historical facts. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described in Item 1A, “Risk Factors,” and elsewhere in this report, as well as in our other filings with the United States Securities and Exchange Commission (“SEC”). The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

Overview

Concur Technologies, Inc. (“Concur”) is a leading provider of on-demand business services and software solutions that automate Corporate Travel and Expense Management. Throughout this MD&A, Concur is referred to as “Concur,” “we,” “us” and “our.” Our core purpose is to use innovation to help customers drive down their costs associated with corporate expense reporting and travel procurement processes. Our services and software are designed to automate and streamline expense reporting and reimbursement processes, automate and streamline travel procurement processes, reduce operating costs, improve internal controls and enable business to gain greater insight into their spending patterns through comprehensive analytics.

Our flagship services are Concur® Expense, our expense reporting solution and Cliqbook® Travel, our corporate travel management solution, consisting of services and software for automating the travel and entertainment expense management processes. We also offer value-added services and software that are integrated with Concur® Expense and Cliqbook® Travel, as well as consulting, customer support and training for our customers.

We offer solutions through flexible delivery models that range from highly configurable to standardized. We sell these solutions primarily as subscription services. We market and sell our solutions worldwide through our direct sales organization and indirect distribution channels such as strategic resellers.

We generate our revenues from the delivery of subscription services, consulting services and, to a lesser extent, the sale of software licenses. Subscription revenues increased to 87.2% of total revenues during the three months ended December 31, 2006, from 78.7% during the same period in 2006. This reflects our strategic shift to emphasize sales of subscription services rather than software license. Generally, our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

Selected Financial Data

The following table presents financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended December 31,
	2006	2005
Revenues:
Subscription	87.2%	78.7%
Consulting and other	12.8	21.3

Total revenues	100.0	100.0

Expenses:
Cost of operations	35.5	42.8
Sales and marketing	24.0	24.7
Systems development and programming	13.3	11.5
General and administrative	15.8	16.1
Amortization of intangible assets	2.8	1.5

Total expenses	91.4	96.7

Operating income	8.6	3.3

Other income (expense):
Interest income	0.6	0.6
Interest expense	(1.3)	0.0
Other, net	0.1	(0.2)

Total other income (expense), net	(0.6)	0.4

Income before income tax	8.0	3.7
Provision for income tax	4.7	0.3

Net income	3.3%	3.4%

Results of Operations

Revenues

	Three Months Ended December 31,
(in thousands, except percentage data)	2006	2005	Change
Subscription	$25,493	$15,169	68.1%
Consulting and other	3,747	4,098	-8.6%

Total Revenues	$29,240	$19,267	51.8%

Subscription Revenues. Subscription revenues consist of fees paid for subscription services, amortization of set-up fees paid to us in connection with those services, amortization of fees paid for software maintenance services under software license arrangements and, in multiple element subscription arrangements where there is no vendor specific objective evidence of fair value for an undelivered subscription element, the amortized portion of the related license and consulting fees. Subscription revenues are affected by pricing, number of new customers, customer contract durations and our customer retention rate.

Subscription revenues increased $10.3 million, or 68.1%, for the three months ended December 31, 2006, compared to the same period in 2005. Revenues from subscription services contributed approximately 102.2% of the absolute dollar increase. An increase in the number of customers for our subscription services was the main reason for the increase. The growth in customers reflects a continuing trend of increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion is due primarily to the market’s continued and growing awareness of our travel and expense management services and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

We expect subscription revenues to continue to grow in fiscal 2007, on both an absolute basis and as a percentage of total revenues, as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

Consulting and Other Revenues. Consulting revenues consist of fees for client services, which include system implementation and integration, planning, data conversion, training and documentation of procedures. Consulting revenues are affected predominantly by the number and complexity of on-premises license customer upgrade implementations. Recognition of consulting revenues can also be affected by circumstances in which consulting fees in multiple element arrangements require deferral or are deemed to be subscription related. Other revenues consist of fees earned from sales of our software licenses.

Consulting and other revenues decreased $0.4 million, or 8.6%, for the three months ended December 31, 2006, compared to the same period in 2005, due to a decrease in demand for consulting services as a result of fewer upgrades and enhancements for existing customers as virtually all of our new customers and existing on-premise license customers our subscription services.

We anticipate that consulting and other revenues in fiscal 2007 will fluctuate on a quarterly basis but be lower for fiscal 2007 compared to fiscal 2006 in absolute dollars and as a percentage of revenues, primarily as a result of fewer existing customers upgrading their license software, fewer new customers purchasing licensed software, the continued growth of subscription revenues, and a continued shift in demand from a licensed software to a subscription services.

International Revenues. Revenues from customers outside the United States were $3.5 million, or 12.0% of total revenues, for the three months ended December 31, 2006, compared to $2.4 million, or 12.4% of total revenue, for the same period in 2005. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

	Three Months Ended December 31,
(in thousands, except percentage data)	2006	2005	Change
Cost of operations	$10,377	$8,254	25.7%
Sales and marketing	7,031	4,755	47.9%
Systems development and programming	3,882	2,223	74.6%
General and administrative	4,607	3,105	48.4%
Amortization of intangible assets	823	285	188.8%

Total operating expenses	$26,720	$18,622	43.5%

Cost of Operations. Cost of operations expenses consist primarily of salaries and related expenses (including travel related expenses) and allocated overhead costs (including depreciation, occupancy, insurance, telecommunications and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services. Cost of operations expenses also include co-location and related telecommunications costs, fees paid to third parties for referrals, resale arrangements, royalties and amortization of deferred set-up costs that we incur in connection with our subscription services.

Cost of operations expenses represented 35.5% of total revenues for the three months ended December 31, 2006, compared to 42.8% for the same period in 2005. Total salaries and related expenses increased 31.0%, or $1.4 million, for the three months ended December 31, 2006, compared to the same period in 2005, due primarily to an increase in personnel count. Co-location and related telecommunications costs and amortization of deferred set-up costs that we incur in connection with our subscription services increased 22.9%, or $0.4 million for the three months ended December 31, 2006, compared to same period in 2005. This increase was due primarily to organic growth in our subscription business and the acquisition of Outtask. Fees paid to third parties for referrals and royalties increased 75.4%, or $0.2 million, for the three months ended December 31, 2006, compared to the same period in 2005. This increase was due to an increase in the amount of business generated through reseller partners for subscription-based sales.

We expect cost of operations expenses to continue to trend down as a percentage of total revenues as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations expense will increase in absolute dollars as we continue to expand our capacity to deploy and support additional new customers.

Sales and Marketing. Sales and marketing expenses consist of salaries and related expenses (including sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel and, to a lesser extent, miscellaneous sales and marketing costs, such as advertising, trade shows and other promotional activities.

Sales and marketing expenses were 24.0% of total revenues for the three months ended December 31, 2006, compared to 24.7% for the same period in 2005. Total sales and marketing expenses increased approximately $2.3 million, or 47.9%, for the three months ended December 31, 2006, compared to the same period in 2005. The increase during the year was primarily due to a 53.6%, or $1.9 million, increase in salaries and related expenses and allocated overhead costs, driven primarily by increases in personnel count and the addition of Outtask and increases of 79.2%, or $0.3 million, in costs for advertising, trade shows and other promotional activities.

We expect total sales and marketing expenses in fiscal 2007 to increase as a percentage of revenue and in absolute dollars compared to fiscal 2006, driven primarily by an increase in the number of sales and marketing personnel. This increase in sales and marketing personnel reflects a key part of our strategic focus in fiscal 2007, which is to ensure that our sales and marketing efforts expand to support expected demand and to create additional awareness in our target market.

Systems Development and Programming Costs. Systems development and programming costs consist of salaries and related expenses and allocated overhead costs associated with employees and contractors engaged in software engineering, program management and quality assurance.

Systems development and programming costs were 13.3% of total revenues for the three months ended December 31, 2006, compared to 11.5% for the same period in 2005. Systems development and programming costs increased $1.7 million, or 74.6%, for the three months ended December 31, 2006, compared to same period in 2005. This increase was primarily due to increased salaries and related expenses of $0.9 million and depreciation, facilities and overhead allocation expense of $0.6 million, as well as the acquisition of Outtask, and professional fees and other of $0.2 million.

In response to growing demand for our subscription services, we have increased the amount of resources focused on developing internal-use software used to provide these services. Under generally accepted accounting principles, costs for corporate software developed or obtained for internal use are required to be capitalized and amortized over their useful lives. Capitalized internal-use software costs increased $1.6 million from $11.7 million at September 30, 2006 to $13.3 million at December 31, 2006.

We anticipate that recognized systems development and programming costs in fiscal 2007 will increase in absolute dollars and remain relatively consistent as a percentage of revenue compared to fiscal 2006.

General and Administrative. General and administrative expenses consist of salaries and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal, information technology, facilities, and, to a lesser extent, miscellaneous costs, such as professional fees and public company regulatory compliance costs.

General and administrative expenses were 15.8% of total revenues for the three months ended December 31, 2006, compared to 16.1% for the same period in 2005. General and administrative expenses increased approximately $1.5 million, or 48.4%, for the three months ended December 31, 2006, compared to the same period in 2005. This increase was primarily due to a 19.7%, or $0.3 million, increase in salary and related expenses, driven primarily by increases in personnel count related to the growth of our business, a 46.1%, or $0.3 million increase in professional fees and a 119.0%, or $0.9 million, increase in depreciation, facilities and overhead allocation and other expenses.

We expect the absolute dollar amount of general and administrative expenses to increase moderately in fiscal 2007 compared to fiscal 2006 due to increases in personnel costs related to the growth of our business.

Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of the intangible assets from acquisitions of Captura Software, Inc. (“Captura”) in July 2002 and Outtask, Inc. (“Outtask”) in January 2006. We are amortizing the Captura intangible asset as a non-cash charge to operations ratably over five years, which is consistent with the timing and level of the expected cash flows from the underlying acquired customer contracts. We are amortizing the Outtask intangible assets as non-cash charges to operations over a weighted average life of 8.2 years, which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks, and non-compete agreements.

Interest Income, Interest Expense and Other

	Three Months Ended December 31,
(in thousands, except percentage data)	2006	2005	Change
Other income (expense):
Interest income	$182	$106	71.7%
Interest expense	(367)	(1)	36,600.0%
Other	29	(42)	-169.0%

Total other income, net	$(156)	$63	-347.6%

Interest Income and Interest Expense. Interest income increased for the three months ended December 31, 2006, compared to the same period in 2005, which reflects higher short term interest rates and higher levels of interest-earning cash and cash equivalent investments. Interest expense increased for the three months ended December 31, 2006, compared to the same period in 2005, due to debt financing used to fund the acquisition of Outtask.

Provision for Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income, ongoing, prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.

Financial Condition

Our total assets were $183.9 million at December 31, 2006, compared to $181.3 million at September 30, 2006, representing an increase of $2.6 million, or 1.4%. Our cash and cash equivalents totaled $19.7 million at December 31, 2006 and $16.3 million at September 30, 2006, representing an increase of $3.4 million, or 20.4%. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Accounts receivable balances, net of allowances of $1.8 million and $1.5 million, was $22.8 million as of December 31, 2006, and $22.7 million as of September 30, 2006, representing an increase of $0.1 million or 0.3%. The increase was mainly due to increased sales volume for the three months ended December 31, 2006. Net property and equipment increased to $21.0 million at December 31, 2006 from $20.4 million at September 30, 2006.

Our total current liabilities were $39.0 million and $39.4 million at December 31, 2006, and September 30, 2006, representing a decrease of $0.4 million, or 1.0%. The current portion of deferred revenues increased by $1.7 million, driven by growth in our customer base for our subscription services offerings over the period. A decrease in accrued compensation of $2.1 million related to the payment of year-end bonuses in December 2006.

Our common stock and additional paid in capital totaled $289.3 million at December 31, 2006, compared to $287.4 million at September 30, 2006, an increase of $1.9 million, or 0.7%. The increase was primarily due to proceeds received from the exercise of stock options under our stock-based compensation plans and the sale of stock under our employee stock purchase plan net of stock repurchased for the three months ended December 31, 2006.

Liquidity and Capital Resources

Our available sources of liquidity as of December 31, 2006, consisted principally of cash and cash equivalents totaling $19.7 million. We have a revolving credit line and equipment purchase facility available, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our subscription and license customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Operating activities provided $5.5 million and $1.5 million for the three months ended December 31, 2006 and 2005. The increase in cash provided by operating activities during the three months ended December 31, 2006, compared to the same period in 2005, was primarily due to an increase in earnings and net increase in our operating assets and liabilities.

Our investing activities relate to the purchase of property and equipment of $2.5 million and $2.3 million for the three months ended December 31, 2006 and 2005. These amounts consisted mainly of computer equipment and software purchases, as well as amounts capitalized for the development of software used internally.

Our financing activities came from the issuance of stock from the exercise of stock options for the three months ended December 31, 2006 and 2005, and offset by the repayment of debt for the three months ended December 31, 2006.

In January 2006, we entered into a $22.0 million secured amended and restated loan and security agreement (“Amended Loan Agreement”) with a bank. The Amended Loan Agreement established a $14.0 million five year term loan to fund the acquisition of Outtask and an $8.0 million line of credit. The Amended Loan Agreement is secured by pledges of our stock and guarantees of our subsidiaries and security interests in substantially all of our assets. The Amended Loan Agreement replaced a loan agreement that provided us with a $6.5 million revolving line of credit, consisting of $4.0 million to fund working capital needs and $2.5 million to fund equipment purchases.

We used the proceeds of $14.0 million from the term loan to fund our acquisition of Outtask in January 2006. The term loan matures on December 31, 2010. We may make prepayments on advances under the term loan without penalty, provided we pay accrued interest through the payment date. The term loan is amortized over five years and requires minimum payments throughout its term. These scheduled minimum payments are approximately $0.7 million per quarter in 2007 through 2009, and approximately $0.8 million in 2010. The interest rate on the term loan is equal to the bank’s prime rate plus a range of 0% to 1.25% or the London Interbank Offered Rate (“LIBOR”) plus a range of 2.75% to 3.5% and matures on December 31, 2010.

We may use the proceeds from the revolving line of credit for working capital, to pay transaction costs of the Amended Loan Agreement, to finance repurchases of our capital stock subject to certain limitations and for permitted capital expenditures, among other things. The revolving credit facility under the Amended Loan Agreement has been extended from time to time and currently matures in December 2008. We may make prepayments on advances under the revolving line of credit without penalty, provided we pay accrued interest through the payment date. As the loan agreement is a revolving credit facility, there are no scheduled minimum principal repayments. The interest rate on the advances under the revolving credit facility is equal to the bank’s prime rate plus a range of 0.50% to 1.00% or LIBOR plus a range of 2.75% to 3.25%.

The Amended Loan Agreement includes certain covenants, including, without limitation, certain restrictions on the use of proceeds and compliance with certain financial covenants (including interest coverage; minimum earnings before interest tax, depreciation and amortization (“EBITDA”); and a ratio of total indebtedness to EBITDA). The Amended Loan Agreement also requires compliance with other covenants which limit our ability, without first obtaining written consent of the bank, to consummate a sale of assets, make changes in our capital structure and pay out dividends.

In the event of a default under the Amended Loan Agreement, the bank may terminate the commitments made under the loan agreement, declare amounts outstanding, including interest and fees, payable immediately and enforce other rights and interests under the agreement and applicable law.

As of December 31, 2006, and September 30, 2006, we were in compliance with all loan covenants as required and there were no compensating balances required for the term loan or the revolving credit facility.

As of December 31, 2006, we had $12.2 million outstanding on the term loan and $4.0 million outstanding on the line of credit. There were no outstanding borrowings on the previous loan agreement at December 31, 2005.

In January 2005, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to two million shares of our outstanding common stock over a two-year period expiring in January 2007. Repurchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices and repurchased shares will be retired. In September 2006, our Board of Directors extended the Repurchase Program for an additional two year period expiring in January 2009 and increased the number of shares eligible for repurchase by an additional two million shares. During the three months ended December 31, 2006 and 2005, we did not repurchase or retire any shares of our outstanding common stock under the Repurchase Program. As of December 31, 2006, 2.7 million shares remained eligible for repurchase under the Repurchase Program.

In June 2006, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. Under the shelf registration statement, Concur may issue common stock, preferred stock, debt securities, or warrants in an aggregate amount of $150.0 million. We have no current intention to draw down the shelf registration.

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

Contractual Obligations and Commercial Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since September 30, 2006.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are important in the preparation of our consolidated financial statements because it requires that we use judgment and estimates in applying those policies. We prepared our consolidated financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States (“GAAP”). Preparation of the consolidated financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances; such estimates and judgments are periodically re-evaluated. Actual results may differ from our estimates under different assumptions or conditions.

There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

•	It requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and

•	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

Our critical accounting policies include business combinations, revenue recognition, internal-use software, allowances for accounts receivable, accounting for share-based compensation and accounting for income taxes.

Business Combinations

We allocate the purchase price of our acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology and non-compete agreements; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Revenue Recognition

We generate our revenues from the delivery of subscription services (which include software maintenance services), consulting services and the sale of software licenses. We recognize revenues in accordance with accounting standards for software and service companies. We recognize revenue when (1) evidence of an arrangement exists, (2) delivery has occurred, (3) the fees are fixed or determinable, and (4) collection is considered probable.

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

In contractual arrangements that include the provision of multiple elements, we apply the accounting guidance most applicable to the specific arrangement to determine how contract consideration should be measured and allocated to the separate elements in the arrangement. Multiple element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. Generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated together and, therefore, are accounted for as a single contractual arrangement in determining how contract consideration should be measured and allocated to the separate elements in the arrangement. Typically, we measure and allocate the total arrangement fee among each of the elements based on their fair value or, if necessary, vendor-specific objective evidence of their fair value. Vendor-specific objective evidence of their fair value is determined by the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price set by authorized management, if it is probable that the price, once established, will not materially change prior to separate market introduction.

Subscription Revenues

Our subscription revenues are typically recognized monthly as the service is provided to the customer and consist of:

•	monthly fees paid for subscription services;

•	amortization of related set-up fees;

•	amortization of fees paid for software maintenance services under software license arrangements; and

•

the amortized portion of the related license and consulting fees in certain multiple element subscription arrangements where vendor-specific objective evidence of their fair value does not exist for an undelivered subscription element.

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

Consulting and Other Revenues

Consulting revenues consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training and documentation of procedures. Consulting service fees are typically billed and recognized as revenue on a time-and-materials basis. In some instances, we sell consulting services under milestone or fixed-fee contracts and, in such cases, recognize consulting revenues on a percentage-of-completion basis. Consulting revenues are adjusted for estimated sales allowances, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

In service arrangements that include consulting and subscription services, but not a license of our software, we recognize consulting revenues as they are performed if the consulting services qualify as a separate unit of accounting within the arrangement. The consulting services qualify as a separate unit of accounting if they have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the subscription services and delivery or performance of the subscription services is considered probable and substantially within our control. We have determined that, in our service arrangements of this type, the consulting services typically qualify as a separate unit of accounting and, accordingly, the consulting revenues are recognized as the services are performed. If the consulting services do not qualify as a separate unit of accounting, the related revenues are combined with the subscription revenues and recognized ratably over the subscription service period. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Other revenues consist of fees earned from and allocable to, grants of licenses to use our software products. We recognize license revenues when evidence of a license arrangement exists, we have delivered the software, the amount of the transaction is fixed or determinable, collection is probable and vendor-specific objective evidence of their fair value exists for any undelivered elements of the arrangement. Elements included in our multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services and subscription services.

In software license arrangements that include rights to multiple elements, we allocate the total arrangement fee among each of the elements using the residual method, under which revenues are allocated to undelivered elements based on VSOE and the residual amounts of revenue are allocated to the delivered elements. If sufficient vendor-specific objective evidence of their fair value does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient vendor-specific objective evidence of their fair value does exist or all elements of the arrangement have been delivered. If the only undelivered element is software maintenance, the entire fee is recognized ratably as subscription revenue. We are required to exercise judgment in deciding how to interpret the evidence of fair value to determine the allocation of arrangement consideration with respect to a given element and in determining whether an established price is likely to change prior to separate market introduction. These judgments may materially affect the timing of our revenue recognition and results of operations.

In software license arrangements where we also provide consulting services, license revenues are recognized upon delivery of the software, provided that the criteria for recognition of software license revenues described above are met, payment of the license fees is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the software. If we determine that the consulting services are essential to the functionality of the software, or payment of the license fees is dependent upon the performance of the consulting services, then both the license and consulting fees are recognized on a percentage-of-completion basis. We typically do not consider the consulting services we provide in such arrangements to be essential to the functionality of the software and, therefore, license revenues are typically recognized upon delivery of the software and consulting revenues are recognized as the services are performed. Accordingly, our judgment as to whether consulting services should be considered essential to the functionality of the licensed software may materially affect the timing of our revenue recognition and results of operations.

In arrangements where we license our software and also host the licensed software for our customer, a software element is only considered present if our customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for our customer to either operate the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of license revenues described above, we deem there to be a software element present and recognize license revenues when the software is delivered and we recognize the subscription hosting revenues as the hosting service is provided. Hosting set-up fees for such arrangements, as well as the associated direct and incremental costs, are deferred and recognized ratably over the hosting service period. If we determine that a separate software element as described above is not present, we combine the software license fees with the subscription hosting fees and recognize them ratably over the subscription service period, as subscription revenue. Our judgment as to whether we meet the criteria above could have a material affect on the timing and mix of our revenue recognition and on our results of operations.

Portions of our revenues are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts paid to our reseller partners are recognized as cost of operations. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and cost of operations.

Internal-Use Software

We capitalize certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use (“SOP 98-1”). We capitalize software development costs when application development begins and it is probable that the project will be completed and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs including share-based compensation for employees who are directly associated with internal use computer software projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratably amortized, using the straight-line method, over the estimated useful lives of the related applications which typically range from two to five years. Our judgment as to which costs to capitalize, when to begin capitalizing such costs and what period to amortize the costs over, may materially affect our results of operations.

Accounts Receivable Allowances

We record provisions for estimated sales allowances against subscription and consulting revenues in the period in which the related revenues are recorded. We record our sales allowances based on historical experience, including a review of our experience related to price adjustments and sales credits issued.

We make judgments as to our ability to collect outstanding receivables and we provide an allowance for doubtful accounts, included in general and administrative expenses. In estimating allowances for doubtful accounts, we consider specific receivables when collection is doubtful, as well as an analysis of our historical bad debt experience and the current economic environment. If the data used to estimate the allowance provided for doubtful accounts does not adequately reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected.

Share-based Compensation

Our share-based compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely primarily on four share-based compensation plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, share-based compensation expense for the fiscal year ended September 30, 2006, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”), and compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Under the provisions of SFAS 123R, our Employee Stock Purchase Plan is deemed non-compensatory.

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

As of December 31, 2006, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of the valuation allowance will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not probable.

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

Our credit facility bears interest at floating rates we select under the terms of the Amended Loan Agreement. As of December 31, 2006, we had $12.2 million outstanding on our term-loan agreement and $4.0 million outstanding on our line of credit. Neither of the instruments are hedged with an interest rate swap. On an annual basis, a 100 basis point change in interest rates would result in a change of approximately $0.2 million to annual interest expense, based upon net variable rate borrowings of $16.2 million.

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

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission (“SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed: (a) to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure; and (b) to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective for the purpose described above as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in “internal control over financial reporting” as of the end of the most recently completed fiscal quarter and disclose any change that had a material effect or is reasonably likely to have a material effect on internal control over financial reporting. “Internal control over financial reporting” is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The following change had a material effect or is reasonably likely to have a material effect on our internal control over financial reporting. During the three month period ended December 31, 2006, we implemented a more comprehensive financial disclosure process and conducted additional analyses and reviews that were designed to improve the oversight of our changes in the application of accounting principles including the calculation of accounts receivable, net and the current portion of deferred revenue, net on the face of the balance sheet in accordance with generally accepted accounting principles.

Inherent Limitation on Effectiveness of Controls

It should be noted that any system of controls, including disclosure controls and procedures and internal controls over financial reporting, however well designed and operated, can provide only reasonable and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and the actual effectiveness of our disclosure controls and procedures is described above.

Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations of control systems, misstatements due to error or fraud may occur and not be detected.

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

Because Sales Of Two Of Our Solutions Account For Approximately 85% Of Our Total Revenues, A Material Decrease In Demand For Either Of These Solutions Could Substantially Harm Our Results Of Operations.

We generated approximately 85% of our total revenues in the three months ended December 31, 2006, and for all of fiscal 2006 from our Concur Expense and Cliqbook Travel services and software. We expect such services and software to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of our Concur Expense and Cliqbook Travel solutions and our revenues would decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop travel and expense management products that achieve greater market acceptance, or we do not keep up with technological advancements in services and software platforms, delivery models or product features. There can be no assurance that our services and software solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

Our Business Model Continues To Evolve, Which Makes Our Operations And Prospects Difficult To Evaluate.

Our business model continues to evolve and is therefore subject to many risks. We anticipate that our future financial performance and revenue growth will depend upon the growth of our subscription services. Subscription revenues represented 87.2% of our total revenues in the three months ended December 31, 2006. We expect subscription revenues to represent a large majority of our total revenues for the foreseeable future and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our services. As a result, we have invested significantly in infrastructure, operations and strategic relationships to support on-demand subscription services, which represents a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to evaluate.

Our strategic focus on our subscription business has contributed to a substantial reduction in our software license revenues in recent years. If demand for our subscription services declines, we may not be able to generate sufficient software license revenues to offset any decrease in subscription services revenues.

If our subscription services business does not grow sufficiently, our cost of revenues may exceed such revenues, which would harm our operating results. Our costs of providing subscription services are relatively fixed in the short-term, so we may not be able to adjust our expenses quickly enough to offset any potential slowdown in subscription sales. In addition, any delays in deployment may prevent us from recognizing subscription revenue for indeterminate periods of time, even when we have already incurred costs relating to the deployment of our subscription services. Further, we may experience unanticipated increases in costs associated with providing our subscription services and software maintenance services to customers over the term of our customer contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results. Additionally, some of our subscription services contracts contain cancellation provisions and, if cancelled, could result in us recognizing substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription or maintenance agreement prior to the end of its term, or if we are unable to renew such an agreement at the end of its term, our operating results in future periods could be substantially harmed.

We Depend On Consulting Revenues, Which May Fluctuate Or Decline.

Our consulting and other revenues represented 12.8% of total revenues in the three months ended December 31, 2006. We anticipate that consulting revenues will continue to represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system deployment and integration, planning, data conversion, training and documentation of procedures. Our consulting revenues could fluctuate or decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

We Face Significant Competition From Companies That Have Longer Operating Histories And Greater Resources Than We Do And Our Business Will Suffer If We Fail To Compete Effectively.

The market for our solutions is intensely competitive and rapidly changing, so the competitive landscape is complex. Our principal direct competition comes from independent vendors of Corporate Travel and Expense Management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to ours along with their suites of other products and services. Many of our competitors have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger total number of customers for their products and services than we do. Some of our competitors, particularly major financial institutions and enterprise resource planning software vendors, have well-established relationships with our current and potential customers, as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. In addition, we anticipate the entrance of new competitors in the future. Increased competition may result in price reductions, reduced gross margins and change in market share and could have a material adverse effect on our business, financial condition and results of operations.

Since We Depend Upon Strategic Relationships With Third Parties, Our Revenues Will Decline If We Do Not Sustain And Develop These Relationships.

We depend on strategic reseller and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, telesales and internal marketing efforts. If we were unable to maintain our existing strategic relationships or enter into new ones, we would have to devote substantially more resources to the distribution, sales and marketing of our products and services, which would increase our costs and decrease our revenues. Our success depends in part on the ultimate success of our strategic reseller and referral partners and their ability to market our products and services successfully. Our existing strategic referral partners are not obligated to refer any potential customers to us. In addition, some of these third parties have entered and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

We Depend On Our Relationships With Travel Suppliers And Any Adverse Changes In These Relationships Could Adversely Affect Our Business, Financial Condition And Results Of Operations.

An important component of our business success will depend on our ability to maintain and develop relationships with travel suppliers. Adverse changes in existing relationships, or our inability to enter into new arrangements with these parties on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect our business, financial condition and results of operations.

If Our Customers Have Concerns Over The Scalability Or Security Of Our Products, They May Not Continue To Buy Our Products And Our Revenues Will Decline.

If customers determine that our subscription services offerings are not sufficiently scalable, do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use or if, for any other reason, our customers decide not to accept our subscription services for use, our business will be harmed. As part of our subscription services, we receive credit card, travel booking, employee, purchasing, supplier and other financial and accounting data, through the Internet or extranets and there can be no assurance that this information will not be subject to computer break-ins, theft and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, damage to our reputation, or otherwise harm our business.

In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any general concern regarding security in the marketplace could deter customers or prospects from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition.

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

Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in our computer equipment, offices and hosting facilities against damage from earthquake, floods, fires, power loss, telecommunications failures, unauthorized intrusion and other events. We back up software and related data files regularly and store the back-up files at various off-site locations. However, there can be no assurance that our disaster preparedness will eliminate the risk of extended interruption of our operations.

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

We Acquired Outtask During The Past Fiscal Year, So It Is Difficult To Determine The Near-Term Impact On Our Financial Results.

We completed our acquisition of Outtask in January 2006, so we have a limited operating history on which to base an evaluation of our combined business and prospects. Our future success will depend on many factors related to this acquisition that are not under our control, such as the following:

•	successful integration of Outtask service and personnel with Concur’s service and personnel;

•	demand for our travel management services and ability to cross-sell customers;

•	the perceived security of our services, technology, infrastructure and practices; and

•	the significant lead times before a new product, service or enhancements, including those that will be added through the acquisition Outtask, begin generating revenues.

We Incurred Debt To Acquire Outtask And We May Require Additional Financings To Fund Operations Or Growth In The Future, Which Could Subject Us To Additional Risks.

In January 2006, Concur borrowed approximately $14 million to finance the cash portion of the merger consideration paid to acquire Outtask and to pay fees and expenses associated with the acquisition. In the future, we may be required to seek additional financing to fund our operations or growth. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our systems development and programming efforts, our results of operations and cash flows, the use of cash in our stock repurchase program, the status of competitive services and products and the timing and success of potential strategic alliances or potential opportunities to acquire or sell businesses or assets may impact our ability to remain in compliance with existing debt covenants or require us to seek additional funding sooner than we expect. There is no assurance that we will be able to remain in compliance with such debt covenants or that additional funding will be available on terms that are acceptable to us, or at all. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited.

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

Compliance With Public Company Corporate Governance And Reporting Regulations Is Uncertain And Expensive.

Many new laws, regulations and standards, notably those adopted by the SEC and the NASDAQ Stock Market in connection with the Sarbanes-Oxley Act of 2002, impose significant obligations on public companies such as ours. The new laws and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices and have created uncertainty for companies such as ours. These new laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our continuing preparation for and deployment of these reforms and enhanced new disclosures has resulted in and will likely continue to result in, higher general and administrative expenses and a significant diversion of management time and attention from revenue-generating or cost-reduction activities to compliance activities. In particular, our efforts to comply with regulations regarding our internal control over financial reporting will likely continue to require us to commit significant financial and managerial resources. If we are not able to prepare for and implement the reforms required by new laws, regulations and standards, our business, operating results and financial condition could be harmed. Further, these laws, regulations and standards may make it more difficult for us to attract and retain qualified members to serve on our board of directors and to attract and retain qualified executive officers, which could harm our business.

The Growth Of The International Component Of Our Business Subjects Us To Additional Risks Associated With Foreign Operations.

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately 12% of total revenues in the three months ended December 31, 2006. These international operations are subject to many difficulties and incremental costs, including:

•	costs of customizing products for foreign countries;

•	laws and business practices favoring local competitors;

•	uncertain regulation of electronic commerce;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	greater difficulty in collecting accounts receivable;

•	import and export restrictions and tariffs;

•	potentially weaker protection for our intellectual property than in the United States and practical difficulties in enforcing such rights abroad;

•	difficulties staffing and managing foreign operations; and

•	political and economic instability.

Our international operations also face foreign currency-related risks. To date, most of our revenues have been denominated in United States dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. We currently do not engage in foreign exchange hedging activities and, therefore, our international revenues and expenses are currently subject to the risks of foreign currency fluctuations. In addition, our ability to expand into international markets will depend on our ability to develop and support services and products that incorporate the tax laws, accounting practices and currencies of applicable countries.

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

Our Reported Financial Results May Be Adversely Affected By Changes In Accounting Principles Generally Accepted In The United States.

GAAP is subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-based Payments, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. As a result, we are now recording non-cash, stock-based compensation expense, which has a material effect on our results of operations. Further, revenue recognition rules for software and service companies are complex and require significant interpretation by us. Changes in circumstances, interpretations, or accounting principles or guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” regarding our critical revenue recognition policies.

Our Lengthy Sales Cycle Could Adversely Affect Our Financial Results.

Because of the high costs involved over a significant period of time, customers for our business services and software typically commit significant resources to an evaluation of available solutions and require us to expend substantial time, effort and money educating them about the value of our services and software. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements or due to other factors. Any delay in completing, or failure to complete, sales in a particular quarter or fiscal year could harm our business and could cause our operating results to vary significantly.

Software License Revenues Are Volatile, Which Makes Our Operating Results Difficult To Forecast.

Our software license revenues represented 3.9% of total revenues in the three months ended December 31, 2006. While software license revenues are diminishing as a percent of total revenues, they continue to contribute to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Further, we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer.

We May Not Successfully Develop Or Introduce New Products Or Enhancements To Existing Products, Or Successfully Integrate The Outtask Products And Services, So We May Lose Existing Customers Or Fail To Attract New Customers And Our Revenues May Suffer.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction and customer acceptance of new and enhanced versions of our products and services and on our ability to integrate the products and services of Outtask into our existing and future products and services. Our business could be harmed if we fail to deliver enhancements to our current and future products and services that our customers desire, or fail to integrate Outtask’s products and services into our existing and future products. From time to time, we experience delays in the planned release dates of enhancements to our products and services and we have discovered errors in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain errors when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products and services, or customer claims, including, among other things, warranty claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing products and services on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including, without limitation, unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new products or services in the marketplace.

If Our Products And Services Do Not Keep Pace With Technological Change, Our Sales Could Decline And Our Business Could Be Harmed.

We must continually modify and enhance our services and products to keep pace with changes in hardware and software platforms, database technology, electronic commerce technical standards and other items. As a result, uncertainties related to the timing and nature of new product announcements or introductions, or modifications by vendors of operating systems, back-office applications and browsers and other Internet-related applications, could harm our business.

We Rely On Third-Party Software And Services That May Be Difficult To Replace.

We license or purchase software and services provided by third parties in order to offer some of our services and software offerings. Such third-party software and services may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain our rights to use any of these software or services could result in delays in the sale of our services or software offerings until equivalent technology is either developed by us, or, if available, is identified, licensed and integrated, which could harm our business.

Our Stock Price Has Experienced High Volatility In The Past, May Continue To Be Volatile And May Decline.

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

If We Fail To Attract And Retain Qualified Personnel, Our Business Could Be Harmed.

Our success depends in large part on our ability to attract, motivate and retain highly qualified personnel, including personnel added through our acquisition of Outtask. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating and retaining key personnel. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. We also compete for personnel with other software vendors and consulting and professional services companies. Further, recent changes in applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. We rely on our direct sales force to sell our services and software in the marketplace. We anticipate increasing our direct sales force. There is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements. Any inability to hire and retain salespeople or any other qualified personnel, or any loss of the services of key personnel, would harm our business.

Our Ability To Protect Our Intellectual Property Is Limited And Our Products May Be Subject To Infringement Claims By Third Parties.

Our success depends, in part, upon our proprietary technology, processes, trade secrets and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. Although we have filed six patent applications in various countries, we do not own any issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. We provide our licensed customers with access to object code versions of our software and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition. In addition, over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

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

In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.01	Second Amendment to Loan and Security Agreement, dated December 1, 2006, among Concur Technologies, Inc., Captura Software, Inc., Outtask LLC and Comerica Bank.	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: February 9, 2007

CONCUR TECHNOLOGIES, INC.

By	/s/ John F. Adair
John F. Adair
Chief Financial Officer