Form 10-Q
period 2007-03-31
CONCUR TECHNOLOGIES INC
filed 2007-05-08
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission file number: 0-25137

CONCUR TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

State of Incorporation: Delaware

I.R.S. Employer I.D. No.: 91-1608052

Address of principal executive offices:

18400 NE Union Hill Road

Redmond, Washington 98052

Telephone number, including area code: (425) 702-8808

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2007 was 37,757,252.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2007

Concur®, Concur® Expense and Concur® Cliqbook, among others, are registered trademarks and/or registered service marks of Concur or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Revenues:
Subscription	$27,901	$19,236	$53,394	$34,405
Consulting and other	2,949	4,277	6,696	8,375

Total revenues	30,850	23,513	60,090	42,780

Expenses:
Cost of operations	10,910	9,372	21,287	17,626
Sales and marketing	8,058	5,669	15,089	10,424
Systems development and programming	3,739	3,041	7,621	5,264
General and administrative	4,090	3,638	8,697	6,743
Amortization of intangible assets	785	606	1,608	891

Total expenses	27,582	22,326	54,302	40,948

Operating income	3,268	1,187	5,788	1,832
Other income (expense):
Interest income	213	130	395	235
Interest expense	(346)	(218)	(713)	(219)
Other, net	65	(106)	94	(148)

Total other expense, net	(68)	(194)	(224)	(132)

Income before income tax	3,200	993	5,564	1,700
Provision for income tax	1,855	60	3,226	120

Net income	$1,345	$933	$2,338	$1,580

Net income per share available to common stockholders:
Basic	$0.04	$0.03	$0.06	$0.05
Diluted	0.03	0.02	0.06	0.04
Weighted average shares used in computing net income per share:
Basic	37,090	34,889	36,782	34,086
Diluted	40,521	39,399	40,341	38,401

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

	March 31, 2007	September 30, 2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$22,452	$16,334
Accounts receivable, net of allowance of $2,248 and $1,544	21,749	22,734
Prepaid expenses	1,766	1,368
Deferred income taxes, net	2,710	2,759
Other current assets	6,754	5,883

Total current assets	55,431	49,078

Property and equipment, net	23,386	20,429
Intangible assets, net of amortization	11,961	13,570
Goodwill	65,628	65,628
Deferred income tax assets, net	21,738	24,839
Deposits and other long-term assets	8,975	7,775

Total assets	$187,119	$181,319

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$4,059	$2,551
Accrued compensation	5,770	5,052
Acquisition-related liabilities	883	8,826
Other accrued liabilities	3,596	3,415
Current portion of long-term debt	3,500	3,312
Current portion of deferred rent	347	240
Current portion of deferred revenues	19,457	15,974

Total current liabilities	37,612	39,370

Long-term debt, net of current portion	12,120	13,520
Deferred rent, net of current portion	2,643	2,827
Deferred revenues, net of current portion	8,360	8,208

Total liabilities	60,735	63,925

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share; Authorized shares: 5,000; No shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized shares: 60,000; Shares issued and outstanding: 37,715 and 36,142; Issuable shares: 0 and 284	38	36
Additional paid-in capital	293,802	287,382
Accumulated deficit	(167,899)	(170,237)
Accumulated other comprehensive income	443	213

Total stockholders’ equity	126,384	117,394

Total liabilities and stockholders’ equity	$187,119	$181,319

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Operating activities:
Net income	$1,345	$933	$2,338	$1,580
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	785	606	1,608	891
Depreciation	2,141	1,232	4,073	2,318
Provision for allowance for accounts receivable	493	366	786	989
Share-based compensation expense	1,069	1,171	2,297	1,972
Deferred income taxes	1,887	—	3,150	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	569	(3,200)	231	(5,205)
Prepaid expenses, deposits and other assets	(1,745)	(1,203)	(2,429)	(2,603)
Accounts payable	(145)	1,082	31	2,162
Accrued liabilities	3,031	385	599	(833)
Deferred revenues	1,355	1,306	3,625	2,876

Net cash provided by operating activities	10,785	2,678	16,309	4,147

Investing activities:
Purchases of property and equipment	(3,075)	(2,600)	(5,539)	(4,911)
Payments for acquisition, net of cash acquired	(7,750)	(22,508)	(7,750)	(22,508)

Net cash used in investing activities	(10,825)	(25,108)	(13,289)	(27,419)

Financing activities:
Proceeds from borrowings	—	18,000	—	18,000
Proceeds from issuance of common stock from exercise of stock options	5,033	2,165	5,511	2,707
Proceeds from issuance of common stock from employee stock purchase plan	231	212	419	414
Payments on repurchase of common stock	(1,853)	—	(1,853)	—
Repayments on borrowing	(595)	(629)	(1,212)	(629)

Net cash provided by financing activities	2,816	19,748	2,865	20,492

Effect of foreign currency exchange rate changes on cash and cash equivalents	6	—	233	(82)

Net increase (decrease) in cash and cash equivalents	2,782	(2,682)	6,118	(2,862)
Cash and cash equivalents at beginning of period	19,670	16,022	16,334	16,202

Cash and cash equivalents at end of period	$22,452	$13,340	$22,452	$13,340

Supplemental cash flow information:
Cash paid for interest	$81	$110	$358	$111
Stock and options issued in connection with acquisition	—	39,900	—	39,900

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE 1. DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

Concur Technologies, Inc. (“Concur”) is a leading provider of on-demand business services and software solutions that automate Corporate Travel and Expense Management. Throughout these unaudited financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our.” Our core purpose is to use innovation to help customers drive down their costs by seamlessly uniting online travel booking with automated expense reporting, streamline meeting management and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our services and software are designed to reduce operating costs, improve internal controls and enable business to gain greater insight into their spending patterns through comprehensive analytics.

Our flagship services are Concur® Expense, our expense reporting solution, Cliqbook® Travel, our corporate travel management solution, consisting of services and software for automating the travel and entertainment expense management processes and Concur® Vendor Payment, our solution to optimize the process of managing vendor payments. We also offer value-added services and software that are integrated with Concur® Expense and Cliqbook® Travel, as well as consulting, customer support and training for our customers.

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

Impairment of Goodwill

We test goodwill for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”). SFAS 142 requires that goodwill not be amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We conducted our most recent test for impairment as of March 31, 2007, and we determined that goodwill was not impaired.

Recently Adopted Accounting Pronouncements

Accounting Changes and Error Corrections

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and we adopted SFAS 154 in the first quarter of fiscal 2007. Our adoption of SFAS 154 did not result in any material impact on our results of operations and financial condition.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. We adopted SAB 108 during the first quarter of fiscal year ending September 30, 2007. Our adoption of SAB 108 did not result in any material impact on our results of operations and financial condition.

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with

SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we are required to adopt FIN 48 in the first quarter of fiscal year ending September 30, 2008. We are currently evaluating the effect of FIN 48.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 in the first quarter of fiscal year ending September 30, 2009. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 159 in the first quarter of fiscal year ending September 30, 2009. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

NOTE 3. NET INCOME PER SHARE

We calculate basic net income per share by dividing net income by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted net income per share by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect from stock-based compensation plans and warrants during the period, under the treasury stock method. The following table presents the computation of basic and diluted net income per share:

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income	$1,345	$933	$2,338	$1,580
Weighted average number of shares outstanding:
Basic	37,090	34,889	36,782	34,086
Dilutive effect of share-based compensation plans (1)	3,431	4,510	3,559	4,315

Diluted	40,521	39,399	40,341	38,401

Net income per share available to common stockholders:
Basic	$0.04	$0.03	$0.06	$0.05
Diluted	0.03	0.02	0.06	0.04

(1)	For the three and six months ended March 31, 2007, we excluded 0.5 million and 0.9 million options to purchase Concur stock from the calculations of diluted earnings per share, and for the three and six months ended March 31, 2006, we excluded 1.0 million and 0.7 million options. We excluded these options because the exercise price for those options was above the average market price of our stock and including these options in the diluted earning per share calculation would have had an anti-dilutive effect.

NOTE 4. BUSINESS ACQUISITION

On January 23, 2006, we acquired all the outstanding shares of Outtask, Inc. (“Outtask”), a privately held company based in Alexandria, Virginia. Outtask was a “Software as a Service” provider, delivering employee-facing applications for travel and expense management to corporate customers. We acquired Outtask to expand our on-

demand Corporate Expense Management suite, in particular by offering clients a corporate travel management service, Cliqbook. We have accounted for this acquisition as a purchase business combination.

We have included Outtask’s operating results in our consolidated statement of operations from the date of the acquisition. We present pro forma results of operations for Outtask because the effect of this acquisition was material to Concur on a standalone basis.

Under the terms of the agreement, the total purchase consideration was $76.8 million, which consists of the following components:

Purchase Consideration
(in millions)
Cash paid	$23.4
Equity, common stock issued (1.7 million shares)	26.0
Equity, options (1.3 million options)	13.9
Acquisition-related transaction costs	3.1

Total initial consideration	66.4

Contingent cash	6.3
Equity, common stock issuable (284 thousand shares)	4.1

Total contingent consideration	10.4

Total	$76.8

The initial consideration totaled $66.4 million and the contingent consideration totaled $10.4 million. The contingent consideration was subject to the satisfaction of combined company performance metrics as of September 30, 2006, as well as other factors, as set forth in the definitive merger agreement.

In February 2007, we made a cash payment of $7.8 million to the shareholders of Outtask, which included $6.3 million for the contingent consideration, and we issued 284 thousand shares of common stock previously recorded as common stock issuable. As of March 31, 2007, approximately $0.9 million of cash consideration remains held back and is recorded in Acquisition-related liabilities on our consolidated balance sheet.

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

Intangible assets

Intangible assets include trade name and trademarks, technology, non-compete agreements and customer relationships. We estimated the fair value of intangible assets using the income approach, including the excess earnings methodology, to value these identifiable intangible assets which are subject to amortization. These estimates are the responsibility of management. The following table presents the components of these intangible assets as of March 31, 2007:

Description	Revised Fair Value	Accumulated Amortization	Net Book Value as of March 31, 2007	Weighted Average Useful Life (in years)
	(in thousands)
Trade name and trademarks	$200	$200	$—	1.0
Technology	6,200	1,187	5,013	5.5
Non-compete agreements	200	119	81	2.0
Customer relationships	7,300	813	6,487	10.8

Total	$13,900	$2,319	$11,581

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

Pro Forma Results

The unaudited financial information in the table below summarizes the results of operations for Concur and Outtask combined, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The unaudited pro forma financial information for the three and six months ended March 31, 2006, combines Concur’s results for that period with the results of Outtask for the period from October 1, 2005, through March 31, 2006. The following table presents the pro forma financial information for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented:

Pro Forma Results	Three months ended March 31, 2006	Six months ended March 31, 2006
	(in thousands, except per share amounts)
Revenues	$24,529	$47,604
Net income	426	547
Net income per share	$0.01	$0.01

NOTE 5. INTANGIBLE ASSETS

Our intangible assets arise from our business acquisitions, which include Captura Software, Inc. (July 2002) and Outtask (January 2006). The following table presents the gross and net carrying amount of our intangible assets as of March 31, 2007, and September 30, 2006:

Acquired intangible assets	March 31, 2007	September 30, 2006
	(in thousands)
Gross carrying amount	$19,600	$19,600
Accumulated amortization	(7,639)	(6,030)

Acquired intangible asset, net	$11,961	$13,570

For the three and six months ended March 31, 2007, we recorded amortization expense of $0.8 million and $1.6 million in our consolidated statements of operations, and $0.6 million and $0.9 million for the three and six months ended March 31, 2006.

NOTE 6. DEBT

The following table presents the components of our debt outstanding as of March 31, 2007, and September 30, 2006:

Debt	March 31, 2007	September 30, 2006
	(in thousands)
Capital lease	$—	$22
Bank revolving credit facility	4,000	4,000
Bank term loan	11,620	12,810

Total debt	15,620	16,832
Current portion	3,500	3,312

Long-term debt, excluding current portion	$12,120	$13,520

In January 2006, we entered into a $22.0 million secured amended and restated loan and security agreement (“Loan Agreement”) with a bank. The Loan Agreement established a $14.0 million five year term loan and an $8.0 million line of credit. The Loan Agreement is secured by pledges of our stock, and guarantees of our subsidiaries and security interests in substantially all of our assets. The Loan Agreement replaced a loan agreement that provided us with a $6.5 million revolving line of credit, consisting of $4.0 million to fund working capital needs and $2.5 million to fund equipment purchases.

We used the proceeds of $14.0 million from the term loan to fund our acquisition of Outtask. The term loan matures on March 31, 2010. We may make prepayments on advances under the term loan without penalty, provided we pay accrued interest through the payment date. The term loan is amortized over five years and requires minimum payments throughout its term. These scheduled minimum payments are approximately $0.7 million per quarter in 2007 through 2009, and approximately $0.8 million per quarter in 2010. The interest rate on the term loan is equal to the bank’s prime rate plus a range of 0% to 1.25% or the London Interbank Offered Rate (“LIBOR”) plus a range of 2.75% to 3.50%.

We may use the proceeds from the revolving line of credit for working capital, to pay transaction costs of the Loan Agreement, to finance repurchases of our capital stock subject to certain limitations and for permitted capital expenditures, among other things. The revolving credit facility under the Loan Agreement has been extended from time to time and currently matures in December 2008. We may make prepayments on advances under the revolving line of credit without penalty, provided we pay accrued interest through the payment date. As the loan agreement is a revolving credit facility, there are no scheduled minimum principal repayments. The interest rate on the advances under the revolving credit facility is equal to the bank’s prime rate plus a range of 0.50% to 1.00%, or LIBOR plus a range of 2.75% to 3.25%.

The Loan Agreement includes without limitation, certain restrictions on the use of proceeds and requires compliance with certain financial covenants (including interest coverage; minimum earnings before interest tax; depreciation and amortization (“EBITDA”); and a ratio of total indebtedness to EBITDA). The Loan Agreement also requires compliance with other covenants which limit our ability, without first obtaining written consent of the bank, to consummate a sale of assets, make changes in our capital structure and pay out dividends.

In the event of a default under the Loan Agreement, the bank may terminate the commitments made under the loan agreement, declare amounts outstanding, including interest and fees, payable immediately and enforce other rights and interests under the agreement and applicable law.

As of March 31, 2007, and September 30, 2006, we were in compliance with all loan covenants as required and there were no compensating balances required for the term loan or the revolving credit facility.

NOTE 7. INCOME TAXES

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
	(in thousands, except percentage data)		(in thousands, except percentage data)
Provision for income tax	$1,855	$60	$3,226	$120
Effective tax rate	58.0%	6.0%	58.0%	7.1%

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, ongoing, prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Our effective tax rate for the three months ended March 31, 2007, differs from the U.S. statutory rate primarily due to the deferred tax valuation allowance on our foreign subsidiaries. Our effective tax rate is also affected by share-based compensation and other non-deductible expenses.

As of March 31, 2007, we believed it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet will ultimately be recovered. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

NOTE 8. SHARE-BASED COMPENSATION

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”). As of March 31, 2007, we had approximately 3.1 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our Employee Stock Purchase Plan (“ESPP”).

Our prior share-based compensation programs included incentive stock options and non-statutory stock options granted under various plans, which were approved by the Board of Directors. Stock options under these plans generally vest one to four years after the grant date and expire ten years after the grant date. No further issuances will be made under the prior share based compensation programs.

On October 1, 2005, we adopted the provisions of SFAS No. 123R, Share-based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for the three and six months ended March 31, 2007, includes compensation expense for all share-based compensation awards granted prior to, but not vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Share-based compensation expense for all share-based compensation awards granted subsequent to September 30, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for all equity awards on a straight line basis over the vesting term of the award, net of estimated forfeitures.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards and subsequent events are not indicative of the reasonableness of our original estimates of fair value. In determining the estimated forfeiture rates for share-based awards, we periodically conduct an assessment of the actual number of share awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of share awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

We have calculated an additional paid in capital (“APIC”) pool pursuant to the provisions of SFAS 123R. The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our consolidated statements of operations. For the three and six months ended March 31, 2007 and 2006, we did not record any tax deficiencies against the APIC pool. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive income per share. The adoption of SFAS 123R did not have a material impact on our dilutive shares.

The following table presents our share-based compensation expense resulting from stock options that we recorded in our Consolidated Statement of Operations for the three and six months ended March 31, 2007 and 2006. We have excluded options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask from all tables because they are non-compensatory:

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Cost of Operations	$328	$312	$650	$519
Sales and Marketing	225	457	608	745
Systems Development and Programming	173	80	348	124
General and Administrative	343	322	691	584

Total	$1,069	$1,171	$2,297	$1,972

Net cash proceeds from the exercise of stock options were $5.0 million and $5.5 million for the three and six months ended March 31, 2007, and $2.2 million and $2.7 million for the three and six months ended March 31, 2006. For the three and six months ended March 31, 2007 and 2006, we did not realize any income tax benefit from stock option exercises. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

During the three and six months end March 31, 2007, we did not grant any new stock option awards. The following table presents our estimated fair value of stock option awards using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended March 31, 2006:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
	(in thousands, except interest rate)
Expected life (in years)	4.7	4.7
Interest rate	4.6%	4.4%
Volatility	0.66	0.64
Dividend yield	—	—
Weighted average fair value at grant date	$9.05	$7.41

For the three and six months ended March 31, 2006, our computation of the expected volatility was based upon historical volatility. Our computation of expected life is based on historical exercise patterns, which includes expected forfeitures. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents our stock option activity, including fully-vested options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask, for the six months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share amounts)
Outstanding at September 30, 2006	7,126	$7.08	—	—
Grants	—	—	—	—
Exercises	(1,375)	4.01	—	—
Forfeiture or expirations	(96)	15.64	—	—

Outstanding at March 31, 2007	5,655	7.68	5.71	$56,236
Exercisable at March 31, 2007	4,459	6.55	5.03	49,596

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our first quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. Changes in the intrinsic value are based on fluctuations in the fair market value of our common stock. For the six months ended March 31, 2007, the total intrinsic value of options exercised was $17.7 million.

In March 2007, we granted 117 thousand RSUs with a weighted average grant-date fair value of $16.52 per unit. Prior to March 2007, there were no RSUs granted or outstanding.

As of March 31, 2007, we expect $5.5 million of total unrecognized compensation costs related to non-vested stock options and RSUs to be recognized over a weighted average period of 1.3 years. For the six months ended March 31, 2007, the total fair value of options and RSUs vested was $2.7 million, as compared to $1.8 million for the six months ended in March 31, 2006.

NOTE 9. COMPREHENSIVE INCOME

The following table presents the components of our comprehensive income (loss):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income	$1,345	$933	$2,338	$1,580
Other comprehensive income (loss):
Foreign currency translation adjustments	8	—	230	(114)

Total comprehensive income	$1,353	$933	$2,568	$1,466

NOTE 10. INDUSTRY SEGMENT

We operate in and report on one segment (Corporate Travel and Expense Management services) based upon the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information .

We market our services and products primarily in the United States and operate in a single industry segment. For the three and six months ended March 31, 2007 and 2006, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	%	2006	%	2007	%	2006	%
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$27,107	87.9%	$20,725	88.1%	$52,826	87.9%	$37,595	87.9%
Europe	2,680	8.7%	1,986	8.5%	4,997	8.3%	3,463	8.1%
Other	1,063	3.4%	802	3.4%	2,267	3.8%	1,722	4.0%

Total revenues	$30,850	100.0%	$23,513	100.0%	$60,090	100.0%	$42,780	100.0%

NOTE 11. CONTINGENCIES

Litigation

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated for pre-trial purposes with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In October 2002, Concur’s officers were dismissed as defendants in the lawsuit. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement agreement would dispose of all remaining claims against us without any admission of wrongdoing. In February 2005, the proposed settlement was preliminarily approved by the district court overseeing these litigations. In December 2006, the United States Court of Appeals for the Second Circuit issued a decision reversing the district court’s finding that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but allowed that plaintiffs might ask the district court to certify a more limited class. It is not clear yet what impact, if any, the Second Circuit’s decision will have on the proposed settlement agreement. There is no guarantee that the parties or the court will finalize the proposed settlement. Should the parties and the court fail to finalize the proposed settlement, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

Overview

Concur Technologies, Inc. (“Concur”) is a leading provider of on-demand business services and software solutions that automate Corporate Travel and Expense Management. Throughout these unaudited financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our.” Our core purpose is to use innovation to help customers drive down their costs by seamlessly uniting online travel booking with automated expense reporting, streamline meeting management and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our services and software are designed to reduce operating costs, improve internal controls and enable business to gain greater insight into their spending patterns through comprehensive analytics.

Our flagship services are Concur® Expense, our expense reporting solution, Cliqbook® Travel, our corporate travel management solution, consisting of services and software for automating the travel and entertainment expense management processes and Concur® Vendor Payment, our solution to optimize the process of managing vendor payments. We also offer value-added services and software that are integrated with Concur® Expense and Cliqbook® Travel, as well as consulting, customer support and training for our customers.

We offer solutions through flexible delivery models that range from highly configurable to standardized. We sell these solutions primarily as subscription services. We market and sell our solutions worldwide through our direct sales organization and indirect distribution channels such as strategic resellers.

We generate our revenues from the delivery of subscription services, consulting services and, to a lesser extent, the sale of software licenses. Subscription revenues as a percentage of total revenue increased to 90.4% for the three months and 88.9% for the six months ended March 31, 2007, from 81.8% and 80.4% during the same period in 2006. This reflects our strategic shift to emphasize sales of subscription services rather than software license. Generally, our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer.

Our strategic focus in fiscal 2007 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in fiscal 2007, compared to fiscal 2006, on both an absolute basis and as a percentage of total revenues, due to anticipated growth in demand. We expect our sales and marketing expenses to increase on both an absolute basis and as a percentage of revenues in fiscal 2007, compared to fiscal 2006, primarily reflecting our continued emphasis on growing our sales and marketing headcount to support expected demand and create additional awareness in our target market.

We operate in and report on one segment: corporate travel and expense management services and software.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006

Selected Financial Data

The following table presents financial data derived from our unaudited statements of operations as a percentage of total revenues for the periods indicated.

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Revenues:
Subscription	90.4%	81.8%	88.9%	80.4%
Consulting and other	9.6	18.2	11.1	19.6

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Cost of operations	35.4	39.9	35.4	41.2
Sales and marketing	26.1	24.1	25.1	24.4
Systems development and programming	12.1	12.9	12.7	12.3
General and administrative	13.3	15.5	14.5	15.8
Amortization of intangible assets	2.5	2.6	2.7	2.1

Total expenses	89.4	95.0	90.4	95.8

Operating income	10.6	5.0	9.6	4.2

Other income (expense):
Interest income	0.7	0.6	0.7	0.5
Interest expense	(1.1)	(0.9)	(1.2)	(0.5)
Other, net	0.2	(0.5)	0.2	(0.3)

Total other expense, net	(0.2)	(0.8)	(0.3)	(0.3)

Income before income tax	10.4	4.2	9.3	3.9
Provision for income tax	6.0	0.2	5.4	0.2

Net income	4.4%	4.0%	3.9%	3.7%

Results of Operations

Revenues

	Three months ended March 31,			Six months ended March 31,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentage data)			(in thousands, except percentage data)
Subscription	$27,901	$19,236	45.0%	$53,394	$34,405	55.2%
Consulting and other	2,949	4,277	(31.0)%	6,696	8,375	(20.0)%

Total Revenues	$30,850	$23,513	31.2%	$60,090	$42,780	40.5%

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	%	2006	%	2007	%	2006	%
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$27,107	87.9%	$20,725	88.1%	$52,826	87.9%	$37,595	87.9%
Europe	2,680	8.7%	1,986	8.5%	4,997	8.3%	3,463	8.1%
Other	1,063	3.4%	802	3.4%	2,267	3.8%	1,722	4.0%

Total revenues	$30,850	100.0%	$23,513	100.0%	$60,090	100.0%	$42,780	100.0%

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

Subscription revenues increased for the three and six months ended March 31, 2007, compared to the same period in 2006. Revenues from subscription services contributed approximately 102.9% and 102.5% of the absolute dollar increase for the three and six months ended March 31, 2007, compared to the same periods in 2006. An increase in the number of customers for our subscription services was the main reason for the increase. The growth in customers reflects a continuing trend of increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion is due primarily to the market’s continued and growing awareness of our travel and expense management services and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

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

Consulting and other revenues decreased for the three and six months ended March 31, 2007, compared to the same periods in fiscal 2006. This was primarily due to a decrease in demand for consulting services as a result of fewer upgrades and enhancements for existing customers as virtually all of our new customers and existing on-premise license customers utilize our subscription services.

We anticipate that consulting and other revenues in fiscal 2007 will fluctuate on a quarterly basis but be lower for fiscal 2007, compared to fiscal 2006, in absolute dollars and as a percentage of revenues, primarily as a result of fewer existing customers upgrading their license software, fewer new customers purchasing licensed software, the continued growth of subscription revenues, and a continued shift in demand from a licensed software to a subscription services.

International Revenues. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

	Three months ended March 31,			Six months ended March 31,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentage data)			(in thousands, except percentage data)
Cost of operations	$10,910	$9,372	16.4%	$21,287	$17,626	20.8%
Sales and marketing	8,058	5,669	42.1%	15,089	10,424	44.8%
Systems development and programming	3,739	3,041	23.0%	7,621	5,264	44.8%
General and administrative	4,090	3,638	12.4%	8,697	6,743	29.0%
Amortization of intangible assets	785	606	29.5%	1,608	891	80.5%

Total operating expenses	$27,582	$22,326	23.5%	$54,302	$40,948	32.6%

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

Cost of operations expenses as a percentage of total revenues decreased to 35.4% for both the three and six months ended March 31, 2007, from 39.9% and 41.2% for the same periods in 2006. Costs of operations expense increased by 16.4%, or $1.5 million, for the three months ended March 31, 2007, and 20.8%, or $3.7 million, for the six months ended March 31, 2007, compared to the same periods in 2006. Total salaries and related expenses increased 5.3%, or $0.3 million, for the three months March 31, 2007, and 16.1%, or $1.8 million, for the six months ended March 31, 2007, compared to the same periods in 2006. This was primarily due to an increase in personnel count. Co-location and related telecommunications costs and amortization of deferred set-up costs that we incur in connection with our subscription services increased by 46.3%, or $0.8 million, for the three months ended March 31, 2007, and 33.6%, or $1.2 million, for the six months ended March 31, 2007, compared to the same periods in 2006. This increase was due primarily to organic growth in our subscription business and the acquisition of Outtask. Fees paid to third parties for referrals and royalties increased by 22.2%, or $0.2 million, for the three months March 31, 2007, and 28.6%, or $0.4 million, for the six months ended March 31, 2007, compared to the same periods in 2006. These increases were due to increases in the amount of business generated through reseller partners for subscription-based sales. In addition, depreciation, professional fees and other increased by 28.1%, or $0.3 million, for the three months March 31, 2007, and 15.7%, or $0.4 million, for the six months ended March 31, 2007, compared to the same periods in 2006.

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

Sales and marketing expenses as a percentage of total revenues increased to 26.1% and 25.1% for the three and six months ended March 31, 2007, from 24.1% and 24.4% for the same periods in 2006. Sales and marketing expenses increased by 42.1%, or $2.4 million, for the three months ended March 31, 2007, and 44.8%, or $4.7 million, for the six months ended March 31, 2007, compared to the same periods in 2006. Total salaries and related expenses increased by 39.4%, or $1.8 million for the three months ended March 31, 2007, and 45.7%, or $3.7 million, for the six months ended March 31, 2007, compared to the same periods in 2006. Allocated overhead costs, driven primarily by increases in personnel count, including the acquisition of Outtask, increased by 47.2%, or $0.2 million, for the three months ended March 31, 2007, and 39.9%, or $0.3 million, for the six month ended March 31, 2007, compared to the same periods in 2006. Costs for advertising, trade shows and other promotional activities increased by 78.6%, or $0.3 million, for the three months ended March 31, 2007, and 66.3%, or $0.5 million, for the six months ended March 31, 2007, compared to the same periods in 2006.

We expect sales and marketing expenses in fiscal 2007 to increase as a percentage of revenue and in absolute dollars compared to fiscal 2006, driven primarily by an increase in the number of sales and marketing personnel. This increase in sales and marketing personnel reflects a key part of our strategic focus in fiscal 2007, which is to ensure that our sales and marketing efforts expand to support expected demand and to create additional awareness in our target market.

Systems Development and Programming Costs. Systems development and programming costs consist of salaries and related expenses and allocated overhead costs associated with employees and contractors engaged in software engineering, program management and quality assurance.

Systems development and programming costs decreased as a percentage of total revenues to 12.1% for the three months ended March 31, 2007, and increased to 12.7% for the six months ended March 31, 2007, from 12.9% and 12.3% for the same periods in 2006. Systems development and programming costs increased by 23.0%, or $0.7 million, for the three months ended March 31, 2007, and 44.8%, or $2.4 million, for the six months ended March 31, 2007, compared to same periods in 2006. Salaries and related expenses increased by 4.2%, or $0.1 million, for the three months ended March 31, 2007, and 29.5%, or $0.9 million, for the six month ended March 31, 2007, comparable to the same periods in 2006. Depreciation, facilities and overhead allocation expense increased by 87.0%, or $0.6 million, for the three months ended March 31, 2007, and 95.4%, or $1.2 million, for the six months ended March 31, 1007, compared to the same periods in 2006. In addition, the acquisition of Outtask, professional fees and other contributed to the increase in systems development and programming costs.

In response to growing demand for our subscription services, we have increased the amount of resources focused on developing internal-use software used to provide these services. Under generally accepted accounting principles, costs for corporate software developed or obtained for internal use are required to be capitalized and amortized over their useful lives. During the three and six months ended March 31, 2007, we capitalized $2.2 million and $3.8 million of internal-use software costs.

We anticipate that recognized systems development and programming costs in fiscal 2007 will increase in absolute dollars and remain relatively consistent as a percentage of revenue compared to fiscal 2006.

General and Administrative. General and administrative expenses consist of salaries and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal, information technology and facilities, and, to a lesser extent, miscellaneous costs, such as professional fees and public company regulatory compliance costs.

General and administrative expenses as a percentage of total revenues decreased to 13.3% and 14.5% for the three and six months ended March 31, 2007, from 15.5% and 15.8% for same periods in 2006. General and administrative expense increased by 12.4%, or $0.5 million, for the three months ended March 31, 2007, and 29.0%, or $2.0 million, for the six months ended March 31, 2007, compared to the same periods in 2006. Total salaries and related expenses increased by 8.6%, or $0.2 million, for the three months ended March 31, 2007, and 13.3%, or $0.5 million, for the six months ended March 31, 2007, compared to the same periods in 2006, driven primarily by increases in personnel count related to the growth of our business. Professional fees increased by 101.7%, or $0.3 million, for the three months ended March 31, 2007, and 61.1%, or $0.6 million, for the six months ended March 31, 2007, compared to the same periods in 2006. Depreciation, facilities and overhead allocation and other expenses were flat for the three months ended March 31, 2007, and increased by 37.7%, or $0.7 million, for the six months ended March 31, 2007, compared to the same periods in 2006.

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

Interest Income, Interest Expense and Other

	Three months ended March 31,			Six months ended March 31,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentage data)			(in thousands, except percentage data)
Other income (expense):
Interest income	$213	$130	63.8%	$395	$235	68.1%
Interest expense	(346)	(218)	58.7%	(713)	(219)	225.6%
Other	65	(106)	(161.3)%	94	(148)	(163.5)%

Total other expense, net	$(68)	$(194)	(64.9%)	$(224)	$(132)	69.7%

Interest Income, Interest Expense and other. Interest income increased for the three and six months ended March 31, 2007, compared to the same periods in 2006, which reflects higher short term interest rates and higher levels of interest-earning cash and cash equivalent investments. Interest expense increased for the three and six months ended March 31, 2007, compared to the same periods in 2006, due to debt financing used to fund the acquisition of Outtask.

Provision for Income Taxes

	Three months ended March 31,			Six months ended March 31,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentage data)			(in thousands, except percentage data)
Provision for income tax	$1,855	$60	2,991.7%	$3,226	$120	2,588.3%

We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

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

Financial Condition

Our total assets increased by 3.2%, or, $5.8 million, to $187.1 million at March 31, 2007, from $181.3 million at September 30, 2006. Our cash and cash equivalents increased by 38.0%, or $6.2 million, to $22.5 million at March 31, 2007, from $16.3 million at September 30, 2006. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Our accounts receivable balances, net of allowances of $2.2 million and $1.5 million, were $21.7 million at March 31, 2007, and $22.7 million at September 30, 2006, representing a decrease of 4.3%, or $1.0 million. Our property and equipment, net of accumulated depreciation, increased to $23.4 million at March 31, 2007, from $20.4 million at September 30, 2006.

Our total current liabilities decreased by 4.5%, or $1.8 million, to $37.6 million at March 31, 2007, from $39.4 million at September 30, 2006. The current portion of deferred revenues increased by $3.5 million, driven by growth in our customer base for our subscription services offerings over the period. Accrued compensation increased $0.7 million, which was related to the accrual of year-end bonuses for the fiscal year ending September 30, 2007.

Our common stock and additional paid in capital increased by 2.2%, or $6.4 million, to $293.8 million at March 31, 2007, from $287.4 million at September 30, 2006. The increase was primarily due to proceeds received from the exercise of stock options under our stock-based compensation plans and the sale of stock under our employee stock purchase plan net of stock repurchased for the six months ended March 31, 2007.

Liquidity and Capital Resources

Our available sources of liquidity as of March 31, 2007, consisted principally of cash and cash equivalents totaling $22.5 million. We have a revolving credit line and equipment purchase facility available, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our subscription and license customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $10.8 million and $16.3 million for the three and six months ended March 31, 2007, compared to $2.7 million and $4.1 million for the same periods in 2006. The increase in cash provided by operating activities during the three and six months ended March 31, 2007, compared to the same periods in 2006, was primarily due to an increase in earnings and net increase in our operating assets and liabilities.

Our investing activities relate to the purchase of property and equipment of $3.1 million and $5.5 million for the three and six months ended March 31, 2007, and $2.6 million and $4.9 million for the same periods in 2006. These amounts consisted mainly of computer equipment and software purchases, as well as amounts capitalized for the development of software used internally.

Our financing activities came from the issuance of stock from the exercise of stock options for the three and six months ended March 31, 2007 and 2006, which was partially offset by the repurchase of our common stock and repayment of debt for the three and six months ended March 31, 2007.

In January 2006, we entered into a $22.0 million secured amended and restated loan and security agreement (“Loan Agreement”) with a bank. The Loan Agreement established a $14.0 million five year term loan to fund the acquisition of Outtask and an $8.0 million line of credit. The Loan Agreement is secured by pledges of our stock and guarantees of our subsidiaries and security interests in substantially all of our assets. The Loan Agreement replaced a loan agreement that provided us with a $6.5 million revolving line of credit, consisting of $4.0 million to fund working capital needs and $2.5 million to fund equipment purchases.

We used the proceeds of $14.0 million from the term loan to fund our acquisition of Outtask in January 2006. The term loan matures on March 31, 2010. We may make prepayments on advances under the term loan without penalty, provided we pay accrued interest through the payment date. The term loan is amortized over five years and requires minimum payments throughout its term. These scheduled minimum payments are approximately $0.7 million per quarter in 2007 through 2009, and approximately $0.8 million in 2010. The interest rate on the term loan is equal to the bank’s prime rate plus a range of 0% to 1.25% or the London Interbank Offered Rate (“LIBOR”) plus a range of 2.75% to 3.5% and matures on March 31, 2010.

We may use the proceeds from the revolving line of credit for working capital, to pay transaction costs of the Loan Agreement, to finance repurchases of our capital stock subject to certain limitations and for permitted capital expenditures, among other things. The revolving credit facility under the Loan Agreement has been extended from time to time and currently matures in December 2008. We may make prepayments on advances under the revolving line of credit without penalty, provided we pay accrued interest through the payment date. As the loan agreement is a revolving credit facility, there are no scheduled minimum principal repayments. The interest rate on the advances under the revolving credit facility is equal to the bank’s prime rate plus a range of 0.50% to 1.00% or LIBOR plus a range of 2.75% to 3.25%.

The Loan Agreement includes certain covenants, including, without limitation, certain restrictions on the use of proceeds and compliance with certain financial covenants (including interest coverage; minimum earnings before interest tax, depreciation and amortization (“EBITDA”); and a ratio of total indebtedness to EBITDA). The Loan Agreement also requires compliance with other covenants which limit our ability, without first obtaining written consent of the bank, to consummate a sale of assets, make changes in our capital structure and pay out dividends.

In the event of a default under the Loan Agreement, the bank may terminate the commitments made under the loan agreement, declare amounts outstanding, including interest and fees, payable immediately and enforce other rights and interests under the agreement and applicable law.

As of March 31, 2007, and September 30, 2006, we were in compliance with all loan covenants as required and there were no compensating balances required for the term loan or the revolving credit facility.

As of March 31, 2007, we had $15.6 million outstanding on the term loan and the line of credit, compared to $16.8 million outstanding on the term loan and line of credit at September 30, 2006.

In January 2005, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to two million shares of our outstanding common stock over a two-year period expiring in January 2007. Repurchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices and repurchased shares will be retired. In September 2006, our Board of Directors extended the Repurchase Program for an additional two year period expiring in January 2009 and increased the number of shares eligible for repurchase by an additional two million shares. During the three months ended March 31, 2007, we repurchased and retired 114,347 shares of our outstanding common stock under the Repurchase Program. We did not repurchase or retire any shares of our outstanding common stock under the Repurchase Program during the three and six months ended March 31, 2006. As of March 31, 2007, 2.6 million shares remained eligible for repurchase under the Repurchase Program.

In June 2006, we filed registration statement on Form S-3 with the Securities and Exchange Commission. Under the shelf registration statement, Concur may issue common stock, preferred stock, debt securities, or warrants in an aggregate amount of $150.0 million.

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

Internal-Use Software

We capitalize certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). We capitalize software development costs when application development begins and it is probable that the project will be completed and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs including share-based compensation for employees who are directly associated with internal use computer software projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratably amortized, using the straight-line method, over the estimated useful lives of the related applications which typically range from two to five years. Our judgment as to which costs to capitalize, when to begin capitalizing such costs and what period to amortize the costs over, may materially affect our results of operations.

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

As of March 31, 2007, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of the valuation allowance will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not probable.

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

Our credit facility bears interest at floating rates we select under the terms of the Loan Agreement. As of March 31, 2007, we had $11.6 million outstanding on our term-loan agreement and $4.0 million outstanding on our line of credit. Neither of the instruments are hedged with an interest rate swap. On an annual basis, a 100 basis point change in interest rates would result in a change of approximately $0.2 million to annual interest expense, based upon net variable rate borrowings of $15.6 million.

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

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed: (a) to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure; and (b) to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective for the purpose described above as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in “internal control over financial reporting” as of the end of the most recently completed fiscal quarter and disclose any change that had a material effect or is reasonably likely to have a material effect on internal control over financial reporting. “Internal control over financial reporting” is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits filed in the United States District Court for the Southern District of New York based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated for pre-trial purposes with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In October 2002, Concur’s officers were dismissed as defendants in the lawsuit. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement agreement would dispose of all remaining claims against us without any admission of wrongdoing. In February 2005, the proposed settlement was preliminarily approved by the district court overseeing these litigations. In December 2006, the United States Court of Appeals for the Second Circuit issued a decision reversing the district court’s finding that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but allowed that plaintiffs might ask the district court to certify a more limited class. It is not clear yet what impact, if any, the Second Circuit’s decision will have on the proposed settlement agreement. There is no guarantee that the parties or the court will finalize the proposed settlement. Should the parties and the court fail to finalize the proposed settlement, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

Because Sales Of Two Of Our Solutions Account For 86% Of Our Total Revenues, A Material Decrease In Demand For Either Of These Solutions Could Substantially Harm Our Results Of Operations.

We generated 86% of our total revenues for the six months ended March 31, 2007, from our Concur Expense and Cliqbook Travel services and software. We expect such services and software to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of our Concur Expense and Cliqbook Travel solutions and our revenues would decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop travel and expense management products that achieve greater market acceptance, or we do not keep up with technological advancements in services and software platforms, delivery models or product features. There can be no assurance that our services and software solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

Our Business Model Continues To Evolve, Which Makes Our Operations And Prospects Difficult To Evaluate.

Our business model continues to evolve and is therefore subject to many risks. We anticipate that our future financial performance and revenue growth will depend upon the growth of our subscription services. Subscription revenues represented 89% of our total revenues for the six months ended March 31, 2007. We expect subscription revenues to represent a large majority of our total revenues for the foreseeable future and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our services. As a result, we have invested significantly in infrastructure, operations and strategic relationships to support on-demand subscription services, which represents a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to evaluate.

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

We Depend On Consulting Revenues, Which May Fluctuate Or Decline.

Our consulting and other revenues represented 11% of total revenues for the six months ended March 31, 2007. We anticipate that consulting revenues will continue to represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system deployment and integration, planning, data conversion, training and documentation of procedures. Our consulting revenues could fluctuate or decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

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

The Growth Of The International Component Of Our Business Subjects Us To Additional Risks Associated With Foreign Operations.

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United

States represented 12% of total revenues for the six months ended March 31, 2007. These international operations are subject to many difficulties and incremental costs, including:

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

Software License Revenues Are Volatile, Which Makes Our Operating Results Difficult To Forecast.

Our software license revenues represented 3% of total revenues for the six months ended March 31, 2007. While software license revenues are diminishing as a percent of total revenues, they continue to contribute to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Further, we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer.

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

In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase

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

In September 2006, our Board of Directors extended the Repurchase Program for an additional two year period expiring in January 2009 and increased the number of shares eligible for repurchase by an additional two million shares. During the three months ended March 31, 2007, we repurchased and retired 114,347 shares of our outstanding common stock under the Repurchase Program. As of March 31, 2007, 2.6 million shares remained eligible for repurchase under the Repurchase Program.

A summary of the repurchase activity during the second quarter of 2007 is as follows:

Period	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
January 1-31, 2007				2,705,506
February 1-28, 2007	14,347	$16.27	14,347	2,691,159
March 1-31, 2007	100,000	$16.19	100,000	2,591,159

Total	114,347		114,347

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 Annual Meeting of Stockholders (“Annual Meeting”) on March 14, 2007. At the Annual Meeting, the stockholders elected three Class II directors to serve three year terms, approved management’s proposal to adopt our 2007 Equity Incentive Plan, and ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2007. The table below shows the results of the stockholders’ voting:

	Votes in Favor	Votes Against	Votes Withheld/ Abstentions
Election of Class II Directors
William W. Canfield	28,715,689	N/A	3,307,444
Gordon Eubanks	29,997,272	N/A	2,025,861
Robert T. Abele	29,998,572	N/A	2,024,561
Approval of Management Proposal to Adopt the 2007 Equity Incentive Plan	20,494,413	5,825,637	751,402
Ratification of Independent Registered Public Accounting Firm	31,917,502	82,142	23,489

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: May 8, 2007

CONCUR TECHNOLOGIES, INC.

By	/s/ John F. Adair
John F. Adair
Chief Financial Officer