Form 10-Q
period 2007-06-30
CONCUR TECHNOLOGIES INC
filed 2007-08-08
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2007 was 38,137,068.

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2007

Concur®, Concur® Expense and Concur® Cliqbook, among others, are registered trademarks and/or registered service marks of Concur or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Concur Technologies, Inc.

Consolidated Income Statements

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Revenues:
Subscription	$30,233	$22,385	$83,627	$56,790
Consulting and other	3,037	4,489	9,733	12,863

Total revenues	33,270	26,874	93,360	69,653

Expenses:
Cost of operations	11,037	10,153	32,324	27,779
Sales and marketing	9,380	6,067	24,469	16,491
Systems development and programming	3,766	3,793	11,387	9,057
General and administrative	4,618	3,546	13,315	10,288
Amortization of intangible assets	774	706	2,382	1,597

Total expenses	29,575	24,265	83,877	65,212

Operating income	3,695	2,609	9,483	4,441
Other income (expense):
Interest income	239	130	634	365
Interest expense	(386)	(369)	(1,099)	(588)
Other, net	(3)	69	91	(79)

Total other expense, net	(150)	(170)	(374)	(302)

Income before income tax	3,545	2,439	9,109	4,139
Income tax expense (benefit)	1,784	(29,120)	5,010	(29,000)

Net income	$1,761	$31,559	$4,099	$33,139

Net income per share available to common stockholders:
Basic	$0.05	$0.88	$0.11	$0.96
Diluted	0.04	0.79	0.10	0.85
Weighted average shares used in computing net income per share:
Basic	37,912	35,914	37,159	34,695
Diluted	41,117	39,912	40,618	38,908

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

	June 30, 2007	September 30, 2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$25,185	$16,334
Accounts receivable, net of allowance of $2,405 and $1,544	25,300	22,734
Prepaid expenses	1,601	1,368
Deferred income taxes, net	2,715	2,759
Other current assets	7,852	5,883

Total current assets	62,653	49,078

Property and equipment, net	23,699	20,429
Intangible assets, net of amortization	11,188	13,570
Goodwill	65,628	65,628
Deferred income tax assets, net	19,994	24,839
Deposits and other long-term assets	9,711	7,775

Total assets	$192,873	$181,319

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$4,625	$2,551
Accrued compensation	7,307	5,052
Acquisition-related liabilities	855	8,826
Other accrued liabilities	3,843	3,415
Current portion of long-term debt	6,000	3,312
Current portion of deferred rent	401	240
Current portion of deferred revenues	20,880	15,974

Total current liabilities	43,911	39,370

Long-term debt, net of current portion	5,369	13,520
Deferred rent, net of current portion	2,530	2,827
Deferred revenues, net of current portion	8,847	8,208

Total liabilities	60,657	63,925

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share Authorized shares: 5,000; No shares issued or outstanding	—	—
Common stock, $0.001 par value Authorized shares: 60,000 Shares issued and outstanding: 38,102 and 36,142 Issuable shares: 0 and 284	38	36
Additional paid-in capital	297,701	287,382
Accumulated deficit	(166,138)	(170,237)
Accumulated other comprehensive income	615	213

Total stockholders’ equity	132,216	117,394

Total liabilities and stockholders’ equity	$192,873	$181,319

See notes to consolidated financial statements.

Concur Technologies, Inc.

Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Operating activities:
Net income	$1,761	$31,559	$4,099	$33,139
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	774	706	2,382	1,597
Depreciation	2,412	1,358	6,484	3,676
Provision for doubtful accounts receivable	149	393	935	1,382
Share-based compensation expense	1,694	1,474	3,991	3,446
Deferred income taxes	1,740	(29,085)	4,890	(29,085)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(3,683)	(171)	(3,452)	(5,376)
Prepaid expenses, deposits and other assets	(1,619)	(1,323)	(4,047)	(3,927)
Accounts payable	(582)	(1,669)	(551)	494
Accrued liabilities	4,285	720	4,884	(113)
Deferred revenues	1,901	795	5,526	3,671

Net cash provided by operating activities	8,832	4,757	25,141	8,904

Investing activities:
Purchases of property and equipment	(4,133)	(2,773)	(9,673)	(7,684)
Payments for acquisition, net of cash acquired	—	608	(7,750)	(21,900)

Net cash used in investing activities	(4,133)	(2,165)	(17,423)	(29,584)

Financing activities:
Proceeds from borrowings	11,369	—	11,369	18,000
Proceeds from issuance of common stock from exercise of stock options	1,901	1,469	7,413	4,177
Proceeds from issuance of common stock from employee stock purchase plan	197	191	616	605
Payments on repurchase of common stock	—	—	(1,853)	—
Repayments on borrowing	(15,620)	(630)	(16,832)	(1,260)

Net cash (used in) provided by financing activities	(2,153)	1,030	713	21,522

Effect of foreign currency exchange rate changes on cash and cash equivalents	187	131	420	49

Net increase in cash and cash equivalents	2,733	3,753	8,851	891
Cash and cash equivalents at beginning of period	22,452	13,340	16,334	16,202

Cash and cash equivalents at end of period	$25,185	$17,093	$25,185	$17,093

Supplemental cash flow information:
Cash paid for interest	$630	$373	$988	$484
Stock and options issued in connection with acquisition	—	—	—	39,926
Income tax payments, net	115	22	169	197

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note 1. Description of the Company and Basis of Presentation

Description of the Company

Concur Technologies, Inc. (“Concur”) is a leading provider of on-demand employee spend management services. Throughout these unaudited financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our.” Our core purpose is to use innovation to help customers drive down their costs by seamlessly uniting online travel booking with automated expense reporting, streamline meeting management and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our services and software are designed to reduce operating costs, improve internal controls and enable businesses to gain greater insight into their spending patterns through comprehensive analytics.

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

Recently Adopted Accounting Pronouncements

Accounting Changes and Error Corrections

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and we adopted SFAS 154 in the first quarter of our fiscal year ending September 30, 2007. Our adoption of SFAS 154 did not result in any material impact on our results of operations and financial condition.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. We adopted SAB 108 during the first quarter of our fiscal year ending September 30, 2007. Our adoption of SAB 108 did not result in any material impact on our results of operations and financial condition.

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with

SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we are required to adopt FIN 48 in the first quarter of fiscal year ending September 30, 2008. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 in the first quarter of our fiscal year ending September 30, 2009. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 159 in the first quarter of our fiscal year ending September 30, 2009. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

Note 3. Net Income Per Share

We calculate basic net income per share by dividing net income by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted net income per share by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect from stock-based compensation awards and warrants outstanding during the period, under the treasury stock method. The following table presents the computation of basic and diluted net income per share:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income	$1,761	$31,559	$4,099	$33,139
Weighted average number of shares outstanding:
Basic	37,912	35,914	37,159	34,695
Dilutive effect of share-based compensation plans (1)	3,205	3,998	3,459	4,213

Diluted	41,117	39,912	40,618	38,908

Net income per share available to common stockholders:
Basic	$0.05	$0.88	$0.11	$0.96
Diluted	0.04	0.79	0.10	0.85

(1)	For the three and nine months ended June 30, 2007, we excluded 0.4 million options to purchase Concur common stock from the calculations of diluted earnings per share, and for the three and nine months ended June 30, 2006, we excluded options to purchase 1.2 million and 0.8 million shares. We excluded these options because the exercise price for those options was above the average market price of our stock and including these options in the diluted earning per share calculation would have had an anti-dilutive effect.

Note 4. Business Acquisition

On January 23, 2006, we acquired all the outstanding shares of Outtask, Inc. (“Outtask”), a privately held company based in Alexandria, Virginia. Outtask was a “Software as a Service” provider, delivering employee-facing applications for travel and expense management to corporate customers. We acquired Outtask to expand our on-demand Corporate Expense Management suite, in particular by offering clients a corporate travel management service, Cliqbook. We accounted for this acquisition as a purchase business combination.

We have included Outtask’s operating results in our consolidated income statements from the date of the acquisition. We present pro forma results of operations for Outtask because the effect of this acquisition was material to Concur on a standalone basis.

Under the terms of the agreement, the total purchase consideration was $76.8 million, which consists of the following components:

Purchase Consideration
(in millions)
Cash paid	$23.4
Equity, common stock issued (1.7 million shares)	26.0
Equity, options (1.3 million options)	13.9
Acquisition-related transaction costs	3.1

Total initial consideration	66.4

Contingent cash	6.3
Equity, common stock issuable (0.3 million shares)	4.1

Total contingent consideration	10.4

Total	$76.8

The initial consideration totaled $66.4 million and the contingent consideration totaled $10.4 million. The contingent consideration was subject to the satisfaction of combined company performance metrics as of September 30, 2006, as well as other factors, as set forth in the definitive merger agreement.

In February 2007, we made a cash payment of $7.8 million to the shareholders of Outtask, which included $6.3 million for the contingent consideration, and we issued 0.3 million shares of common stock previously recorded as common stock issuable. As of June 30, 2007, approximately $0.9 million of cash consideration remains held back and is recorded in Acquisition-related liabilities on our consolidated balance sheet.

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

The following table presents the components of these intangible assets as of June 30, 2007:

Description	Revised Fair Value	Accumulated Amortization	Net Book Value as of June 30, 2007	Weighted Average Useful Life (in years)
	(in thousands)
Trade name and trademarks	$200	$200	$—	1.0
Technology	6,200	1,481	4,719	5.5
Non-compete agreements	200	144	56	2.0
Customer relationships	7,300	982	6,318	10.8

Total	$13,900	$2,807	$11,093

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

Pro Forma Results

The unaudited financial information in the table below summarizes the results of operations for Concur and Outtask combined, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The unaudited pro forma financial information for the nine months ended June 30, 2006, combines Concur’s results for that period with the results of Outtask for the period from October 1, 2005, through June 30, 2006. The following table presents the pro forma financial information for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented:

Pro Forma Results	Nine months ended June 30, 2006
(in thousands, except per share amounts)
Revenues	$74,478
Net income	32,106
Net income per share	$0.80

Note 5. Intangible Assets

Our intangible assets arise from our business acquisitions, which include Captura Software, Inc. (July 2002) and Outtask (January 2006). The following table presents the gross and net carrying amount of our intangible assets as of June 30, 2007, and September 30, 2006:

Intangible assets	June 30, 2007	September 30, 2006
	(in thousands)
Gross carrying amount	$19,600	$19,600
Accumulated amortization	(8,412)	(6,030)

Intangible asset, net	$11,188	$13,570

For the three and nine months ended June 30, 2007, we recorded amortization expense of $0.8 million and $2.4 million in our consolidated income statements, and $0.7 million and $1.6 million for the three and nine months ended June 30, 2006.

Note 6. Debt

The following table presents the components of our debt outstanding as of June 30, 2007, and September 30, 2006:

Debt	June 30, 2007	September 30, 2006
	(in thousands)
Capital lease	$—	$22
Financial institution revolving credit facility	11,369	4,000
Financial institution term loan	—	12,810

Total debt	11,369	16,832
Current portion	6,000	3,312

Long-term debt, excluding current portion	$5,369	$13,520

As of September 30, 2006, we maintained a $22.0 million secured agreement (“Old Loan Agreement”) with a financial institution. The Old Loan Agreement established a $14.0 million five year term loan, which we utilized to fund our acquisition of Outtask, and an $8.0 million revolving line of credit. The Old Loan Agreement was secured by pledges of our stock, and guarantees of our subsidiaries and security interests in substantially all of our assets. The Old Loan Agreement included without limitation, certain restrictions on the use of the borrowings and required compliance with certain financial covenants (including certain debt ratios and interest coverage ratios). As of September 30, 2006, we were in compliance with all loan covenants and there were no compensating balances required for the Old Loan Agreement.

On June 1, 2007, we terminated our Old Loan Agreement and we rolled our outstanding principal balance of $11.0 million, into a new Credit Agreement (the “Credit Agreement”) with a different financial institution. The Credit Agreement provides for a revolving loan for up to $50 million and expires on June 1, 2010, or such earlier date as provided in the Credit Agreement. At our option, the interest rate on the revolving loan is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the new financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. Concur has granted security interests in substantially all of its property as collateral for the loans under the Credit Agreement. The Credit Agreement requires compliance with certain covenants, which limit among other things our ability to consummate a sale of assets, make changes in our capital structure and pay out dividends.

On June 30, 2007, we had an outstanding balance on the Credit Agreement of $11.4 million, comprised of $11.1 million to repay principal and interest on the Old Loan Agreement and $0.3 million of costs that include commitment fees, legal expenses and closing costs to establish the Credit Agreement with the new financial institution. The outstanding balance matures on June 1, 2010. On July 5, 2007, we repaid $6.0 million of the outstanding balance on the Credit Agreement, which we have classified as short-term debt on our June 30, 2007, consolidated balance sheet. As of June 30, 2007, we were in compliance with all loan covenants under the terms of the Credit Agreement.

Note 7. Income Taxes

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
	(in thousands, except percentage data)		(in thousands, except percentage data)
Income tax expense (benefit)	$1,784	$(29,120)	$5,010	$(29,000)
Effective tax rate	50.3%	(1,193.9)%	55.0%	(700.7)%

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, ongoing, prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Our effective tax rate for the three months ended June 30, 2007, differs from the U.S. statutory rate primarily due to the deferred tax valuation allowance on our foreign subsidiaries. Our effective tax rate is also affected by share-based compensation and other non-deductible expenses.

As of June 30, 2007, we believe it was more likely than not that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Note 8. Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”). As of June 30, 2007, we had approximately 2.9 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our Employee Stock Purchase Plan (“ESPP”).

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

On October 1, 2005, we adopted the provisions of SFAS No. 123 (Revised 2004), Share-based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for the three and nine months ended June 30, 2007, includes compensation expense for all share-based compensation awards granted prior to, but not vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Share-based compensation expense for all share-based compensation awards granted subsequent to September 30, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for all equity awards on a straight line basis over the vesting term of the award, net of estimated forfeitures.

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

We have calculated an additional paid in capital (“APIC”) pool pursuant to the provisions of SFAS 123R. The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our consolidated income statements. For the three and nine months ended June 30, 2007 and 2006, we did not record any tax deficiencies against the APIC pool. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive income per share. The adoption of SFAS 123R did not have a material impact on our dilutive shares.

The following table presents our share-based compensation expense resulting from stock options that we recorded in our consolidated income statements for the three and nine months ended June 30, 2007 and 2006. We have excluded options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask from all tables because they are non-compensatory:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Cost of Operations	$370	$344	$1,020	$862
Sales and Marketing	532	448	1,140	1,193
Systems Development and Programming	300	181	648	306
General and Administrative	492	501	1,183	1,085

Total	$1,694	$1,474	$3,991	$3,446

Net cash proceeds from the exercise of stock options were $1.9 million and $7.4 million for the three and nine months ended June 30, 2007, and $1.5 million and $4.2 million for the three and nine months ended June 30, 2006. For the three and nine months ended June 30, 2007 and 2006, we did not realize any income tax benefit from stock option exercises. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

During the three and nine months end June 30, 2007, we did not grant any new stock option awards. The following table presents our estimated fair value of stock option awards using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended June 30, 2006:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
	(in thousands, except interest rate)
Expected life (in years)	4.7	4.7
Interest rate	5.0%	4.4%
Volatility	0.60	0.64
Dividend yield	—	—
Weighted average fair value at grant date	$9.18	$7.58

For the three and nine months ended June 30, 2006, our computation of the expected volatility was based upon historical volatility. Our computation of expected life was based on historical exercise patterns, which includes expected forfeitures. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents our stock option activity, including fully-vested options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask, for the nine months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share amounts)
Outstanding at September 30, 2006	7,126	$7.08	—	—
Grants	—	—	—	—
Exercises	(1,751)	4.23	—	—
Forfeiture or expirations	(144)	14.12	—	—

Outstanding at June 30, 2007	5,231	7.84	5.48	$78,641
Exercisable at June 30, 2007	4,255	6.89	4.89	68,011

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our third quarter of fiscal 2007 and the weighted average exercise price of the outstanding options, multiplied by the number of shares subject to the outstanding options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. Changes in the intrinsic value are based on fluctuations in the fair market value of our common stock. For the nine months ended June 30, 2007, the total intrinsic value of options exercised was $23.3 million.

Prior to March 2007, there were no RSUs granted or outstanding. The following table presents a summary of these awards for the nine months ended June 30, 2007:

	RSUs	Weighted Average Grant-Date Fair Value
	(in thousands, except per share amounts)
Beginning balance as of September 30, 2006	—	$—
Grants	369	17.68
Vested and released	—	—
Forfeiture or expirations	(3)	18.21

Ending balance as of June 30, 2007	366	17.68

As of June 30, 2007, we expect $7.6 million of total unrecognized compensation costs related to non-vested stock options and RSUs to be recognized over a weighted average period of 1.2 years. For the nine months ended June 30, 2007, the total fair value of options and RSUs vested was $3.5 million, compared to $2.4 million for the nine months ended in June 30, 2006.

Note 9. Comprehensive Income

The following table presents the components of our comprehensive income:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income	$1,761	$31,559	$4,099	$33,139
Other comprehensive income:
Foreign currency translation adjustments	172	153	402	39

Total comprehensive income	$1,933	$31,712	$4,501	$33,178

Note 10. Industry Segment

We operate in and report on one segment (Corporate Travel and Expense Management services) based upon the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information . We market our services and products primarily in the United States and operate in a single industry segment. For the three and nine months ended June 30, 2007 and 2006, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	%	2006	%	2007	%	2006	%
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$28,727	86.3%	$24,126	89.8%	$81,553	87.4%	$61,720	88.6%
Europe	3,157	9.5%	1,717	6.4%	8,154	8.7%	5,180	7.4%
Other	1,386	4.2%	1,031	3.8%	3,653	3.9%	2,753	4.0%

Total revenues	$33,270	100.0%	$26,874	100.0%	$93,360	100.0%	$69,653	100.0%

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

Note 12. Subsequent Event

Business Acquisition

On July 27, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with privately-held H-G Holdings, Inc. and its subsidiaries, including Gelco Information Network, Inc., the owner of Gelco Expense Management (“Gelco”). Gelco provides a wide range of expense management services to its clients. Under the terms of the Merger Agreement, we will pay $160 million in cash for all of the outstanding equity securities of H-G Holdings. We have secured committed bank financings for this transaction. The transaction is subject to regulatory approval and adjustments, which include escrows and hold back provisions, set forth in the definitive Merger Agreement.

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

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition and other statements that are not historical facts, including, without limitation, statements relating to our expectations regarding the components of our total revenues and our operating expenses for the remainder of fiscal 2007 and our expectation with respect to our liquidity and capital resources for the next 12 months. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described in Part II, Item 1A, “Risk Factors,” and elsewhere in this report, as well as in our other filings with the United States Securities and Exchange Commission (“SEC”). The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. Except as required by law, we assume no obligation or duty to update any such forward-looking statements.

Overview

Concur Technologies, Inc. (“Concur”) is a leading provider of on-demand employee spend management services. Throughout these unaudited financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our.” Our core purpose is to use innovation to help customers drive down their costs by seamlessly uniting online travel booking with automated expense reporting, streamline meeting management and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our services and software are designed to reduce operating costs, improve internal controls and enable business to gain greater insight into their spending patterns through comprehensive analytics.

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

We generate our revenues from the delivery of subscription services and from consulting services and other, which includes the sale of software licenses. Subscription revenues as a percentage of total revenue increased to 90.9% and 89.6% for the three months and nine months ended June 30, 2007, from 83.3% and 81.5% during the same period in 2006. This reflects our strategic shift to emphasize sales of subscription services rather than software license. Generally, our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer.

Our strategic focus in fiscal 2007 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to continue to increase during the remainder of fiscal 2007, compared to fiscal 2006, on both an absolute basis and as a percentage of total revenues, due to anticipated growth in demand. We expect our sales and marketing expenses to continue to increase on both an absolute basis and as a percentage of revenues for the remainder of fiscal 2007, compared to fiscal 2006, primarily reflecting our continued emphasis on growing our sales and marketing headcount to support expected demand and create additional awareness in our target market.

We operate in and report on one segment: corporate travel and expense management services and software.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

Selected Financial Data

The following table presents financial data derived from our unaudited consolidated income statements as a percentage of total revenues for the periods indicated.

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Revenues:
Subscription	90.9%	83.3%	89.6%	81.5%
Consulting and other	9.1	16.7	10.4	18.5

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Cost of operations	33.2	37.8	34.6	39.9
Sales and marketing	28.2	22.6	26.2	23.7
Systems development and programming	11.3	14.1	12.2	13.0
General and administrative	13.9	13.2	14.3	14.7
Amortization of intangible assets	2.3	2.6	2.6	2.3

Total expenses	88.9	90.3	89.9	93.6

Operating income	11.1	9.7	10.1	6.4

Other income (expense):
Interest income	0.7	0.5	0.7	0.5
Interest expense	(1.2)	(1.4)	(1.2)	(0.8)
Other, net	0.0	0.3	0.1	(0.1)

Total other expense, net	(0.5)	(0.6)	(0.4)	(0.4)

Income before income tax	10.6	9.1	9.7	6.0
Provision for income tax	5.4	(108.3)	5.4	(41.6)

Net income	5.2%	117.4%	4.3%	47.6%

Results of Operations

Revenues

	Three months ended June 30,			Nine months ended June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentage data)			(in thousands, except percentage data)
Subscription	$30,233	$22,385	35.1%	$83,627	$56,790	47.3%
Consulting and other	3,037	4,489	(32.3)%	9,733	12,863	(24.3)%

Total Revenues	$33,270	$26,874	23.8%	$93,360	$69,653	34.0%

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	%	2006	%	2007	%	2006	%
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$28,727	86.3%	$24,126	89.8%	$81,553	87.4%	$61,720	88.6%
Europe	3,157	9.5%	1,717	6.4%	8,154	8.7%	5,180	7.4%
Other	1,386	4.2%	1,031	3.8%	3,653	3.9%	2,753	4.0%

Total revenues	$33,270	100.0%	$26,874	100.0%	$93,360	100.0%	$69,653	100.0%

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

Subscription revenues increased for the three and nine months ended June 30, 2007, compared to the same period in 2006. Revenues from subscription services contributed approximately 104.9% and 103.2% of the absolute dollar increase for the three and nine months ended June 30, 2007, compared to the same periods in 2006. An increase in the number of customers for our subscription services was the main reason for the increase. The growth in customers reflects a continuing trend of increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion is due primarily to the market’s continued and growing awareness of our travel and expense management services and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

We expect subscription revenues to continue to grow for the remainder of fiscal 2007, on both an absolute basis and as a percentage of total revenues, as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

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

Consulting and other revenues decreased for the three and nine months ended June 30, 2007, compared to the same periods in fiscal 2006. This was primarily due to a decrease in demand for consulting services as a result of fewer upgrades and enhancements for existing license customers as virtually all of our new customers utilize our subscription services.

We anticipate that consulting and other revenues in fiscal 2007 will be lower for the full year compared to fiscal 2006, in absolute dollars and as a percentage of revenues, primarily as a result of fewer on-premise existing customers upgrading their license software. The vast majority of our new customers subscribe to our subscription services which generally do not require such consulting services, the continued growth of subscription revenues, and a continued shift in demand from a licensed software solution to subscription services.

International Revenues. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

	Three months ended June 30,			Nine months ended June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentage data)			(in thousands, except percentage data)
Cost of operations	$11,037	$10,153	8.7%	$32,324	$27,779	16.4%
Sales and marketing	9,380	6,067	54.6%	24,469	16,491	48.4%
Systems development and programming	3,766	3,793	(0.7)%	11,387	9,057	25.7%
General and administrative	4,618	3,546	30.2%	13,315	10,288	29.4%
Amortization of intangible assets	774	706	9.6%	2,382	1,597	49.2%

Total operating expenses	$29,575	$24,265	21.9%	$83,877	$65,212	28.6%

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

Cost of operations expenses as a percentage of total revenues decreased to 33.2% and 34.6% the three and nine months ended June 30, 2007, from 37.8% and 39.9% for the same periods in 2006. Cost of operations expense increased by 8.7%, or $0.9 million, for the three months ended June 30, 2007, and 16.4%, or $4.5 million, for the nine months ended June 30, 2007, compared to the same periods in 2006. Total salaries and related expenses increased 5.5%, or $0.3 million, for the three months ended June 30, 2007, and 12.3%, or $2.1 million, for the nine months ended June 30, 2007, compared to the same periods in 2006. This was primarily due to an increase in personnel count. Co-location and related telecommunications costs and amortization of deferred set-up costs that we incur in connection with our subscription services increased by 6.1%, or $0.1 million, for the three months ended June 30, 2007, and 23.1%, or $1.4 million, for the nine months ended June 30, 2007, compared to the same periods in 2006. These increases were due primarily to organic growth in our subscription business and the acquisition of Outtask, Inc. (“Outtask”) in January 2006. Fees paid to third parties for referrals and royalties increased by 16.3%, or $0.1 million, for the three months June 30, 2007, and 23.7%, or $0.5 million, for the nine months ended June 30, 2007, compared to the same periods in 2006. These increases were due to increases in the amount of business generated through reseller partners for subscription-based sales. In addition, depreciation, professional fees and other increased by 21.0%, or $0.3 million, for the three months ended June 30, 2007, and 17.5%, or $0.7 million, for the nine months ended June 30, 2007, compared to the same periods in 2006.

We expect cost of operations expenses to continue to trend down as a percentage of total revenues as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations expenses will increase in absolute dollars as we continue to expand our capacity to deploy and support additional new customers.

Sales and Marketing. Sales and marketing expenses consist of salaries and related expenses (including sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel and, to a lesser extent, miscellaneous sales and marketing costs, such as advertising, trade shows and other promotional activities.

Sales and marketing expenses as a percentage of total revenues increased to 28.2% and 26.2% for the three and nine months ended June 30, 2007, from 22.6% and 23.7% for the same periods in 2006. Sales and marketing expenses increased by 54.6%, or $3.3 million, for the three months ended June 30, 2007, and 48.4%, or $8.0 million, for the nine months ended June 30, 2007, compared to the same periods in 2006. Total salaries and related expenses increased by 35.0%, or $1.7 million for the three months ended June 30, 2007, and 41.7%, or $5.3 million, for the nine months ended June 30, 2007, compared to the same periods in 2006. Allocated overhead costs, driven primarily by increases in personnel count, including the acquisition of Outtask, increased by 61%, or $0.2 million, for the three months ended June 30, 2007, and 47%, or $0.5 million, for the nine months ended June 30, 2007, compared to the same periods in 2006. Costs for advertising, sales, trade shows and other promotional activities increased by 148.1%, or $1.4 million, for the three months ended June 30, 2007, and 78.7%, or $2.0 million, for the nine months ended June 30, 2007, compared to the same periods in 2006.

We expect sales and marketing expenses to increase during fiscal 2007 as a percentage of revenue and in absolute dollars compared fiscal 2006, driven primarily by an increase in the number of our sales and marketing personnel. This increase in sales and marketing personnel reflects a key part of our strategic focus in fiscal 2007, which is to ensure that our sales and marketing efforts expand to support expected demand and to create additional awareness in our target market.

Systems Development and Programming Costs. Systems development and programming costs consist of salaries and related expenses and allocated overhead costs associated with employees and contractors engaged in software engineering, program management and quality assurance.

Systems development and programming costs decreased as a percentage of total revenues to 11.3% and 12.2% for the three and nine months ended June 30, 2007, from 14.1% and 13.0% for the same periods in 2006. Systems development and programming costs were flat for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, and increased 25.7%, or $2.3 million, for the nine months ended June 30, 2007, compared to same period in 2006. Salaries and related expenses decreased by 11.9%, or $0.3 million, for the three months ended June 30, 2007, and increased 12.7%, or $0.7 million, for the nine month ended June 30, 2007, comparable to the same periods in 2006. Depreciation, facilities and overhead allocation expense increased by 76.4%, or $0.6 million, for the three months ended June 30, 2007, and 88.0%, or $1.8 million, for the nine months ended June 30, 2007, compared to the same periods in 2006. In addition, professional fees decreased by 53.2%, or $0.4 million, for the three months ended June 30, 2007, and 16.7%, or $0.3 million, for the nine months ended June 30, 2007, compared to the same periods in 2006.

In response to growing demand for our subscription services, we have increased the amount of resources focused on developing internal-use software used to provide these services. Under generally accepted accounting principles, costs for corporate software developed or obtained for internal use are required to be capitalized and amortized over their useful lives. During the three and nine months ended June 30, 2007, we capitalized $2.2 million and $6.0 million of internal-use software costs, compared to $1.8 million and $4.6 million for the same periods in 2006.

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

General and administrative expenses as a percentage of total revenues increased to 13.9% for the three months and decreased to 14.3% for the nine months ended June 30, 2007, compared to 13.2% and 14.7% for same periods in 2006. General and administrative expense increased by 30.2%, or $1.1 million, for the three months ended June 30, 2007, and 29.4%, or $3.0 million, for the nine months ended June 30, 2007, compared to the same periods in 2006. Total salaries and related expenses increased by 12.9%, or $0.3 million, for the three months ended June 30, 2007, and 13.2%, or $0.8 million, for the nine months ended June 30, 2007, compared to the same periods in 2006, driven primarily by increases in personnel count related to the growth of our business. Professional fees increased by 91.5%, or $0.4 million, for the three months ended June 30, 2007, and 71.3%, or $1.0 million, for the nine months ended June 30, 2007, compared to the same periods in 2006. Depreciation, facilities and overhead allocation and other expenses increased by 41.1%, or $0.3 million for the three months ended June 30, 2007, and 38.8%, or $1.1 million, for the nine months ended June 30, 2007, compared to the same periods in 2006.

We expect the absolute dollar amount of general and administrative expenses to increase in fiscal 2007 compared to fiscal 2006 due to increases in personnel costs related to the growth of our business. However, we expect general and administrative costs as a percentage of revenue to decrease in fiscal 2007 compared to fiscal 2006.

Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of the intangible assets from acquisitions of Captura Software, Inc. (“Captura”) in July 2002 and Outtask in January 2006. We are amortizing the Captura intangible asset as a non-cash charge to operations ratably over five years, which is consistent with the timing and level of the expected cash flows from the underlying acquired customer contracts. We are amortizing the Outtask intangible assets as non-cash charges to operations over a weighted average life of 8.2 years, which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks, and non-compete agreements.

Interest Income, Interest Expense and Other

	Three months ended June 30,			Nine months ended June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentage data)			(in thousands, except percentage data)
Other income (expense):
Interest income	$239	$130	83.8%	$634	$365	73.7%
Interest expense	(386)	(369)	4.6%	(1,099)	(588)	86.9%
Other	(3)	69	(104.3)%	91	(79)	(215.2)%

Total other expense, net	$(150)	$(170)	(11.8)%	$(374)	$(302)	23.8%

Interest Income, Interest Expense and Other. Interest income increased for the three and nine months ended June 30, 2007, compared to the same periods in 2006, which reflects higher short term interest rates and higher levels of interest-earning cash and cash equivalent investments. Interest expense increased for the three and nine months ended June 30, 2007, compared to the same periods in 2006, due to debt financing used to fund the acquisition of Outtask.

Income Tax Expense (Benefit)

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
	(in thousands, except percentage data)		(in thousands, except percentage data)
Income tax expense (benefit)	$1,784	$(29,120)	$5,010	$(29,000)
Effective tax rate	50.3%	(1,193.9)%	55.0%	(700.7)%

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

Financial Condition

Our total assets increased by 6.4%, or, $11.6 million, to $192.9 million at June 30, 2007, from $181.3 million at September 30, 2006. Our cash and cash equivalents increased by 54.2%, or $8.9 million, to $25.2 million at June 30, 2007, from $16.3 million at September 30, 2006. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Our accounts receivable balances, net of allowances of $2.4 million and $1.5 million, were $25.3 million at June 30, 2007, and $22.7 million at September 30, 2006, representing an increase of 11.3%, or $2.6 million. Our property and equipment, net of accumulated depreciation, increased to $23.7 million at June 30, 2007, from $20.4 million at September 30, 2006.

Our total current liabilities increased by 11.5%, or $4.5 million, to $43.9 million at June 30, 2007, from $39.4 million at September 30, 2006. The current portion of deferred revenues increased by $4.9 million, driven by growth in our customer base for our subscription services offerings over the period. Accrued compensation increased $2.3 million, which was related to the accrual of year-end bonuses for the fiscal year ending September 30, 2007.

Our common stock and additional paid in capital increased by 3.6%, or $10.3 million, to $297.7 million at June 30, 2007, from $287.4 million at September 30, 2006. The increase was primarily due to proceeds received from the exercise of stock options under our stock-based compensation plans and the sale of stock under our employee stock purchase plan net of stock repurchased for the nine months ended June 30, 2007.

Liquidity and Capital Resources

Our available sources of liquidity as of June 30, 2007, consisted principally of cash and cash equivalents totaling $25.2 million. We have a revolving credit line, which is discussed in more detail below.

On July 27, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with privately-held H-G Holdings, Inc. and its subsidiaries, including Gelco Information Network, Inc., the owner of Gelco Expense Management (“Gelco”). Gelco provides a wide range of expense management services to its clients. Under the terms of the Merger Agreement, we will pay $160 million in cash for all of the outstanding equity securities of H-G Holdings. We have secured committed bank financings for this transaction. The transaction is subject to regulatory approval and adjustments, which include escrows and hold back provisions, set forth in the definitive Merger Agreement.

Our operating cash inflows consist of payments received from our subscription and license customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $8.8 million and $25.1 million for the three and nine months ended June 30, 2007, compared to $4.8 million and $8.9 million for the same periods in 2006. The increase in cash provided by operating activities during the three and nine months ended June 30, 2007, compared to the same periods in 2006, was primarily due to an increase in our earnings and a net increase in our operating assets and liabilities.

Our investing activities relate to the purchase of property and equipment of $4.1 million and $9.7 million for the three and nine months ended June 30, 2007, and $2.8 million and $7.7 million for the same periods in 2006. These amounts consisted mainly of computer equipment and software purchases, as well as amounts capitalized for the purchase and development of software used internally.

The cash provided by financing activities came from the issuance of stock from the exercise of stock options for the three and nine months ended June 30, 2007 and 2006, which was partially offset by the repurchase of our common stock in the second quarter of fiscal 2007 and the repayment of debt for the three and nine months ended June 30, 2007.

As of September 30, 2006, we maintained a $22.0 million secured agreement (“Old Loan Agreement”) with a financial institution. The Old Loan Agreement established a $14.0 million five year term loan, which we utilized to fund our acquisition of Outtask, and an $8.0 million revolving line of credit. The Old Loan Agreement was secured by pledges of our stock, and guarantees of our subsidiaries and security interests in substantially all of our assets. The Old Loan Agreement included without limitation, certain restrictions on the use of the borrowing and required compliance with certain financial covenants (including certain debt ratios and interest coverage ratios). As of September 30, 2006, we were in compliance with all loan covenants as required and there were no compensating balances required for the Old Loan Agreement.

On June 1, 2007, we terminated our Old Loan Agreement and we rolled our outstanding principal balance of $11.0 million, into a new Credit Agreement (the “Credit Agreement”) with a different financial institution. The Credit Agreement provides for a revolving loan for up to $50 million and expires on June 1, 2010, or such earlier date as provided in the Credit Agreement. At our option, the interest rate on the revolving loan is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the new financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. Concur has granted security interests in substantially all of its property as collateral for the loans under the Credit Agreement. The Credit Agreement requires compliance with certain covenants, which limit among other things our ability to consummate a sale of assets, make changes in our capital structure and pay out dividends.

On June 30, 2007, we had an outstanding balance on the Credit Agreement of $11.4 million, comprised of $11.1 million to repay principal and interest on the Old Loan Agreement and $0.3 million of costs that include commitment fees, legal expenses and closing costs to establish the Credit Agreement with the new financial institution. The outstanding balance matures on June 1, 2010. On July 5, 2007, we repaid $6.0 million of the outstanding balance on the Credit Agreement, which we have classified as short-term debt on our June 30, 2007, balance sheet. As of June 30, 2007, we were in compliance with all loan covenants under the terms of the Credit Agreement.

As of June 30, 2007, we had $11.4 million outstanding on the credit agreement, compared to $16.8 million outstanding on the Old Loan agreement at September 30, 2006.

In January 2005, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to two million shares of our outstanding common stock over a two-year period expiring in January 2007 (the “Repurchase Program”). In September 2006, our Board of Directors extended the Repurchase Program for an additional two year period expiring in January 2009 and increased the number of shares eligible for repurchase by an additional two million shares. Repurchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices and repurchased shares will be retired. We did not repurchase or retire any shares of our outstanding common stock during the three months ended June 30, 2007. During the nine months ended June 30, 2007, we repurchased and retired 114,347 shares of our outstanding common stock under the Repurchase Program. We did not repurchase or retire any shares of our outstanding common stock under the Repurchase Program during the three and nine months ended June 30, 2006. As of June 30, 2007, 2.6 million shares remained eligible for repurchase under the Repurchase Program.

In June 2006, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. Under the shelf registration statement, we may issue common stock, preferred stock, debt securities, or warrants in an aggregate amount of $150.0 million. As of June 30, 2007, we have not issued any securities using the shelf registration statement.

We believe our cash and cash equivalents, amounts available under our credit facilities and committed bank financings, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs and capital expenditures for at least the next 12 months. In the longer term, or if we decide to acquire assets or businesses, we may require additional funds and may seek to raise such additional funds through private or public sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means. There can be no assurances that any such funds will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.

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

Share-based Compensation

Our share-based compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. On October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, share-based compensation expense for the fiscal year ended September 30, 2006, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”), and compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Under the provisions of SFAS 123R, our Employee Stock Purchase Plan is deemed non-compensatory.

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

As of June 30, 2007, we believed it was more likely than not that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of the valuation allowance will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not probable.

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

Our credit facility bears interest at floating rates we select under the terms of the Credit Agreement. As of June 30, 2007, we had $11.4 million outstanding on our revolving loan. The revolving loan is not hedged with an interest rate swap. On an annual basis, a 100 basis point change in interest rates would result in a change of approximately $0.1 million to annual interest expense, based upon net variable rate borrowings of $11.4 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in “internal control over financial reporting” as of the end of the most recently completed fiscal quarter and disclose any change that had a material effect or is reasonably likely to have a material effect on internal control over financial reporting. “Internal control over financial reporting” is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because Sales Of Two Of Our Solutions Account For approximately 87% Of Our Total Revenues, A Material Decrease In Demand For Either Of These Solutions Could Substantially Harm Our Results Of Operations.

We generated approximately 87% of our total revenues for the nine months ended June 30, 2007, from our Concur Expense and Cliqbook Travel services and software. We expect such services and software to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of our Concur Expense and Cliqbook Travel solutions and our revenues would decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop travel and expense management products that achieve greater market acceptance, or we do not keep up with technological advancements in services and software platforms, delivery models or product features. There can be no assurance that our services and software solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

Our Business Model Continues To Evolve, Which Makes Our Operations And Prospects Difficult To Evaluate, And Our Future Performance and Revenue Growth Will Depend On The Growth Of Our Subscription Services.

Our business model continues to evolve and is therefore subject to many risks. We anticipate that our future financial performance and revenue growth will depend upon the growth of our subscription services. Subscription revenues represented approximately 90% of our total revenues for the nine months ended June 30, 2007. We expect subscription revenues to represent a large majority of our total revenues for the foreseeable future and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our services. As a result, we have invested significantly in infrastructure, operations and strategic relationships to support on-demand subscription services, which represents a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to evaluate.

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

Our Consulting Revenues Will Likely Continue To Decline, Which Could Negatively Impact Our Results of Operations.

Our consulting and other revenues represented approximately 10% of total revenues for the nine months ended June 30, 2007. We anticipate that consulting revenues will continue to decline, but will represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system deployment and integration, planning, data conversion, training and documentation of procedures. Our consulting revenues will continue to decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

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

The Growth Of The International Component Of Our Business Subjects Us To Additional Risks Associated With Foreign Operations.

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented approximately 13% of total revenues for the nine months ended June 30, 2007. These international operations are subject to many difficulties and incremental costs, including:

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

Software License Revenues Are Volatile, Which Makes Our Operating Results Difficult To Forecast.

Our software license revenues represented approximately 2% of total revenues for the nine months ended June 30, 2007. While software license revenues are diminishing as a percent of total revenues, they continue to contribute to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Further, we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer.

We May Not Successfully Develop Or Introduce New Products Or Enhancements To Existing Products, Or Successfully Integrate The Outtask Products And Services, As a Result, We May Lose Existing Customers Or Fail To Attract New Customers And Our Revenues May Suffer.

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

Dated: August 8, 2007

CONCUR TECHNOLOGIES, INC.

By	/s/ John F. Adair
John F. Adair
Chief Financial Officer