Form 10-K
period 2007-09-30
CONCUR TECHNOLOGIES INC
filed 2007-12-14
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-25137

Concur Technologies, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	91-1608052
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18400 NE Union Hill Road Redmond, Washington	98052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 702-8808

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market LLC
Rights to purchase Series A Preferred Stock, par value	The NASDAQ Global Market LLC
$0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐                    Accelerated filer  ☒                    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 30, 2007, as reported by The NASDAQ Global Market on that date: $579,013,304

Number of shares of the registrant’s common stock outstanding as of November 30, 2007: 43,908,779

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, which is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended September 30, 2007, are incorporated by reference into Part III of this report.

PART I

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue” and other similar words and phrases. The section of this report captioned Management’s Discussion and Analysis of Financial Condition and Results of Operations contains many such forward-looking statements. These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described in this report under Risk Factors, and in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our other Securities and Exchange Commission (“SEC”) filings after the date of this report. The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We undertake no obligation or duty to revise or update any such forward-looking statements.

ITEM 1.	BUSINESS

Overview

Concur Technologies, Inc. is a leading global provider of on-demand Employee Spend Management solutions. We refer to Concur Technologies, Inc. as “Concur,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K. Our integrated travel and expense software solutions enable organizations to control costs by automating the processes used to manage employee spending. Our solutions unite online travel procurement with automated expense reporting, streamline corporate event management, and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our unified approach to managing these processes provides our customers with visibility into their employee spending, which helps to analyze trends, influence budget decisions, improve forecasting, and monitor and enforce compliance with corporate policies and external regulations, including the Sarbanes-Oxley Act. We believe the market for our solutions is still emerging and that 90% of businesses in the United States still employ manual processes for expense management.

Our core mission is to continuously innovate to reduce the costs of employee spend management for our customers. We work closely with our customers to identify opportunities to increase the value of our solutions by further streamlining the travel procurement, expense reporting, and vendor payment processes, reducing operating costs, improving internal controls, enhancing the overall user experience and user adoption rates and enabling customers to gain greater insight into their spending patterns through comprehensive analytics. During the past year, we significantly broadened our existing suite of solutions by introducing new solutions and features including the following:

•

Concur® Travel & Expense, which is our solution that fully integrates our flagship products, Concur® Expense and Concur® Cliqbook Travel. We believe that Concur Travel & Expense is the most effective solution available for providing a single seamless process for managing travel procurement and expense reporting within a business.

•

Smart Expense™, which is a new feature that drives our One Touch Business Travel™, in which the click that books the travel reservation simultaneously begins the expense reporting process. As travel occurs, Smart Expense automatically populates expense reports with information reconciled from three sources of expense information: itinerary data captured at the time of booking; corporate card charges incurred by the employee; and electronic receipts captured directly from the supplier.

•

Concur® Vendor Payment, which is our solution that automates, simplifies and reduces the costs of entering, approving and managing the payment of vendor invoices. We believe the long-term opportunity of this solution is comparable to that of our core travel and expense management solution.

•

Concur® Connect, which is our global platform that connects over 100,000 suppliers of travel content and services to our travel and expense solutions, boosting adoption of online travel procurement by our customers’ users. A number of these suppliers also provide us with electronic receipts that can be used to generate Smart Expenses, including global travel providers such as Hilton Hotels, Marriott, Starwood, Avis/Budget, Hertz, Die Bahn, Evolvi, Rail1, SNCF and VIA Rail.

On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. and its subsidiaries, including Gelco Information Network, Inc. (collectively, “Gelco”). Gelco provides a flexible on-demand expense management solution that enables organizations to control costs by gaining processing efficiencies, capturing spending data for analysis and ensuring policy compliance. Gelco offers different levels of outsourcing and is capable of providing a full range of services to streamline the expense management process, including: expense data capture, multi-currency reimbursement, card payment processing, reporting and analysis, receipt imaging and management, and auditing. Gelco’s suite of solutions includes the following:

•

Concur® ExpenseLink, which is an on-demand expense management solution that we added to our solutions as a result of our acquisition of Gelco. This solution automates the expense management process, including expense filing and approval, corporate card integration, payment services, imaging services, audit services, and reporting and analysis, and offers similar features and functionality to Concur Expense.

•

Concur® Travel Manager, which is another expense management solution that we added to our solutions as a result of our acquisition of Gelco. This solution helps customers navigate the regulatory and compliance related complexities of the public sector with functionality that meets the specific travel requirements of the United States federal government.

We sell our solutions and services primarily on a subscription basis and deliver them on-demand. As of September 30, 2007, we had over 5,000 customers in over 60 countries.

We were incorporated in the state of Washington in 1993 and commenced operations during 1994. We reincorporated in the state of Delaware and completed our initial public offering of common stock in 1998. Our executive offices are located at 18400 NE Union Hill Road, Redmond, WA 98052 and our telephone number is (425) 702-8808.

The Employee Spend Management Market

Employee spending on business travel and related expenses constitutes a significant portion of a company’s operating expenses. According to a 2006 report published by the Aberdeen Group, travel and expense spending accounts for up to 10% of a company’s total operating expenses. We believe that travel and entertainment expense is the largest controllable expense within an organization, after payroll. However, for most companies, the management of travel and expense reporting still involves manual, paper-based processes that are time-consuming, inefficient, costly and prone to error. We believe that 90% of businesses in the United States still employ manual processes for expense management, which we believe represents a substantial market opportunity for solutions that automate the travel procurement, expense reporting and vendor payment processes within a business.

Automated expense management solutions provide customers with the ability to significantly reduce operational costs, streamline business processes and improve internal controls. According to a 2007 report published by the Aberdeen Group, the average cost to process an expense report is $31 per manual transaction, compared to $15 per fully-automated transaction. An automated expense management solution also allows organizations to gain visibility into their employee expenses, enforce expense policies and decrease fraud, accelerate reimbursement cycles and improve Sarbanes-Oxley compliance. As a result of these and other factors, we believe that automated expense management solutions will continue to gain adoption.

We believe that the benefits of basic expense management solutions are well recognized. However, most expense management solutions offer limited automation benefits because they are not well integrated into other internal systems or the systems of suppliers and vendors. For example, most enterprises that have implemented an expense management solution have also implemented a separate travel procurement tool. Online travel procurement can itself lead to significant savings. Travel and related expenses account for between 8% and 10% of total operating expenses. According to the 2006 Aberdeen Group report, the average cost to book travel is $29 per offline transaction, compared to $14 per online transaction. However, travel procurement solutions and expense management solutions that are not integrated result in significant inefficiencies. In such cases, travel is booked through a separate solution and the related expenses are manually input into an expense management solution, as are other significant expense receipts. These systems may have inconsistent or conflicting corporate policies. This creates inefficiencies, is prone to errors and can lengthen the time to reimbursement and vendor payment. We believe that a fully-integrated travel procurement and expense management solution that efficiently interfaces with the systems of vendors and suppliers can result in significant customer benefits, including:

•	lower corporate travel and entertainment costs;

•	lower the costs of procuring travel and expense processing;

•	shorter reimbursement and vendor payment cycles;

•	better centralized control of corporate spending, insight and analysis; and

•	better compliance with corporate policy and external regulations, such as the Sarbanes-Oxley Act

We believe that, as companies benefit from the automation of travel and expense management processes, they will continue to seek solutions that improve control and reduce the cost of managing employee spending. In addition to direct cost savings of this nature, we believe that companies will seek to leverage data generated by the automated corporate travel and expense reporting process to monitor and analyze contract compliance and negotiate more favorable terms with vendors.

The Growth of On-Demand Software

The on-demand software-as-a-service (“SaaS”) model uses the Internet to deliver software applications from a centrally hosted computing facility to end users through a web browser. SaaS eliminates the costs associated with installing and maintaining applications within the customer’s information technology infrastructure. As a result, on-demand applications require substantially less initial and ongoing investment in software, hardware and implementation services and lower ongoing support and maintenance. These benefits are equally valuable to large enterprises, which we believe are seeking to shift fixed information technology costs to a variable, utility model, and small businesses that cannot afford the costs and risks of large upfront software application investments. We believe that providers of on-demand software also benefit significantly. Since they typically deliver the same version of their applications to all of their customers, they can focus their resources on innovative new products, as opposed to maintenance of older versions. In addition, because their software can be deployed to large and small markets with equal effectiveness, they are able to address a much larger market than on-premise vendors. The SaaS model effectively provides the automation of more sophisticated business processes in a more cost effective manner. To date, the SaaS model has been applied to a variety of types of software, including customer relationship management, security, accounting, human resources management, messaging and others, and it has been broadly adopted by a wide variety of businesses. The on-demand model is particularly well-suited to delivery of applications, such as our Employee Spend Management solutions, that are widely deployed within an organization and benefit from integration with a variety of internal and external data sources.

Our On-Demand Employee Spend Management Solutions

Our on-demand software solutions are designed to automate and streamline employee spend management processes, from travel purchasing, through expense report generation, employee reimbursement and vendor payment. Our solutions are designed to manage employee spending in areas such as travel procurement, reimbursable employee expenses, and vendor payments, which we believe is the largest controllable operating expense of our customers after payroll, and reduce operating costs, improve internal controls and offer customers greater insight into spending patterns through comprehensive analytics.

We provide our software solutions primarily on a subscription basis, which offers distinct advantages to customers compared to traditional software licensing. Subscription customers pay for our solutions with a one-time set up fee and recurring usage fees, reducing the financial risk of large up-front costs and maintenance associated with traditional on-premises enterprise software licensing. In addition, we maintain the hardware and other infrastructure necessary to deliver reliable, secure and scalable performance, which reduces the burden on the customer’s internal information technology organization. In general, our on-demand services enable companies to access and consume technology in a fashion similar to how they consume other goods and services: customers access the services they need, and in a cost effective and scalable manner.

Our solutions are designed to accommodate a wide range of customer business needs, technical requirements and budget objectives for businesses of all sizes worldwide. To that end, we offer flexible solutions that range from highly-configurable to standardized. Our software solutions include:

Concur® Travel & Expense

Concur Travel & Expense is our solution that fully integrates our Concur Expense and Concur Cliqbook Travel solutions to provide a unified end-to-end corporate travel procurement and expense reporting solution. We believe Concur Travel & Expense is the most effective solution available for providing a single seamless process for managing travel procurement and expense reporting within a business. In addition, with our Smart Expense feature, Concur Travel & Expense can utilize electronic receipts from three trusted sources—itinerary data captured at the time of booking, corporate card charges incurred during travel and electronic receipts captured directly by the supplier—to create a “Smart Expense” that is used to automatically fill in the details of the expense report as travel occurs. This drives our One Touch Business Travel, in which the click that books the travel reservation begins the expense reporting process and significantly reduces the need for editing or auditing expense reports. Our Concur Travel & Expense service also leverages our global Concur Connect platform, which connects over 100,000 suppliers of travel content and services for our service offerings. A number of these suppliers also provide us with electronic receipts that can be used to generate Smart Expenses, including global travel providers such as Hilton Hotels, Marriott, Starwood, Avis/Budget, Hertz, Die Bahn, Evolvi, Rail1, SNCF and VIA Rail. By providing our customers with access to a broad selection of global travel content, inventory and programs, Concur Connect helps our customers boost adoption of online travel procurement, ensuring that travelers book within policy, increasing client satisfaction and productivity.

Concur® Expense

Concur Expense automates, simplifies, reduces the costs of, and improves internal controls associated with, the travel and entertainment expense management process. Concur Expense automates each step of the expense management process, from expense report preparation and approval to business policy compliance, reimbursement and data analysis. Concur Expense provides the process and information for management to reduce manual processing, improve internal controls, increase business policy compliance, speed up reimbursement and increase expense report accuracy.

Our intuitive, easy-to-use interface makes the creation of expense reports fast, while reducing errors and improving policy compliance. Corporate charge or credit card information can be used to automatically populate the expense report with key information, such as transaction date, type, vendor, location, method of payment, amount and currency conversion. In addition, the service can capture, store and retrieve employee receipts electronically, which enables our customers to reduce the costs of handling paper receipts. Once imaged, the receipts can be associated with the relevant expense report and viewed online throughout the approval, payment, and audit processes. Customers determine how expense reports should be processed based on configurable workflow rules, and how to route reports for approval based on cost center, dollar limit or other criteria. Items that are not compliant with corporate policy can be flagged for review, allowing approvers to significantly reduce review time. Once approved, the report is forwarded to the next phase in the process or to the customer’s accounting department and the user is notified of the action. Concur Expense also includes report authoring features to help customers analyze, manage and reduce corporate expenses.

Concur Expense streamlines back-office processing of expense reports through electronic preparation, integration to external financial systems, and auditing tools that allow for a variety of audit practices ranging from auditing every report to random audits to allowing customers to audit only those reports flagged as non-compliant. Status inquiries between employees and processing departments are reduced by updating the status of reports in the database and alerting employees via e-mail to the status of their reports. In addition, Concur Expense helps companies claim reimbursement of tax credits by tracking value added tax, goods and services tax and other international taxes.

Concur Expense also offers business intelligence capabilities. Customers can use captured data to analyze trends, influence budget decisions, improve forecasting and monitor for fraudulent activity.

Concur® Cliqbook Travel

Concur Cliqbook Travel is an online travel management solution that automates corporate travel procurement and processing. Acquired as part of our Outtask acquisition in 2006, it offers employees a powerful online corporate travel procurement solution that is tailored specifically to corporate policies and preferred vendors. Concur Cliqbook Travel enables customers to search for travel data from multiple sources, including Global Distribution Systems, consolidators, direct connections to travel service providers, and Internet-only sources, and delivers robust online procurement, reporting and agency support, making the travel procurement process quick, easy and more affordable.

Concur® Vendor Payment

Concur Vendor Payment is designed to automate, simplify and reduce the costs associated with the process of entering, approving and managing the payment of vendor invoices. It enables companies to streamline payment requests, facilitating flexible approval processes and automatic updating of accounts payable systems. The combination of increased productivity and availability of valuable data for improved cost management derived from Concur Vendor Payment can generate significant cost savings for our customers.

Concur® ExpenseLink

Concur® ExpenseLink, which is an on-demand expense management solution that we added to our solutions as a result of our acquisition of Gelco on October 1, 2007. This solution automates the expense management process, including expense filing and approval, corporate card integration, payment services, imaging services, audit services, and reporting and analysis, and offers similar features and functionality to Concur Expense.

Concur® Travel Manager

Concur® Travel Manager, which is another expense management solution that we added to our solutions as a result of our acquisition of Gelco on October 1, 2007. This solution helps customers navigate the regulatory and compliance related complexities of the public sector with functionality that meets the specific travel requirements of the United States federal government.

Value-Added Services

We provide value-added services that leverage our integrated travel procurement and expense reporting platform to benefit our customers. Our primary value-added services are:

Concur® Meeting

Concur Meeting is a web-based service that enables organizations to manage the planning of corporate events and group travel. Concur Meeting enables attendees to register for the event, and to pay registration and meeting related fees. Concur Meeting also provides meeting organizers with greater visibility into registration and the number of attendees, enabling our customers to negotiate better rates for airfare, hotel and ground transportation.

Concur® Audit

Concur Audit provides expense report auditing services to help streamline the process of managing and substantiating expense receipts, reducing audit costs while introducing a higher level of control over corporate travel and entertainment expenses. Leveraging the paperless efficiency of the receipt imaging functionality of Concur Expense, this service helps our customers accurately report and properly classify expenses, even identifying expenses that should be treated as taxable income for employees. Customizable and flexible enough for any organization, Concur Audit can conduct random audits at any level to meet the customer’s needs while also conducting audits that target specific users or groups.

Concur® Reporting, Powered by Cognos

Concur Reporting offers our customers using Concur Travel & Expense and Concur Expense with enhanced report authoring features to help them more effectively analyze, manage and reduce corporate expenses.

Concur® Direct Reimbursement

Concur Direct Reimbursement enables the direct deposit of reimbursable employee expenses submitted and approved through Concur Expense by creating and delivering payment demands to the originating bank of the customer. Concur Direct Reimbursement allows the originating bank to utilize standard electric funds transfer processing and to confirm receipt of the direct deposit into the payee’s bank account.

Concur® Compliance Solution

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

Client Services

Our client services organization offers consulting, client support and training services in connection with our Employee Spend Management solutions.

Consulting

We offer consulting services in connection with deployment of our solutions to assist customers in maximizing their return on investment. Leveraging industry best practices and our direct experience, our consulting staff meets with customers prior to deployment to review existing business processes and information technology infrastructure and provides advice on ways to improve these processes. Our consultants also configure and test our applications, integrate them with customers’ existing systems and assist with enterprise-wide deployment strategies. After deployment, our consultants continue to work with customers to identify additional opportunities to further improve their return on investment.

Client Support Services

We provide customer support through our Client Support Services program. Under this program, we provide telephone and Internet support, including online case entry and review, access to technical information documents and technical tips. We also provide new releases and updates of our services through our Client Support Services program. Our Client Support Services program is included as part of our subscription services offerings. We also provide similar services to our traditional license customers who subscribe for the first year of the Client Support Services program at the time they license an application. After the expiration of the one-year subscription period, support is typically renewable on an annual basis.

Training Services

We offer a variety of flexible training programs for our services, all designed to assist our customers with managing their transition to our products and services. These programs are tailored to particular user groups, such as administrators, help desk personnel or trainers.

Our Growth Strategy

Our objective is to be the leading global provider of Employee Spend Management solutions. Our integrated corporate travel and expense software solutions enable organizations to globally control costs by automating the processes they use to manage employee spending. Key elements of our strategy include:

Continue to Grow Our Customer Base. We believe the market for our corporate travel and expense management services is large and under-penetrated. We intend to continue to invest in growing our customer base and increase our market penetration by significantly expanding our direct sales force, collaborating with and growing our strong partner network and expanding geographically.

Broaden Our Service Offerings. Over the past several years, we have developed new solutions and features such as Concur Travel & Expense, Concur Vendor Payment, Smart Expense, Concur Meeting, Concur Audit and Concur Direct Reimbursement. We intend to continue to develop and deliver new solutions and features that enhance or expand the value of our current offerings to our customers. We may also acquire companies with complementary products and technologies that we believe will enhance our suite of services.

Cross-Sell New Service Offerings to Our Existing Customers. We develop close relationships with our customers by automating and streamlining their corporate travel and expense management processes and enabling them to lower the cost of managing their second largest controllable expense. For the year ended September 30, 2007, our customer retention rate for subscription services exceeded 96%. We intend to leverage our strong relationships with customers to cross-sell new offerings to them.

Expand International Presence. We believe that considerable untapped demand exists for our products and services outside of the United States. For the year ended September 30, 2007, our international revenues accounted for only 13% of total revenues. We intend to accelerate our investment in international sales and marketing as well as expand our relationships with strategic partners to better serve customers in markets outside of the United States.

Extend Relationships With Strategic Third Parties. We believe that the integration with and endorsement of our partner community, including travel management vendors, corporate charge card providers, payroll processors, consulting firms, travel suppliers and other partners accelerate the adoption of our solutions. We focus on enabling our partners to realize new economic opportunities through the integration and distribution of our solutions. We intend to expand our network of distribution partners and increase the value that our solutions provide throughout the corporate travel, expense and vendor payment processes.

Customers

As of September 30, 2007, we have sold our on-demand software and services to more than 5,000 companies in over 60 countries, including four of the top 10 Global 500 and 42 of the top 100 Fortune 500. Our customers range from large global public companies with more than 200,000 employees to smaller, single-location private companies. No single customer accounted for more than 10% of our total revenues for the years ended September 30, 2007, 2006 or 2005.

Sales and Marketing

We market and sell our solutions worldwide through our direct sales organization and through indirect distribution channels such as our strategic reseller and referral partners.

Our direct sales organization has field sales professionals located in metropolitan areas throughout the United States, Europe, Australia and Asia. Direct telemarketing representatives based at our headquarters in Redmond, Washington support the field sales force through lead-generation and lead-tracking activities. We also have a number of marketing referral alliances that provide our sales force with prospects. Our direct sales efforts involve contact with multiple decision makers, frequently including the prospective customer’s chief financial officer, vice president of finance, controller, accounts payable manager and corporate travel manager.

Our indirect distribution channels consist of strategic relationships with a number of reseller and referral partners, which include more than 50 leading companies. We have strategic relationships with ADP, Inc., a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider; U.S. Bank and Bank of America, two of the leading providers of corporate banking services and leading issuers of MasterCard and Visa corporate card products; BCD Travel, a leading corporate travel management company; and other travel management companies.

Our marketing programs are designed to increase awareness of our solutions within our target markets, and to extend the competitive advantage of our Employee Spend Management services. These efforts are specifically targeted to accounting, finance, information technology and travel executives.

We engage in a variety of marketing activities, including e-mail and direct mail campaigns, co-marketing strategies designed to leverage existing strategic relationships, website marketing, seminars and “webinars”, public relations campaigns, speaking engagements and forums and industry analyst visibility initiatives. We actively participate in and sponsor finance and shared-service conferences and demonstrate and promote our products at trade shows targeted to accounting, finance, information technology and travel executives.

We actively communicate with our existing customers to enhance customer satisfaction, gain input for future product strategy and promote the adoption of additional services and software. In addition to our standard newsletter communication and conference calls, we also sponsor regional user groups, an advisory board and an international user conference.

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

Intellectual Property Rights

Our success depends, in part, upon our proprietary technology, processes, trade secrets and other proprietary information, and our ability to protect this information from unauthorized disclosure and use.

We rely on a combination of copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. For example, to protect our proprietary information, we enter into services and licensing agreements with our customers and nondisclosure agreements with certain of our employees, consultants, corporate partners, customers and prospective customers, which include restrictions on the disclosure, use and transfer of our proprietary information. We also employ various physical security measures to protect our software source codes, technology and other proprietary information. We have no issued patents; we have six patent applications pending in various countries.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. We provide our traditional licensed customers with access to object code versions of our software and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Although we are unable to determine the extent to which piracy of our software products exists, we believe that software piracy is a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition.

We own trademarks and registered trademarks with respect to our various products and services and attempt to ensure we protect all necessary intellectual property rights. Concur, the Concur logo, Concur Travel & Expense, Concur Expense, Cliqbook, Concur Cliqbook Travel, Concur Vendor Payment, Concur ExpenseLink, Concur Travel Manager, Smart Expense, One Touch Business Travel, Concur Connect, Concur Meeting, Concur Audit, Concur Reporting, Concur Direct Reimbursement, Concur Compliance Solution and Concur Transaction Assessment Module are trademarks or registered trademarks of Concur Technologies, Inc. Other names or brands appearing in this report may be claimed as the property of others. Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

Competition

The market for our business services and software solutions is highly competitive and subject to rapid change. Our principal direct competition comes from independent vendors of expense reporting, travel booking and vendor payment services and software, as well as travel management companies, online travel agencies, enterprise resource planning software vendors and financial institutions that sell products similar to ours along with their suites of other products and services. In addition, we face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. We compete principally on the basis of product features and performance, interoperability with commonly-used existing information technology systems, cost and customer service. We believe we compete favorably in each of these areas.

Employees

As of September 30, 2007, we had 575 employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

Available Information

Our Internet website address is www.concur.com. We provide free access to various reports that we file with or furnish to the SEC through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website, or through www.sec.gov. Also available on our website are printable versions of Concur’s Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, and Code of Business Conduct and Ethics. Information on our website does not constitute part of this annual report on Form 10-K or into any other report we file or furnish with the SEC. Stockholders may request copies of these documents from:

Concur Technologies, Inc.

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

We Only Recently Acquired Gelco, So It Is Difficult To Determine What Its Impact On Our Financial Results Will Be.

We completed our acquisition of Gelco in October 2007, so we have only a very limited operating history on which to base an evaluation of our combined business and prospects. Our future success will depend on many factors that are not under our control, such as the following:

•	successful integration of Gelco products and services and personnel with our offerings and business;

•	growth in demand for our suite of services in light of competitive pressures; and

•	the perceived security of our services, technology, infrastructure and practices.

To address these risks we must, among other things:

•	successfully market our suite of services to new and existing customers;

•	attract, integrate, train, retain and motivate qualified personnel;

•	respond to competitive developments;

•	successfully introduce new services and enhancements to existing services to address changing market conditions.

We May Have Difficulties Integrating Gelco With Our Business Operations, And The Costs We Incur May Be High

We may experience difficulties integrating the personnel, products, technologies and operations of Gelco. Those difficulties include:

•	the need to manage more geographically-dispersed operations, such as Gelco’s operations in the states of Minnesota and Virginia;

•	difficulty incorporating acquired technologies into our operations infrastructure;

•	the difficulty of assimilating the operations and personnel of Gelco; and

•	the inability to maintain uniform standards, controls, procedures and policies across the larger organization.

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

Because Sales Of Two Of Our Solutions Account For 87% Of Our Total Revenues, A Material Decrease In Demand For Either Of These Solutions Could Substantially Harm Our Results Of Operations.

We generated 87% of our total revenues in 2007, from our Concur Expense and Cliqbook Travel services and software. We expect such services and software to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of our Concur Expense and Cliqbook Travel solutions and our revenues would decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop travel and expense management products that achieve greater market acceptance, or we do not keep up with technological advancements in services and software platforms, delivery models or product features. There can be no assurance that our services and software solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

Our Business Model Continues To Evolve, Which Makes Our Operations And Prospects Difficult To Evaluate, And Our Future Performance and Revenue Growth Will Depend On The Growth Of Our Subscription Services.

Our business model continues to evolve and is therefore subject to many risks. We anticipate that our future financial performance and revenue growth will depend upon the growth of our subscription services. Subscription revenues represented 90% of our total revenues for 2007. We expect subscription revenues to represent a large majority of our total revenues for the foreseeable future and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our services. As a result, we have invested significantly in infrastructure, operations and strategic relationships to support on-demand subscription services, which represent a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to evaluate.

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

Our Consulting Revenues Will Likely Continue To Decline, Which Could Negatively Impact Our Results of Operations.

Our consulting and other revenues represented 10% of total revenues in 2007. We anticipate that consulting revenues will continue to decline, but will represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system deployment and integration, planning, data conversion, training and documentation of procedures. Our consulting revenues will continue to decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

We Face Significant Competition From Companies That Have Longer Operating Histories And Greater Resources Than We Do And Our Business Will Suffer If We Fail To Compete Effectively.

The market for our solutions is intensely competitive and rapidly changing, so the competitive landscape is complex. Our principal direct competition comes from independent vendors of corporate travel and expense management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to ours along with their suites of other products and services. Many of our competitors have longer operating histories; greater financial, technical, marketing and other resources; greater name recognition and a larger total number of customers for their products and services than we do. Some of our competitors, particularly major financial institutions and enterprise resource planning software vendors, have well-established relationships with our current and potential customers, as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. In addition, we anticipate the entrance of new competitors in the future. Increased competition may result in price reductions, reduced gross margins and change in market share and could have a material adverse effect on our business, financial condition and results of operations.

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

It is difficult to determine whether the solutions we have developed as a result of our acquisition of Outtask in 2006 will be successful.

We completed our acquisition of Outtask in 2006 and during the past year we have introduced our Concur Travel & Expense solution, which fully integrates our respective flagship products. The success of that offering remains unproven, due to the limited time it has been available. In addition, our ability to cross-sell Concur Cliqbook Travel to our customers utilizing Concur Expense, and to cross-sell Concur Expense to our customers utilizing Concur Cliqbook Travel, is unproven. Customer acceptance of products that we develop as a result of our acquisition of Outtask is also dependent upon factors outside our control, such as:

•	The perceived security of our services, technology, infrastructure and practices; and

•	The significant lead times before new products, services or enhancements, including those that were added through the acquisition of Outtask, begin generating revenues.

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

If our internal controls are not effective, there may be errors in our financial information that could require a restatement or delay our SEC filings, and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

At the end of 2006 we determined that we had a material weakness in our internal controls, which pertained to controls over changes in accounting principles. Our auditors have determined that we have adequately remediated this weakness. However, it is possible that we may discover other significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

The growth of the international component of our business subjects us to additional risks associated with foreign operations.

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented 13% of total revenues for the year ended September 30, 2007. These international operations are subject to many difficulties and incremental costs, including:

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

Our revenues and operating results may fluctuate significantly from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	developments in the integration of Gelco;

•	the evolving demand for our services and software;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of large contracts;

•	changes in mix of our services and software offerings;

•	the mix of sales channels through which our services and software are sold;

•	costs of developing new products and enhancements;

•	our ability to adequately provide services and software; and

•	global economic and political conditions.

Our Reported Financial Results May Be Adversely Affected By Changes In Accounting Principles Generally Accepted In The United States.

Accounting principles generally accepted in the United States (“GAAP”) is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the

SEC and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), Share-based Payments, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. As a result, we are now recording non-cash, stock-based compensation expense, which has a material effect on our results of operations. Further, revenue recognition rules for software and service companies are complex and require significant interpretation by us. Changes in circumstances, interpretations, or accounting principles or guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” regarding our critical revenue recognition policies.

Our Lengthy Sales Cycle Could Adversely Affect Our Financial Results.

Because of the high costs involved over a significant period of time, customers for our business services and software typically commit significant resources to an evaluation of available solutions and require us to expend substantial time, effort and money educating them about the value of our services and software. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements or due to other factors. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.

Software License Revenues Are Volatile, Which Makes Our Operating Results Difficult To Forecast.

Our software license revenues represented approximately 3% of total revenues for 2007. While software license revenues are diminishing as a percent of total revenues, they continue to contribute to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Further, we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer.

We May Not Successfully Develop Or Introduce New Products Or Enhancements To Existing Products, Or Successfully Integrate The Gelco and Outtask Products And Services, As a Result, We May Lose Existing Customers Or Fail To Attract New Customers And Our Revenues May Suffer.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction and customer acceptance of new and enhanced versions of our products and services and on our ability to integrate the products and services of Gelco or Outtask into our existing and future products and services. Our business could be harmed if we fail to deliver enhancements to our current and future products and services that our customers desire, or fail to integrate Gelco’s or Outtask’s products and services into our existing and future products. From time to time, we experience delays in the planned release dates of enhancements to our products and services and we have discovered errors in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain errors when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products and services, or customer claims, including, among other things, warranty claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing products and services on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including, without limitation, unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new products or services in the marketplace.

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

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement agreement would dispose of all remaining claims against us and the individual present and former officers of Concur named as defendants, without any admission of wrongdoing by us or the individual defendants. The proposed settlement has been preliminarily approved by the court. However, in December 2006, the court found that six focus cases could not be certified as class actions, but in April 2007 the court acknowledged that it might certify a more limited class. In August 2007, plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. All matters in this lawsuit, including any settlement proposal, await further determination by the court. If a new complaint is filed against us, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

If We Fail To Attract And Retain Qualified Personnel, Our Business Could Be Harmed.

Our success depends in large part on our ability to attract, motivate and retain highly qualified personnel, including personnel added through our acquisition of Gelco. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating and retaining key personnel. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. We also compete for personnel with other software vendors and consulting and professional services companies. Further, recent changes in applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. We rely on our direct sales force to sell our services and software in the marketplace. We anticipate increasing our direct sales force. There is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements. Any inability to hire and retain salespeople or any other qualified personnel, or any loss of the services of key personnel, would harm our business.

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

Our principal administrative, sales, marketing and research and development facility is located in Redmond, Washington and consists of 100,000 square feet of office space held under a lease that expires on May 31, 2013. Under the lease, we have an option to renew it for an additional five years. As of September 30, 2007, we also leased offices in California, Georgia, Illinois, New Jersey, Texas, Virginia, Australia, Belgium, the Czech Republic, Germany and the United Kingdom.

We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.	LEGAL PROCEEDINGS

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement agreement would dispose of all remaining claims against us and the individual present and former officers of Concur named as defendants, without any admission of wrongdoing by us or the individual defendants. The proposed settlement had been preliminarily approved by the court. However, in December 2006, the court found that six focus cases could not be certified as class actions, but in April 2007 the court acknowledged that it might certify a more limited class. In August 2007, plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. All matters in this lawsuit, including any settlement proposal, await further determination by the court. If a new complaint is filed against us, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of our year ended September 30, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. Our common stock is traded on the NASDAQ Global Market under the symbol “CNQR.” The following table shows the range of the high and low closing sales prices by quarter for years ended September 30, 2007 and 2006, as reported on the NASDAQ Global Market:

	High	Low
Year ended September 30, 2007:
Fourth Quarter	$32.57	$22.13
Third Quarter	22.85	17.19
Second Quarter	17.95	14.49
First Quarter	16.64	14.16

Year ended September 30, 2006:
Fourth Quarter	$15.56	$11.86
Third Quarter	18.50	13.20
Second Quarter	18.94	12.88
First Quarter	13.67	11.48

As of September 30, 2007, our common stock was held by 286 stockholders of record.

We have never paid cash dividends on our common stock. We currently intend to retain earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in 2008.

(b) Not applicable,

(c) Stock Repurchase Program. In January 2005, our Board of Directors authorized a stock repurchase program (“Repurchase Program”), under which we were authorized to repurchase up to 2.0 million shares of our outstanding common stock over a two-year period expiring in January 2007. In September 2006, our Board of Directors extended the Repurchase Program for an additional two year period expiring in January 2009, and increased the number of share eligible for repurchase by 2.0 million shares. Repurchases under the Repurchase Program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of September 30, 2007, we have 2.6 million shares eligible for repurchase under the Repurchase Program.

The following table summarizes our repurchases of outstanding common stock during the three years ended September 30, 2007:

Period	(a) Total Number of Shares Authorized	(b) Total Number of Shares Purchased	(c) Average Price Paid Per Share	(d) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(e) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plan or Programs
October 1, 2004 to September 30, 2005	2,000,000	1,094,494	$8.21	1,094,494	905,506
October 1, 2005 to September 30, 2006	2,000,000	200,000	12.25	200,000	2,705,506
October 1, 2006 to September 30, 2007		114,347	16.20	114,347	2,591,159

Total	4,000,000	1,408,841	$9.43	1,408,841	2,591,159

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented in the table below is derived from our Consolidated Financial Statements, and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The income statement and balance sheet data presented in the table below are derived from our audited Consolidated Financial Statements. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this report for an explanation of the determination of the shares used to compute basic and diluted net income per share. Our historical results are not necessarily indicative of results to be expected for any future period.

All amounts are reported in thousands, except for per share data.

	Year ended September 30,
	2007	2006	2005	2004	2003
Income Statements:
Revenues:
Subscription	$115,996	$80,501	$53,011	$40,244	$33,590
Consulting and other	13,111	16,644	18,820	16,306	23,147

Total revenues	129,107	97,145	71,831	56,550	56,737

Expenses:
Cost of operations	43,711	37,846	28,450	23,264	23,214
Sales and marketing	34,154	22,907	17,484	14,329	14,549
Systems development and programming	15,866	12,445	9,336	8,773	10,356
General and administrative	18,759	14,458	10,319	7,295	6,710
Amortization of intangible assets	2,965	2,420	1,140	1,140	1,140

Total expenses	115,455	90,076	66,729	54,801	55,969

Operating income	13,652	7,069	5,102	1,749	768

Other income (expense):
Interest income	897	512	352	237	212
Interest expense	(1,240)	(962)	(7)	(29)	(102)
Other, net	231	72	(81)	78	83

Total other income (expense), net	(112)	(378)	264	286	193

Income before income tax	13,540	6,691	5,366	2,035	961
Income tax expense (benefit)	5,315	(27,465)	—	—	—

Net income	$8,225	$34,156	$5,366	$2,035	$961

Net income per share available to common stockholders:
Basic	$0.22	$0.97	$0.16	$0.06	$0.03
Diluted	0.20	0.87	0.15	0.06	0.03

Weighted average shares used in computing net income per share:
Basic	37,443	35,056	32,906	32,595	31,265
Diluted	41,033	39,150	36,348	36,815	35,440

	September 30,
	2007	2006	2005	2004	2003
Balance Sheets:
Cash, cash equivalents and marketable securities	$168,835	$16,334	$16,202	$23,735	$21,607
Total assets	345,482	181,319	60,651	52,899	42,973
Long-term obligations, excluding current portion	7,797	16,348	3,050	—	199
Stockholders’ equity	284,360	117,394	30,692	30,145	25,608

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes that are included with this report. Also, the discussion of Critical Accounting Policies and Estimates in this section is an integral part of the analysis of our results of operations and financial condition. We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2005-2008, as “2005,” “2006,” “2007” and “2008.”

All dollar, option and share amounts are reported in thousands unless otherwise noted.

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue” and other similar words and phrases. These forward-looking statements involve many risks and uncertainties, described in Item 1A, Risk Factors, as well as in our other filings with the Securities and Exchange Commission. The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We undertake no obligation to revise or update any such forward-looking statements for any reason.

Overview

Concur Technologies, Inc. is a leading global provider of on-demand Employee Spend Management solutions. We refer to Concur Technologies, Inc. as “Concur,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K. Our integrated travel and expense software solutions enable organizations to control costs by automating the processes used to manage employee spending. Our solutions unite online travel procurement with automated expense reporting, streamline corporate event management, and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our unified approach to managing these processes provides our customers with visibility into their employee spending, which helps to analyze trends, influence budget decisions, improve forecasting, and monitor and enforce compliance with corporate policies and external regulations, including the Sarbanes-Oxley Act. We believe the market for our solutions is still emerging and that 90% of businesses in the United States still employ manual processes for expense management.

We generate our revenues from the delivery of subscription services, consulting services, and, to a lesser extent, the sale of software licenses. Subscription revenues grew to 90% of total revenues in 2007, from 83% in 2006, and 74% in 2005. This growth reflects our strategic shift to emphasize sales of subscription services rather than license software. Generally, our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer.

On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. (“Gelco Acquisition”) pursuant to the Agreement and Plan of Merger, dated July 27, 2007, between Concur and H-G Holdings, Inc. (“Merger Agreement”). Under the Merger Agreement, all outstanding equity securities of H-G Holdings, Inc. were converted at the closing of the Gelco Acquisition into the right to receive an aggregate of $160.0 million in cash, subject to specified adjustments, escrows and hold backs for which $16.5 million is being withheld by Concur or held in escrow as of October 1, 2007.

Our strategic focus in 2008 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in 2008 compared to 2007, on both an absolute basis and as a percentage of total revenues, due to anticipated growth in demand as well as the Gelco Acquisition. We expect our sales and marketing expenses to increase on both an absolute basis and as a percentage of revenues in 2008 compared to 2007, primarily reflecting our continued emphasis on growing our sales and marketing personnel to support expected demand and create additional awareness in our target market.

We operate in and report on one segment, which is on-demand Employee Spend Management solutions.

In the following table we show financial data derived from our Income Statements as a percentage of total revenues for the years ended September 30, 2007, 2006 and 2005.

	Year ended September 30,
	2007	2006	2005
Revenues:
Subscription	89.8%	82.9%	73.8%
Consulting and other	10.2	17.1	26.2

Total revenues	100.0	100.0	100.0

Expenses:
Cost of operations	33.9	39.0	39.6
Sales and marketing	26.5	23.6	24.3
Systems development and programming	12.3	12.8	13.0
General and administrative	14.5	14.9	14.4
Amortization of intangible assets	2.3	2.5	1.6

Total expenses	89.5	92.8	92.9

Operating income	10.5	7.3	7.1

Other income (expense):
Interest income	0.7	0.5	0.5
Interest expense	(1.0)	(1.0)	0.0
Other, net	0.2	0.1	(0.1)

Total other income (expense), net	(0.1)	(0.4)	0.4

Income before income tax	10.4	6.9	7.5
Income tax expense (benefit)	4.1	(28.3)	0.0

Net income	6.3%	35.2%	7.5%

Results of Operations

Revenues

	Year Ended September 30,
	2007	Change	2006	Change	2005
Subscription	$115,996	44.1%	$80,501	51.9%	$53,011
Consulting and other	13,111	(21.2%)	16,644	(11.6%)	18,820

Total revenues	$129,107	32.9%	$97,145	35.2%	$71,831

	Year Ended September 30,
	2007	%	2006	%	2005	%
United States	$111,679	86.5%	$85,324	87.8%	$61,782	86.0%
Europe	11,812	9.1%	8,251	8.5%	6,634	9.2%
Other	5,616	4.4%	3,570	3.7%	3,415	4.8%

Total revenues	$129,107	100.0%	$97,145	100.0%	$71,831	100.0%

Subscription Revenues. Subscription revenues consist of fees paid for subscription services, amortization of set-up fees paid to us in connection with those services, amortization of fees paid for software maintenance services under software license arrangements and, in multiple element subscription arrangements where there is no vendor specific objective evidence of fair value for an undelivered subscription element, the amortized portion of the related license and consulting fees. Subscription revenues are affected by pricing, the number of new customers, customer contract durations and our customer retention rate.

Subscription revenues increased 44.1%, or $35.5 million, in 2007 compared to 2006. Revenues from subscription services contributed 102.4% of the absolute dollar increase in 2007 compared to 2006. Subscription revenues increased 51.9%, or $27.5 million, in 2006 compared to 2005. Revenues from subscription services contributed 101.9% of the absolute dollar increase in 2006 compared to 2005. An increase in the number of customers for our subscription services was the main reason for the increase. The growth in customers reflects increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion is due primarily to the market’s continued and growing awareness of our on-demand Employee Spend Management solutions and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

We expect subscription revenues to continue to grow in 2008, on an absolute basis and as a percentage of total revenues, as a result of the growing demand for our subscription service offerings, our planned increase in spending on sales and marketing as well as the Gelco Acquisition.

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

Consulting and other revenues decreased in 2007 compared to 2006 and 2005. This was primarily due to a decrease in demand for consulting services as a result of fewer upgrades and enhancements for existing license customers as virtually all of our new customers utilize our subscription services.

We anticipate that consulting and other revenues in 2008 will fluctuate on a quarterly basis but be lower for 2008 compared to 2007 in absolute dollars and as a percentage of revenues, primarily as a result of fewer existing customers upgrading their on-premise license software, fewer new customers purchasing on-premise licensed software and the market’s continued shift in demand from a licensed model to a subscription services model.

International Revenues. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due primarily to the expansion of international functionality within our solutions and our increased emphasis on building awareness of our solutions in foreign markets.

Expenses

	Year Ended September 30,
	2007	Change	2006	Change	2005
Cost of operations	$43,711	15.5%	$37,846	33.0%	$28,450
Sales and marketing	34,154	49.1%	22,907	31.0%	17,484
Systems development and programming	15,866	27.5%	12,445	33.3%	9,336
General and administrative	18,759	29.7%	14,458	40.1%	10,319
Amortization of intangible assets	2,965	22.5%	2,420	112.3%	1,140

Total operating expenses	$115,455	28.2%	$90,076	35.0%	$66,729

As required by accounting principles generally accepted in the United States (“GAAP”), we started recognizing share-based compensation expense on October 1, 2005. Share-based compensation expense is included in the above table for 2007 and 2006 as follows:

	Year ended September 30,
	2007	2006
Cost of operations	$1,304	$1,200
Sales and marketing	1,894	1,608
Systems development and programming	883	467
General and administrative	1,671	1,584

Total share-based compensation expense	$5,752	$4,859

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

Cost of operations expenses as a percentage of total revenues decreased to 33.9% in 2007 compared to 39.0% in 2006. Cost of operations expense increased by 15.5%, or $5.9 million, in 2007 compared to 2006. Total salaries and related expenses increased 12.5%, or $2.9 million, in 2007 compared to 2006. This was primarily due to an increase in personnel count. Co-location and related telecommunications costs and amortization of deferred set-up costs that we incur in connection with our subscription services increased by 23.0%, or $1.4 million, in 2007 compared to 2006. These increases were due primarily to organic growth in our subscription business and the acquisition of Outtask, Inc. (“Outtask”) in January 2006. Fees paid to third parties for referrals and royalties increased by 22.2%, or $0.7 million, in 2007 compared to 2006. These increases were due to increases in the amount of business generated through reseller partners for subscription-based sales. In addition, depreciation, professional fees and other increased by 16.2%, or $0.8 million, in 2007 compared to 2006.

Cost of operations expenses represented 39.0% of total revenues in 2006 compared to 39.6% in 2005. Total salaries and related expenses and allocated overhead costs increased 29.4%, or $6.4 million, in 2006 compared to 2005, due primarily to increased personnel. Co-location and related telecommunications costs increased 27.5%, or $0.6 million, in 2006 compared to 2005. This increase was due primarily to organic growth in our subscription business, the addition of Outtask, and a one-time fee for the termination of certain third party services. Fees paid to third parties for referrals, resale arrangements and royalties increased 32.7%, or $0.7 million, in 2006 compared to 2005. This increase was due to an increase in the amount of business generated through reseller partners for subscription-based sales.

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

Sales and marketing expenses as a percentage of total revenues increased to 26.5% in 2007, from 23.6% in 2006. Sales and marketing expenses increased by 49.1%, or $11.2 million, in 2007 compared to 2006. Total salaries and related expenses increased by 40.6%, or $7.1 million, in 2007 compared to 2006, which was primarily due to an increase in personnel count. Costs for amortization of deferred commissions that we incur in connection with the sales of our subscription services increased by 62.5%, or $0.6 million, in 2007 compared to 2006. In addition, depreciation, professional fees and other increased by 84.7%, or $2.9 million, in 2007 compared to 2006, which was primarily due to increase in costs for advertising and other promotional activities.

Sales and marketing expenses were 23.6% of total revenues in 2006 compared to 24.3% in 2005. Total sales and marketing expenses increased 31.0%, or $5.4 million, in 2006 compared to 2005. The increase during the year was mainly due to a 30.0%, or $4.9 million, increase in salaries and related expenses and allocated overhead costs, driven primarily by personnel increases, as well as increases of 46.3%, or $0.5 million, in costs for advertising, trade shows and other promotional activities.

We expect total sales and marketing expenses in 2008 to increase as a percentage of revenue and in absolute dollars compared to 2007, driven primarily by an increase in sales personnel and marketing programs. These increases reflect a key part of our strategic focus in 2008, which is to ensure that our sales and marketing efforts are expanded to support expected demand and to create additional awareness in our target markets.

Systems Development and Programming Costs. Systems development and programming costs consist of salaries and related expenses and allocated overhead costs associated with employees and contractors engaged in software engineering, program management and quality assurance.

Systems development and programming costs decreased as a percentage of total revenues to 12.3% in 2007 compared to 12.8% in 2006. Systems development and programming costs increased by 27.5%, or $3.4 million, in 2007 compared to 2006. Salaries and related expenses increased by 8.6%, or $0.8 million, in 2007 compared to 2006, which was primarily due to an increase in personnel count due to the growth of the business. Depreciation, facilities and overhead allocation expense increased by 83.3%, or $2.7 million, in 2007 compared to 2006, which was primarily due to the increase in computer software depreciation expense related to internal-use software.

Systems development and programming costs were 12.8% of total revenues in 2006 compared to 13.0% in 2005. Systems development and programming costs recognized increased 33.3%, or $3.1 million, in 2006 compared to 2005. This increase was primarily due to increased salaries and related expenses of $4.0 million, offset by the required capitalization of certain costs related to the development of internal-use software.

In response to growing demand for our subscription services, we have increased the amount of resources focused on the development and programming of internal-use software used to provide these services. Under GAAP, costs for software developed or obtained for internal use are required to be capitalized and amortized over their useful lives. As of September 30, 2007 and 2006, capitalized internal-use software costs, net of amortization, totaled $12.5 million and $9.0 million.

We anticipate that recognized systems development and programming costs in 2008 will increase in absolute dollars and remain relatively consistent as a percentage of revenue compared to 2007 as we continue to focus on product innovation and enhancement.

General and Administrative. General and administrative expenses consist of salaries and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal and facilities, as well as miscellaneous costs, such as professional fees and public company regulatory compliance costs.

General and administrative expenses as a percentage of total revenues decreased to 14.5% in 2007 compared to 14.9% in 2006. General and administrative expense increased by 29.7%, or $4.3 million, in 2007 compared to 2006. Total salaries and related expenses increased by 29.5%, or $2.6 million, in 2007 compared to 2006, driven primarily by increases in personnel count related to the growth of our business. Depreciation, professional fees and other expenses increased by 30.0%, or $1.7 million, in 2007 compared to 2006.

General and administrative expenses were 14.9% of total revenues in 2006 compared to 14.4% in 2005. General and administrative expenses increased 40.1%, or $4.1 million, in 2006 compared to 2005. This increase was primarily due to a 44.7%, or $3.7 million, increase in personnel and related expenses and allocated overhead costs, driven primarily by personnel increases related to the growth of our business, a 123.9%, or $0.4 million, increase in miscellaneous costs, and a 25.6%, or $0.3 million, increase in accounting firm fees.

We expect the absolute dollar amount of general and administrative expenses to increase moderately in 2008 compared to 2007 due to increases in personnel costs related to the growth of our business. However, we expect general and administrative costs as a percentage of revenue to decrease slightly due to economies of scale.

Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of the intangible assets from acquisitions of Captura Software, Inc. (“Captura”) in July 2002, and Outtask, Inc. (“Outtask”) in January 2006. We amortized the Captura intangible asset as a non-cash charge to operations ratably over five years, which was consistent with the timing and level of the expected cash flows from the underlying acquired customer contracts. We are amortizing the Outtask intangible assets as non-cash charges to operations over a weighted average life of 8.2 years, which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks, and non-compete agreements.

Other Income (Expense)

	Year Ended September 30,
	2007	Change	2006	Change	2005
Other income (expense):
Interest income	$897	75.2%	$512	45.5%	$352
Interest expense	(1,240)	28.9%	(962)	13,642.9%	(7)
Other	231	220.8%	72	188.9%	(81)

Total other income (expense), net	$(112)	(70.4%)	$(378)	(243.2%)	$264

Interest Income and Interest Expense. Interest income increased in 2007 compared to 2006 and 2005 reflecting higher short term interest rates and higher levels of interest-earning cash and cash equivalent investments. The increase in interest expense in 2007 and 2006 compared to 2005 was due to debt financing used to fund the acquisition of Outtask in January 2006.

Income Tax Expense (Benefit)

	Year Ended September 30,
	2007	Change	2006	Change	2005
Income tax expense (benefit)	$5,315	(119.4%)	$(27,465)	—	$—

We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. The effective income tax rate for the year ended September 30, 2007 was 39.2%.

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

Financial Condition

Our total assets were $345.5 million and $181.3 million, as of September 30, 2007 and 2006, representing an increase of 90.5%, or $164.2 million. Our cash and cash equivalents were $168.8 million and $16.3 million, as of September 30, 2007 and 2006, representing an increase of 933.6%, or $152.5 million. Our cash increase was primarily due to $144.9 million of proceeds from our public stock offering of 5.4 million shares of Concur common stock, which was settled on September 28, 2007. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Our accounts receivable balances, net of allowances of $2.8 million and $1.5 million, were $31.5 million and $22.7 million, as of September 30, 2007 and 2006, representing an increase of 38.4%, or $8.7 million. The increase was mainly due to increased sales volume for the year ended September 30, 2007. Net property and equipment was $24.1 million and $20.4 million, as of September 30, 2007 and 2006, an increase of $3.7 million, with the largest increase due to the $4.5 million of computer equipment and software and investment in software used internally, primarily attributable to our subscription services offerings.

Our total current liabilities were $43.0 million and $39.4 million, as of September 30, 2007 and 2006, representing an increase of 9.2%, or $3.6 million. Accrued compensation increased by 127.5%, or $6.4 million, which was driven primarily by increases in personnel counts related to the growth of our business and amounts related to annual incentive compensation. The current portion of deferred revenues increased by $5.6 million, which was primarily due to growth in our customer base for our subscription services offerings during the period. In addition, accounts payable increased by $1.6 million, which relates primarily to accrued liabilities associated with our acquisition of Gelco, our public stock offering, amending our credit facility with a financial institution and tax withholdings for vesting of stock based awards. These additions were partially offset by the $8.1 million decrease in acquisition related liabilities, which was primarily due to the payment of amounts due to shareholders related to the acquisition of Outtask.

Our common stock and additional paid in capital totaled $445.3 million and $287.4 million, as of September 30, 2007 and 2006, an increase of 55.0%, or $157.9 million. The increase was primarily due to our public stock offering of 5.4 million shares of Concur common stock, which contributed net proceeds of $144.9 million. Other increases include the proceeds received from the exercise of stock options under our stock-based compensation plans and the sale of stock under our employee stock purchase plans. These amounts were partially offset by the repurchase of 114 shares of common stock for $1.9 million.

Liquidity and Capital Resources

Our available sources of liquidity as of September 30, 2007, consisted principally of cash and cash equivalents totaling $168.8 million, of which $144.9 million was from the proceeds of our public stock offering of 5.4 million shares of Concur common stock, which was settled on September 28, 2007. All of the proceeds from the common stock offering were used to fund the Gelco acquisition, which closed on October 1, 2007. We also have a revolving credit line available, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, and systems development and programming costs. Operating activities provided $32.2 million, $11.4 million and $10.3 million, in 2007, 2006 and 2005. The increase in cash provided by operating activities during 2007 was driven by earnings, depreciation, amortization, share-based compensation, and the decrease in accrued acquisition costs offset by increases in receivables, prepaids and accounts payable.

Our investing activities used $20.7 million, $31.3 million and $12.9 million, in 2007, 2006 and 2005. Purchases of property and equipment totaled $12.5 million, $9.9 million and $9.7 million, in 2007, 2006 and 2005. These amounts consisted mainly of computer equipment and software purchases, leasehold improvements, as well as amounts capitalized for the development of software used internally, as described in more detail in “Results of Operations—Expenses—Systems Development and Programming Costs” above. Investing activities for 2007 and 2006 included the use of $8.2 million and $21.9 million for the acquisition of Outtask.

Our financing activities provided $140.4 million and $19.9 million, in 2007 and 2006, and we used $5.0 million in 2005. Proceeds from financing activities in 2007 included $144.9 million from the public stock offering of 5.4 million shares of Concur common stock. Other increases in 2007 include the proceeds received from the exercise of stock options under our stock-based compensation plans of $8.1 million and the sale of stock under our employee stock purchase plans of $0.8 million. These amounts were partially offset by the net repayment of debt of $11.5 million and the repurchase of 114 shares of common stock for $1.9 million.

Proceeds from financing activities during 2006 consisted primarily of proceeds from borrowings to fund the acquisition of Outtask. Other items included proceeds from the issuance of stock from the exercise of stock options in 2006 and 2005. Cash outflows included $2.5 million and $9.0 million for the repurchase of common stock, as described in more detail below, from financing activities for 2006 and 2005. Scheduled payments made on loans and capital leases of $1.3 million and $0.2 million accounted for the remaining cash outflows from financing activities for 2006 and 2005.

As of September 30, 2006, we maintained a $22.0 million secured agreement (“Old Loan Agreement”) with a financial institution. The Old Loan Agreement established a $14.0 million five year term loan, which we utilized to fund our acquisition of Outtask, and an $8.0 million revolving line of credit. The Old Loan Agreement was secured by pledges of our stock, and guarantees of our subsidiaries and security interests in substantially all of our assets. The Old Loan Agreement included without limitation, certain restrictions on the use of the borrowing and required compliance with certain financial covenants (including certain debt ratios and interest coverage ratios). As of September 30, 2006, we were in compliance with all loan covenants as required under the terms terms of the Old Loan Agreement.

On June 1, 2007, we terminated our Old Loan Agreement and we rolled our outstanding principal balance of $11.0 million, into a new Credit Agreement (“Credit Agreement”) with a different financial institution. The Credit Agreement provided for a revolving loan for up to $50 million and expires in June 2010, or such earlier date as provided in the Credit Agreement. At our option, the interest rate on the revolving loan is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. We had granted security interests in substantially all of our assets as collateral for the loans under the Credit Agreement. The Credit Agreement required compliance with certain covenants, which limit among other things our ability to consummate a sale of assets, make changes in our capital structure and pay out dividends. As of September 30, 2007, we had an outstanding balance on the Credit Agreement of $5.4 million. The outstanding balance on our Credit Agreement matures in June 2010. As of September 30, 2007 we were in compliance with all loan covenants under the terms of the Credit Agreement.

On October 1, 2007, we amended and restated our Credit Agreement (“Amended Credit Agreement”) and incurred additional indebtedness in the aggregate principal amount of $19.5 million under our Amended Credit Agreement, which increased the revolving facility to up to $70.0 million and expires in September 2012, or earlier as provided in the Amended Credit Agreement. Such additional indebtedness was used to finance a portion of the total consideration paid at the closing of the Gelco acquisition on October 1, 2007. See Note 17. Subsequent Events, of our Consolidated Financial Statements, for additional information.

In January 2005, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to 2.0 million shares of our outstanding common stock over a two-year period expiring in January 2007 (“Repurchase Program”). In September 2006, our Board of Directors extended the Repurchase Program for an additional two year period expiring in January 2009 and increased the number of shares eligible for repurchase by 2.0 million shares. Repurchases under the Repurchase Program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices and repurchased shares will be retired. During 2007, 2006 and 2005, we repurchased and retired 114 shares, 200 shares and 1,095 shares of our outstanding common stock under the Repurchase Program. As of September 30, 2007, we had 2.6 million shares eligible for repurchase under the Repurchase Program.

In September 2007, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which, on September 28, 2007, we issued 5.4 million shares of our common stock for $144.9 million, net of transaction costs.

We believe our cash and cash equivalents, amounts available under our credit facilities, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs and capital expenditures for at least the next 12 months. In the longer term, or if we decide to acquire assets or businesses, we may require additional funds and may seek to raise such additional funds through private or public sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements or other available means. There can be no assurances that any such funds will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. The following table summarizes our outstanding contractual obligations as of September 30, 2007:

Years ending September 30,	Debt Obligations	Operating Leases	Purchase Obligations (1)
2008	$—	$1,808	$1,476
2009	—	1,518	1,475
2010	5,369	1,560	356
2011	—	1,419	—
2012	—	1,386	—
2013 and thereafter	—	866	—

Total	$5,369	$8,557	$3,307

(1)	Reflects future minimum commitments under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription services offerings.

Off Balance Sheet Arrangements

None. We do not use derivative financial instruments.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; such estimates and judgments are periodically re-evaluated. Actual results may differ materially from these estimates under different assumptions, judgments or conditions.

The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those we deem most important to the portrayal of our financial condition and results of operations, including those that require the most difficult, subjective or complex judgments. Our critical accounting policies include business combinations, revenue recognition, internal-use software, allowances for accounts receivable, share-based compensation and income taxes.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology and non-compete agreements; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

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

Other revenues consist of fees earned from, and allocable to, grants of licenses to use our software products. We recognize license revenues when evidence of a license arrangement exists, we have delivered the software, the amount of the transaction is fixed or determinable, collection is probable and VSOE exists for any undelivered elements of the arrangement. Elements included in our multiple-element software arrangements consist of various licensed software products and services such as software maintenance services, consulting services and subscription services.

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

In arrangements where we license our software and also host the licensed software for our customer, a software element is only considered present if our customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, and it is feasible for our customer to either operate the software on its own hardware or contract with another vendor to host the software. If the arrangement meets these criteria, as well as the other criteria for recognition of license revenues described above, we deem there to be software element present and recognize license revenues when the software is delivered and we recognize the subscription hosting revenues as the hosting service is provided. Hosting set-up fees for such arrangements, as well as the associated direct and incremental costs, are deferred and recognized ratably over the hosting service period. If we determine that a separate software element as described above is not present, we combine the software license fees with the subscription hosting fees and recognize them ratably over the subscription service period, as subscription revenue. Our judgment as to whether we meet the criteria above could have a material affect on the timing and mix of our revenue recognition and on our results of operations.

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

Internal-Use Software

We capitalize certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. We capitalize software development costs when application development begins and it is probable that the project will be completed and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. Capitalized costs are ratably amortized, using the straight-line method, over the estimated useful lives of the related applications which typically range from two to five years. Our judgment as to which costs to capitalize, when to begin capitalizing such costs, and what period to amortize the costs over, may materially affect our results of operations.

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

Share-based Compensation

Our equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely primarily on four equity compensation plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, Share-based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the year ended

September 30, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-based Compensation (“SFAS123”), and compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Under the provisions of SFAS 123R, our Employee Stock Purchase Plan is deemed non-compensatory. See Note 8 to our Consolidated Financial Statements for further detail, including the impact of the adoption of SFAS 123R to our Income Statements.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. A release of valuation allowance as a result of an acquisition is recorded as reduction of goodwill recognized in the acquisition rather than a tax benefit in the income statement.

As of September 30, 2007, we believe it is more likely than not that the amount of the deferred tax assets recorded on our Balance Sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not probable.

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

As discussed in Note 4 of Notes to Consolidated Financial Statements, our credit facility bears interest at floating rates we select under the terms of the Credit Agreement. As of September 30, 2007, we had $5.4 million outstanding on the credit agreement. The credit facility is not hedged with an interest rate swap. On an annual basis, a 100 basis point change in interest rates would result in an approximate $54 change to annual interest expense, based upon net variable rate borrowings of $5.4 million.

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

Derivatives. We do not use derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Concur Technologies, Inc.

Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm	41

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	43

Income Statements for the years ended September 30, 2007, 2006 and 2005	44

Balance Sheets as of September 30, 2007 and 2006	45

Stockholders’ Equity Statements for the years ended September 30, 2007, 2006 and 2005	46

Cash Flow Statements for the years ended September 30, 2007, 2006 and 2005	47

Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Concur Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Concur Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concur Technologies, Inc. and subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2007 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Concur Technologies, Inc.

We have audited Concur Technologies, Inc.’s (the Company) internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2007 and our report dated December 14, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Concur Technologies, Inc. and Subsidiaries

Redmond, Washington

We have audited the accompanying consolidated balance sheet of Concur Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concur Technologies, Inc. and subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on October 1, 2005.

/s/ DELOITTE & TOUCHE LLP Seattle, Washington
December 14, 2006

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

	Year ended September 30,
	2007	2006	2005
Revenues:
Subscription	$115,996	$80,501	$53,011
Consulting and other	13,111	16,644	18,820

Total revenues	129,107	97,145	71,831

Expenses:
Cost of operations	43,711	37,846	28,450
Sales and marketing	34,154	22,907	17,484
Systems development and programming	15,866	12,445	9,336
General and administrative	18,759	14,458	10,319
Amortization of intangible assets	2,965	2,420	1,140

Total expenses	115,455	90,076	66,729

Operating income	13,652	7,069	5,102

Other income (expense):
Interest income	897	512	352
Interest expense	(1,240)	(962)	(7)
Other, net	231	72	(81)

Total other income (expense), net	(112)	(378)	264

Income before income tax	13,540	6,691	5,366
Income tax expense (benefit)	5,315	(27,465)	—

Net income	$8,225	$34,156	$5,366

Net income per share available to common stockholders:
Basic	$0.22	$0.97	$0.16
Diluted	0.20	0.87	0.15

Weighted average shares used in computing net income per share:
Basic	37,443	35,056	32,906
Diluted	41,033	39,150	36,348

See notes to Consolidated Financial Statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amounts)

	September 30,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$168,835	$16,334
Accounts receivable, net of allowance of $2,766 and $1,544	31,460	22,734
Prepaid expenses	1,797	1,368
Current portion of deferred income taxes	2,657	2,759
Other current assets	8,448	5,883

Total current assets	213,197	49,078
Property and equipment, net	24,066	20,429
Intangible assets, net	10,604	13,570
Goodwill	57,128	65,628
Deferred income tax assets, net of current portion	28,264	24,839
Deposits and other long-term assets	12,223	7,775

Total assets	$345,482	$181,319

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$4,193	$2,551
Accrued compensation	11,492	5,052
Acquisition-related liabilities	700	8,826
Other accrued liabilities	4,655	3,415
Current portion of long-term debt	—	3,312
Current portion of deferred rent	399	240
Current portion of deferred revenues	21,560	15,974

Total current liabilities	42,999	39,370
Long-term debt, net of current portion	5,369	13,520
Deferred rent, net of current portion	2,428	2,827
Deferred revenues, net of current portion	10,326	8,208

Total liabilities	61,122	63,925

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share
Authorized shares: 5,000; No shares issued or outstanding Common stock, $0.001 par value per share	—	—
Authorized shares: 60,000
Shares issued and outstanding: 43,699 and 36,142
Issuable shares: 0 and 284	44	36
Additional paid-in capital	445,324	287,382
Accumulated deficit	(162,012)	(170,237)
Accumulated other comprehensive income	1,004	213

Total stockholders’ equity	284,360	117,394

Total liabilities and stockholders’ equity	$345,482	$181,319

See notes to Consolidated Financial Statements.

Concur Technologies, Inc.

Stockholders’ Equity Statements

(In thousands)

	Common Stock		Common Stock Issuable Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 1, 2004	32,981	$33	—	$239,778	$(209,759)	$93	$30,145

Common stock repurchased	(1,095)	—	—	(8,987)	—	—	(8,987)

Common stock issued:
Employee Stock Purchase Plan	275	—	—	1,753	—	—	1,753
Stock option exercises	1,055	—	—	2,481	—	—	2,481
Foreign currency translation adjustment loss	—	—	—	—	—	(66)	(66)
Net Income	—	—	—	—	5,366		5,366

Balance as of September 30, 2005	33,216	33	—	235,025	(204,393)	27	30,692

Common stock repurchased	(200)	—	—	(2,451)	—	—	(2,451)

Common stock issued:
Employee Stock Purchase Plan	60	—	—	819	—	—	819
Stock option exercises	1,344	1	—	4,835	—	—	4,836
Share-based compensation expense	—	—	—	5,081	—	—	5,081
Issuance of common stock in connection with acquisition, net	1,722	2	—	39,924	—	—	39,926
Shares issuable for acquisition of Outtask	—	—	284	4,149	—	—	4,149
Foreign currency translation adjustment gain	—	—	—	—	—	186	186
Net Income	—	—	—	—	34,156	—	34,156

Balance as of September 30, 2006	36,142	36	284	287,382	(170,237)	213	117,394

Common stock repurchased	(114)	—	—	(1,853)	—	—	(1,853)

Common stock issued:
Employee Stock Purchase Plan	48	—	—	806	—	—	806
Stock option exercises and vesting of restricted stock units	1,934	2	—	8,075	—	—	8,077
Equity offering, net of issue costs	5,405	6	—	144,861	—	—	144,867
Acquisition of Outtask, Inc.	284	—	(284)	—	—	—	0
Share-based compensation expense	—	—	—	6,053	—	—	6,053
Foreign currency translation adjustment gain	—	—	—	—	—	791	791
Net Income	—	—	—	—	8,225	—	8,225

Balance as of September 30, 2007	43,699	$44	—	$445,324	$(162,012)	$1,004	$284,360

See notes to Consolidated Financial Statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

	Year Ended September 30,
	2007	2006	2005
Operating activities:
Net income	$8,225	$34,156	$5,366
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,965	2,420	1,140
Depreciation	9,048	5,316	2,899
Leasehold improvements received from a lessor	—	—	3,200
Provision for doubtful accounts receivable	1,300	1,565	804
Share-based compensation expense	5,752	4,859	—
Deferred income taxes	5,177	(27,598)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(9,947)	(8,760)	(2,929)
Prepaid expenses, deposits and other assets	(6,572)	(4,090)	(4,356)
Accounts payable	1,564	1,101	(356)
Accrued liabilities	6,984	(452)	591
Deferred revenues	7,680	2,840	3,964

Net cash provided by operating activities	32,176	11,357	10,323

Investing activities:
Purchases of property and equipment	(12,508)	(9,933)	(9,721)
Acquisition of leasehold improvements	—	—	(3,200)
Decrease in restricted cash balances	—	500	50
Payments for acquisition, net of cash acquired	(8,225)	(21,900)	—

Net cash used in investing activities	(20,733)	(31,333)	(12,871)

Financing activities:
Net proceeds from issuance of common stock	144,867	—	—
Net proceeds from stock-based award activity	8,076	4,836	2,481
Proceeds from issuance of common stock from employee stock purchase plan	806	819	1,753
Payments on repurchase of common stock	(1,853)	(2,451)	(8,987)
Proceeds from borrowings	11,369	18,000	—
Repayments on borrowings and capital leases	(22,832)	(1,293)	(205)

Net cash provided by (used in) financing activities	140,433	19,911	(4,958)

Effect of foreign currency exchange rate changes on cash and cash equivalents	625	197	(27)

Net increase in cash and cash equivalents	152,501	132	(7,533)
Cash and cash equivalents at beginning of year	16,334	16,202	23,735

Cash and cash equivalents at end of year	$168,835	$16,334	$16,202

Supplemental cash flow information:
Cash paid for interest	$1,110	$800	$—
Common stock and options issued in connection with acquisition	—	39,900	—
Common stock issuable in connection with acquisition	—	4,149	—
Income tax payments, net	248	209	—
Cash payable for acquisition	—	6,250	—
Cash payable for transaction costs related to common stock issue	705	—	—

See notes to Consolidated Financial Statements.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements

September 30, 2007

Note 1.	Description of the Company and Summary of Significant Accounting Policies

All dollar, option and share amounts are reported in thousands, unless otherwise noted.

Description of the Company

Concur Technologies, Inc. is a leading global provider of on-demand Employee Spend Management solutions. Our integrated travel and expense software solutions enable organizations to control costs by automating the processes used to manage employee spending. Our solutions unite online travel procurement with automated expense reporting, streamline corporate event management, and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our unified approach to managing these processes provides our customers with visibility into their employee spending, which helps to analyze trends, influence budget decisions, improve forecasting and monitor and enforce compliance with corporate policies and external regulations, including the Sarbanes-Oxley Act.

Our core mission is to continuously innovate to reduce the costs of employee spend management for our customers. We work closely with our customers to identify opportunities to increase the value of our solutions by further streamlining the travel procurement, expense reporting and vendor payment processes, reducing operating costs, improving internal controls, enhancing the overall user experience and user adoption rates and enabling customers to gain greater insight into their spending patterns through comprehensive analytics. During the past year, we significantly broadened our existing suite of solutions by introducing new solutions and features including the following:

•

Concur® Travel & Expense, which is our solution that fully integrates our flagship products, Concur® Expense and Concur® Cliqbook Travel. We believe that Concur Travel & Expense is the most effective solution available for providing a single seamless process for managing travel procurement and expense reporting within a business.

•

Smart Expense™, which is a new feature that drives our One Touch Business Travel™, in which the click that books the travel reservation simultaneously begins the expense reporting process. As travel occurs, Smart Expense automatically populates expense reports with information reconciled from three sources of expense information: itinerary data captured at the time of booking; corporate card charges incurred by the employee; and electronic receipts captured directly from the supplier.

•

Concur® Vendor Payment, which is our solution that automates, simplifies and reduces the costs of entering, approving and managing the payment of vendor invoices. We believe the long-term opportunity of this solution is comparable to that of our core travel and expense management solution.

•

Concur® Connect, which is our global platform that connects over 100,000 suppliers of travel content and services to our travel and expense solutions, boosting adoption of online travel procurement by our customers’ users. A number of these suppliers also provide us with electronic receipts that can be used to generate Smart Expenses.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Concur and its wholly-owned subsidiaries. All intercompany accounts and transactions were eliminated in consolidation. We report our Consolidated Financial Statements on a fiscal year basis that starts on October 1 and ends on September 30. Throughout these Consolidated Financial Statements, we refer to our fiscal years ending September 30, 2005-2010, as “2005,” “2006,” “2007,” “2008”, “2009” and “2010.”

Use of Estimates

We prepared our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) which requires us to make estimates and assumptions affecting the amounts reported in the Consolidated Financial Statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include the determination of certain provisions, including allowances for accounts receivable, product warranties, estimating useful lives of property and equipment, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business combinations, deferring certain revenues and costs, estimating expected lives of customer relationships, valuation of share-based compensation and estimating tax valuation allowances.

Business Combinations

We are required to allocate the purchase price of acquired companies to the identifiable intangible and tangible assets acquired and liabilities assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology and non-compete agreements; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

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

Internal-Use Software

We capitalize certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll, benefits and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2007 and 2006, capitalized internal-use software costs, net of amortization, totaled $12.5 million and $9.0 million. These capitalized costs are being ratably amortized, using the straight-line method, over the estimated useful lives of the related applications which typically range from two to five years. The capitalized costs are included in Property and equipment, net on our Balance Sheet.

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

Share-based Compensation

Our equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely primarily on four equity compensation plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, Share-based Payment (“SFAS 123R”), requiring us to recognize expenses related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the year ended September 30, 2007 and 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-based Compensation (“SFAS123”), and compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Under the provisions of SFAS 123R, our Employee Stock Purchase Plan is deemed non-compensatory. See Note 9 for further detail, including the impact of the adoption of SFAS 123R to our Income Statements.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. A release of valuation allowance as a result of an acquisition is recorded as reduction of goodwill recognized in the acquisition rather than a tax benefit in the income statement.

As of September 30, 2007, we believe it is more likely than not that the amount of the deferred tax assets recorded on our Balance Sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not probable.

Cash and Cash Equivalents

Highly liquid financial instruments purchased with maturities of three months or less at the date of purchase are reported as cash equivalents.

Fair Values of Financial Instruments

We have the following financial instruments: cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt approximates fair value based on the liquidity of these financial instruments and/or based on their short-term nature, and, for long-term debt, because the variable interest rate approximates market.

Systems Development and Programming Costs

Systems development and programming costs associated with computer software products to be licensed, sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model; thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product, with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result no significant development costs have been incurred during those periods. Accordingly, Concur has not capitalized any systems development and programming costs to date associated with computer software products to be licensed, sold, leased or otherwise marketed.

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

Advertising and Marketing Costs

Costs of marketing materials and advertising expenditures are charged to operations when the materials are used or the advertising is first released. Advertising costs for 2007, 2006 and 2005, were $1,294, $488 and $284.

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

Deferred Revenues and Deferred Costs

As described above in Revenue Recognition Policy, we defer certain revenues and related direct and incremental costs and recognize them ratably over the applicable service period. We categorize deferred revenues and deferred costs on our Balance Sheet as current if we expect to recognize such revenue or cost within the following twelve months.

Business Combinations and Valuation of Intangible Assets

We account for business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill. Results of operations of acquired businesses are included in the financial statements of the acquiring company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition and we expense amounts allocated to in-process research and development in the period of acquisition. As required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we do not amortize goodwill, but instead test goodwill for impairment annually and would record any necessary impairment in accordance with SFAS 142. Identifiable intangibles, such as the acquired customer base, are amortized over their expected economic lives in proportion to their expected future cash flows.

Purchase Price Allocation Adjustment

In 2007, we identified an additional purchase price allocation adjustment to reflect the estimated impact of Outtask, Inc.’s forecasted operations on our ability to realize existing deferred tax assets, primarily net operating loss carry forwards. The purchase price adjustment, which would have been recorded in the September 30, 2006, balance sheet but is not material to that balance sheet, is recorded as of September 30, 2007. The purchase price allocation adjustment increased Long-term deferred tax assets, as a result of a reduction in the valuation allowance, and decreased Goodwill by $8.5 million.

Impairment of Goodwill and Certain Other Long-Lived Assets

In accordance with SFAS 142 we test goodwill for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We conducted our most recent test for impairment as of March 31, 2007, and we determined that goodwill was not impaired.

We account for the impairment of long-lived assets other than goodwill in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets, including intangible assets other than goodwill, which we consider to be impaired.

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

	Year ended September 30,
	2007	2006	2005
Net income	$8,225	$34,156	$5,366
Weighted average number of shares outstanding:
Basic	37,443	35,056	32,906
Dilutive effect of equity award plans (1)	3,590	4,094	3,442

Diluted	41,033	39,150	36,348

Net income per share available to common stockholders:
Basic	$0.22	$0.97	$0.16
Diluted	0.20	0.87	0.15

(1)	For 2007, 2006 and 2005, we excluded 369 options, 817 options and 2,299 options to purchase our common stock from the calculations of diluted earnings per share because the exercise price for those options was above the average market price of our stock and including these options in the diluted earning per share calculation would have had an anti-dilutive effect.

Concentrations of Credit Risk

Financial instruments that potentially subject Concur to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. These instruments are generally unsecured and uninsured. We maintain the majority of our cash balances with one financial institution. Accounts receivable are typically unsecured and are from revenues earned from customers across different geographic areas, primarily located in the United States, operating in a wide variety of industries. No single customer accounted for greater than 10% of our revenues in any of the periods presented. No customer represented greater than 10% of outstanding trade accounts receivable at either September 30, 2007 or 2006. We typically do not require collateral or other security to support credit sales but provide allowances for sales and doubtful accounts based on historical experience and specific identification.

Foreign Currency Translation

We have subsidiaries located in the United Kingdom and Australia. The functional currency of each foreign subsidiary is the local currency in the country in which the subsidiary is located. We translate assets and liabilities denominated in foreign currencies to U.S. dollars at the exchange rate in effect on the Balance Sheet date. We translate revenues and expenses at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are included in other comprehensive income. Gains and losses on foreign currency transactions are included in our Income Statements as incurred and were insignificant for all periods presented.

Recently Adopted Accounting Standards

Gross versus Net Presentation of Taxes

In June 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. We present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 did not have a material effect on our Consolidated Financial Statements.

Accounting Changes and Error Corrections

The FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28 (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and we adopted SFAS 154 in the first quarter of our fiscal year ending September 30, 2007. Our adoption of SFAS 154 did not result in any material impact on our results of operations and financial condition.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. We adopted SAB 108 during the first quarter of 2007. Our adoption of SAB 108 did not result in any material impact on our results of operations and financial condition

Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 in the first quarter of 2008. Based on our analysis of our uncertain tax provisions, we expect that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not result in a material impact to our consolidated financial statements upon the initial adoption of FIN 48.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 157 on our Consolidated Financial Statements.

In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 159 in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 159 on our Consolidated Financial Statements.

Business Combinations and Noncontrolling Interests in Consolidated Financial Statements

In December of 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS No. 141R in the first quarter of 2010. We are currently evaluating the impact of adopting SFAS 141R on our Consolidated Financial Statements.

In December of 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on of after December 15, 2008. We are required to adopt SFAS No. 160 in the first quarter of 2010. We are currently evaluating the impact of adopting SFAS 160 on our Consolidated Financial Statements.

Note 2.	Business Combinations

Acquisition of Outtask, Inc.

On January 23, 2006, we acquired all the outstanding shares of Outtask, Inc. (“Outtask”), a privately held company based in Alexandria, Virginia. Outtask was a “Software-as-a-Service” provider, delivering employee-facing applications for travel and expense management to corporate customers. We acquired Outtask to expand our on-demand Corporate Expense Management suite, in particular by offering clients a corporate travel management service, Cliqbook. We accounted for this acquisition as a purchase business combination.

We have included Outtask’s operating results in our Income Statements from the date of the acquisition. We present pro forma results of operations for Outtask because the effect of this acquisition was material to Concur on a standalone basis.

Under the terms of the agreement, the total purchase consideration was $76.8 million, which consists of the following components:

Purchase Consideration
(in millions)
Cash paid	$23.4
Equity, common stock issued (1.7 million shares)	26.0
Equity, options (1.3 million options)	13.9
Acquisition-related transaction costs	3.1

Total initial consideration	66.4

Contingent cash	6.3
Equity, common stock issuable (284 shares)	4.1

Total contingent consideration	10.4

Total	$76.8

The initial consideration totaled $66.4 million and the contingent consideration totaled $10.4 million. The contingent consideration was subject to the satisfaction of combined company performance metrics as of September 30, 2006, as well as other factors, as set forth in the definitive merger agreement.

In February 2007, we made a cash payment of $7.8 million to the shareholders of Outtask, which included $6.3 million for the contingent consideration and we issued 284 shares of common stock previously recorded as common stock issuable. As of September 30, 2007, $700 of cash consideration remains held back and is recorded in Acquisition-related liabilities on our Balance Sheet.

Purchase Price Allocation

We based the allocation of the total purchase price of Outtask’s net tangible and identifiable intangible assets upon the estimated fair value of those assets as of January 23, 2006, and revised them based upon combined company performance metrics as of September 30, 2006. We allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. In 2007 we made a purchase price allocation adjustment by reducing the valuation allowance on Long-term deferred tax assets of $8.5 million with a corresponding reduction to Goodwill. This adjustment is described in more detail in Note 1. The following table presents the allocation of the total purchase price of $76.8 million:

Purchase Price Allocation
(in millions)
Cash and cash equivalents	$1.5
Accounts receivable	3.2
Property and equipment	0.7
Goodwill	53.4
Reduction of valuation allowance on long-term deferred income tax assets as a result of the acquisition	8.5
Other intangible assets	13.9
Accounts payable	(0.1)
Accrued expenses	(3.5)
Deferred revenue	(0.8)

Total	$76.8

Intangible assets

Intangible assets include trade name and trademarks, technology, non-compete agreements and customer relationships. We estimated the fair value of intangible assets using the income approach, including the excess earnings methodology, to value these identifiable intangible assets which are subject to amortization. These estimates are the responsibility of management.

The following table presents the components of our intangible assets as of September 30, 2007:

Description	Revised Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Useful Life (in years)
Trade name and trademarks	$200	$200	$—	1.0
Technology	6,200	1,775	4,425	5.5
Non-compete agreements	200	169	31	2.0
Customer relationships	7,300	1,152	6,148	10.8

Total	$13,900	$3,296	$10,604

Tangible Assets Acquired and Liabilities Assumed

We have estimated the fair value of certain tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the allowance for doubtful accounts, deferred revenues and deferred taxes.

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for Concur and Outtask on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented. Concur’s results of operations for the year ended September 30, 2006, included the results of Outtask since January 23, 2006, the date of acquisition. The unaudited pro forma financial information for the year ended September 30, 2006, combines Concur’s results for these periods with the results of Outtask for the period from October 1, 2005, through January 22, 2006. The pro forma financial information below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented:

	Year Ended September 30,
	2006	2005
Revenues	$101,969	$85,578
Net income	33,122	3,517
Net income per share	$0.83	$0.09

Note 3.	Intangible Assets

Amortization of intangible assets represents the allocation of intangible assets from acquisitions. The gross and net carrying amounts of the acquired intangible assets as of September 30, 2007 and 2006, were as follows:

	September 30,
Intangible assets	2007	2006
Gross carrying amount	$19,600	$19,600
Accumulated amortization	(8,996)	(6,030)

Intangible asset, net	$10,604	$13,570

The related amortization expense reflected in our income statements for 2007, 2006 and 2005, were $3.0 million, $2.4 million and $1.1 million.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Years ending September 30,	Amortization of Intangible Assets
2008	$1,885
2009	1,854
2010	1,772
2011	1,426
2012	908
Thereafter	2,759

Total	$10,604

Note 4.	Long-Term Debt

Our debt outstanding as of September 30, 2007 and 2006, consisted of:

	September 30,
	2007	2006
Capital lease	$—	$22
Financial institution revolving credit facility	5,369	4,000
Financial institution term loan	—	12,810

Total debt	5,369	16,832
Current portion	—	3,312

Long-term debt, excluding current portion	$5,369	$13,520

As of September 30, 2006, we maintained a $22.0 million secured agreement (“Old Loan Agreement”) with a financial institution. The Old Loan Agreement established a $14.0 million five year term loan, which we utilized to fund our acquisition of Outtask, and an $8.0 million revolving line of credit. The Old Loan Agreement was secured by pledges of our stock and guarantees of our subsidiaries and security interests in substantially all of our assets. The Old Loan Agreement included without limitation, certain restrictions on the use of the borrowing and required compliance with certain financial covenants (including certain debt ratios and interest coverage ratios). As of September 30, 2006, we were in compliance with all loan covenants as required under the terms of the Old Loan Agreement.

On June 1, 2007, we terminated our Old Loan Agreement and we rolled our outstanding principal balance of $11.0 million, into a new Credit Agreement (“Credit Agreement”) with a different financial institution. The Credit Agreement provided for a revolving loan for up to $50 million and expires in June 2010, or such earlier date as provided in the Credit Agreement. At our option, the interest rate on the revolving loan is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. We had granted security interests in substantially all of our assets as collateral for the loans under the Credit Agreement. The Credit Agreement required compliance with certain covenants, which limit among other things our ability to consummate a sale of assets, make changes in our capital structure and pay out dividends. As of September 30, 2007, we had an outstanding balance on the Credit Agreement of $5.4 million. The outstanding balance matures in June 2010. As of September 30, 2007, we were in compliance with all loan covenants under the terms of the Credit Agreement.

On October 1, 2007, we amended and restated our Credit Agreement (“Amended Credit Agreement”) and incurred additional indebtedness in the aggregate principal amount of $19.5 million under Amended Credit Agreement, which increased the revolving facility to up to $70.0 million and expires in September 2012, or earlier as provided in the Amended Credit Agreement. Such additional indebtedness was used to finance a portion of the total consideration paid at the closing of the Gelco Acquisition on October 1, 2007. See Note 17. Subsequent Events for additional information.

Note 5.	Property and Equipment

Our property and equipment as of September 30, 2007 and 2006, consisted of the following:

	September 30,
	2007	2006
Computer hardware	$11,309	$9,273
Computer software	27,982	20,069
Furniture and leased equipment	1,224	1,284
Leasehold improvements	4,935	4,858

Property and equipment, gross	45,450	35,484
Less: accumulated depreciation	(21,384)	(15,055)

Property and equipment, net	$24,066	$20,429

As of September 30, 2007 and 2006, capitalized internal-use software costs, net of amortization, totaled $12.5 million and $9.0 million.

Note 6.	Commitments

Our future minimum commitments under non-cancelable contracts are as follows:

Years ended September 30,	Operating Leases	Purchase Obligations
2008	$1,808	$1,476
2009	1,518	1,475
2010	1,560	356
2011	1,419	—
2012	1,386	—
2013 and thereafter	866	—

Total	$8,557	$3,307

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. Our rent expense for 2007, 2006 and 2005, was $1.9 million, $1.7 million and $1.8 million.

Purchase Obligations

We have future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription service offerings.

Note 7.	Income Taxes

Our income tax expense is based on pretax financial accounting income. We determine deferred tax assets and liabilities based on the difference between the GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the years ended September 30, 2007, 2006 and 2005, income before income taxes and the income tax expense (benefit) consisted of the following:

	Year ended September 30,
	2007	2006	2005
Current income taxes:
Federal	$138	$133	$—
State and local	—	—	—
Foreign	—	—	—

Current income tax expense	138	133	—

Deferred income taxes:
Federal	4,935	(26,375)	—
State and local	242	(1,223)	—
Foreign	—	—	—

Deferred income tax expense (benefit):	5,177	(27,598)	—

Income tax expense (benefit)	$5,315	$(27,465)	$—

Our income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 34% to the income before income taxes for the years ended September 30, 2007, 2006 and 2005. The principal reasons for the differences are as follows:

	Year ended September 30,
	2007	2006	2005
Statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of federal income taxes	3.1	4.7	3.5
Amounts not deductible for tax purposes	1.6	2.4	2.7
Non-deductible Incentive Stock Option share-based compensation	3.7	13.4	—
Foreign rate differentials	(0.4)	1.6	3.8
Expiration of foreign net operating losses	0.0	21.1	12.9
Expiration of state net operating losses	0.0	7.7	8.3
Change in valuation allowance	(2.8)	(495.4)	(65.2)

Effective tax rate	39.2%	(410.5)%	0.0%

Our deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for the future tax benefit of net operating losses and tax credit carryforwards. Significant components of our deferred tax assets and liabilities as of September 30, 2007 and 2006, are as follows:

	September 30,
	2007	2006
Deferred tax assets:
Federal net operating loss carryforwards	$90,363	$95,175
Foreign net operating loss carryforwards	2,555	2,675
Tax credit carryforwards	6,655	6,517
Deferred revenue	11,699	8,818
Other	5,049	6,307

Total deferred tax assets	116,321	119,492

Deferred tax liabilities:
Intangible assets	(3,515)	(4,531)
Deferred costs	(6,867)	(4,592)
Property and equipment	(5,408)	(4,532)
Other	(89)	(82)

Total deferred tax liabilities	(15,879)	(13,737)

Net deferred tax asset	100,442	105,755
Less: valuation allowance	(69,521)	(78,157)

Net deferred tax asset	$30,921	$27,598

SFAS No. 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We believe, based on factors including, but not limited to, our significant financial and tax loss history, forecasts of financial and taxable income or loss by jurisdiction, the estimated impact of future stock option deductions, possible tax planning strategies and the expiration dates and amounts of net operating loss carryforwards, that it is more likely than not that a portion of the deferred tax asset as of September 30, 2007, will be realized in the future. As of September 30, 2007, we continue to maintain a valuation allowance of $70.0 million against the deferred tax asset. We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

The net decreases in the valuation allowance for 2007, 2006 and 2005, were $8.6 million, $31.1 million and $1.5 million. The reduction in the valuation allowance in 2007 is related to a purchase price allocation adjustment as further described in Note 1. The principal reason for the decrease in the valuation allowance in 2006 related to the release of the reserves against deferred tax assets.

As of September 30, 2007, we had total federal net operating loss carryforwards in the amount of $254.6 million, which will expire in the years 2011 to 2025. We had total state net operating loss carryforwards in the amount of $65.5 million, which will expire in the years 2008 to 2025, with $6.7 million expiring in 2008, and $3.0 million expiring in 2009. As of September 30, 2007, we had total foreign net operating loss carryforwards in the amount of $8.7 million, which have no expiration date. During the year ended September 30, 2006, $4.7 million of foreign net operating loss carryforwards expired unused, due to the dissolution of a foreign subsidiary.

Our utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382 and similar state provisions. The annual limitations could result in the expiration of net operating losses before they can be utilized.

A portion of the valuation allowance is established against deferred tax assets and liabilities recorded in prior years acquisitions. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the valuation allowance release attributable to these deferred tax assets will reduce the unamortized intangible assets and goodwill recorded in the acquisitions.

Note 8.	Equity Plans and Employee Stock Purchase Plan

In 1998, our Board adopted the 1998 Equity Incentive Plan (“1998 Plan”), the 1998 Director Stock Option Plan (“Director Plan”) and the 1998 Employee Stock Purchase Plan (“ESPP”). The 1998 Plan, as amended, authorizes issuance of up to 8.5 million shares of common stock upon the exercise of stock options or otherwise pursuant to the 1998 Plan. The Director Plan, as amended, authorizes issuance of up to 890 shares of common stock upon the exercise of stock options.

In 1999, our Board adopted the 1999 Stock Incentive Plan (“1999 Plan”). The 1999 Plan provides for the granting of options to acquire up to 1.5 million shares of common stock and imposes a limitation on the number of such options that may be granted to officers.

In 2007, our board adopted the 2007 Equity Incentive Plan (“Equity Plan”). The Equity Plan provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”). As of September 30, 2007, we had 2.9 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our ESPP.

Our share-based compensation programs before the Equity Plan included incentive stock options and non-statutory stock options granted under various plans, which were approved by the Board of Directors. Stock options under these plans generally vest one to four years after the grant date and expire ten years after the grant date. No further issuances are expected to be made under the prior share based compensation programs.

The following table presents our stock option activity, including fully-vested options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask:

	Year ended September 30,
	2007		2006		2005
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Balance at beginning of year	7,126	$7.08	6,478	$6.13	6,972	$5.50
Granted	—	—	2,162	7.98	1,155	9.36
Exercised	(1,868)	4.74	(1,344)	3.60	(1,055)	2.35
Forfeited or expired	(149)	14.05	(169)	9.84	(594)	11.77

Outstanding at end of year	5,109	7.73	7,126	7.08	6,478	6.13

Exercisable at end of year	4,282	6.89	5,376	5.59	4,705	5.41

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 30, 2007, for selected exercise price ranges is as follows:

	September 30, 2007
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20 – 1.11	921	3.5	$0.93	921	$0.93
1.18 – 1.48	33	3.7	1.44	33	1.44
1.62 – 1.78	521	4.9	1.77	521	1.77
1.80 – 4.49	130	3.9	3.09	130	3.09
4.66 – 5.62	643	2.9	5.01	643	5.01
5.67 – 9.70	634	6.9	8.42	465	8.55
9.74 – 11.20	869	6.8	10.76	722	10.79
11.39 – 12.89	1,005	5.9	12.68	642	12.58
14.21 – 33.75	352	6.3	18.78	204	20.61
$34.00	0.7	1.5	34.00	0.7	34.00

	5,109	5.2	$7.73	4,282	$6.89

Note 9.	Share-based Compensation

Our Equity Plan provides for grants of stock options, restricted stock, stock bonuses, SARs and RSUs. As of September 30, 2007, we had 2.9 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our ESPP. On October 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for 2006 includes expense for all awards granted prior to, but not vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all awards granted subsequent to September 30, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock options awards on a straight line basis over the requisite service period of the award.

The following table presents our share-based compensation expense resulting from stock options and RSUs that are recorded in our Income Statements for 2007 and 2006. Options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask are non-compensatory and are therefore excluded from all tables, unless otherwise noted:

	Year ended September 30,
	2007	2006
Cost of operations	$1,304	$1,200
Sales and marketing	1,894	1,608
Systems development and programming	883	467
General and administrative	1,671	1,584

Total share-based compensation expense	$5,752	$4,859

Net cash proceeds from the exercise of stock options for 2007, 2006 and 2005, were $8.8 million, $4.8 million and $2.5 million. No income tax benefit was realized from stock option exercises during 2007, 2006 and 2005. We currently have a federal net operating loss carryforward related to stock option deductions. When realization of our deferred tax asset is more likely than not to occur, the benefit related to the valuation allowance release attributable to these stock option deductions will be credited to additional paid-in capital. In accordance with SFAS 123R, we would present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123R, we applied SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principles Board 25, Accounting for Stock Issued to Employees, and related interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost was recognized in our net income for periods prior to the effective date of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income and pro forma net income per common share disclosures for share-based awards as if the fair-value-based method defined in SFAS 123 has been applied. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized over the related vesting periods. The estimated fair value of purchases under the ESPP is amortized on a straight-line basis over the related purchase periods, ranging from six to 24 months.

The following table presents the effect on net income and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during 2005:

Year Ended September 30, 2005
Net income, as reported	$5,366
Add: Share-based compensation expense, as reported	—
Deduct: Pro forma compensation expense under SFAS 123	(4,809)

Pro forma net income	$557

Net income per share:
Basic as reported	$0.16
Diluted, as reported	0.15
Basic, pro forma	0.02
Diluted, pro forma	0.02

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for 2006 and 2005:

	Year ended September 30,
	2006	2005
Expected life (in years)	4.7	4.2
Interest rate	4.4%	3.6%
Volatility	0.64	0.68
Dividend yield	—	—
Weighted average fair value per share at grant date	$7.58	$4.72

We based our computation of the expected volatility for 2006 and 2005 upon historical volatility, which is our expected volatility. Our computation of expected life is based on historical exercise patterns which includes expected forfeitures. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. We did not grant any options in 2007.

Stock option activity for 2007 was as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic value
Outstanding as of September 30, 2006	7,126	$7.08
Granted	—	—
Exercised	(1,868)	4.74
Forfeited or expired	(149)	14.05

Outstanding as of September 30, 2007	5,109	7.73	5.24	$121,533

Exercisable as of September 30, 2007	4,282	6.89	4.73	105,468

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised for 2007 and 2006, were $24.9 million and $15.8 million.

As of September 30, 2007, we expect total unrecognized compensation costs net of estimated forfeitures of $5.3 million, related to non-vested equity awards is expected to be recognized over a weighted average period of 1.1 years. Total fair value of options vested during 2007, 2006 and 2005, were $4.4 million, $2.4 million and $4.7 million.

Note 10.	Stockholders’ Equity

Shares Reserved

As of September 30, 2007, we have 8.0 million shares reserved for future issuance, which includes 5.1 million outstanding stock options and 2.9 million shares available for grant under the Equity Plan.

Stock Repurchase Program

In January 2005, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to 2.0 million shares of our outstanding common stock over a two-year period expiring in January 2007 (“Repurchase Program”). In September 2006, our Board of Directors extended the

Repurchase Program for an additional two year period expiring in January 2009, and increased the number of shares eligible for repurchase by an additional 2.0 million shares. Repurchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices and repurchased shares will be retired. During 2007, 2006 and 2005, we repurchased and retired 114 shares, 200 shares and 1,095 shares of our outstanding common stock under the Repurchase Program. As of September 30, 2007, we have 2.6 million shares remained eligible for repurchase under the Repurchase Program.

Note 11.	Comprehensive Income

The components of our comprehensive income as of September 30, 2007, 2006 and 2005, were as follows:

	Year ended September 30,
	2007	2006	2005
Net income	$8,225	$34,156	$5,366
Other comprehensive income:
Foreign currency translation adjustment gain (loss)	791	186	(66)

Total comprehensive income	$9,016	$34,342	$5,300

Note 12.	International Revenues

We license and market our products primarily in the United States and operate in a single industry segment. No single customer accounted for more than 10% of our total revenues during 2007, 2006 or 2005. Information regarding revenues by geographic region for the past three years is as follows:

	Year Ended September 30,
	2007	%	2006	%	2005	%
United States	$111,679	86.5%	$85,324	87.8%	$61,782	86.0%
Europe	11,812	9.1%	8,251	8.5%	6,634	9.2%
Other	5,616	4.4%	3,570	3.7%	3,415	4.8%

Total revenues	$129,107	100.0%	$97,145	100.0%	$71,831	100.0%

Note 13.	Royalty Agreements

We have entered into various agreements that allow us to incorporate licensed technology into our products or that allow the right to sell separately the licensed technology. We incur royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as licensed products are sold and are included in cost of operations. These amounts for 2007, 2006 and 2005, totaled $6, $197 and $339.

Note 14.	Contingencies

Litigation

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement agreement would dispose of all remaining claims against us and the individual present and former officers of Concur named as defendants, without any admission of wrongdoing by us or the individual defendants. The proposed settlement had been preliminarily approved by the court. However, in December 2006, the court found that six focus cases could not be certified as class actions, but in April 2007 the court acknowledged that it might certify a more limited class. In August 2007, plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. All matters in this lawsuit, including any settlement proposal, await further determination by the court. If a new complaint is filed against us, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

Concur’s 401(k) Profit Sharing and Trust Plan (“401(k) Plan”) is a defined contribution plan that is available to substantially all employees. Participating employees may contribute up to 80% of their pretax gross earnings, subject to statutory limits. We reserve the right to amend the 401(k) Plan at any time. Effective April 1, 2007, an amendment to the 401(k) Plan was passed, which provided for a required employer matching contribution up to $0.5, or 12.5%, on a participant’s contribution of up to $4 of the participant’s contribution. Our contribution to this plan was $125 for 2007.

Note 16.	Quarterly Financial Results (Unaudited)

Our summarized unaudited quarterly financial results for the years ended September 30, 2007, 2006 and 2005, are as follows:

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter		Full Year
2007
Revenue	$29,240	$30,850	$33,270		$35,747		$129,107
Operating income	2,520	3,268	3,695		4,169		13,652
Net income	993	1,345	1,761		4,126	(1)	8,225
Net Income per share:
Basic	$0.03	$0.04	$0.05		$0.11		$0.22
Diluted	0.02	0.03	0.04		0.10		0.20

2006
Revenue	$19,267	$23,513	$26,874		$27,491		$97,145
Operating income	645	1,187	2,609		2,628		7,069
Net income	648	933	31,559	(2)	1,016		34,156
Net Income per share:
Basic	$0.02	$0.03	$0.88		$0.03		$0.97
Diluted	0.02	0.02	0.79		0.03		0.87

2005
Revenue	$16,281	$17,320	$18,608		$19,622		$71,831
Operating income	420	904	1,674		2,104		5,102
Net income	509	992	1,728		2,137		5,366
Net Income per share:
Basic	$0.02	$0.03	$0.05		$0.06		$0.16
Diluted	0.01	0.03	0.05		0.06		0.15

(1)	The effective income tax rate for the year ended September 30, 2007, was 39.2% compared to 55.0% for the nine months ended June 30, 2007. The decrease in the effective rate from 55.0% to 39.2% was primarily due to changes in tax and book stock based compensation deductions and the utilization of additional net operating losses in foreign jurisdictions on which a full valuation allowance is maintained.
(2)	We released $29.1 million of reserves against our deferred tax assets in the third quarter of 2006.

Note 17.	Subsequent Events

Acquisition of Gelco. On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. (“Gelco Acquisition”) pursuant to the Agreement and Plan of Merger, dated July 27, 2007, between Concur and H-G Holdings, Inc. (“Merger Agreement”). Under the Merger Agreement, all outstanding equity securities of H-G Holdings, Inc. were converted at the closing of the Gelco Acquisition into the right to receive an aggregate of $160.0 million in cash, subject to specified adjustments, escrows and hold backs for which $16.5 million is being withheld by Concur or held in escrow as of October 1, 2007.

Prior to the Gelco Acquisition, H-G Holdings, Inc. was a privately-held holding company, the principal subsidiary of which was Gelco Information Network, Inc. Prior to the Gelco Acquisition, H-G Holdings, Inc. divested its Trade Management Group subsidiary known as Gelco TMG, LLC. We refer to the business of H-G Holdings, Inc. after the disposition of Gelco TMG, LLC as “Gelco.”

Gelco is a leading provider of automated, on-demand expense management services and solutions. Gelco’s expense management solutions include a wide array of payment, compliance and analytical services that help customers manage the travel and entertainment expense process. In addition, Gelco’s ExpenseLink offers customers payment processing services and enhanced auditing and analytics features that are complementary to our offerings. As of September 30, 2007, Gelco’s solutions were used by over 625,000 on-demand users at over 1,200 customers, including industry leaders such as American Standard, Avery Dennison, Molson Coors, Saint Gobain, and Tyco. Gelco’s historical information includes sales of legacy products that we expect to continue to support, but we expect the revenue from these products to decline over time as contracts expire.

Expanded Credit Facility. On October 1, 2007, we increased our indebtedness in the aggregate principal amount of $19.5 million under our Amended and Restated Credit Agreement with a financial institution (“Amended Credit Agreement”), which provides for a revolving loan for up to $70.0 million and expires in September 2012, or earlier as provided in the Amended Credit Agreement. Such indebtedness was used to finance a portion of the total consideration paid at the closing of the Gelco Acquisition on October 1, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 8, 2007, Deloitte & Touche LLP (“D&T”) was dismissed as our independent registered public accounting firm.

In connection with D&T’s audits for the years ended September 30, 2006 and 2005, and in the subsequent interim periods through January 8, 2007, there have been no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make reference thereto in their reports on financial statements for such years, except that in connection with the 2006 audit, D&T and Concur disagreed over the timing of our initial release of a deferred tax valuation allowance and over the initial Outtask intangible assets valuation analysis, each of which was satisfactorily resolved. The Audit Committee of our Board of Directors discussed the subject matter of each such disagreement with D&T, and we have authorized D&T to respond fully to the inquiries of Grant Thornton LLP concerning the subject matter of each such disagreement. In connection with D&T’s audits for the years ended September 30, 2006 and 2005, and in the subsequent interim periods through January 8, 2007, there have been no reportable events (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

On January 11, 2007, the company’s Audit Committee engaged Grant Thornton LLP as our independent registered public accounting firm for the year ending September 30, 2007. We had not consulted with Grant Thornton LLP during our two most recent fiscal years or during any subsequent interim period prior to their appointment as auditor regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our Consolidated Financial Statements, and neither a written report was provided to us nor oral advice was provided that Grant Thornton LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission, or SEC, defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed: (a) to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure; and (b) to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective for the purpose described above as of the end of the period covered by this report, as more fully discussed in “Management’s Report on Internal Control Over Financial Reporting” below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2007, based on the framework in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2007. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our management’s assessment of the effectiveness of Concur’s internal control over financial reporting and has issued an audit report thereon, which is included in Part II, Item 8 of this Annual Report.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our executive officers, directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Proposal No. 1: Election of Directors—General” and “—Business Experience of Nominees,” “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Proxy Statement related to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Books and Records; Financial Integrity; Public Reporting” section of our Code of Business Conduct and Ethics that applies to employees generally, is posted on our website. The Internet address for our website is www.concur.com, and the code of ethics may be found from our main web page by clicking first on “About Us” and then on “Corporate Info,” then on “Business Conduct & Ethics.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in each case in our Proxy Statement related to the 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the captions “Review, Approval or Ratification of Transactions with Related Persons” and “Certain Transactions with Related Persons,” and the information required by this item relating to director independence is included under the caption “Proposal No. 1: Election of Directors—Independent Directors,” in each case in our Proxy Statement related to the 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this report:

1.	Financial Statements
	Consolidated Financial Statements of Concur Technologies, Inc.
	Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm	41
	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	43
	Income Statements for the years ended September 30, 2007, 2006 and 2005	44
	Balance Sheets as of September 30, 2007 and 2006	45
	Stockholders’ Equity Statement for the years ended September 30, 2007, 2006 and 2005	46
	Cash Flows Statements for the years ended September 30, 2007, 2006 and 2005	47
	Notes to Consolidated Financial Statements	48

2.	Schedule

The following financial statement schedule for the years ended September 30, 2007, 2006 and 2005, should be read in conjunction with the Consolidated Financial Statements of Concur Technologies, Inc. filed as part of this Annual Report on Form 10-K:

	Schedule II—Valuation and Qualifying Accounts	78

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Reorganization, dated January 23, 2006, among Registrant, Galileo Acquisition Corporation, Inc., Galileo 2 Acquisition LLC, and Thomas A. DePasquale, as Representative	10-Q	000-25137	02/08/06	2.01

2.02	Agreement and Plan of Merger, dated July 27, 2007, among Registrant, Northstars Acquisition Corporation, Inc., H-G Holdings, Inc., and Jupiter Partners, L.P., as Representative	8-K	000-25137	09/14/07	99.4

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/07	3.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999.	8-K	000-25137	06/15/99	2.1

4.03	Amendment to Third Amended and Restated Information and Registration Rights Agreement dated March 23, 2000.	10-K	000-25137	12/29/00	4.03

4.04	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents. *	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.03	Registrant’s 1998 Employee Stock Purchase Plan, as amended. *	8-K	000-25137	04/28/05	10.01

10.04	Registrant’s Amended 1998 Directors Stock Option Plan. *	10-Q	000-25137	05/14/04	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan. *	S-8	333-31190	02/28/00	4.09

10.07	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards	S-8	333-141925	04/05/07	4.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.08	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. *	S-1	333-62299	08/26/98	10.06

10.09	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.10	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair. *	10-K	000-25137	12/21/01	10.20

10.11	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.	—	—	—	—	X

10.12	Amended and Restated Credit Agreement, dated October 1, 2007, among Registrant, as Borrow, LaSalle Bank National Association, as Administrative Agent, and the various financial institutions party thereto, as Lenders	—	—	—	—	X

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

23.02	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b). **	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b). **	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.

December 14, 2007	By:	/s/ S. STEVEN SINGH
S. Steven Singh
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ S. STEVEN SINGH S. Steven Singh	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 14, 2007

/s/ JOHN F. ADAIR John F. Adair	Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2007

/s/ MICHAEL W. HILTON Michael W. Hilton	Director	December 14, 2007

/s/ JEFFREY T. MCCABE Jeffrey T. McCabe	Director	December 14, 2007

/s/ ROBERT ABELE Robert Abele	Director	December 14, 2007

/s/ WILLIAM W. CANFIELD William W. Canfield	Director	December 14, 2007

/s/ GORDON EUBANKS Gordon Eubanks	Director	December 14, 2007

/s/ JEFFREY T. SEELY Jeffrey T. Seely	Director	December 14, 2007

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

CONCUR TECHNOLOGIES, INC.

September 30, 2007

(in thousands)

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deduction (2)	Balance at End of Year
Year ended September 30:
2007	$1,544	$—	$5,459	$(4,237)	$2,766
2006	$734	$—	$1,960	$(1,150)	$1,544
2005	$690	$(16)	$804	$(744)	$734

(1)	Amounts charged against revenues for estimated sales returns.
(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Reorganization, dated January 23, 2006, among Registrant, Galileo Acquisition Corporation, Inc., Galileo 2 Acquisition LLC, and Thomas A. DePasquale, as Representative	10-Q	000-25137	02/08/06	2.01

2.02	Agreement and Plan of Merger, dated July 27, 2007, among Registrant, Northstars Acquisition Corporation, Inc., H-G Holdings, Inc., and Jupiter Partners, L.P., as Representative	8-K	000-25137	09/14/07	99.4

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/07	3.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Third Amended and Restated Information and Registration Rights Agreement dated May 26, 1999.	8-K	000-25137	06/15/99	2.1

4.03	Amendment to Third Amended and Restated Information and Registration Rights Agreement dated March 23, 2000.	10-K	000-25137	12/29/00	4.03

4.04	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents. *	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan. *	10-Q	000-25137	05/14/04	10.01

10.03	Registrant’s 1998 Employee Stock Purchase Plan, as amended. *	8-K	000-25137	04/28/05	10.01

10.04	Registrant’s Amended 1998 Directors Stock Option Plan. *	10-Q	000-25137	05/14/04	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan. *	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan. *	S-8	333-31190	02/28/00	4.09

10.07	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards	S-8	333-141925	04/05/07	4.1

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.08	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. *	S-1	333-62299	08/26/98	10.06

10.09	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.10	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair. *	10-K	000-25137	12/21/01	10.20

10.11	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.	—	—	—	—	X

10.12	Amended and Restated Credit Agreement, dated October 1, 2007, among Registrant, as Borrow, LaSalle Bank National Association, as Administrative Agent, and the various financial institutions party thereto, as Lenders	—	—	—	—	X

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

23.02	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b). **	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b). **	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.