Form 10-Q
period 2007-12-31
CONCUR TECHNOLOGIES INC
filed 2008-02-11
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Number of shares of the registrant’s common stock outstanding as of January 31, 2008: 44,048,962

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

December 31, 2007

Concur®, Concur® Expense and Concur® Cliqbook, among others, are registered trademarks and/or registered service marks of Concur or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2007	2006
Revenues:
Subscription	$46,543	$25,493
Consulting and other	2,809	3,747

Total revenues	49,352	29,240
Expenses:
Cost of operations	15,983	10,377
Sales and marketing	13,157	7,031
Systems development and programming	5,941	3,882
General and administrative	6,840	4,607
Amortization of intangible assets	1,566	823

Total expenses	43,487	26,720

Operating income	5,865	2,520
Other income (expense):
Interest income	250	182
Interest expense	(432)	(367)
Other, net	(126)	29

Total other expense, net	(308)	(156)

Income before income tax	5,557	2,364
Income tax expense	2,175	1,371

Net income	$3,382	$993

Net income per share available to common stockholders:
Basic	$0.08	$0.03
Diluted	0.07	0.02
Weighted average shares used in computing net income per share:
Basic	43,838	36,481
Diluted	47,822	40,182

See notes to financial statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amount)

	December 31, 2007	September 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,988	$168,835
Restricted cash	2,907	—
Accounts receivable, net of allowance of $5,348 and $2,766	40,668	31,460
Prepaid expenses	3,686	1,797
Current portion of deferred income taxes	8,824	2,657
Other current assets	11,329	8,448

Total current assets	91,402	213,197
Property and equipment, net	32,836	24,066
Intangible assets, net	43,738	10,604
Goodwill	177,366	57,128
Deferred income tax assets, net of current portion	40,056	28,264
Deposits and other long-term assets	11,724	12,223

Total assets	$397,122	$345,482

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,718	$4,193
Customer funding liabilities	18,662	—
Accrued compensation	8,622	11,492
Acquisition-related liabilities	4,940	700
Other accrued liabilities	7,718	4,655
Current portion of long-term debt	1,671	—
Current portion of deferred rent	397	399
Current portion of deferred revenues	24,444	21,560

Total current liabilities	70,172	42,999
Long-term debt, net of current portion	23,177	5,369
Deferred rent, net of current portion	2,329	2,428
Deferred revenues, net of current portion	10,246	10,326

Total liabilities	105,924	61,122

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	—	—
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	44	44
Authorized shares: 60,000
Shares issued and outstanding: 44,043 and 43,699
Additional paid-in capital	448,989	445,324
Accumulated deficit	(158,630)	(162,012)
Accumulated other comprehensive income	795	1,004

Total stockholders’ equity	291,198	284,360

Total liabilities and stockholders’ equity	$397,122	$345,482

See notes to financial statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2007	2006
Operating activities:
Net income	$3,382	$993
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,566	823
Depreciation	3,671	1,932
Allowance for uncollectible accounts receivable	1,259	293
Share-based compensation expense	1,048	1,228
Deferred income taxes	2,029	1,263
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(530)	(338)
Prepaid expenses and other assets	(1,579)	(683)
Accounts payable	(750)	176
Accrued liabilities	(7,753)	(2,432)
Deferred revenues	1,602	2,270

Net cash provided by operating activities	3,945	5,525

Investing activities:
Net increase in restricted cash balances	(231)	—
Net increase in customer funding liabilities	(2,477)	—
Purchases of property and equipment	(2,480)	(2,464)
Payments for acquisition, net of cash acquired	(160,946)	—

Net cash used in investing activities	(166,134)	(2,464)

Financing activities:
Net proceeds from stock-based award activity	2,379	478
Proceeds from employee stock purchase plan activity	228	187
Net proceeds from borrowings	15,398	—
Repayments on borrowings and capital leases	(423)	(617)

Net cash provided by financing activities	17,582	48

Effect of foreign currency exchange rate changes on cash and cash equivalents	(240)	227

Net increase (decrease) in cash and cash equivalents	(144,847)	3,336
Cash and cash equivalents at beginning of period	168,835	16,334

Cash and cash equivalents at end of period	$23,988	$19,670

Supplemental cash flow information:
Cash paid for interest	$86	$277
Income tax payments, net	51	—

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

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

Our core mission is to continuously innovate to reduce the costs of employee spend management for our customers. We work closely with our customers to identify opportunities to increase the value of our solutions by further streamlining the travel procurement, expense reporting and vendor payment processes, reducing operating costs, improving internal controls, enhancing the overall user experience and user adoption rates and enabling customers to gain greater insight into their spending patterns through comprehensive analytics. We have broadened our existing suite of solutions by introducing new solutions and features including the following:

•

Concur® Travel & Expense, which is our solution that fully integrates our flagship products, Concur® Expense and Concur ® Cliqbook Travel. We believe that Concur Travel & Expense is the most effective solution available for providing a single seamless process for managing travel procurement and expense reporting within a business.

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

We refer to our fiscal years ended September 30, 2007, 2008 and 2009, as “2007”, “2008” and “2009.”

Throughout these financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our.”

Gelco Acquisition

On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. and its subsidiaries including Gelco Information Network, Inc. (collectively, “Gelco”) pursuant to the Agreement and Plan of Merger, dated July 27, 2007, between Concur and H-G Holdings, Inc. (“Merger Agreement”). Gelco’s suite of solutions included ExpenseLink and Travel Manager. Gelco provided a flexible on-demand expense management solution that enables organizations to control costs by gaining processing efficiencies, capturing spending data for analysis and ensuring policy compliance. Gelco offered different levels of outsourcing and is capable of providing a full range of services to streamline the expense management process, including: expense data capture, multi-currency reimbursement, card payment processing, reporting and analysis, receipt imaging and management, and auditing. In addition, Gelco’s ExpenseLink offered customer payment processing services and enhanced auditing and analytics features that are complimentary to our offerings. We refer to this acquisition as the “Gelco Acquisition.”

Basis of Presentation

These accompanying financial statements present our results of operations, financial position and cash flows on a consolidated basis. These unaudited financial statements include the accounts of Concur and its subsidiaries. We have eliminated all intercompany accounts and transactions in these financial statements.

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. In our opinion, we have included all adjustments necessary for a fair presentation. These adjustments consist of normal recurring items. Our unaudited financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the Securities and Exchange Commission (“SEC”) on December 14, 2007.

Note 2. Accounting Estimates, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

We prepared these financial statements in conformity with GAAP, which requires us to make estimates and assumptions affecting the amounts reported in our financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include the determination of certain provisions, including allowances for uncollectible accounts receivable, product warranties, estimating useful lives of property and equipment, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business combinations, deferring certain revenues and costs, estimating expected lives of customer relationships, valuation of share-based compensation and estimating tax valuation allowances.

Significant Accounting Policies

We discuss our significant accounting policies, which include business combinations, revenue recognition, internal-use software, allowances for uncollectible accounts receivable, share-based compensation and income taxes, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 14, 2007.

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

Recently Adopted Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

On October 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

The adoption of FIN 48 had no material impact on our financial statements. As of December 31, 2007, there were no unrecognized tax benefits. Historically, we have not incurred any material interest or penalties associated with tax matters and no material interest or penalties were recognized during the three months ended December 31, 2007. We classify interest and penalties associated with tax matters as additional interest expense and as additional penalties rather than as part of income taxes. Tax years that remain open for examination include 2003, 2004, 2005 and 2006. In addition, tax years from 1994 to 2002 may be subject to examination in the event we utilize our net operating loss carryforwards from those years in our current or future year tax returns. We do not expect to have any significant changes to unrecognized tax benefits over the next 12 months.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 in the first quarter of 2009. We are evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS 159 in the first quarter of 2009. We are evaluating the impact of adopting SFAS 159 on our financial statements.

Business Combinations and Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS 141R in the first quarter of 2010. We are evaluating the impact of adopting SFAS 141R on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests as equity in the financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on of after December 15, 2008. We are required to adopt SFAS 160 in the first quarter of 2010. We are evaluating the impact of adopting SFAS 160 on our financial statements.

Note 3. Net Income Per Share

We calculate basic net income per share by dividing net income by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted net income per share by dividing net income by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect from share-based compensation awards and warrants outstanding during the period, under the treasury stock method. The following table presents the computation of basic and diluted net income per share:

	Three Months Ended December 31,
	2007	2006
Net income	$3,382	$993
Weighted average number of shares outstanding:
Basic	43,838	36,481
Dilutive effect of equity award plans (1)	3,984	3,701

Diluted	47,822	40,182

Net income per share available to common stockholders:
Basic	$0.08	$0.03
Diluted	0.07	0.02

(1)	There were no antidilutive options for the three months ended December 31, 2007. For the three months ended December 31, 2006, we excluded 1.1 million options to purchase Concur common stock from the calculations of diluted earnings per share. We excluded these options because the exercise price for those options was above the average market price of our stock and including these options in the diluted earning per share calculation would have had an anti-dilutive effect.

Note 4. Business Acquisition

On October 1, 2007, we completed our acquisition of Gelco. Gelco provides a flexible on-demand expense management solution that enables organizations to control costs by gaining processing efficiencies, capturing spending data for analysis and ensuring policy compliance. Gelco offers different levels of outsourcing and is capable of providing a full range of services to streamline the expense management process, including: expense data capture, multi-currency reimbursement, card payment processing, reporting and analysis, receipt imaging and management, and auditing.

We have included Gelco’s operating results in our income statements from the date of the acquisition. We present pro forma results of operations for Gelco because the effect of this acquisition was material to Concur on a standalone basis.

Our total purchase price of $168.6 million consisted of the following components:

Purchase Price (in millions)
Merger consideration	$130.1
Assumed liabilities	35.8
Acquisition-related transaction costs	2.7

Total purchase price	$168.6

Certain aspects of the purchase price and purchase price allocations are preliminary and have been made using initial estimates. These estimates are the responsibility of management. Adjustments of the purchase price may be made in accordance with the terms of the Merger Agreement. In addition, finalization of these initial estimates may result in adjustments to the allocation of the purchase price if the adjustments are determined within one year of the purchase date, or the purchase price allocation period. In accordance with the terms of the Merger Agreement, $16.5 million has been held in escrows and hold backs as of October 1, 2007, and will be released to Concur or to the shareholders of Gelco as specified the Merger Agreement terms.

During the three months ended December 31, 2007, we made cash payments totaling $160.9 million for the Gelco Acquisition, which included merger consideration of $130.1 million and assumed liabilities and acquisition-related transaction costs of $34.3 million, net of $3.5 million of cash acquired. As of December 31, 2007, acquisition-related transaction costs and assumed liabilities of $4.2 million remained on our balance sheet.

Preliminary Purchase Price Allocation

Our preliminary purchase price allocation of Gelco’s net tangible and identifiable intangible assets is based upon the estimated fair value of those assets as of October 1, 2007. We allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the preliminary allocation of the total purchase price consideration:

Purchase Price Allocation (in millions)
Cash and cash equivalents	$3.5
Restricted cash	2.7
Accounts receivable	9.9
Prepaid and other current assets	2.6
Property and equipment	10.0
Goodwill	120.2
Deferred income tax assets	20.0
Other intangible assets	34.7

Total assets	203.6

Accounts payable	(0.3)
Customer funding liabilities	(21.5)
Other accrued liabilities	(7.4)
Deferred revenue	(1.3)
Capital leases	(4.5)

Total liabilities	(35.0)

Total	$168.6

Tangible Assets Acquired and Liabilities Assumed

We have estimated the fair value of certain tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the allowance for uncollectible accounts receivable, deferred revenues and deferred taxes. Adjustments to the allowance for uncollectible accounts receivable, deferred revenues and deferred taxes may be required during the purchase price allocation period.

Intangible Assets

We recorded $120.2 million of goodwill, which includes a reduction of $20.0 million related to the valuation allowance for deferred tax assets as a result of the expected increase in earnings due to the Gelco Acquisition. In addition, we recorded $34.7 million of acquired intangible assets in our financial statements. The acquired intangible assets include $27.9 million of customer relationships with an expected life of 11 years, $6.5 million of technology-based intangible assets with an expected useful life of four years and $0.3 million of other intangible assets with an expected life of two years.

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for Concur and Gelco, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The unaudited pro forma financial information combines the results of Concur and Gelco for the three months ended December 31, 2006. The following table presents the pro forma financial information for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented:

Pro Forma Results	Three Months Ended December 31, 2006
Revenues	$42,425
Net loss	(4,783)
Net loss per share	$(0.11)

During the three months ended December 31, 2006, Gelco incurred legal fees and settlement costs for $4.3 million to settle all claims associated with a lawsuit with a former stockholder.

Note 5. Property and Equipment

Our property and equipment consisted of the following:

	December 31, 2007	September 30, 2007
Land and building	$5,350	$—
Computer hardware	15,709	11,309
Computer software	30,064	27,982
Furniture and equipment	1,249	1,224
Leasehold improvements	4,951	4,935

Property and equipment, gross	57,323	45,450
Less: accumulated depreciation	(24,487)	(21,384)

Property and equipment, net	$32,836	$24,066

The Gelco Acquisition contributed the following property and equipment:

Land and building	$5,350
Computer hardware	3,934
Computer software	628
Furniture and equipment	59

Total property and equipment	$9,971

Note 6. Intangible Assets

Our intangible assets arise from our business acquisitions. The following table presents our intangible assets as of December 31, 2007, and September 30, 2007:

Intangible assets	December 31, 2007	September 30, 2007
Gross carrying amount	$48,600	$19,600
Accumulated amortization	(4,862)	(8,996)

Intangible asset, net	$43,738	$10,604

The following table presents the components of our intangible assets as of December 31, 2007:

Description	Fair Value	Accumulated Amortization	Net Book Value as of December 31, 2007	Weighted Average Useful Life (in years)
Trade name and trademarks	$200	$200	$—	1.0
Technology	12,700	2,475	10,225	4.8
Non-compete agreements	500	232	268	2.0
Customer relationships	35,200	1,955	33,245	11.0

Total	$48,600	$4,862	$43,738

For the three months ended December 31, 2007 and 2006, we recorded amortization expense of $1.6 million and $0.8 million in our income statements.

Estimated amortization expense for the remaining estimated useful life of the acquired assets is as follows as of December 31, 2007:

Years ending September 30,	Amortization of Intangible Assets
2008	$4,630
2009	6,165
2010	5,933
2011	5,587
2012	3,445
Thereafter	17,978

Total	$43,738

Note 7. Debt

The following table presents the components of our debt outstanding as of December 31, 2007, and September 30, 2007:

Debt	December 31, 2007	September 30, 2007
Capital leases	$4,080	$—
Revolving credit facility	20,768	5,369

Total debt	24,848	5,369
Current portion	1,671	—

Long-term debt, excluding current portion	$23,177	$5,369

On June 1, 2007, we entered into a Credit Agreement (“Credit Agreement”) with a financial institution. The Credit Agreement provided for a revolving credit facility for up to $50 million and expired in June 2010, or such earlier date as provided in the Credit Agreement. At our option, the interest rate on the revolving credit facility is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. We had granted security interests in substantially all of our assets as collateral for the loans under the Credit Agreement. The Credit Agreement requires compliance with certain covenants, which limit among other things our ability to consummate a sale of assets, make changes in our capital structure and pay out dividends.

On October 1, 2007, we amended and restated our Credit Agreement (“Amended Credit Agreement”) and increased the maximum size of the revolving credit facility to $70.0 million and extended the expiration to September 2012, or earlier as provided in the Amended Credit Agreement. In addition, on October 1, 2007, we incurred additional indebtedness in the aggregate principal amount of $19.5 million under Amended Credit Agreement in connection with the Gelco Acquisition.

As of December 31, 2007, and September 30, 2007, we were in compliance with all loan covenants under the terms of each of the Credit Agreement and Amended Credit Agreement.

Note 8. Commitments

The following table summarizes our future minimum commitments under non-cancelable contracts at December 31, 2007, and the effects such obligations are expected to have on cash flows in future periods:

Years ended September 30,	Operating Leases	Purchase Obligations
2008 (1)	$1,932	$1,107
2009	2,049	1,475
2010	1,916	356
2011	1,781	—
2012	1,767	—
2013 and thereafter	1,299	—

Total	$10,744	$2,938

(1)	The commitments for 2008 cover the nine month period from January 1, 2008, through September 30, 2008.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. As of December 31, 2007, we also leased office space in the United States in the states of California, Georgia, Illinois, Minnesota, New Jersey, Texas, Virginia, and internationally in the countries of Australia, Belgium, Czech Republic, Germany and United Kingdom.

Purchase Obligations

We have future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription service offerings.

Note 9. Income Taxes

	Three months ended December 31,
	2007	2006
Income tax expense	$2,175	$1,371
Effective tax rate	39.1%	58.0%

On October 1, 2007, we adopted the provisions of FIN 48, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

The adoption of FIN 48 had no material impact on our financial statements. As of December 31, 2007, there were no unrecognized tax benefits. Historically, we have not incurred any material interest or penalties associated with tax matters and no material interest or penalties were recognized during the three months ended December 31, 2007. We classify interest and penalties associated with tax matters as other expense rather than as part of income taxes. Tax years that remain open for examination include 2003, 2004, 2005 and 2006. In addition, tax years from 1994 to 2002 may be subject to examination in the event we utilize the NOL’s from those years in its current or future year tax returns. We do not expect to have any significant changes to unrecognized tax benefits over the next 12 months.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, ongoing, prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Because of the expected increase in earnings from the Gelco Acquisition, we were able to release $20.0 million in valuation allowance as of December 31, 2007. This resulted in a decrease in goodwill by a corresponding amount. Our effective tax rate for the three months ended December 31, 2007, differs from the U.S. statutory rate primarily due to the deferred tax valuation allowance on our foreign subsidiaries. Our effective tax rate is also affected by share-based compensation and other non-deductible expenses.

As of December 31, 2007, we believe it was more likely than not that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Note 10. Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”). As of December 31, 2007, we had 2.9 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our Employee Stock Purchase Plan.

On October 1, 2005, we adopted the provisions of SFAS No. 123 (Revised 2004), Share-based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense includes compensation expense for all share-based compensation awards granted prior to, but not vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation . Share-based compensation expense for all share-based compensation awards granted subsequent to September 30, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for all equity awards on a straight line basis over the vesting term of the award, net of estimated forfeitures.

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

We have calculated an additional paid in capital (“APIC”) pool pursuant to the provisions of SFAS 123R. The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our income statements. For the three months ended December 31, 2007 and 2006, we did not record any tax deficiencies against the APIC pool. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive income per share.

The following table presents our share-based compensation expense resulting from equity awards that we recorded in our income statements for the three months ended December 31, 2007 and 2006:

	Three Months Ended December 31,
	2007	2006
Cost of operations	$246	$322
Sales and marketing	383	383
Systems development and programming	154	175
General and administrative	265	348

Total	$1,048	$1,228

Net cash proceeds from the exercise of stock options were $2.4 million and $0.5 million for the three months ended December 31, 2007 and 2006. For the three months ended December 31, 2007 and 2006, we did not realize any income tax benefit from stock option exercises. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

During the three months ended December 31, 2007 and 2006, we did not grant any stock option awards. The following table presents our stock option activity for the three months ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2007	5,109	$7.73
Exercised	(324)	7.35
Forfeited or expired	(24)	12.56

Outstanding as of December 31, 2007	4,761	7.73	4.99	$135,570

Exercisable as of December 31, 2007	4,092	7.00	4.55	119,557

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between our closing stock price on December 31, 2007, and the weighted average exercise price of the outstanding options, multiplied by the number of shares subject to the outstanding options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. Changes in the intrinsic value are based on fluctuations in the fair market value of our common stock. For the three months ended December 31, 2007, the total intrinsic value of options exercised was $9.2 million.

As of December 31, 2007 we had approximately 277 RSUs outstanding. The following table presents a summary of RSU awards for the three months ended December 31, 2007:

	Shares	Weighted Average Exercise Price
Outstanding as of September 30, 2007	284	$17.86
Cancelled	(7)	18.21

Outstanding as of December 31, 2007	277	17.85

As of December 31, 2007, we expect $4.3 million of total unrecognized compensation costs related to non-vested stock options and RSUs to be recognized over a weighted average period of 1.2 years. For the three months ended December 31, 2007, the total fair value of options and RSUs vested was $0.9 million, compared to $1.9 million for the three months ended in December 31, 2006.

Note 11. Comprehensive Income

The following table presents the components of our comprehensive income:

	Three Months Ended December 31,
	2007	2006
Net income	$3,382	$993
Other comprehensive income:
Foreign currency translation gain (loss)	(209)	222

Total comprehensive income	$3,173	$1,215

Note 12. Segment Reporting

We operate in and report on one segment (Corporate Travel and Expense Management services) based upon the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information . We market our services and products primarily in the United States and operate in a single industry segment. For the three months ended December 31, 2007 and 2006, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended December 31,
	2007	%	2006	%
United States	$43,362	87.9%	$25,720	88.0%
Europe	3,676	7.4%	2,316	7.9%
Other	2,314	4.7%	1,204	4.1%

Total revenues	$49,352	100.0%	$29,240	100.0%

Note 13. Customer Funding Receivables/Liabilities

We maintain restricted bank accounts on behalf of certain customers for the funding of employee expense reimbursements we will make on their behalf. Amounts held in these accounts are recorded as restricted cash. Most of our customers do not require restricted bank accounts for funds deposited with us. These balances are held in cash and equivalents on our balance sheet. We record our obligation to make these employee expense reimbursement payments on behalf of our customers as customer funding liabilities. As of December 31, 2007, we had $18.7 million in customer funding liabilities.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the Financial Statements and Notes that are included with this report. Also, the discussion of Critical Accounting Policies and Estimates in this section is an integral part of the analysis of our results of operations and financial condition. We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2007 and 2008, as “2007” and “2008.”

All dollar, option and share amounts are reported in thousands unless otherwise noted.

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition and other statements that are not historical facts, including, without limitation, statements relating to our expectations regarding the components of our total revenues and our operating expenses for the remainder of 2008 and our expectation with respect to our liquidity and capital resources for the next 12 months. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described in Part II, Item 1A, “Risk Factors,” and elsewhere in this report, as well as in our other filings with the United States Securities and Exchange Commission (“SEC”). The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. Except as required by law, we assume no obligation or duty to update any such forward-looking statements.

Overview

Concur Technologies, Inc. (“Concur”) is a leading provider of on-demand employee spend management services. Throughout these unaudited financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our.” Our integrated travel and expense software solutions enable organizations to control costs by automating the processes used to manage employee spending. Our solutions unite online travel procurement with automated expense reporting, streamline corporate event management, and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our unified approach to managing these processes provides our customers with visibility into their employee spending, which helps to analyze trends, influence budget decisions, improve forecasting, and monitor and enforce compliance with corporate policies and external regulations, including the Sarbanes-Oxley Act.

On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. and its subsidiaries including Gelco Information Network, Inc. (collectively, “Gelco”) pursuant to the Agreement and Plan of Merger, dated July 27, 2007, between Concur and H-G Holdings, Inc. (“Merger Agreement”). Gelco’s suite of solutions included ExpenseLink and Travel Manager. Gelco provided a flexible on-demand expense management solution that enables organizations to control costs by gaining processing efficiencies, capturing spending data for analysis and ensuring policy compliance. Gelco offered different levels of outsourcing and is capable of providing a full range of services to streamline the expense management process, including: expense data capture, multi-currency reimbursement, card payment processing, reporting and analysis, receipt imaging and management, and auditing. In addition, Gelco’s ExpenseLink offered customer payment processing services and enhanced auditing and analytics features that are complimentary to our offerings. We refer to this acquisition as the “Gelco Acquisition.”

We generate our revenues predominantly from the delivery of subscription services and to a much lesser degree from consulting services and other services, which includes the sale of software licenses. Subscription revenues as a percentage of total revenue increased to 94.3% from 87.2%. This reflects the market’s continued shift toward the purchase of our services as subscription services rather than software licenses. Our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Selected Financial Data

The following table presents financial data derived from our unaudited income statements as a percentage of total revenues for the periods indicated.

	Three Months Ended December 31,
	2007	2006
Revenues:
Subscription	94.3%	87.2%
Consulting and other	5.7	12.8

Total revenues	100.0	100.0
Expenses:
Cost of operations	32.4	35.5
Sales and marketing	26.7	24.0
Systems development and programming	12.0	13.3
General and administrative	13.9	15.8
Amortization of intangible assets	3.2	2.8

Total expenses	88.2	91.4

Operating income	11.9	8.6
Other income (expense):
Interest income	0.5	0.6
Interest expense	(0.9)	(1.3)
Other, net	(0.3)	0.1

Total other expense, net	(0.7)	(0.6)

Income before income tax	11.2	8.0
Income tax expense	4.4	4.7

Net income	6.8%	3.3%

Results of Operations

Revenues

	Three Months Ended December 31,
	2007	2006	Change
Subscription	$46,543	$25,493	82.6%
Consulting and other	2,809	3,747	(25.0%)

Total revenues	$49,352	$29,240	68.8%

	Three Months Ended December 31,
	2007	%	2006	%
United States	$43,362	87.9%	$25,720	88.0%
Europe	3,676	7.4%	2,316	7.9%
Other	2,314	4.7%	1,204	4.1%

Total revenues	$49,352	100.0%	$29,240	100.0%

Subscription Revenues. Subscription revenues consist of fees paid for subscription services, and to a much lesser degree the amortization of set-up fees paid to us in connection with those services, amortization of fees paid for software maintenance services under software license arrangements and, in multiple element subscription arrangements where there is no vendor specific objective evidence of fair value for an undelivered subscription element, the amortized portion of the related license and consulting fees. Subscription revenues are affected by pricing, the number of new customers, customer contract durations and our customer retention rate.

Subscription revenues increased 82.6%, or $21.1 million, for the three months ended December 31, 2007, compared to the same period in 2006. The increase was primarily due to the Gelco Acquisition as well as an increase in the number of customers for our subscription services. The growth in customers reflects increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion is due primarily to the market’s continued and growing awareness of our on-demand Employee Spend Management solutions and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

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

Consulting and other revenues decreased primarily reflecting a decrease in demand for consulting services as a result of fewer upgrades and enhancements for existing license customers as virtually all of our new customers utilize our subscription services and a growing number of our historic license customers transition to our subscription services.

We anticipate that consulting and other revenues in 2008 will fluctuate on a quarterly basis but be lower for 2008 compared to 2007 in absolute dollars and as a percentage of revenues, primarily as a result of fewer existing customers upgrading their on-premise license software, few new customers purchasing on-premise licensed software and the market’s continued shift in demand from a licensed model to a subscription services model.

International Revenues. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

	Three Months Ended December 31,
	2007	2006	Change
Cost of operations	$15,983	$10,377	54.0%
Sales and marketing	13,157	7,031	87.1%
Systems development and programming	5,941	3,882	53.0%
General and administrative	6,840	4,607	48.5%
Amortization of intangible assets	1,566	823	90.3%

Total operating expenses	$43,487	$26,720	62.8%

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

Cost of operations expenses as a percentage of total revenues decreased to 32.4% for the three months ended December 31, 2007, compared to 35.5% for the same period in 2006. Cost of operations expenses increased by 54.0%, or $5.6 million, for the three months ended December 31, 2007, compared to the same period in 2006. This increase is primarily attributable to the Gelco Acquisition on October 1, 2007. Total salaries and related expenses increased 49.1%, or $3.0 million, for the three months ended December 31, 2007, compared to the same period in 2006, primarily due to the Gelco Acquisition and an increase in personnel count. Co-location and related telecommunications costs and amortization of deferred set-up costs that we incur in connection with our subscription services increased by 55.2%, or $1.3 million, for the three months ended December 31, 2007, compared to the same period in 2006. This increase was primarily due to the organic growth in our subscription business and the Gelco Acquisition. In addition, depreciation, facilities and overhead allocation expenses increased by 147.7%, or $1.3 million, for the three months ended December 31, 2007, compared to the same period in 2006. This increase was primarily due to the Gelco Acquisition.

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

Sales and marketing expenses as a percentage of total revenues increased to 26.7% for the three months ended December 31, 2007, compared to 24.0% for the same period in 2006. Sales and marketing expenses increased by 87.1%, or $6.1 million, for the three months ended December 31, 2007, compared to the same period in 2006. This is primarily attributable to an increase in sales personnel and marketing programs, as well as the Gelco Acquisition. Total salaries and related expenses increased by 60.7%, or $3.3 million, for the three months ended December 31, 2007, compared to the same period in 2006. Costs for amortization of deferred commissions that we incur in connection with the sale of our subscription services and other sales and marketing expenses increased 305.6%, or $1.1 million, for the three months ended December 31, 2007, compared to the same period in 2006. Depreciation, facilities, and allocated overhead costs, driven primarily by increases in personnel count, including the Gelco Acquisition, increased by 45.6%, or $0.3 million, for the three months ended December 31, 2007, compared to the same period in 2006. In addition, costs for professional fees for advertising and marketing increased by 234.6%, or $1.4 million, for the three months ended December 31, 2007, compared to the same period in 2006.

We expect total sales and marketing expenses in 2008 to increase as a percentage of revenue and in absolute dollars compared to 2007, driven primarily by an increase in sales personnel and marketing programs. These increases reflect a key part of our strategic focus in 2008, which is to ensure that we expand our sales and marketing efforts to support expected demand and to create additional awareness in our target markets.

Systems Development and Programming Costs. Systems development and programming costs consist of salaries and related expenses and allocated overhead costs associated with employees and contractors engaged in software engineering, program management and quality assurance.

Systems development and programming costs decreased as a percentage of total revenues to 12.0% for the three months ended December 31, 2007, compared to 13.3% for the same period in 2006. Systems development and programming costs increased 53.0%, or $2.1 million, for the three months ended December 31, 2007, compared to the same period in 2006. This increase was primarily due to the Gelco Acquisition. Salaries and related expenses increased by 59.0%, or $1.5 million, for the three months ended December 31, 2007, compared to the same period in 2006 due to additional headcount and the Gelco Acquisition. Depreciation, facilities and overhead allocation expense increased by 49.7%, or $0.6 million, for the three months ended December 31, 2007, compared to the same period in 2006.

In response to growing demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs for corporate software developed or obtained for internal use and amortize it over its useful life. Capitalized internal-use software costs, net of amortization, increased $0.1 million, from $12.5 million at September 30, 2007, to $12.6 million at December 31, 2007.

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

General and administrative expenses as a percentage of total revenues decreased to 13.9% for the three months ended December 31, 2007, compared to 15.8% for same periods in 2006. General and administrative expense increased by 48.5%, or $2.2 million, for the three months ended December 31, 2007, compared to the same period in 2006. This was primarily due to the Gelco Acquisition. Total salaries and related expenses increased by 58.9%, or $1.4 million, for the three months ended December 31, 2007, compared to the same period in 2006. This was primarily driven by increases in personnel count related to the growth of our business and the Gelco Acquisition. Depreciation, facilities and overhead allocation expenses increased by 89.3%, or $0.8 million, for the three months ended December 31, 2007, compared to the same period in 2006.

We expect the absolute dollar amount of general and administrative expenses to increase in 2008 compared to 2007 due to the Gelco Acquisition and increases in personnel costs related to the growth of our business. However, we expect general and administrative costs as a percentage of revenue to decrease due to economies of scale.

Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of the intangible assets from acquisitions, which includes Outtask, Inc. (“Outtask”) in January 2006 and Gelco in October 2007. We are amortizing our intangible assets as non-cash charges to operations for Outtask over an expected useful life of 8.2 years and for Gelco over an expected useful life of 9.6 years, which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks, and non-compete agreements.

Interest Income, Interest Expense and Other

	Three Months Ended December 31,
	2007	2006	Change
Other income (expense):
Interest income	$250	$182	37.4%
Interest expense	(432)	(367)	17.7%
Other	(126)	29	(534.5%)

Total other expense, net	$(308)	$(156)	97.4%

Interest Income, Interest Expense and Other. Interest income increased primarily due to higher levels of interest-earning cash and cash equivalent investments during the three months ended December 31, 2007, compared to the same period in 2006. The increase in interest expense is due to debt financing we used to acquire Gelco. We record fluctuations in exchange rate gains and losses in Other.

Income Tax Expense

	Three Months Ended December 31,
	2007	2006	Change
Income tax expense	$2,175	$1,371	58.6%

We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income, ongoing, prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Because of the expected increase in earnings from the Gelco Acquisition, we were able to release $20 million in valuation allowance as of December 31, 2007. This resulted in a decrease in goodwill of a corresponding amount.

Financial Condition

Our total assets increased by 14.9%, or $51.6 million, to $397.1 million at December 31, 2007, from $345.5 million at September 30, 2007. Our cash and cash equivalents decreased by 85.8%, or $144.8 million, to $24.0 million at December 31, 2007, from $168.8 million at September 30, 2007. Our cash and cash equivalent balance at September 30, 2007, included $144.9 million of proceeds from our equity offering of 5.4 million shares of Concur common stock, which we used to fund the Gelco Acquisition. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Our accounts receivable balances, net of allowances of $5.3 million and $2.8 million, were $40.7 million at December 31, 2007, and $31.5 million at September 30, 2007, representing an increase of 29.3%, or $9.2 million, this increase was primarily due to the Gelco Acquisition. Our property and equipment, net of accumulated depreciation, increased to $32.8 million at December 31, 2007, from $24.1 million at September 30, 2007.

Our total current liabilities increased by 63.2%, or $27.2 million, to $70.2 million at December 31, 2007, from $43.0 million at September 30, 2007. This increase was primarily due to an increase of $18.7 of customer funding liability, $4.2 million of other Gelco Acquisition related liabilities, $1.7 million related to the current portion of our capital leases and other changes in other accrued liabilities and current portion of deferred revenues.

Our common stock and additional paid in capital increased by 0.8%, or $3.7 million, to $449.0 million at December 31, 2007, from $445.3 million at September 30, 2007. The increase was primarily due to proceeds received from the exercise of stock options under our stock-based compensation plans and the sale of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of December 31, 2007, consisted principally of cash and cash equivalents totaling $24.0 million. In addition, we have a revolving credit facility, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our subscription and license customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $3.9 million for the three months ended December 31, 2007, compared to $5.5 million for the same period in 2006. The decrease in cash provided by operating activities was primarily due a net decrease in our operating assets and liabilities. This was partially offset by higher net income for the three months ended December 31, 2007, compared to the same period in 2006.

Our investing activities used $166.1 million in the three months ended December 31, 2007, compared to $2.5 million for the same period in 2006. Investing activities for the three months ended December 31, 2007, included $160.9 million in cash used for the Gelco Acquisition and $2.5 million for the purchases of property and equipment. The change in customer funding liabilities resulted in an increase in cash used of $2.5 million for the three months ended December 31, 2007.

Our financing activities provided $17.6 million in the three months ended December 31, 2007, compared to $48 for the same period in 2006. Proceeds from financing activities included an increase of $15.4 million drawn from our Amended Credit Agreement, which we used to help fund the Gelco Acquisition. The exercise of stock options provided $2.4 million for the three months ended December 31, 2007.

On June 1, 2007, we entered into a Credit Agreement (“Credit Agreement”) with a financial institution. The Credit Agreement provided for a revolving credit facility for up to $50 million and expired in June 2010, or such earlier date as provided in the Credit Agreement. At our option, the interest rate on the revolving credit facility is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. We had granted security interests in substantially all of our assets as collateral for the loans under the Credit Agreement. The Credit Agreement requires compliance with certain covenants, which limit among other things our ability to consummate a sale of assets, make changes in our capital structure and pay out dividends. As of September 30, 2007, we had an outstanding balance on the Credit Agreement of $5.4 million. As of September 30, 2007, we were in compliance with all loan covenants under the terms of the Credit Agreement.

On October 1, 2007, we amended and restated our Credit Agreement (“Amended Credit Agreement”) and increased the maximum size of the revolving credit facility to $70.0 million and extended the expiration to September 2012, or earlier as provided in the Amended Credit Agreement. In addition, on October 1, 2007, we incurred additional indebtedness in the aggregate principal amount of $19.5 million under Amended Credit Agreement in connection with the Gelco Acquisition.

As of December 31, 2007, and September 30, 2007, we were in compliance with all loan covenants under the terms of the Credit Agreement and Amended Credit Agreement.

In January 2005, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to 2.0 million shares of our outstanding common stock over a two-year period expiring in January 2007 (the “Repurchase Program”). In September 2006, our Board of Directors extended the Repurchase Program for an additional two year period expiring in January 2009 and increased the number of shares eligible for repurchase by an additional 2.0 million shares. Repurchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices and repurchased shares will be retired. We did not repurchase or retire any shares of our outstanding common stock during the three months ended December 31, 2007 and 2006. As of December 31, 2007, 2.6 million shares remained eligible for repurchase under the Repurchase Program.

We believe our cash and cash equivalents, amounts available under our revolving credit facility, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs and capital expenditures for at least the next 12 months. In the longer term, or if we decide to acquire assets or businesses, we may require additional funds and may seek to raise such additional funds through private or public sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements or other available means. There can be no assurances that any such funds will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.

Contractual Obligations and Commercial Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2007,

	Debt
Years ended September 30,	Revolving Credit Facility	Capital Leases	Operating Leases	Purchase Obligations
2008 (1)	$—	$1,247	$1,932	$1,107
2009	—	1,505	2,049	1,475
2010	—	1,129	1,916	356
2011	—	199	1,781	—
2012	20,768	—	1,767	—
2013 and thereafter	—	—	1,299	—

Total	$20,768	$4,080	$10,744	$2,938

(1)	The contractual obligations and commercial commitments for 2008 cover the nine month period from January 1, 2008, through September 30, 2008.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; such estimates and judgments are periodically re-evaluated. Actual results may differ materially from these estimates under different assumptions, judgments or conditions.

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

Allowance for Uncollectible Accounts Receivable

We record an allowance for estimated sales allowances against subscription and consulting revenues in the period in which the related revenues are recorded. We record our sales allowances based on historical experience, including a review of our experience related to price adjustments and sales credits issued.

We make judgments as to our ability to collect outstanding receivables, and we provide an allowance for uncollectible accounts receivable, included in general and administrative expenses. In estimating allowances for uncollectible accounts receivable, we consider specific receivables when collection is doubtful, as well as an analysis of our historical bad debt experience and the current economic environment. If the data used to estimate the allowance provided for uncollectible accounts receivable does not adequately reflect our future ability to collect outstanding receivables, additional allowances for uncollectible accounts receivable may be needed and future results of operations could be materially affected.

Share-based Compensation

Our equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely primarily on four equity compensation plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, Share-based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three months ended December 31, 2007 and 2006, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-based Compensation, and compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internal-use software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Under the provisions of SFAS 123R, our Employee Stock Purchase Plan is deemed non-compensatory. See Note 10 to our financial statements for further detail, including the impact of the adoption of SFAS 123R to our income statements.

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

As of December 31, 2007, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not probable.

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

Our revolving credit facility bears interest at floating rates we select under the terms of the Amended Credit Agreement. As of December 31, 2007, we had $20.8 million outstanding on the Amended Credit Agreement. The revolving credit facility is not hedged with an interest rate swap. On an annual basis, a 100 basis point change in interest rates would result in a change of $0.2 million to annual interest expense, based upon net variable rate borrowings of $20.8 million.

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

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission (“SEC”), defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed: (a) to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure; and (b) to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective for the purpose described above as of the end of the period covered by this report, as more fully discussed in “Management’s Report on Internal Control Over Financial Reporting” below.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal control over financial reporting during the three months ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to address any of these risks successfully, our business could be harmed. Additionally, there is risk that we may incur additional expenses associated with an impairment of a portion of goodwill and other intangible assets due to changes in market conditions for acquisitions. Under accounting principles generally accepted in the United States (“GAAP”), we are required to evaluate goodwill for impairment on an annual basis and to evaluate other intangible assets as events or circumstances indicate that such assets may be impaired. These evaluations could result in impairments of goodwill or other intangible assets.

Because Sales Of Four Of Our Solutions Account For 93% Of Our Total Revenues, A Material Decrease In Demand For Any Of These Solutions Could Substantially Harm Our Results Of Operations.

We generated 93% of our total revenues for the three months ended December 31, 2007, from our Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel services and software. We expect such services and software to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of our Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Cliqbook Travel solutions and our revenues would decline significantly if, for example, our competitors, some of which have substantially greater resources than us, develop travel and expense management products that achieve greater market acceptance, or we do not keep up with technological advancements in services and software platforms, delivery models or product features. There can be no assurance that our services and software solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

Our Business Model Continues To Evolve, Which Makes Our Operations And Prospects Difficult To Evaluate, And Our Future Performance and Revenue Growth Will Depend On The Growth Of Our Subscription Services.

Our business model continues to evolve and is therefore subject to many risks. We anticipate that our future financial performance and revenue growth will depend upon the growth of our subscription services. Subscription revenues represented 94% of our total revenues for the three months ended December 31, 2007. We expect subscription revenues to represent a large majority of our total revenues for the foreseeable future and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our services. As a result, we have invested significantly in infrastructure, operations and strategic relationships to support on-demand subscription services, which represent a significant departure from traditional software delivery strategies. The relatively short history and continued evolution of this business model makes our business operations and prospects difficult to evaluate.

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

Our Consulting Revenues Will Likely Continue To Decline, Which Could Negatively Impact Our Results of Operations.

Our consulting and other revenues represented 6% of total revenues for the three months ended December 31, 2007. We anticipate that consulting revenues will continue to decline, but will represent a significant component of our total revenues. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system deployment and integration, planning, data conversion, training and documentation of procedures. Our consulting revenues will continue to decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

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

We completed our acquisition of Outtask in 2006 and since then we have introduced our Concur Travel & Expense solution, which fully integrates our respective flagship products. The success of that offering remains unproven, due to the limited time it has been available. In addition, our ability to cross-sell Concur Cliqbook Travel to our customers utilizing Concur Expense, and to cross-sell Concur Expense to our customers utilizing Concur Cliqbook Travel, is unproven. Customer acceptance of products that we develop as a result of our acquisition of Outtask is also dependent upon factors outside our control, such as:

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

At the end of 2006 we determined that we had a material weakness in our internal controls, which pertained to controls over changes in accounting principles. At the end of 2007, our auditors have determined that we have adequately remediated this weakness. However, it is possible that we may discover other significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

The growth of the international component of our business subjects us to additional risks associated with foreign operations.

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented 13% of total revenues for fiscal 2007 and 12% of total revenues for the three months ended December 31, 2007. These international operations are subject to many difficulties and incremental costs, including:

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

Our Reported Financial Results May Be Adversely Affected By Changes In Accounting Principles Generally Accepted In The United States.

GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), Share-based Payments, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. As a result, we are now recording non-cash, stock-based compensation expense, which has a material effect on our results of operations. Further, revenue recognition rules for software and service companies are complex and require significant interpretation by us. Changes in circumstances, interpretations, or accounting principles or guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” regarding our critical revenue recognition policies.

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

Software License Revenues Are Volatile, Which Makes Our Operating Results Difficult To Forecast.

Our software license revenues represented less than 2% of total revenues for the three months ended December 31, 2007. While software license revenues are diminishing as a percent of total revenues, they continue to contribute to our overall operating results. However, the timing and amounts of license revenues can be difficult to predict, which can lead to variability in operating results. For example, our licensed software is typically shipped when orders are received, so license backlog at the beginning of any quarter typically represents only a small portion of the quarter’s expected license revenues. This makes license revenues in any quarter difficult to forecast because they are determined by orders booked and shipped in that quarter. Moreover, we have historically recognized a substantial percentage of license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter and we expect this trend to continue for as long as our licensed software represents a meaningful part of our overall business. Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues or any delay in the recognition of revenues could result in significant variations in operating results from quarter to quarter. Further, we find it difficult to forecast quarterly license revenues because our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer.

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

In addition, there are provisions in our certificate of incorporation and bylaws, as well as provisions in the Delaware General Corporation Law, that may discourage, delay or prevent a change of control. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by holders of a majority of our outstanding common stock;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year; and

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.01	Amended and Restated Board Compensation Policy	—	—	—	—	X

10.02	Fiscal 2007 Corporate Bonus Plan	—	—	—	—	X

10.03	Fiscal 2008 Corporate Bonus Plan	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: February 11, 2008

CONCUR TECHNOLOGIES, INC.

By	/s/ John F. Adair
John F. Adair Chief Financial Officer