Form 10-Q
period 2008-03-31
CONCUR TECHNOLOGIES INC
filed 2008-05-06
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of the registrant’s common stock outstanding as of April 30, 2008: 43,092,106

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2008

Concur®, Concur® Expense, Concur® Travel & Expense, Concur® Cliqbook Travel, Concur® Vendor Payment, Concur® Connect, and Concur® ExpenseLink, among others, are registered trademarks and/or registered service marks of Concur or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Subscription	$50,832	$27,901	$97,375	$53,394
Consulting and other	2,831	2,949	5,640	6,696

Total revenues	53,663	30,850	103,015	60,090
Expenses:
Cost of operations	17,827	10,910	33,810	21,287
Sales and marketing	13,935	8,058	27,092	15,089
Systems development and programming	5,872	3,739	11,813	7,621
General and administrative	8,264	4,090	15,104	8,697
Amortization of intangible assets	1,547	785	3,113	1,608

Total expenses	47,445	27,582	90,932	54,302

Operating income	6,218	3,268	12,083	5,788
Other income (expense):
Interest income	180	213	430	395
Interest expense	(421)	(346)	(853)	(713)
Other, net	67	65	(59)	94

Total other expense, net	(174)	(68)	(482)	(224)

Income before income tax	6,044	3,200	11,601	5,564
Income tax expense	2,340	1,855	4,515	3,226

Net income	$3,704	$1,345	$7,086	$2,338

Net income per share:
Basic	$0.08	$0.04	$0.16	$0.06
Diluted	0.08	0.03	0.15	0.06
Weighted average shares used in computing net income per share:
Basic	43,686	37,090	43,762	36,782
Diluted	47,349	40,521	47,604	40,341

See notes to financial statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amounts)

	March 31, 2008		September 30, 2007
	(Unaudited	)
Assets
Current assets:
Cash and cash equivalents	$17,470		$168,835
Restricted cash	901		—
Accounts receivable, net of allowance of $5,811 and $2,766	40,280		31,460
Prepaid expenses	3,882		1,797
Current portion of deferred income taxes	9,074		2,657
Other current assets	10,225		8,448

Total current assets	81,832		213,197
Property and equipment, net	32,366		24,066
Intangible assets, net	42,191		10,604
Goodwill	177,366		57,128
Deferred income tax assets, net of current portion	37,675		28,264
Deposits and other long-term assets	12,607		12,223

Total assets	$384,037		$345,482

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,191		$4,193
Customer funding liabilities	18,616		—
Accrued compensation	8,503		11,492
Acquisition-related liabilities	4,194		700
Other accrued liabilities	6,989		4,655
Current portion of long-term debt	1,656		—
Current portion of deferred rent	396		399
Current portion of deferred revenues	28,131		21,560

Total current liabilities	72,676		42,999
Long-term debt, net of current portion	30,596		5,369
Deferred rent, net of current portion	2,255		2,428
Deferred revenues, net of current portion	10,887		10,326

Total liabilities	116,414		61,122

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share Authorized shares: 5,000; No shares issued or outstanding	—		—
Common stock, $0.001 par value per share Authorized shares: 60,000 Shares issued and outstanding: 43,074 and 43,699	43		44
Additional paid-in capital	421,646		445,324
Accumulated deficit	(154,926)		(162,012)
Accumulated other comprehensive income	860		1,004

Total stockholders’ equity	267,623		284,360

Total liabilities and stockholders’ equity	$384,037		$345,482

See notes to financial statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Operating activities:
Net income	$3,704	$1,345	$7,086	$2,338
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,547	785	3,113	1,608
Depreciation	3,727	2,141	7,398	4,073
Allowance for uncollectible accounts receivable	473	493	1,732	786
Share-based compensation expense	2,310	1,069	3,358	2,297
Deferred income taxes	2,105	1,887	4,134	3,150
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(106)	569	(636)	231
Prepaid expenses and other assets	77	(1,745)	(1,502)	(2,429)
Accounts payable	306	(145)	(444)	31
Accrued liabilities	(643)	3,031	(8,396)	599
Deferred revenues	4,331	1,355	5,933	3,625

Net cash provided by operating activities	17,831	10,785	21,776	16,309

Investing activities:
Net decrease in restricted cash balances	1,994	—	1,763	—
Net increase in customer funding liabilities	(14)	—	(2,491)	—
Purchases of property and equipment	(3,194)	(3,075)	(5,674)	(5,539)
Payments for acquisition, net of cash acquired	(904)	(7,750)	(161,850)	(7,750)

Net cash used in investing activities	(2,118)	(10,825)	(168,252)	(13,289)

Financing activities:
Net proceeds from share-based award activity	646	5,033	3,025	5,511
Proceeds from employee stock purchase plan activity	355	231	583	419
Payments on repurchase of common stock	(30,888)	(1,853)	(30,888)	(1,853)
Net proceeds from borrowings	7,812	—	23,210	—
Repayments on borrowings and capital leases	(408)	(595)	(831)	(1,212)

Net cash provided by (used in) financing activities	(22,483)	2,816	(4,901)	2,865

Effect of foreign currency exchange rate changes on cash and cash equivalents	252	6	12	233

Net increase (decrease) in cash and cash equivalents	(6,518)	2,782	(151,365)	6,118
Cash and cash equivalents at beginning of period	23,988	19,670	168,835	16,334

Cash and cash equivalents at end of period	$17,470	$22,452	$17,470	$22,452

Supplemental cash flow information:
Cash paid for interest	$263	$81	$349	$358
Income tax payments, net	73	—	124	—

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Note 1. Description of the Company and Basis of Presentation

Throughout these financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2007, 2008, 2009 and 2010, as “2007,” “2008,” “2009” and “2010.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.

Description of the Company

We are a leading global provider of on-demand Employee Spend Management solutions. Our integrated travel and expense software solutions enable organizations to control costs by automating the processes used to manage employee spending. Our solutions unite online travel procurement with automated expense reporting, streamline corporate event management, and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our unified approach to managing these processes provides our customers with visibility into their employee spending, which helps them analyze trends, influence budget decisions, improve forecasting, and monitor and enforce compliance with their corporate policies and external regulations, such as the Sarbanes-Oxley Act.

Our core mission is to continuously innovate to reduce the costs of employee spend management for our customers. We work closely with our customers to identify opportunities to increase the value of our solutions by streamlining the travel procurement, expense reporting and vendor payment processes, reducing operating costs, improving internal controls, enhancing the overall user experience and user adoption rates and enabling customers to gain greater insight into their spending patterns through comprehensive analytics. We have broadened our existing suite of solutions by introducing new solutions and features including the following:

•

Concur® Travel & Expense, our solution that fully integrates our flagship products, Concur® Expense and Concur ® Cliqbook Travel. We believe that Concur Travel & Expense is the most effective solution available for providing a single seamless process for managing travel procurement and expense reporting within a business.

•

Smart Expense™, a new feature of our One Touch Business Travel™, in which the click that books the travel reservation simultaneously begins the expense reporting process. As travel occurs, Smart Expense automatically populates expense reports with information reconciled from three sources of expense information: itinerary data captured at the time of booking; corporate card charges incurred by the employee; and electronic receipts captured directly from the supplier.

•

Concur® Vendor Payment, our solution that automates, simplifies and reduces the costs of entering, approving and managing the payment of vendor invoices. We believe the long-term opportunity of this solution is comparable to that of our core travel and expense management solution.

•

Concur® Connect, our global platform that connects over 100,000 suppliers of travel content and services to our travel and expense solutions, boosting adoption of online travel procurement by our customers’ users. A number of these suppliers also provide us with electronic receipts that can be used to generate Smart Expenses.

We offer our solutions through flexible delivery models that range from highly configurable to standardized. We sell our solutions primarily as subscription services. We market and sell our solutions worldwide through our direct sales organization and indirect distribution channels such as strategic resellers.

Gelco Acquisition

On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. and its subsidiaries, including Gelco Information Network, Inc. (collectively, “Gelco”), pursuant to the Agreement and Plan of Merger, dated July 27, 2007, between Concur and H-G Holdings, Inc. (“Merger Agreement”). Gelco’s suite of solutions included ExpenseLink and Travel Manager. Gelco provided a flexible on-demand expense management solution that enables organizations to control costs by gaining processing efficiencies, capturing spending data for analysis and ensuring policy compliance. Gelco offered different levels of outsourcing and is capable of providing a full range of services to streamline the expense management process, including: expense data capture, multi-currency reimbursement, card payment processing, reporting and analysis, receipt imaging and management, and auditing. In addition, Gelco’s ExpenseLink offered customer payment processing services and enhanced auditing and analytics features that are complementary to our offerings. We refer to this acquisition as the “Gelco Acquisition.”

Basis of Presentation

These accompanying financial statements present our results of operations, financial position and cash flows on a consolidated basis. These unaudited financial statements include the accounts of Concur and its subsidiaries. We have eliminated all intercompany accounts and transactions in these financial statements.

During the three months ended March 31, 2008, we determined that an adjustment was needed to record additional state and local taxes payable. As a result we recorded a charge of $874 to general and administrative expense during the three months ended March 31, 2008. We believe the adjustment was not material to the current or any earlier reported period.

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

Significant Accounting Policies

We discuss our significant accounting policies, which include business combinations, revenue recognition, allowances for uncollectible accounts receivable, share-based compensation and income taxes, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 14, 2007.

Impairment of Goodwill

We test goodwill for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill not be amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We conducted our most recent test for impairment as of March 31, 2008, and we determined that goodwill was not impaired.

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

The adoption of FIN 48 had no material impact on our financial statements. As of March 31, 2008, there were no unrecognized tax benefits. Historically, we have not incurred any material interest or penalties associated with tax matters, and no material interest or penalties were recognized during the three and six months ended March 31, 2008. We classify interest and penalties associated with tax matters as additional interest expense and as additional penalties rather than as part of income taxes. Tax years that remain open for examination include 2003, 2004, 2005 and 2006. In addition, tax years from 1994 to 2002 may be subject to examination in the event we utilize our net operating loss carryforwards from those years in our current or future year tax returns. We do not expect to have any significant changes to unrecognized tax benefits over the next 12 months.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS 157 in the first quarter of 2009. We are evaluating the impact of adopting SFAS 157 on our financial statements.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income	$3,704	$1,345	$7,086	$2,338
Weighted average number of shares outstanding:
Basic	43,686	37,090	43,762	36,782
Dilutive effect of share-based award plans (1)	3,663	3,431	3,842	3,559

Diluted	47,349	40,521	47,604	40,341

Net income per share available to common stockholders:
Basic	$0.08	$0.04	$0.16	$0.06
Diluted	0.08	0.03	0.15	0.06

(1)	For the three and six months ended March 31, 2008, we did not exclude any options to purchase Concur common stock from the calculations of diluted earnings per share. For the three and six months ended March 31, 2007, we excluded 0.5 and 0.9 million options to purchase Concur common stock from the calculations of diluted earnings per share. We excluded these options because the exercise price for those options was above the average market price of our stock and including these options in the diluted earning per share calculation would have had an anti-dilutive effect.

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

Certain aspects of the purchase price and purchase price allocations are preliminary and have been made using initial estimates. These estimates are the responsibility of management. Adjustments of the purchase price may be made in accordance with the terms of the Merger Agreement. In addition, finalization of these initial estimates may result in adjustments to the allocation of the purchase price if the adjustments are determined within one year of the purchase date, or the purchase price allocation period. In accordance with the terms of the Merger Agreement, $16.5 million has been held in escrows and hold backs as of October 1, 2007, and will be released to Concur or to the shareholders of Gelco as specified in the Merger Agreement terms.

We made cash payments of $0.5 million and $161.4 million for the three and six months ended March 31, 2008. This included merger consideration of $130.1 million and assumed liabilities and acquisition-related transaction costs of $34.8 million, net of $3.5 million of cash acquired for the six months ended March 31, 2008. As of March 31, 2008, acquisition-related transaction costs and assumed liabilities of $3.9 million remained on our balance sheet for the Gelco Acquisition.

During the three and six months ended March 31, 2008, we made cash payments totaling $0.4 million related to our 2006 acquisition of Outtask. As of March 31, 2008, acquisition-related liabilities of $0.3 million remained on our balance sheet for the acquisition of Outtask.

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

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for Concur and Gelco, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The unaudited pro forma financial information combines the results of Concur and Gelco for the three and six months ended March 31, 2007. The following table presents the pro forma financial information for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented:

Pro Forma Results	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
Revenues	$43,207	$85,631
Net income (loss)	625	(1,900)
Net income (loss) per share	$0.01	$(0.05)

During the six months ended March 31, 2007, Gelco incurred legal fees and settlement costs for $4.3 million to settle all claims associated with a lawsuit with a former stockholder.

Note 5. Property and Equipment

Our property and equipment consisted of the following:

	March 31, 2008	September 30, 2007
Land and building	$5,350	$—
Computer hardware	15,244	11,309
Computer software	32,422	27,982
Furniture and equipment	1,249	1,224
Leasehold improvements	5,034	4,935

Property and equipment, gross	59,299	45,450
Less: accumulated depreciation	(26,933)	(21,384)

Property and equipment, net	$32,366	$24,066

On October 1, 2007, the Gelco Acquisition contributed the following property and equipment:

Land and building	$5,350
Computer hardware	3,934
Computer software	628
Furniture and equipment	59

Total property and equipment	$9,971

Note 6. Intangible Assets

Our intangible assets arise from our business acquisitions. The following table presents our intangible assets as of March 31, 2008, and September 30, 2007:

	March 31,	September 30,
Intangible assets	2008	2007
Gross carrying amount	$48,600	$19,600
Accumulated amortization	(6,409)	(8,996)

Intangible asset, net	$42,191	$10,604

The following table presents the components of our intangible assets as of March 31, 2008.

Description	Fair Value	Accumulated Amortization	Net Book Value as of March 31, 2008	Weighted Average Useful Life (in years)
Trade name and trademarks	$200	$200	$—	1.0
Technology	12,700	3,175	9,525	4.8
Non-compete agreements	500	275	225	2.0
Customer relationships	35,200	2,759	32,441	11.0

Total	$48,600	$6,409	$42,191

For the three and six months ended March 31, 2008, we recorded amortization expense of $1.5 million and $3.1 million in our income statements, and $0.8 million and $1.6 million for the three and six months ended March 31, 2007.

Estimated amortization expense for the remaining estimated useful life of the acquired assets is as follows as of March 31, 2008:

Years ending September 30,	Amortization of Intangible Assets
2008 (1)	$3,082
2009	6,165
2010	5,933
2011	5,588
2012	3,445
Thereafter	17,978

Total	$42,191

(1)	The estimated amortization for 2008 covers the six month period from April 1, 2008, through September 30, 2008.

Note 7. Debt

The following table presents the components of our debt outstanding as of March 31, 2008, and September 30, 2007:

	March 31,	September 30,
Debt	2008	2007
Capital leases	$3,673	$—
Revolving credit facility	28,579	5,369

Total debt	32,252	5,369
Current portion of capital leases	1,656	—

Long-term debt, excluding current portion	$30,596	$5,369

On June 1, 2007, we entered into a Credit Agreement (“Credit Agreement”) with a financial institution. The Credit Agreement provided for a revolving credit facility for up to $50 million and expired in June 2010, or such earlier date as provided in the Credit Agreement. At our option, the interest rate on the revolving credit facility is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. We granted security interests in substantially all of our assets as collateral for the loans under the Credit Agreement. The Credit Agreement requires compliance with certain covenants, which limit among other things our ability to consummate a sale of assets, make changes in our capital structure and pay out dividends.

On October 1, 2007, we amended and restated our Credit Agreement (“Amended Credit Agreement”) and increased the maximum size of the revolving credit facility to $70.0 million and extended the expiration to September 2012, or earlier as provided in the Amended Credit Agreement. In addition, on October 1, 2007, we incurred additional indebtedness in the aggregate principal amount of $19.5 million under the Amended Credit Agreement in connection with the Gelco Acquisition.

As of March 31, 2008, and September 30, 2007, we were in compliance with all loan covenants under the terms of each of the Credit Agreement and Amended Credit Agreement.

Note 8. Commitments

The following table summarizes our future minimum commitments under non-cancelable contracts at March 31, 2008, and the effects such obligations are expected to have on cash flows in future periods:

Years ended September 30,	Operating Leases	Purchase Obligations
2008 (1)	$1,309	$738
2009	2,507	1,475
2010	2,492	356
2011	2,292	—
2012	2,171	—
2013 and thereafter	1,437	—

Total	$12,208	$2,569

(1)	The commitments for 2008 cover the six month period from April 1, 2008, through September 30, 2008.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. As of March 31, 2008, we also leased office space in the United States in the states of California, Georgia, Illinois, Minnesota, New Jersey, Texas and Virginia, and internationally in the countries of Australia, Belgium, the Czech Republic, Germany and the United Kingdom.

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

The adoption of FIN 48 had no material impact on our financial statements. As of March 31, 2008, there were no unrecognized tax benefits. Historically, we have not incurred any material interest or penalties associated with tax matters and no material interest or penalties were recognized during the three and six months ended March 31, 2008. We classify interest and penalties associated with tax matters as other expense rather than as part of income taxes. Tax years that remain open for examination include 2003, 2004, 2005 and 2006. In addition, tax years from 1994 to 2002 may be subject to examination in the event we utilize the net operating loss carryforwards from those years in its current or future year tax returns. We do not expect to have any significant changes to unrecognized tax benefits over the next 12 months.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, ongoing, prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Because of the expected increase in earnings from the Gelco Acquisition, we were able to release $20.0 million in valuation allowance as of March 31, 2008. This resulted in a decrease in goodwill by a corresponding amount. Our effective tax rate differs from the U.S. statutory rate primarily due to the deferred tax valuation allowance on our foreign subsidiaries. Our effective tax rate is also affected by share-based compensation and other non-deductible expenses.

As of March 31, 2008, we believe it was more likely than not that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Note 10. Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”). As of March 31, 2008, we had 2.4 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our Employee Stock Purchase Plan.

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

We have calculated an additional paid in capital (“APIC”) pool pursuant to the provisions of SFAS 123R. The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our income statements. For the three and six months ended March 31, 2008 and 2007, we did not record any tax deficiencies against the APIC pool. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive income per share.

The following table presents our share-based compensation expense resulting from equity awards that we recorded in our income statements for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Cost of operations	$438	$328	$684	$650
Sales and marketing	913	225	1,296	608
Systems development and programming	300	173	454	348
General and administrative	659	343	924	691

Total	$2,310	$1,069	$3,358	$2,297

Net cash proceeds from the exercise of stock options were $0.6 million and $3.0 million for the three and six months ended March 31, 2008, and $5.0 million and $5.5 million for the three and six months ended March 31, 2007. For the three and six months ended March 31, 2008 and 2007, we did not realize any income tax benefit from stock option exercises. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table presents our stock option activity for the six months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2007	5,109	$7.73
Exercised	(408)	7.41
Forfeited or expired	(48)	11.67

Outstanding as of March 31, 2008	4,653	7.72	4.72	$108,547

Exercisable as of March 31, 2008	4,115	$7.10	4.35	$98,568

During the three and six months ended March 31, 2008 and 2007, we did not grant any stock option awards. The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between our closing stock price on March 31, 2008, and the weighted average exercise price of the outstanding options, multiplied by the number of shares subject to the outstanding options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. Changes in the intrinsic value are based on fluctuations in the fair market value of our common stock. For the six months ended March 31, 2008, the total intrinsic value of options exercised was $11.4 million.

The following table presents a summary of RSU awards for the six months ended March 31, 2008:

	Shares	Weighted Average Fair Value
Outstanding as of September 30, 2007	284	$17.86
Granted	564	30.50
Cancelled	(12)	18.21

Outstanding as of March 31, 2008	836	$26.38

As of March 31, 2008, we expect $16.5 million of total unrecognized compensation costs related to non-vested stock options and RSUs to be recognized over a weighted average period of 1.5 years. For the six months ended March 31, 2008, the total fair value of options and RSUs vested was $1.4 million, compared to $2.7 million for the six months ended March 31, 2007.

Note 11. Comprehensive Income

The following table presents the components of our comprehensive income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income	$3,704	$1,345	$7,086	$2,338
Other comprehensive income:
Foreign currency translation gain (loss)	65	8	(144)	230

Total comprehensive income	$3,769	$1,353	$6,942	$2,568

Note 12. Segment Reporting

We operate in and report on one segment, which is on-demand Employee Spend Management Solutions based upon the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. We market our services and products primarily in the United States and operate in a single industry segment. For the three and six months ended March 31, 2008 and 2007, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
United States	$48,438	$27,107	$91,800	$52,826
Europe	2,933	2,680	6,609	4,997
Other	2,292	1,063	4,606	2,267

Total revenues	$53,663	$30,850	$103,015	$60,090

Note 13. Customer Funding Liabilities

We make payments on the behalf of our customers for the funding on employee expense reimbursements from amounts held in cash and equivalents on our balance sheet. We record our obligation to make these employee expense reimbursement payments on behalf of our customers as customer funding liabilities. As of March 31, 2008, we had $18.6 million in customer funding liabilities. Some of our customers require that we maintain restricted bank accounts for the funding of employee expense reimbursements we will make on their behalf. Amounts held in these accounts are recorded as restricted cash.

Note 14. Contingencies

Litigation

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement had been preliminarily approved by the court. However, in December 2006, the court found that six focus cases could not be certified as class actions, but in April 2007 the court acknowledged that it might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in six focus cases in September 2007. In November 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. All matters in this lawsuit, including any settlement proposal, await further determination by the court. If a new complaint is filed against us, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2007, 2008, 2009 and 2010, as “2007,” “2008,” “2009” and “2010.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.

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

Overview

We are a leading provider of on-demand Employee Spend Management services. Our integrated travel and expense software solutions enable organizations to control costs by automating the processes used to manage employee spending. Our solutions unite online travel procurement with automated expense reporting, streamline corporate event management, and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our unified approach to managing these processes provides our customers with visibility into their employee spending, which helps them analyze trends, influence budget decisions, improve forecasting, and monitor and enforce compliance with their corporate policies and external regulations, such as the Sarbanes-Oxley Act.

On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. and its subsidiaries, including Gelco Information Network, Inc. (collectively, “Gelco”), pursuant to the Agreement and Plan of Merger, dated July 27, 2007, between Concur and H-G Holdings, Inc. (“Merger Agreement”). Gelco’s suite of solutions included ExpenseLink and Travel Manager. Gelco provided a flexible on-demand expense management solution that enables organizations to control costs by gaining processing efficiencies, capturing spending data for analysis and ensuring policy compliance. Gelco offered different levels of outsourcing and is capable of providing a full range of services to streamline the expense management process, including: expense data capture, multi-currency reimbursement, card payment processing, reporting and analysis, receipt imaging and management, and auditing. In addition, Gelco’s ExpenseLink offered customer payment processing services and enhanced auditing and analytics features that are complimentary to our offerings. We refer to this acquisition as the “Gelco Acquisition.”

We generate our revenues predominantly from the delivery of subscription services, and to a much lesser degree from consulting services and other services (which includes the sale of software licenses). Subscription revenues as a percentage of total revenues increased to 94.7% and 94.5% for the three and six months ended March 31, 2008, compared to 90.4% and 88.9% for the same periods in 2007. This reflects the market’s continued shift toward the purchase of our services as subscription services rather than software licenses. Our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer.

Our strategic focus in 2008 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in 2008 compared to 2007, on both an absolute basis and as a percentage of total revenues, due to anticipated growth in demand as well as the Gelco Acquisition. We expect our sales and marketing expenses to increase on both an absolute basis and as a percentage of revenues in 2008 compared to 2007, primarily reflecting our continued emphasis on growing our sales and marketing personnel to support expected demand and the creation of additional awareness in our target market.

We operate in and report on one segment, which is on-demand Employee Spend Management solutions.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

Selected Financial Data

The following table presents financial data derived from our unaudited income statements as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Subscription	94.7%	90.4%	94.5%	88.9%
Consulting and other	5.3	9.6	5.5	11.1

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Cost of operations	33.2	35.4	32.8	35.4
Sales and marketing	26.0	26.1	26.3	25.1
Systems development and programming	10.9	12.1	11.5	12.7
General and administrative	15.4	13.3	14.7	14.5
Amortization of intangible assets	2.9	2.5	3.0	2.7

Total expenses	88.4	89.4	88.3	90.4

Operating income	11.6	10.6	11.7	9.6
Other income (expense):
Interest income	0.4	0.7	0.5	0.7
Interest expense	(0.8)	(1.1)	(0.8)	(1.2)
Other, net	0.1	0.2	(0.1)	0.2

Total other expense, net	(0.3)	(0.2)	(0.4)	(0.3)

Income before income tax	11.3	10.4	11.3	9.3
Income tax expense	4.4	6.0	4.4	5.4

Net income	6.9%	4.4%	6.9%	3.9%

Results of Operations

Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007	Change	2008	2007	Change
Subscription	$50,832	$27,901	82.2%	$97,375	$53,394	82.4%
Consulting and other	2,831	2,949	(4.0%)	5,640	6,696	(15.8%)

Total revenues	$53,663	$30,850	73.9%	$103,015	$60,090	71.4%

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	%	2007	%	2008	%	2007	%
United States	$48,438	90.2%	$27,107	87.9%	$91,800	89.1%	$52,826	87.9%
Europe	2,933	5.5%	2,680	8.7%	6,609	6.4%	4,997	8.3%
Other	2,292	4.3%	1,063	3.4%	4,606	4.5%	2,267	3.8%

Total revenues	$53,663	100.0%	$30,850	100.0%	$103,015	100.0%	$60,090	100.0%

Subscription Revenues. Subscription revenues consist of fees paid for subscription services, and to a much lesser degree the amortization of set-up fees paid to us in connection with those services, amortization of fees paid for software maintenance services under software license arrangements and in multiple element subscription arrangements where there is no vendor specific objective evidence of fair value for an undelivered subscription element. Subscription revenues are affected by pricing, the number of new customers, customer contract durations and our customer retention rate.

Subscription revenues increased 82.2%, or $22.9 million, for the three months ended March 31, 2008, and 82.4%, or $44.0 million, for the six months ended March 31, 2008, compared to the same periods in 2007. These increases were primarily due to the increased number of customers, as a result of the Gelco Acquisition and reflecting new customers for our subscription services. The growth in customers reflects increased market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management solutions and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

We expect subscription revenues to grow in 2008, on an absolute basis and as a percentage of total revenues, as a result of the growing demand for our subscription service offerings as well as our planned increase in spending on sales and marketing.

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

Consulting and other revenues decreased primarily reflecting a decrease in demand for consulting services as a result of fewer implementations of upgrades and enhancements for existing license customers as virtually all of our new customers utilize our subscription services and a growing number of our historic license customers transition to our subscription services.

We anticipate that consulting and other revenues in 2008 will be lower overall compared to 2007 in absolute dollars and as a percentage of revenues, primarily as a result of fewer existing customers upgrading their on-premise license software and the market’s continued shift in demand from licensed to subscription services.

International Revenues. Revenues from customers outside the United States represented 10% and 11% of total revenues for the three and six months ended March 31, 2008. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the expansion of international functionality within our solutions.

Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007	Change	2008	2007	Change
Cost of operations	$17,827	$10,910	63.4%	$33,810	$21,287	58.8%
Sales and marketing	13,935	8,058	72.9%	27,092	15,089	79.5%
Systems development and programming	5,872	3,739	57.0%	11,813	7,621	55.0%
General and administrative	8,264	4,090	102.1%	15,104	8,697	73.7%
Amortization of intangible assets	1,547	785	97.1%	3,113	1,608	93.6%

Total operating expenses	$47,445	$27,582	72.0%	$90,932	$54,302	67.5%

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

Cost of operations expenses as a percentage of total revenues decreased to 33.2% and 32.8% for the three and six months ended March 31, 2008, compared to 35.4% for the same periods in 2007. Cost of operations expenses increased by 63.4%, or $6.9 million, for the three months ended March 31, 2008, and 58.8%, or $12.5 million, for the six months ended March 31, 2008, compared to the same periods in 2007. These increases are primarily attributable to the Gelco Acquisition on October 1, 2007. Total salaries and related expenses increased 45.3%, or $3.1 million, for the three months ended March 31, 2008, and 47.1%, or $6.1 million, for the six months ended March 31, 2008, compared to the same periods in 2007. These increases were primarily due to the Gelco Acquisition and an increase in personnel count. Co-location and related telecommunications costs increased by 121.1%, or $0.8 million, for the three months ended March 31, 2008, and 125.8%, or $1.7 million, for the six months ended March 31, 2008, compared to the same periods in 2007. These increases were primarily due to the organic growth in our subscription business and the Gelco Acquisition. Depreciation, facilities and overhead allocation expenses increased by 135.7%, or $1.3 million, for the three months ended March 31, 2008, and 141.4%, or $2.6 million, for the six months ended March 31, 2008, compared to the same periods in 2007. These increases were primarily due to the Gelco Acquisition. In addition, equipment and software expenses increased by 265.2%, or $1.0 million, for the three months ended March 31, 2008, and 231.9%, or $1.9 million, for the six months ended March 31, 2008, compared to the same periods in 2007. These increases were primarily due to the Gelco Acquisition.

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

Sales and marketing expenses as a percentage of total revenues decreased to 26.0% for the three months ended March 31, 2008, compared to 26.1% for the same period in 2007. Sales and marketing expenses as a percentage of total revenues increased to 26.3% for the six months ended March 31, 2008, compared to 25.1% for the same period in 2007. Sales and marketing expenses increased by 72.9%, or $5.9 million, for the three months ended March 31, 2008, and 79.5%, or $12.0 million, for the six months ended March 31, 2008, compared to the same periods in 2007. These increases were primarily attributable to an increase in sales personnel and marketing programs, as well as the Gelco Acquisition. Total salaries and related expenses increased by 66.9%, or $4.2 million, for the three months ended March 31, 2008, and 64.0%, or $7.5 million, for the six months ended March 31, 2008, compared to the same periods in 2007. Share-based compensation increased by 308.1%, or $0.7 million, for the three months ended March 31, 2008, and 115.3%, or $0.7 million, for the six months ended March 31, 2008, compared to the same periods in 2007. In addition, costs for advertising and marketing increased by 119.0%, or $0.7 million, for the three months ended March 31, 2008, and 175.0%, or $2.1 million, for the six months ended March 31, 2008, compared to the same periods in 2007. These increases were primarily attributable to the Gelco Acquisition.

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

Systems development and programming costs decreased as a percentage of total revenues to 10.9% and 11.5% for the three and six months ended March 31, 2008, compared to 12.1% and 12.7% for the same period in 2007. Systems development and programming costs increased 57.0%, or $2.1 million, for the three months ended March 31, 2008, and 55.0%, or $4.2 million, for the six months ended March 31, 2008, compared to the same periods in 2007. These increases were primarily due to the Gelco Acquisition. Salaries and related expenses increased by 69.5%, or $1.7 million, for the three months ended March 31, 2008, and 64.0%, or $3.2 million, for the six months ended March 31, 2008, compared to the same periods in 2007 due to additional headcount and the Gelco Acquisition. Depreciation, facilities and overhead allocation expense increased by 41.4%, or $0.5 million, for the three months ended March 31, 2008, and 45.4%, or $1.1 million, for the six months ended March 31, 2008, compared to the same periods in 2007. These increases were primarily due to the Gelco Acquisition.

In response to growing demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs for corporate software developed or obtained for internal use and amortize it over its useful life. Capitalized internal-use software costs, net of amortization, increased $0.9 million, from $12.5 million at September 30, 2007, to $13.4 million at March 31, 2008.

We anticipate that recognized systems development and programming costs in 2008 will increase in absolute dollars compared to 2007 as we continue to increase our investment in product innovation and enhancement.

General and Administrative. General and administrative expenses consist of salaries and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal, information technology and facilities, and, to a lesser extent, miscellaneous costs, such as professional fees and public company regulatory compliance costs.

General and administrative expenses as a percentage of total revenues increased to 15.4% and 14.7% for the three and six months ended March 31, 2008, compared to 13.3% and 14.5% for same periods in 2007. General and administrative expense increased by 102.1%, or $4.2 million, for the three months ended March 31, 2008, and 73.7%, or $6.4 million, for the six months ended March 31, 2008, compared to the same periods in 2007. Total salaries and related expenses increased by 73.5%, or $2.1 million, for the three months ended March 31, 2008, and 66.8%, or $3.4 million, for the six months ended March 31, 2008, compared to the same periods in 2007. These increases were primarily driven by increases in personnel count related to the growth of our business and the Gelco Acquisition. Depreciation, facilities, and overhead allocation expenses increased by 65.5%, or $0.6 million, for the three months ended March 31, 2008, and 77.0%, or $1.4 million, for the six months ended March 31, 2008, compared to the same periods in 2007. In addition, other expenses, which include license and tax expense, increased by 655.4%, or $1.1 million, for the three months ended March 31, 2008, and 138.6%, or $1.2 million, for the six months ended March 31, 2008, compared to the same periods in 2007. These increases were primarily driven by an adjustment of $0.9 million to record additional state and local taxes payable and the growth of our business and the Gelco Acquisition.

We expect the absolute dollar amount of general and administrative expenses to increase in 2008 compared to 2007 due to increases in personnel costs related to the Gelco Acquisition and growth of our business.

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

Interest Income, Interest Expense and Other

	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007	Change	2008	2007	Change
Other income (expense):
Interest income	$180	$213	(15.5%)	$430	$395	8.9%
Interest expense	(421)	(346)	21.7%	(853)	(713)	19.6%
Other, net	67	65	3.1%	(59)	94	(162.8%)

Total other expense, net	$(174)	$(68)	155.9%	$(482)	$(224)	115.2%

Interest Income, Interest Expense and Other. The increase in interest expense is due to debt financing we used to acquire Gelco and for the purchases of our outstanding common stock during the three and six months ended March 31, 2008. We record fluctuations in exchange rate gains and losses in Other.

Income Tax Expense

	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007	Change	2008	2007	Change
Income tax expense	$2,340	$1,855	26.1%	$4,515	$3,226	40.0%

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

Financial Condition

Our total assets increased by 11.2%, or $38.6 million, to $384.0 million at March 31, 2008, from $345.5 million at September 30, 2007. Our cash and cash equivalents decreased by 89.7%, or $151.4 million, to $17.5 million at March 31, 2008, from $168.8 million at September 30, 2007. Our cash and cash equivalent balance at September 30, 2007, included $144.9 million of proceeds from our equity offering of 5.4 million shares of Concur common stock, which we used to fund the Gelco Acquisition. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Our accounts receivable balances, net of allowances of $5.8 million and $2.8 million, were $40.3 million at March 31, 2008, and $31.5 million at September 30, 2007, representing an increase of 28.0%, or $8.8 million, this increase was primarily due to the Gelco Acquisition. Our property and equipment, net of accumulated depreciation, increased to $32.4 million at March 31, 2008, from $24.1 million at September 30, 2007.

Our total current liabilities increased by 69.0%, or $29.7 million, to $72.7 million at March 31, 2008, from $43.0 million at September 30, 2007. This increase was primarily due to $18.6 of customer funding liability, $6.6 million of the current portion of our deferred revenues and $3.5 million of acquisition related liabilities.

Our common stock and additional paid in capital decreased by 5.3%, or $23.7 million, to $421.6 million at March 31, 2008, from $445.3 million at September 30, 2007. The decrease reflects $30.9 million used to repurchase shares of our outstanding common stock, partially offset by proceeds received from the exercise of stock options under our stock-based compensation plans and the sale of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of March 31, 2008, consisted principally of cash and cash equivalents totaling $17.5 million. In addition, we have a revolving credit facility, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $17.8 million and $21.8 million for the three and six months ended March 31, 2008, compared to $10.8 million and $16.3 million for the same periods in 2007. These increases in cash provided by operating activities were primarily due higher net income for the three and six months ended March 31, 2008, compared to the same periods in 2007.

Our investing activities used $2.1 million and $168.3 million in the three and six months ended March 31, 2008, compared to $10.8 million and $13.3 million for the same periods in 2007. Investing activities for the three and six months ended March 31, 2008, included $0.9 million and $161.9 million in payments for the Gelco Acquisition and our acquisition of Outtask, Inc. Investing activities for the three and six months ended March 31, 2007, included $7.8 million of cash payments to the shareholders of Outtask, Inc. Purchases of property and equipment were $3.2 million and $5.7 million for the three and six months ended March 31, 2008. The change in customer funding liabilities resulted in a decrease in cash provided of $2.5 million for the six months ended March 31, 2008.

Our financing activities used $22.5 million and $4.9 million in the three and six months ended March 31, 2008, compared to our financing activities providing $2.8 million and $2.9 million for the same periods in 2007. Financing activities included $30.9 million in cash used for purchases of our common stock during the three and six months ended March 31, 2008. Proceeds from financing activities included $7.8 million and $23.2 million from our revolving credit facility, during the three and six months ended March 31, 2008, which we used to help fund the Gelco Acquisition and to repurchase our common stock. The exercise of stock options provided $0.6 million and $3.0 million for the three and six months ended March 31, 2008.

On June 1, 2007, we entered into a Credit Agreement (“Credit Agreement”) with a financial institution. The Credit Agreement provided for a revolving credit facility for up to $50 million and expired in June 2010, or such earlier date as provided in the Credit Agreement. At our option, the interest rate on the revolving credit facility is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. We had granted security interests in substantially all of our assets as collateral for the loans under the Credit Agreement. The Credit Agreement requires compliance with certain covenants, which limit among other things our ability to consummate a sale of assets, make changes in our capital structure and pay out dividends. As of September 30, 2007, we had an outstanding balance of $5.4 million.

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

As of March 31, 2008, and September 30, 2007, we were in compliance with all loan covenants under the terms of the Amended Credit Agreement and Credit Agreement.

Our Board of Directors has authorized a stock repurchase program (the “Repurchase Program) that expires in January 2009. During the three months ended March 31, 2008, we repurchased and retired 1.1 million shares of our outstanding common stock under the Repurchase Program. As of March 31, 2008, 1.5 million shares remained eligible for repurchase under the Repurchase Program. Repurchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices and repurchased shares will be retired. During the three and six months ended March 31, 2007, we repurchased and retired 0.1 million shares of our outstanding common stock under the Repurchase Program.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2008:

	Debt
Years ended September 30,	Revolving Credit Facility	Capital Leases	Operating Leases	Purchase Obligations
2008 (1)	$—	$840	$1,309	$738
2009	—	1,505	2,507	1,475
2010	—	1,129	2,492	356
2011	—	199	2,292	—
2012	28,579	—	2,171	—
2013 and thereafter	—	—	1,437	—

Total	$28,579	$3,673	$12,208	$2,569

(1)	The contractual obligations and commercial commitments for 2008 cover the six month period from April 1, 2008, through September 30, 2008.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; such estimates and judgments are periodically re-evaluated. Actual results may differ materially from these estimates under different assumptions, judgments or conditions.

The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those we deem most important to the portrayal of our financial condition and results of operations, including those that require the most difficult, subjective or complex judgments. Our critical accounting policies include business combinations, revenue recognition, allowances for accounts receivable, share-based compensation and income taxes.

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

Share-Based Compensation

Our share-based compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely primarily on four equity compensation plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, Share-based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three and six months ended March 31, 2008 and 2007, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-based Compensation, and compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internal-use software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Under the provisions of SFAS 123R, our Employee Stock Purchase Plan is deemed non-compensatory. See Note 10 to our financial statements for further detail, including the impact of the adoption of SFAS 123R to our income statements.

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

As of March 31, 2008, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not probable.

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

Our revolving credit facility bears interest at floating rates we select under the terms of the Amended Credit Agreement. As of March 31, 2008, we had $28.6 million in outstanding indebtedness under the Amended Credit Agreement. The revolving credit facility is not hedged with an interest rate swap. On an annual basis, a 100 basis point change in interest rates would result in a change of $0.3 million to annual interest expense, based upon net variable rate borrowings of $28.6 million.

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement had been preliminarily approved by the court. However, in December 2006, the court found that six focus cases could not be certified as class actions, but in April 2007 the court acknowledged that it might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in six focus cases in September 2007. In November 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. All matters in this lawsuit, including any settlement proposal, await further determination by the court. If a new complaint is filed against us, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

We completed our acquisition of Gelco in October 2007, so we have only a very limited operating history on which to base an evaluation of our combined business and prospects. Our future success will depend on many factors that are outside of our control, such as the following:

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

We may have difficulties integrating Gelco with our business operations, and the costs we incur may be high.

We may experience difficulties integrating the personnel, products, technologies and operations of Gelco with our own personnel, products, technologies and operations. Those difficulties include:

•	the need to manage more geographically-dispersed operations, such as Gelco’s operations in Minnesota and Virginia;

•	difficulty incorporating Gelco technologies into our operations infrastructure;

•	the difficulty of assimilating Gelco operations and personnel; and

•	the inability to maintain uniform standards, controls, procedures and policies across the larger organization.

If we are unable to address any of these risks successfully, our business could be harmed. Additionally, there is risk that we may incur additional expenses associated with an impairment of a portion of goodwill and other intangible assets due to changes in market conditions for acquisitions.

Because we depend on sales of a relatively small number of our solutions, decreases in demand for any of those solutions could substantially harm our results of operations.

We generated 93% of our total revenues for the six months ended March 31, 2008 from four solutions — Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of these solutions and our revenues would decline significantly if competing products achieve greater market acceptance, either because our competitors (some of which have substantially greater resources than we do) develop new offerings, or we do not keep up with technological advancements in services and software platforms, delivery models or product features. There can be no assurance that our solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

Our future performance and revenue growth will depend on the growth of our subscription services.

We anticipate that our future financial performance and revenue growth will depend upon the growth of our subscription services. Subscription revenues represented 95% of our total revenues for the six months ended March 31, 2008. We expect subscription revenues to represent a large majority of our total revenues for the foreseeable future and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our services. As a result, we have invested significantly in infrastructure, operations and strategic relationships to support on-demand subscription services, which represent a significant departure from traditional software delivery strategies.

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

Our consulting revenues are likely to continue to decline, which could negatively impact our results of operations.

Our consulting and other revenues represented 5% of total revenues for the six months ended March 31, 2008. We anticipate that consulting revenues will continue to decline. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system deployment and integration, planning, data conversion, training and documentation of procedures. Our consulting revenues will continue to decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

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

Because we depend upon strategic relationships with third parties, our revenues will decline if we do not sustain and develop these relationships.

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

We depend on our relationships with travel suppliers, so any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

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

If our customers have concerns over the scalability or security of our products, they might discontinue buying our solutions and our revenues will decline.

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

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented 13% of total revenues for fiscal 2007 and 11% of total revenues for the six months ended March 31, 2008. These international operations are subject to many difficulties and incremental costs, including:

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

Accounting principles generally accepted in the U.S. are subject to interpretation and change over time. A change in these principles or different interpretation of an existing principle could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, revenue recognition rules are complex and require significant interpretation by us. Changes in circumstances, interpretations, or accounting principles or guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” regarding our critical revenue recognition policies.

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

Many new laws, regulations and standards, notably those adopted by the SEC and the NASDAQ Stock Market in connection with the Sarbanes-Oxley Act of 2002, impose significant obligations on public companies such as ours. The new laws and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices and have created uncertainty for companies such as ours. These new laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our compliance with these reforms and enhanced new disclosures has resulted in and will likely continue to result in, higher general and administrative expenses and a significant diversion of management time and attention from revenue-generating or cost-reduction activities to compliance activities. If we are not able to prepare for and implement the reforms required by new laws, regulations and standards, our business, operating results and financial condition could be harmed. Further, these laws, regulations and standards may make it more difficult for us to attract and retain qualified members to serve on our board of directors and to attract and retain qualified executive officers, which could harm our business.

Our lengthy sales cycle could adversely affect our financial results.

Because of the high costs involved over a significant period of time, customers for our solutions typically commit significant resources to an evaluation of available alternatives and require us to expend substantial time, effort and money educating them about the value of our offerings. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements or due to other factors. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.

We may not successfully develop or introduce new products or enhancements to existing products, or successfully integrate the Gelco products and services with our offerings, as a result, we may lose existing customers or fail to attract new customers and our revenues may suffer.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction and customer acceptance of new and enhanced versions of our products and services and on our ability to integrate the products and services of Gelco into our existing and future products and services. Our business could be harmed if we fail to deliver enhancements to our current and future products and services that our customers desire, or fail to integrate Gelco’s products and services into our existing and future products. From time to time, we experience delays in the planned release dates of enhancements to our products and services and we have discovered errors in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain errors when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products and services, or customer claims, including, among other things, warranty claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing products and services on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including, without limitation, unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new products or services in the marketplace.

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

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement has been preliminarily approved by the court. However, in December 2006, the court found that six focus cases could not be certified as class actions, but in April 2007 the court acknowledged that it might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in six focus cases in September 2007. In November 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. All matters in this lawsuit, including any settlement proposal, await further determination by the court. If a new complaint is filed against us, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

Share repurchase

Our Board of Directors has authorized a stock repurchase program (the “Repurchase Program) that expires in January 2009. During the three months ended March 31, 2008, we repurchased and retired 1.1 million shares of our outstanding common stock under the Repurchase Program. As of March 31, 2008, 1.5 million shares remained eligible for repurchase under the Repurchase Program

A summary of the repurchase activity during the three months ended March 31, 2008, is as follows:

Period	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
January 1-31, 2008	—	$—	—	2,591,159
February 1-29, 2008	610,600	30.71	610,600	1,980,559
March 1-31, 2008	440,000	27.58	440,000	1,540,559

Total	1,050,600	$29.40	1,050,600

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: May 6, 2008

CONCUR TECHNOLOGIES, INC.

By	/s/ John F. Adair
John F. Adair
Chief Financial Officer