Form 10-Q
period 2008-06-30
CONCUR TECHNOLOGIES INC
filed 2008-08-06
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-25137

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

Number of shares of the registrant’s common stock outstanding as of July 29, 2008: 49,380,671

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2008

Concur®, Concur® Expense, Concur® Travel & Expense, Concur® Cliqbook Travel, Concur® Invoice, Concur® Connect, and Concur® ExpenseLink, among others, are registered trademarks and/or registered service marks of Concur or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Subscription	$53,240	$30,233	$150,615	$83,627
Consulting and other	1,689	3,037	7,329	9,733

Total revenues	54,929	33,270	157,944	93,360
Expenses:
Cost of operations	17,176	11,037	50,986	32,324
Sales and marketing	15,451	9,380	42,543	24,469
Systems development and programming	5,349	3,766	17,162	11,387
General and administrative	7,937	4,618	23,041	13,315
Amortization of intangible assets	1,542	774	4,655	2,382

Total expenses	47,455	29,575	138,387	83,877

Operating income	7,474	3,695	19,557	9,483
Other income (expense):
Interest income	154	239	584	634
Interest expense	(349)	(386)	(1,202)	(1,099)
Other, net	(111)	(3)	(170)	91

Total other expense, net	(306)	(150)	(788)	(374)

Income before income tax	7,168	3,545	18,769	9,109
Income tax expense	2,712	1,784	7,227	5,010

Net income	$4,456	$1,761	$11,542	$4,099

Net income per share:
Basic	$0.10	$0.05	$0.27	$0.11
Diluted	0.09	0.04	0.24	0.10
Weighted average shares used in computing net income per share:
Basic	43,136	37,912	43,554	37,159
Diluted	46,969	41,117	47,393	40,618

See notes to financial statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amounts)

	June 30, 2008	September 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,906	$168,835
Restricted cash	2,026	—
Accounts receivable, net of allowance of $5,908 and $2,766	38,584	31,460
Prepaid expenses	3,590	1,797
Current portion of deferred income taxes	9,023	2,657
Other current assets	9,817	8,448

Total current assets	82,946	213,197
Property and equipment, net	32,764	24,066
Intangible assets, net	40,650	10,604
Goodwill	177,366	57,128
Deferred income tax assets, net of current portion	35,221	28,264
Deposits and other long-term assets	14,447	12,223

Total assets	$383,394	$345,482

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,275	$4,193
Customer funding liabilities	21,948	—
Accrued compensation	11,783	11,492
Acquisition-related liabilities	3,034	700
Other accrued liabilities	6,829	4,655
Current portion of long-term debt	1,653	—
Current portion of deferred rent	403	399
Current portion of deferred revenues	29,455	21,560

Total current liabilities	78,380	42,999
Long-term debt, net of current portion	26,162	5,369
Deferred rent, net of current portion	2,203	2,428
Deferred revenues, net of current portion	11,529	10,326

Total liabilities	118,274	61,122

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	—	—
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	43	44
Authorized shares: 60,000
Shares issued and outstanding: 42,965 and 43,699
Additional paid-in capital	414,347	445,324
Accumulated deficit	(150,470)	(162,012)
Accumulated other comprehensive income	1,200	1,004

Total stockholders’ equity	265,120	284,360

Total liabilities and stockholders’ equity	$383,394	$345,482

See notes to financial statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Operating activities:
Net income	$4,456	$1,761	$11,542	$4,099
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,542	774	4,655	2,382
Depreciation	3,793	2,412	11,191	6,484
Allowance for uncollectible accounts receivable	108	149	1,840	935
Share-based compensation expense	2,603	1,694	5,961	3,991
Deferred income taxes	2,505	1,740	6,639	4,890
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	1,602	(3,683)	966	(3,452)
Prepaid expenses and other assets	(1,153)	(1,619)	(2,655)	(4,047)
Accounts payable	(78)	(582)	(522)	(551)
Accrued liabilities	2,025	4,285	(6,371)	4,884
Deferred revenues	1,967	1,901	7,900	5,526

Net cash provided by operating activities	19,370	8,832	41,146	25,141

Investing activities:
Net (increase) decrease in restricted cash balances	(1,125)	—	638	—
Net increase in customer funding liabilities	3,318	—	827	—
Purchases of property and equipment	(4,057)	(4,133)	(9,731)	(9,673)
Payments for acquisition, net of cash acquired	(1,292)	—	(163,142)	(7,750)

Net cash used in investing activities	(3,156)	(4,133)	(171,408)	(17,423)

Financing activities:
Net proceeds from share-based award activity	2,584	1,901	5,609	7,413
Proceeds from employee stock purchase plan activity	263	197	846	616
Payments on repurchase of common stock	(12,875)	—	(43,763)	(1,853)
Net (repayments) proceeds from borrowings	(4,021)	11,369	19,189	11,369
Repayments on borrowings and capital leases	(416)	(15,620)	(1,247)	(16,832)

Net cash (used in) provided by financing activities	(14,465)	(2,153)	(19,366)	713

Effect of foreign currency exchange rate changes on cash and cash equivalents	687	187	699	420

Net increase (decrease) in cash and cash equivalents	2,436	2,733	(148,929)	8,851
Cash and cash equivalents at beginning of period	17,470	22,452	168,835	16,334

Cash and cash equivalents at end of period	$19,906	$25,185	$19,906	$25,185

Supplemental cash flow information:
Cash paid for interest	$460	$630	$809	$988
Income tax payments, net	506	115	630	197

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

•

Concur® Invoice, our solution that automates, simplifies and reduces the costs of entering, approving and managing the payment of vendor invoices. We believe the long-term opportunity of this solution is comparable to that of our core travel and expense management solution.

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

Gelco Acquisition

On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. and its subsidiaries, including Gelco Information Network, Inc. (collectively, “Gelco”), pursuant to the Agreement and Plan of Merger, dated July 27, 2007, between Concur and H-G Holdings, Inc. (“Merger Agreement”). Gelco’s suite of solutions included ExpenseLink and Travel Manager. Gelco provided a flexible on-demand expense management solution that enabled organizations to control costs by gaining processing efficiencies, capturing spending data for analysis and ensuring policy compliance. Gelco offered different levels of outsourcing and is capable of providing a full range of services to streamline the expense management process, including: expense data capture, multi-currency reimbursement, card payment processing, reporting and analysis, receipt imaging and management, and auditing. In addition, Gelco’s ExpenseLink offered customer payment processing services and enhanced auditing and analytics features that are complementary to our offerings. We refer to this acquisition as the “Gelco Acquisition.”

Basis of Presentation

These accompanying financial statements present our results of operations, financial position and cash flows on a consolidated basis. These unaudited financial statements include the accounts of Concur and its subsidiaries. We have eliminated all intercompany accounts and transactions in these financial statements.

During the nine months ended June 30, 2008, we determined that an adjustment was needed to record additional state and local taxes payable. As a result we recorded a charge of $874 to general and administrative expense during the three months ended March 31, 2008. We believe the adjustment was not material to the current or any earlier reported period.

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

Note 2. Accounting Estimates, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

We prepared these financial statements in conformity with GAAP, which requires us to make estimates and assumptions affecting the amounts reported in our financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include the determination of certain provisions, including sales allowances, allowances for uncollectible accounts receivable, product warranties, estimating useful lives of property and equipment, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business combinations, deferring certain revenues and costs, estimating expected lives of customer relationships, valuing of share-based compensation and estimating tax valuation allowances.

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

The adoption of FIN 48 had no material impact on our financial statements. As of June 30, 2008, there were no material unrecognized tax benefits. We classify interest and penalties associated with tax matters as Other Expense rather than Income Tax Expense. No material interest or penalties were recognized during the three and nine months ended June 30, 2008. Tax years that remain open for examination include 2004, 2005 and 2006. In addition, tax years from 1994 to 2002 may be subject to examination in the event we utilize our net operating loss carryforwards from those years in our current or future year tax returns. We do not expect to have any significant changes to unrecognized tax benefits over the next 12 months.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS 157 in the first quarter of 2009; FSP 157-2 delays the effective date for certain items to the first quarter of 2010 We are evaluating the impact of adopting SFAS 157 on our financial statements.

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

Business Combinations and Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS 141R in the first quarter of 2010. We will apply the provisions of SFAS 141R when applicable.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income	$4,456	$1,761	$11,542	$4,099
Weighted average number of shares outstanding:
Basic	43,136	37,912	43,554	37,159
Dilutive effect of share-based award plans (1)	3,833	3,205	3,839	3,459

Diluted	46,969	41,117	47,393	40,618

Net income per share available to common stockholders:
Basic	$0.10	$0.05	$0.27	$0.11
Diluted	0.09	0.04	0.24	0.10

(1)	For the three and nine months ended June 30, 2008, we did not exclude any options to purchase Concur common stock from the calculations of diluted earnings per share. For the three and nine months ended June 30, 2007, we excluded 0.4 million options to purchase Concur common stock from the calculations of diluted earnings per share. We excluded these options because the exercise price for those options was above the average market price of our stock and including these options in the diluted earning per share calculation would have had an anti-dilutive effect.

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

We made cash payments of $1.0 million and $162.4 million related to the Gelco Acquisition for the three and nine months ended June 30, 2008. This included merger consideration of $130.1 million and assumed liabilities and acquisition-related transaction costs of $35.8 million, net of $3.5 million of cash acquired for the nine months ended June 30, 2008. As of June 30, 2008, acquisition-related transaction costs and assumed liabilities of $3.0 million remained on our balance sheet for the Gelco Acquisition.

During the three and nine months ended June 30, 2008, we made cash payments totaling $0.3 million and $0.7 million related to our 2006 acquisition of Outtask. As of June 30, 2008, we did not have any acquisition-related liabilities remaining on our balance sheet for the acquisition of Outtask.

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

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for Concur and Gelco, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The unaudited pro forma financial information combines the results of Concur and Gelco for the three and nine months ended June 30, 2007. The following table presents the pro forma financial information for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented:

Pro Forma Results	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
Revenues	$46,220	$131,851
Net income (loss)	820	(1,425)
Net income (loss) per share	$0.02	$(0.03)

During the nine months ended June 30, 2007, Gelco incurred legal fees and settlement costs for $4.3 million to settle all claims associated with a lawsuit with a former stockholder.

Note 5. Property and Equipment

Our property and equipment consisted of the following:

Property and Equipment	June 30, 2008	September 30, 2007
Land and building	$5,434	$—
Computer hardware	15,405	11,309
Computer software	34,598	27,982
Furniture and equipment	1,249	1,224
Leasehold improvements	5,018	4,935

Property and equipment, gross	61,704	45,450
Less: accumulated depreciation	(28,940)	(21,384)

Property and equipment, net	$32,764	$24,066

On October 1, 2007, the Gelco Acquisition contributed the following property and equipment:

Property and Equipment	October 1, 2007
Land and building	$5,350
Computer hardware	3,934
Computer software	628
Furniture and equipment	59

Total property and equipment	$9,971

Note 6. Intangible Assets

Our intangible assets arise from our business acquisitions. The following table presents our intangible assets as of June 30, 2008, and September 30, 2007:

Intangible assets	June 30, 2008	September 30, 2007
Gross carrying amount	$48,600	$19,600
Accumulated amortization	(7,950)	(8,996)

Intangible asset, net	$40,650	$10,604

The following table presents the components of our intangible assets as of June 30, 2008:

Description	Fair Value	Accumulated Amortization	Net Book Value as of June 30, 2008	Weighted Average Useful Life (in years)
Trade name and trademarks	$200	$200	$—	1.0
Technology	12,700	3,875	8,825	4.8
Non-compete agreements	500	312	188	2.0
Customer relationships	35,200	3,563	31,637	11.0

Total	$48,600	$7,950	$40,650

For the three and nine months ended June 30, 2008, we recorded amortization expense of $1.5 million and $4.7 million in our income statements, and $0.8 million and $2.4 million for the three and nine months ended June 30, 2007.

Estimated amortization expense for the remaining estimated useful life of the acquired assets is as follows as of June 30, 2008:

Years ending September 30,	Amortization of Intangible Assets
2008 (July 1, 2008, through September 30, 2008)	$1,541
2009	6,165
2010	5,933
2011	5,588
2012	3,445
Thereafter	17,978

Total	$40,650

Note 7. Debt

The following table presents the components of our debt outstanding as of June 30, 2008, and September 30, 2007:

	June 30, 2008			September 30, 2007
Debt	Current	Long-term	Total	Current	Long-term	Total
Capital leases	$1,653	$1,603	$3,256	$—	$—	$—
Revolving credit facility	—	24,559	24,559	—	5,369	5,369

Total debt	$1,653	$26,162	$27,815	$—	$5,369	$5,369

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

As of June 30, 2008, and September 30, 2007, we were in compliance with all loan covenants under the terms of each of the Credit Agreement and Amended Credit Agreement. As of June 30, 2008, we had outstanding borrowings of $24.6 million under the revolving credit facility at a weighted average interest rate of 4.4%.

Note 8. Share Repurchase Program

Our Board of Directors has authorized a stock repurchase program (the “Repurchase Program) that expires in January 2009. During the nine months ended June 30, 2008, we repurchased and retired 1.4 million shares of our outstanding common stock for a total cost of $43.8 million under the Repurchase Program. As of June 30, 2008, 1.2 million shares remained eligible for repurchase under the Repurchase Program.

Note 9. Commitments

The following table summarizes our future minimum commitments under non-cancelable contracts at June 30, 2008, and the effects such obligations are expected to have on cash flows in future periods:

Years ended September 30,	Operating Leases	Purchase Obligations
2008 (July 1, 2008, through September 30, 2008)	$690	$369
2009	2,610	1,475
2010	2,491	356
2011	2,268	—
2012	2,179	—
2013 and thereafter	1,436	—

Total	$11,674	$2,200

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. As of June 30, 2008, we also leased office space in the United States in the states of California, Georgia, Illinois, Minnesota, New Jersey, Texas and Virginia, and internationally in the countries of Australia, Belgium, Canada, the Czech Republic, France, Germany and the United Kingdom.

Purchase Obligations

We have future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription service offerings.

Note 10. Income Taxes

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

The adoption of FIN 48 had no material impact on our financial statements. As of June 30, 2008, there were no unrecognized tax benefits. We classify interest and penalties associated with tax matters as Other Expense rather than income Tax Expense. No material interest or penalties were recognized during the three and nine months ended June 30, 2008. Tax years that remain open for examination include 2004, 2005 and 2006. In addition, tax years from 1994 to 2002 may be subject to examination in the event we utilize the net operating loss carryforwards from those years in our current or future year tax returns. We do not expect to have any significant changes to unrecognized tax benefits over the next 12 months.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, ongoing, prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Because of the expected increase in earnings from the Gelco Acquisition, we were able to release $20.0 million in valuation allowance as of June 30, 2008. This resulted in a decrease in goodwill by a corresponding amount. Our effective tax rate differs from the U.S. statutory rate primarily due to the deferred tax valuation allowance on our foreign subsidiaries. Our effective tax rate is also affected by share-based compensation and other non-deductible expenses.

As of June 30, 2008, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Note 11. Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”). As of June 30, 2008, we had 2.4 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our Employee Stock Purchase Plan.

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

We have calculated an additional paid in capital (“APIC”) pool pursuant to the provisions of SFAS 123R. The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our income statements. For the three and nine months ended June 30, 2008 and 2007, we did not record any tax deficiencies against the APIC pool. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive income per share.

The following table presents our share-based compensation expense resulting from equity awards that we recorded in our income statements for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Cost of operations	$487	$370	$1,171	$1,020
Sales and marketing	1,044	532	2,340	1,140
Systems development and programming	303	300	757	648
General and administrative	769	492	1,693	1,183

Total	$2,603	$1,694	$5,961	$3,991

Net cash proceeds from the exercise of stock options were $2.6 million and $5.6 million for the three and nine months ended June 30, 2008, and $1.9 million and $7.4 million for the three and nine months ended June 30, 2007. For the three and nine months ended June 30, 2008 and 2007, we did not realize any income tax benefit from stock option exercises. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table presents our stock option activity for the nine months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2007	5,109	$7.73
Exercised	(658)	8.53
Forfeited or expired	(48)	11.65

Outstanding as of June 30, 2008	4,403	7.57	4.47	$112,984

Exercisable as of June 30, 2008	3,972	$7.01	4.16	$104,133

During the three and nine months ended June 30, 2008 and 2007, we did not grant any stock option awards. The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between our closing stock price on June 30, 2008, and the weighted average exercise price of the outstanding options, multiplied by the number of shares subject to the outstanding options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. Changes in the intrinsic value are based on fluctuations in the fair market value of our common stock. For the nine months ended June 30, 2008, the total intrinsic value of options exercised was $18.0 million.

The following table presents a summary of RSU awards for the nine months ended June 30, 2008:

	Shares	Weighted Average Fair Value
Outstanding as of September 30, 2007	284	$17.86
Granted	564	30.50
Vested and released	(1)	19.18
Cancelled	(13)	18.44

Outstanding as of June 30, 2008	836	$26.35

As of June 30, 2008, we expect $14.1 million of total unrecognized compensation costs related to non-vested stock options and RSUs to be recognized over a weighted average period of 1.4 years. For the nine months ended June 30, 2008, the total fair value of options and RSUs vested was $2.1 million, compared to $3.5 million for the nine months ended June 30, 2007.

Note 12. Comprehensive Income

The following table presents the components of our comprehensive income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income	$4,456	$1,761	$11,542	$4,099
Other comprehensive income:
Foreign currency translation gain	340	172	196	402

Total comprehensive income	$4,796	$1,933	$11,738	$4,501

Note 13. Segment Reporting

We operate in and report on one segment, which is on-demand Employee Spend Management Solutions based upon the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We market our services and products primarily in the United States and operate in a single industry segment. For the three and nine months ended June 30, 2008 and 2007, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
United States	$49,654	$28,727	$141,454	$81,553
Europe	2,771	3,157	9,380	8,154
Other	2,504	1,386	7,110	3,653

Total revenues	$54,929	$33,270	$157,944	$93,360

Note 14. Customer Funding Liabilities

We make payments on the behalf of our customers for the funding on employee expense reimbursements from amounts held in cash and equivalents on our balance sheet. We record our obligation to make these employee expense reimbursement payments on behalf of our customers as customer funding liabilities. As of June 30, 2008, we had $21.9 million in customer funding liabilities. Some of our customers require that we maintain restricted bank accounts for the funding of employee expense reimbursements that we will make on their behalf. Amounts held in these accounts are recorded as restricted cash.

Note 15. Contingencies

Litigation

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement had been preliminarily approved by the court. However, in December 2006, the court found that nine focus cases could not be certified as class actions, but in April 2007 the court acknowledged that it might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in nine focus cases in September 2007. In November 2007, defendants in the nine focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. All matters in this lawsuit, including any settlement proposal, await further determination by the court. If a new complaint is filed against us, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

Note 16. Subsequent Events

On July 10, 2008, our Board of Directors extended our existing stock repurchase program (the “Repurchase Program”) for an additional two year period expiring in January 2011, and increased the number of shares eligible for repurchase by an additional 3.0 million shares. Repurchases under the Repurchase Program may be made from time to time in the open market based on market conditions.

On July 29, 2008, we announced that we entered into a strategic alliance with American Express that will expand our market presence and broaden our distribution capacity. Through this marketing partnership, American Express will exclusively promote Concur® Expense to its corporate clients and prospects, globally. American Express has also purchased 6.4 million shares of newly issued Concur common stock, representing 13% post issuance of the currently outstanding common equity voting interest in Concur, at a price per share of $39.27, for $251 million in cash. American Express also received a warrant in connection with its stock purchase, under which American Express has the right to purchase an additional 1.28 million shares of our common stock at any time during the next two years, at $39.27 per share.

On July 30, 2008, we repaid all outstanding amounts under our Amended Credit Agreement.

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

Overview

We are a leading provider of on-demand Employee Spend Management services. Our integrated travel and expense software solutions enable organizations to control costs by automating the processes used to manage employee spending. Our solutions unite online travel procurement with automated expense reporting, streamline corporate event management, and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our unified approach to managing these processes provides our customers with visibility into their employee spending, which helps them analyze trends, influence budget decisions, improve forecasting, and monitor and enforce compliance with their corporate policies and external regulations, such as the Sarbanes-Oxley Act of 2002.

On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. and its subsidiaries, including Gelco Information Network, Inc. (collectively, “Gelco”), pursuant to the Agreement and Plan of Merger, dated July 27, 2007, between Concur and H-G Holdings, Inc. (“Merger Agreement”). Gelco’s suite of solutions included ExpenseLink and Travel Manager. Gelco provided a flexible on-demand expense management solution that enabled organizations to control costs by gaining processing efficiencies, capturing spending data for analysis and ensuring policy compliance. Gelco offered different levels of outsourcing and is capable of providing a full range of services to streamline the expense management process, including: expense data capture, multi-currency reimbursement, card payment processing, reporting and analysis, receipt imaging and management, and auditing. In addition, Gelco’s ExpenseLink offered customer payment processing services and enhanced auditing and analytics features that are complimentary to our offerings. We refer to this acquisition as the “Gelco Acquisition.”

We generate our revenues predominantly from the delivery of subscription services, and to a much lesser degree from consulting services and other services (which includes the sale of software licenses). Subscription revenues as a percentage of total revenues increased to 96.9% and 95.4% for the three and nine months ended June 30, 2008, compared to 90.9% and 89.6% for the same periods in 2007. This reflects the market’s continued shift toward the purchase of our services as subscription services rather than software licenses. Our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer.

Our strategic focus in 2008 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in 2008 compared to 2007, on both an absolute basis and as a percentage of total revenues, due to anticipated growth in demand as well as the Gelco Acquisition. We expect our sales and marketing expenses to increase on both an absolute basis and as a percentage of revenues in 2008 compared to 2007, primarily reflecting our continued emphasis on growing our global sales and marketing personnel to support expected demand and the creation of additional awareness in our target market.

We operate in and report on one segment, which is on-demand Employee Spend Management Solutions.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

Selected Financial Data

The following table presents financial data derived from our unaudited income statements as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Subscription	96.9%	90.9%	95.4%	89.6%
Consulting and other	3.1	9.1	4.6	10.4

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Cost of operations	31.3	33.2	32.3	34.6
Sales and marketing	28.2	28.2	26.9	26.2
Systems development and programming	9.7	11.3	10.9	12.2
General and administrative	14.4	13.9	14.6	14.3
Amortization of intangible assets	2.8	2.3	2.9	2.6

Total expenses	86.4	88.9	87.6	89.9

Operating income	13.6	11.1	12.4	10.1
Other income (expense):
Interest income	0.2	0.7	0.4	0.7
Interest expense	(0.6)	(1.2)	(0.8)	(1.2)
Other, net	(0.2)	0.0	(0.1)	0.1

Total other expense, net	(0.6)	(0.5)	(0.5)	(0.4)

Income before income tax	13.0	10.6	11.9	9.7
Income tax expense	4.9	5.4	4.6	5.4

Net income	8.1%	5.2%	7.3%	4.3%

Results of Operations

Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Subscription	$53,240	$30,233	76.1%	$150,615	$83,627	80.1%
Consulting and other	1,689	3,037	(44.4%)	7,329	9,733	(24.7%)

Total revenues	$54,929	$33,270	65.1%	$157,944	$93,360	69.2%

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%
United States	$49,654	90.4%	$28,727	86.3%	$141,454	89.6%	$81,553	87.4%
Europe	2,771	5.0%	3,157	9.5%	9,380	5.9%	8,154	8.7%
Other	2,504	4.6%	1,386	4.2%	7,110	4.5%	3,653	3.9%

Total revenues	$54,929	100.0%	$33,270	100.0%	$157,944	100.0%	$93,360	100.0%

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

Subscription revenues increased 76.1%, or $23.0 million, for the three months ended June 30, 2008, and 80.1%, or $67.0 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. The increase was primarily due to the increased number of customers, as a result of the Gelco Acquisition and reflecting new customers for our subscription services. The growth in customers reflects increased market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management Solutions and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

We expect subscription revenues to grow in 2008, on an absolute basis and as a percentage of total revenues, as a result of the growing demand for our subscription service offerings as well as our planned increase in spending on global sales and marketing.

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

Consulting and other revenues decreased primarily reflecting a decrease in consulting services as a result of fewer upgrades and enhancements for existing license customers as virtually all of our new customers utilize our subscription services and a growing number of our historic license customers transition to our subscription services.

We anticipate that consulting and other revenues in 2008 will be lower overall compared to 2007 in absolute dollars and as a percentage of revenues, primarily as a result of fewer existing customers upgrading their on-premise license software and the market’s continued shift in demand from licensed to subscription services.

International Revenues. Revenues from customers outside the United States represented 10% of total revenues for the three and nine months ended June 30, 2008. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the investment in our global distribution and the increased awareness of our products in the international markets.

Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Cost of operations	$17,176	$11,037	55.6%	$50,986	$32,324	57.7%
Sales and marketing	15,451	9,380	64.7%	42,543	24,469	73.9%
Systems development and programming	5,349	3,766	42.0%	17,162	11,387	50.7%
General and administrative	7,937	4,618	71.9%	23,041	13,315	73.0%
Amortization of intangible assets	1,542	774	99.2%	4,655	2,382	95.4%

Total operating expenses	$47,455	$29,575	60.5%	$138,387	$83,877	65.0%

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

Cost of operations expenses as a percentage of total revenues decreased to 31.3% and 32.3% for the three and nine months ended June 30, 2008, compared to 33.2% and 34.6% for the same periods in 2007. Cost of operations expenses increased by 55.6%, or $6.1 million, for the three months ended June 30, 2008, and 57.7%, or $18.7 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. These increases are primarily attributable to the Gelco Acquisition on October 1, 2007. Total salaries and related expenses increased 41.2%, or $2.7 million, for the three months ended June 30, 2008, and 45.1%, or $8.8 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. This increase was primarily due to the Gelco Acquisition and an increase in personnel count. Co-location and related telecommunications costs increased by 73.9%, or $0.5 million, for the three months ended June 30, 2008, and 108.1%, or $2.2 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. This increase was primarily due to the organic growth in our subscription business and the Gelco Acquisition. Depreciation, facilities and overhead allocation expenses increased by 109.7%, or $1.2 million, for the three months ended June 30, 2008, and 129.6%, or $3.7 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. This increase was primarily due to the Gelco Acquisition. In addition, equipment and software expenses increased by 327.3%, or $1.2 million, for the three months ended June 30, 2008, and 261.8%, or $3.1 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. This increase was primarily due to the Gelco Acquisition.

We expect cost of operations expenses as a percentage of total revenues to continue to trend down as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars as we continue to expand our capacity to deploy and support additional new customers.

Sales and Marketing. Sales and marketing expenses consist of salaries and related expenses (including sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel and, to a lesser extent, miscellaneous sales and marketing costs, such as advertising, trade shows and other promotional activities.

Sales and marketing expenses as a percentage of total revenues remained unchanged at 28.2% for the three months ended June 30, 2008, compared to same period in 2007. Sales and marketing expenses as a percentage of total revenues increased to 26.9% for the nine months ended June 30, 2008, compared to 26.2% for the same period in 2007. Sales and marketing expenses increased by

64.7%, or $6.1 million, for the three months ended June 30, 2008, and 73.9%, or $18.1 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. This is primarily attributable to an increase in sales personnel and marketing programs, as well as the Gelco Acquisition. Total salaries and related expenses increased by 69.9%, or $4.5 million, for the three months ended June 30, 2008, and 66.1%, or $12.0 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. Initial costs that we incur in connection with our subscription services increased by 91.8%, or $0.9 million, for the three months ended June 30, 2008, and 130.0%, or $2.6 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. In addition, costs for professional fees increased by 9.8%, or $0.1 million, for the three months ended June 30, 2008, and 91.2%, or $2.2 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. These increases were primarily attributable to an increase in marketing programs and the Gelco Acquisition.

We expect total sales and marketing expenses as a percentage of revenue and in absolute dollars to increase in 2008 compared to 2007, driven primarily by an increase in sales personnel and marketing programs. These increases reflect a key part of our strategic focus in 2008, which is to ensure that we expand our global sales and marketing efforts to support expected demand and to create additional awareness in our target markets.

Systems Development and Programming Costs. Systems development and programming costs consist of salaries and related expenses and allocated overhead costs associated with employees and contractors engaged in software engineering, program management and quality assurance.

Systems development and programming costs decreased as a percentage of total revenues to 9.7% and 10.9% for the three and nine months ended June 30, 2008, compared to 11.3% and 12.2% for the same periods in 2007. Systems development and programming costs increased 42.0%, or $1.6 million, for the three months ended June 30, 2008, and 50.7%, or $5.8 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. This increase was primarily due to the Gelco Acquisition. Salaries and related expenses increased by 43.9%, or $1.0 million, for the three months ended June 30, 2008, and 57.8%, or $4.2 million, for the nine months ended June 30, 2008, compared to the same periods in 2007 due to additional headcount and the Gelco Acquisition. Depreciation, facilities and overhead allocation expense increased by 47.7%, or $0.7 million, for the three months ended June 30, 2008, and 46.3%, or $1.8 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. This increase was primarily due to the Gelco Acquisition.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs for corporate software developed or obtained for internal use and amortize it over its useful life. Capitalized internal-use software costs, net of amortization, increased $1.9 million, from $12.5 million at September 30, 2007, to $14.4 million at June 30, 2008.

We anticipate that recognized systems development and programming costs will increase in absolute dollars in 2008 compared to 2007 as we continue to increase our investment in product innovation and enhancement.

General and Administrative. General and administrative expenses consist of salaries and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal, information technology and facilities, and, to a lesser extent, miscellaneous costs, such as professional fees and public company regulatory compliance costs.

General and administrative expenses as a percentage of total revenues increased to 14.4% and 14.6% for the three and nine months ended June 30, 2008, compared to 13.9% and 14.3% for same periods in 2007. General and administrative expense increased by 71.9%, or $3.3 million, for the three months ended June 30, 2008, and 73.0%, or $9.7 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. Total salaries and related expenses increased by 75.4%, or $2.2 million, for the three months ended June 30, 2008, and 69.9%, or $5.6 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. These increases were primarily driven by increases in personnel count related to the growth of our business and the Gelco Acquisition. Depreciation, facilities, and overhead allocation expenses increased by 75.4%, or $0.7 million, for the three months ended June 30, 2008, and 76.4%, or $2.1 million, for the nine months ended June 30, 2008, compared to the same periods in 2007. In addition, license and tax expense increased by 424.4%, or $0.3 million, for the three months ended June 30, 2008, and 494.7%, or $1.3 million, for the nine months ended June 30, 2008. These increases were primarily driven by an adjustment of $0.9 million during the second quarter of 2008 to record additional state and local taxes payable and the growth of our business and the Gelco Acquisition.

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

Interest Income, Interest Expense and Other

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Interest income	$154	$239	(35.6%)	$584	$634	(7.9%)
Interest expense	(349)	(386)	(9.6%)	(1,202)	(1,099)	9.4%
Other, net	(111)	(3)	3,600.0%	(170)	91	(286.8%)

Total other expense, net	$(306)	$(150)	104.0%	$(788)	$(374)	110.7%

Interest Income, Interest Expense and Other. Interest income decreased for the three and nine months ended June 30, 2008, compared to the same periods in 2007, which reflects lower short term interest rates and lower levels of interest-earning cash and cash equivalent investments. We record realized gains and losses on fluctuations in exchange rates in the Other Income (expense) section of the income statement.

Income Tax Expense

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Income tax expense	$2,712	$1,784	52.0%	$7,227	$5,010	44.3%
Effective tax rate	37.8%	50.3%		38.5%	55.0%

The decrease in the effective tax rate from 2007 to 2008 was primarily due to a revised transfer pricing study, completed during the fourth quarter of 2007 and used through out 2008, that moved additional income to foreign jurisdictions on which a full valuation allowance is maintained. We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

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

Financial Condition

Our total assets increased by 11.0%, or $37.9 million, to $383.4 million at June 30, 2008, from $345.5 million at September 30, 2007. Our cash and cash equivalents decreased by 88.2%, or $148.9 million, to $19.9 million at June 30, 2008, from $168.8 million at September 30, 2007. Our cash and cash equivalent balance at September 30, 2007, included $144.9 million of proceeds from our equity offering of 5.4 million shares of Concur common stock, which we used to fund the Gelco Acquisition. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Our accounts receivable balances, net of allowances of $5.9 million and $2.8 million, were $38.6 million at June 30, 2008, and $31.5 million at September 30, 2007, representing an increase of 22.6%, or $7.1 million, this increase was primarily due to the Gelco Acquisition. Our property and equipment, net of accumulated depreciation, increased to $32.8 million at June 30, 2008, from $24.1 million at September 30, 2007.

Our total current liabilities increased by 82.3%, or $35.4 million, to $78.4 million at June 30, 2008, from $43.0 million at September 30, 2007. This increase was primarily due to $21.9 million of customer funding liability, $7.9 million of the current portion of our deferred revenues and $2.3 million of acquisition related liabilities.

Our common stock and additional paid in capital decreased by 7.0%, or $31.0 million, to $414.3 million at June 30, 2008, from $445.3 million at September 30, 2007. The decrease reflects $43.8 million used to repurchase shares of our outstanding common stock, partially offset by the net proceeds received from borrowings under our revolving credit facility, the exercise of stock options under our stock-based compensation plans, and the sale of stock under our employee stock purchase plan.

Liquidity and Capital Resources

On July 29, 2008, we announced that we entered into a strategic alliance with American Express that will expand our market presence and broaden our distribution capacity. Through this marketing partnership, American Express will exclusively promote Concur® Expense to its corporate clients and prospects, globally. American Express has also purchased 6.4 million shares of newly issued Concur common stock, representing 13% post issuance of the currently outstanding common equity voting interest in Concur, at a price per share of $39.27, for $251 million in cash. American Express also received a warrant in connection with its stock purchase, under which American Express has the right to purchase an additional 1.28 million shares of our common stock at any time during the next two years, at $39.27 per share.

Our available sources of liquidity as of June 30, 2008, consisted principally of cash and cash equivalents totaling $19.9 million. In addition, we have a revolving credit facility, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $19.4 million and $41.1 million for the three and nine months ended June 30, 2008, compared to $8.8 million and $25.1 million for the same periods in 2007. The increase in cash provided by operating activities was primarily due to higher net income and an increase in cash flows from operating income for the three and nine months ended June 30, 2008, compared to the same periods in 2007, which was primarily due to the Gelco Acquisition.

Our investing activities used $3.2 million and $171.4 million in the three and nine months ended June 30, 2008, compared to $4.1 million and $17.4 million for the same periods in 2007. Investing activities for the three and nine months ended June 30, 2008, included $1.3 million and $163.1 million in payments for the Gelco Acquisition and our acquisition of Outtask, Inc. Purchases of property and equipment were $4.1 million and $9.7 million for the three and nine months ended June 30, 2008. The change in customer funding liabilities resulted in an increase in cash provided of $3.3 million and $0.8 million for the three and nine months ended June 30, 2008.

Our financing activities used $14.5 million and $19.4 million in the three and nine months ended June 30, 2008. Our financing activities used $2.2 million for the three months ended June 30, 2007, and provided $0.7 million for the nine months ended June 30, 2007. Financing activities included $12.9 million and $43.8 million in cash used for repurchases of our common stock during the three and nine months ended June 30, 2008. In addition, financing activities included repayments of $4.0 million on our Amended Credit Agreement during the three months ended June 30, 2008. Proceeds from financing activities included borrowings of $19.2 million from our Amended Credit Agreement, during the nine months ended June 30, 2008, which we used to help fund the Gelco Acquisition and to repurchase our common stock. The exercise of stock options provided $2.6 million and $5.6 million for the three and nine months ended June 30, 2008, compared to $1.9 million and $7.4 million for the three and nine months ended June 30, 2007.

On June 1, 2007, we entered into a Credit Agreement (“Credit Agreement”) with a financial institution. The Credit Agreement provided for a revolving credit facility for up to $50 million and expired in June 2010, or such earlier date as provided in the Credit Agreement. At our option, the interest rate on the revolving credit facility is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. We had granted security interests in substantially all of our assets as collateral for the loans under the Credit Agreement. The Credit Agreement requires compliance with certain covenants, which limit among other things our ability to consummate a sale of assets, make changes in our capital structure and pay out dividends. As of September 30, 2007, we had an outstanding balance of $5.4 million and we were in compliance with all loan covenants under the terms of the Credit Agreement.

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

As of June 30, 2008, and September 30, 2007, we were in compliance with all loan covenants under the terms of the Credit Agreement and Amended Credit Agreement. As of June 30, 2008, we had outstanding borrowings of $24.6 million under the revolving credit facility at a weighted average interest rate of 4.4%.

Our Board of Directors has authorized a stock repurchase program (the “Repurchase Program) that expires in January 2009. During the nine months ended June 30, 2008, we repurchased and retired 1.4 million shares of our outstanding common stock under the Repurchase Program. As of June 30, 2008, 1.2 million shares remained eligible for repurchase under the Repurchase Program. Repurchases under the stock repurchase program may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices and repurchased shares will be retired. During the nine months ended June 30, 2007, we repurchased and retired 0.1 million shares of our outstanding common stock under the Repurchase Program.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2008:

	Debt
Years ended September 30,	Revolving Credit Facility	Capital Leases	Operating Leases	Purchase Obligations
2008 (July 1, 2008, through September 30, 2008)	$—	$424	$690	$369
2009	—	1,504	2,610	1,475
2010	—	1,129	2,491	356
2011	—	199	2,268	—
2012	24,559	—	2,179	—
2013 and thereafter	—	—	1,436	—

Total	$24,559	$3,256	$11,674	$2,200

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

Share-Based Compensation

Our equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely primarily on four equity compensation plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, Share-based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three and nine months ended June 30, 2008 and 2007, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-based Compensation, and compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internal-use software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Under the provisions of SFAS 123R, our Employee Stock Purchase Plan is deemed non-compensatory. See Note 11 to our financial statements for further detail, including the impact of the adoption of SFAS 123R to our income statements.

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

As of June 30, 2008, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not probable.

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

Our revolving credit facility bears interest at floating rates we select under the terms of the Amended Credit Agreement. As of June 30, 2008, we had $24.6 million in outstanding indebtedness under the Amended Credit Agreement. The revolving credit facility is not hedged with an interest rate swap. On an annual basis, a 100 basis point change in interest rates would result in a change of $0.2 million to annual interest expense, based upon net variable rate borrowings of $24.6 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement had been preliminarily approved by the court. However, in December 2006, the court found that nine focus cases could not be certified as class actions, but in April 2007 the court acknowledged that it might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in nine focus cases in September 2007. In November 2007, defendants in the nine focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. All matters in this lawsuit, including any settlement proposal, await further determination by the court. If a new complaint is filed against us, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

ITEM 1A.	RISK FACTORS

We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, investors should pay particular attention to the risks and uncertainties described below and in other sections of this report and in our subsequent filings with the SEC.

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

We generated 94% of our total revenues for the nine months ended June 30, 2008 from four solutions — Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of these solutions and our revenues would decline significantly if competing products achieve greater market acceptance, either because our competitors (some of which have substantially greater resources than we do) develop new offerings, or we do not keep up with technological advancements in services and software platforms, delivery models or product features. There can be no assurance that our solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of such solutions in the future.

Our future performance and revenue growth will depend on the growth of our subscription services.

We anticipate that our future financial performance and revenue growth will depend upon the growth of our subscription services. Subscription revenues represented over 95% of our total revenues for the nine months ended June 30, 2008. We expect subscription revenues to represent a large majority of our total revenues for the foreseeable future and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our services. As a result, we have invested significantly in infrastructure, operations and strategic relationships to support on-demand subscription services, which represent a significant departure from traditional software delivery strategies.

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

Our consulting and other revenues represented less than 5% of total revenues for the nine months ended June 30, 2008. We anticipate that consulting revenues will continue to decline. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system deployment and integration, planning, data conversion, training and documentation of procedures. Our consulting revenues will continue to decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

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

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented 13% of total revenues for fiscal 2007 and 10% of total revenues for the nine months ended June 30, 2008. These international operations are subject to many difficulties and incremental costs, including:

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

We intend to continue to expand our global sales and marketing activities and enter into relationships with additional international distribution partners. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract and retain distribution partners that will be able to market our products effectively.

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

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement has been preliminarily approved by the court. However, in December 2006, the court found that nine focus cases could not be certified as class actions, but in April 2007 the court acknowledged that it might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in nine focus cases in September 2007. In November 2007, defendants in the nine focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. All matters in this lawsuit, including any settlement proposal, await further determination by the court. If a new complaint is filed against us, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

Our success depends, in part, upon our proprietary technology, processes, trade secrets and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. Although we have filed nine patent applications in various countries, we do not own any issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. We provide our licensed customers with access to object code versions of our software and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition. In addition, over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

Anti-takeover effects of our rights agreement, charter documents and Delaware law could discourage or prevent a change in control of Concur.

We have a shareholder rights agreement in place, under which our stockholders have special rights, in the form of additional voting and beneficial ownership, in the event that a person or group not approved by the board of directors were to acquire, or to announce the intention to acquire 15% or more of our outstanding shares (or 15.2% with respect to American Express Travel Related Services Company, Inc.). This plan is designed to have the effect of discouraging, delaying or rendering more difficult an acquisition of us that has not been approved by our Board of Directors.

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

Share repurchase

Our Board of Directors has authorized a stock repurchase program (the “Repurchase Program) that expires in January 2009. During the three months ended June 30, 2008, we repurchased and retired 0.4 million shares of our outstanding common stock under the Repurchase Program. As of June 30, 2008, 1.2 million shares remained eligible for repurchase under the Repurchase Program

A summary of the repurchase activity during the three months ended June 30, 2008, is as follows:

Period	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
April 1-30, 2008	—	$—	—	1,540,559
May 1-31, 2008	—	—	—	1,540,559
June 1-30, 2008	367,100	35.07	367,100	1,173,459

Total	367,100	$35.07	367,100

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Stockholders (“Annual Meeting”) on March 12, 2008. At the Annual Meeting, the stockholders elected three Class III directors to serve three year terms and ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2008. The table below shows the results of the stockholders’ voting:

	Votes in Favor	Votes Withheld
Election of Class III Directors
Michael W. Hilton	39,406,809	805,639
Jeffrey T. McCabe	39,788,116	424,332

	Votes in Favor	Votes Against	Votes Withheld
Ratification of Independent Registered Public Accounting Firm	40,094,715	95,918	21,815

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
4.01	Amendment to Rights Agreement dated July 29, 2008 between Registrant and Wells Fargo N.A.	8-K	000-25137	July 30, 2008	4.1	—

4.02	Warrant to purchase up to 1,280,000 shares of Registrant common stock, dated July 29, 2008, issued to American Express Travel Related Services Company, Inc.	—	—	—	—	X

10.01	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: August 6, 2008

CONCUR TECHNOLOGIES, INC.

By	/s/ John F. Adair
John F. Adair
Chief Financial Officer