Form 10-K
period 2008-09-30
CONCUR TECHNOLOGIES INC
filed 2008-11-25
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-25137

Concur Technologies, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	91-1608052
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18400 NE Union Hill Road Redmond, Washington (Address of principal executive offices)	98052 (Zip Code)

Registrant’s telephone number, including area code: (425) 702-8808

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share Rights to purchase Series A Preferred Stock, par value $0.001 per share	The NASDAQ Global Select Market The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ [Do not check if a smaller reporting company]	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2008, as reported by The NASDAQ Global Select Market on that date: $1,256,822,307

Number of shares of the registrant’s common stock outstanding as of November 14, 2008: 48,822,004

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the its Annual Meeting of Shareholders, which is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended September 30, 2008, are incorporated by reference into Part III of this report.

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

Overview

Concur Technologies, Inc. is a leading global provider of on-demand Employee Spend Management solutions. We refer to Concur Technologies, Inc. as “Concur,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K. Our integrated travel and expense software solutions enable organizations to control costs by automating the processes used to manage employee spending. Our solutions unite online travel procurement with automated expense reporting, streamline corporate event management, and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our unified approach to managing these processes provides our customers with visibility into their employee spending, which helps to analyze trends, influence budget decisions, improve forecasting, and monitor and enforce compliance with corporate policies and external regulations, including the Sarbanes-Oxley Act. We believe the market for our solutions is still emerging and that 90% or more of businesses in the United States still employ manual processes for expense management.

Our core mission is to continuously innovate to help our clients drive costs out of their businesses. We work closely with our customers to identify opportunities to increase the value of our solutions by further streamlining the travel procurement, expense reporting, and vendor payment processes, reducing operating costs, improving internal controls, enhancing the overall user experience and user adoption rates and enabling customers to gain greater insight into their spending patterns through comprehensive analytics.

We sell our solutions and services primarily on a subscription basis and deliver them on-demand. As of September 30, 2008, we had over 8,000 customers in over 90 countries.

We were incorporated in the state of Washington in 1993 and commenced operations during 1994. We reincorporated in the state of Delaware and completed our initial public offering of common stock in 1998. Our executive offices are located at 18400 NE Union Hill Road, Redmond, WA 98052 and our telephone number is (425) 702-8808.

The Employee Spend Management Market

Employee spending on business travel and related expenses constitutes a significant portion of a company’s operating expenses. We believe that travel and entertainment (“T&E”) expense is generally the largest controllable expense within an organization, after payroll. However, for most companies, the management of

T&E expense reporting still involves manual, paper-based processes that are time-consuming, inefficient, costly and prone to error. We believe that 90% or more of businesses in the United States still employ manual processes for expense management and that this represents a substantial market opportunity for solutions that automate the travel procurement, expense reporting and vendor payment processes within a business.

Automated expense management solutions provide customers with the ability to significantly reduce operational costs, streamline business processes and improve internal controls. According to a 2008 report published by the Aberdeen Group, the average cost to process an expense report is $27 per manual transaction, compared to $11 per fully-automated transaction. An automated expense management solution also allows organizations to gain visibility into their employee expenses, enforce expense policies and decrease fraud, accelerate reimbursement cycles and improve Sarbanes-Oxley compliance. As a result of these and other factors, we believe that automated expense management solutions will continue to gain adoption.

We believe that the benefits of basic expense management solutions are well recognized. However, most expense management solutions offer limited automation benefits because they are not well integrated into other internal systems or the systems of suppliers and vendors. For example, most enterprises that have implemented an automated expense management solution have also implemented a separate travel procurement tool. Online travel procurement can itself lead to significant savings. Travel and related expenses can account for between 8% and 10% of total operating expenses. However, the lack of integration between travel procurement solutions and expense management solutions result in significant inefficiencies. In such cases, travel is booked through a separate solution and the related expenses are manually input into an expense management solution. These systems may have inconsistent or conflicting corporate policies. This creates inefficiencies, is prone to errors and can lengthen the time to reimbursement and vendor payment. We believe that a fully-integrated travel procurement and expense management solution that efficiently interfaces with the systems of vendors and suppliers can result in significant customer benefits, including:

•	lower corporate travel and entertainment costs;

•	lower the costs of procuring travel and expense processing;

•	shorter reimbursement and vendor payment cycles;

•	better centralized control of corporate spending, insight and analysis;

•	better compliance with corporate policy and external regulations, such as the Sarbanes-Oxley Act; and

•	enhanced visibility and actionable data that helps drive policies and buying behavior.

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

The Growth of On-demand Software

The on-demand, or software-as-a-service (“SaaS”), model uses the Internet to deliver software applications from a centrally hosted computing facility to end users through a web browser. SaaS eliminates the costs associated with installing and maintaining applications within the customer’s information technology infrastructure. As a result, on-demand applications require substantially less initial and ongoing investment in software, hardware and implementation services and lower ongoing support and maintenance. These benefits are equally valuable to large enterprises, which we believe are seeking to shift fixed information technology costs to a variable, utility model, and small businesses that cannot afford the costs and risks of large upfront software application investments. We believe that providers of on-demand software also benefit significantly. Since they typically deliver the same version of their applications to all of their customers, they can focus their resources on delivering new innovations, as opposed to maintenance of older versions. In addition, because their software can be deployed to large and small markets with equal effectiveness, they are able to address a much larger market than on-premise vendors.

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

Our On-demand Employee Spend Management Solutions

Our on-demand software solutions are designed to automate and streamline employee spend management processes, from travel purchasing through expense report generation, employee reimbursement and vendor payment. Our solutions are designed to manage employee spending in areas such as travel procurement, reimbursable employee expenses, and vendor payments, which we believe are the largest controllable operating expenses of our customers after payroll. We help our customers reduce operating costs, improve internal controls and gain greater insight into spending patterns through comprehensive analytics.

We provide our software solutions primarily on a subscription basis, which offers distinct advantages to customers compared to traditional software licensing. Subscription customers pay a one-time set up fee and recurring usage fees, reducing the financial risk of large up-front costs and maintenance of traditional on-premises enterprise software licensing. In addition, we maintain the hardware and other infrastructure necessary to deliver reliable, secure and scalable performance, which reduces the burden on the customer’s internal information technology organization. In general, our on-demand services enable companies to access and consume technology similarly to the way they consume other goods and services: customers access the services they need in a cost effective and scalable manner.

Our solutions are designed to accommodate a wide range of customer business needs, technical requirements and budget objectives for businesses of all sizes worldwide. To that end, we offer flexible solutions that range from highly-configurable to standardized. Our software solutions include:

Concur® Travel & Expense

Concur Travel & Expense fully integrates online travel booking with automated expense reporting to provide unified end-to-end corporate travel procurement and expense reporting. We believe Concur Travel & Expense is the most effective solution available for providing a single seamless process for managing travel procurement and expense reporting within a business. In addition, Concur Travel & Expense reconciles transaction data from three trusted sources—itinerary data captured at the time of booking, corporate card charges incurred during travel and electronic receipts captured directly by the supplier—to create a “Smart Expense” that is used to automatically fill in the details of the expense report as travel occurs. Smart Expense makes One Touch Business Travel—in which the click that books the travel reservation begins the expense reporting process – a reality by significantly reducing the need to edit or audit expense reports. Concur Travel & Expense also leverages our global Concur Connect platform, the global program that connects suppliers from around the world to over $35 billion of spending driven by our more than 8,000 clients. By participating in this program, our lists of travel suppliers are able to provide Concur clients who use Concur Cliqbook Travel or Concur Travel & Expense with direct access to their travel inventory. Once travel is completed, these participating suppliers can deliver complete electronic folio data in the form of e-receipts directly into the traveler’s expense report. Our direct connect and e-receipt vendors include airlines such as Air Canada, AirTran Airways, JetBlue Airways, Virgin Blue; hotels such as Hilton, IHG, Marriott and Starwood; car rental companies including Hertz, Avis/Budget and Enterprise; rail providers such as VIA Rail, SNCF, Rail1, Die Bahn and UK Rail; restaurant reservations provider OpenTable.com; and ground travel booking provider RideCharge, Inc. These vendors provide Concur clients with access to a broad selection of travel content.

Concur® Expense

Concur Expense automates, simplifies, reduces the cost of, and improves internal controls associated with, the travel and entertainment expense management process. Concur Expense automates each step of the expense management process, from expense report preparation and approval to business policy compliance, reimbursement and data analysis. Concur Expense provides the process and information for management to reduce manual processing, improve internal controls, increase business policy compliance, speed up reimbursement and increase expense report accuracy.

Our intuitive, easy-to-use interface makes the creation of expense reports fast, while reducing errors and improving policy compliance. Corporate charge or credit card information can be used to automatically populate the expense report with key information, such as transaction date, type, vendor, location, method of payment, amount and currency conversion. In addition, the service can electronically capture, store and retrieve employee receipts, which reduces the costs of handling paper receipts. Imaged receipts can be associated with the relevant expense report and viewed online throughout the approval, payment, and audit processes. Customers determine how expense reports should be processed based on configurable workflow rules, and how to route reports for approval based on cost center, dollar limit or other criteria. Items that are not compliant with corporate policy can be flagged for review, significantly reducing review time. Once approved, the report is forwarded to the next phase in the process or to the customer’s accounting department and the user is notified of the action. Concur Expense also includes report authoring features to help customers analyze, manage and reduce corporate expenses.

Concur Expense streamlines back-office processing of expense reports through electronic preparation and integration with external financial systems. It contains auditing tools that allow for a variety of audit practices ranging from auditing every report, to random audits, to audits only of reports flagged as non-compliant. Status inquiries are reduced by updating the status of reports in the database and alerting employees via e-mail to the status of their reports. In addition, Concur Expense helps companies claim reimbursement of tax credits by tracking value added tax, goods and services tax and other international taxes.

Concur Expense also offers business intelligence capabilities. Customers can use captured data to analyze trends, influence budget decisions, improve forecasting and monitor for fraudulent activity.

Concur® Cliqbook Travel

Concur Cliqbook Travel is an online travel management solution that automates corporate travel procurement and processing. Acquired as part of our Outtask acquisition in 2006, it offers employees a powerful online corporate travel procurement solution that is tailored specifically to corporate policies and preferred vendors. Concur Cliqbook Travel enables customers to search for travel data from multiple sources, including Global Distribution Systems, consolidators, direct connections to travel service providers, and Internet-only sources. It delivers robust online procurement, reporting and agency support, making the travel procurement process quick, easy and more affordable.

Concur® Invoice

Concur Invoice is designed to automate, simplify and reduce the costs associated with the process of entering, approving and managing the payment of vendor invoices. It enables companies to streamline payment requests, facilitating flexible approval processes and automatic updating of accounts payable systems. Concur Invoice’s combination of increased productivity and availability of valuable data for improved cost management can generate significant cost savings for our customers.

Concur® ExpenseLink

Concur® ExpenseLink, is an on-demand expense management solution that we added as a result of our acquisition of H-G Holdings, Inc. and its subsidiaries, including Gelco Information Network, Inc. (collectively, “Gelco”) on October 1, 2007. This solution automates the expense management process, including expense filing and approval, corporate card integration, payment services, imaging services, audit services, and reporting and analysis, and offers similar features and functionality to Concur Expense.

Concur® Travel Manager

Concur® Travel Manager is another expense management solution that we added as a result of our acquisition of Gelco. It helps customers navigate the regulatory and compliance related complexities of the public sector with functionality that meets the specific travel requirements of the United States federal government.

Value-Added Services

We provide value-added services that leverage our integrated travel procurement and expense reporting platform to benefit our customers. Our primary value-added services are:

Concur® Pay

Concur Pay enables the direct deposit of reimbursable employee expenses submitted and approved through Concur Expense by drawing funds from a customer’s bank account and delivering payment to the payee’s bank account or corporate credit card utilizing standard electronic funds transfer processing networks.

Concur® Audit

Concur Audit provides expense report auditing services to streamline the process of managing and substantiating expense receipts. It reduces audit costs while introducing a higher level of control over corporate travel and entertainment expenses. Leveraging the paperless efficiency of the receipt imaging functionality of Concur Expense, this service helps our customers accurately report and properly classify expenses, even identifying expenses that should be treated as taxable income for employees. Customizable and flexible enough for any organization, Concur Audit can conduct random audits at any level to meet the customer’s needs while also conducting targeted audits of specific users or groups.

Concur® Intelligence, Powered by Cognos

Concur Intelligence offers enhanced report authoring features to customers using Concur Travel & Expense, Concur Expense, or Concur Invoice, which helps them more effectively analyze, manage and reduce corporate expenses.

Concur® Meeting

Concur Meeting is a web-based service for managing corporate event planning and group travel. Concur Meeting enables attendees to register for events and pay registration and meeting related fees. Concur Meeting also provides meeting organizers with greater visibility into registration and the number of attendees, enabling our customers to negotiate better rates for airfare, hotel and ground transportation.

Smart Expense™

Smart Expense is a feature that begins the expense reporting process simultaneously with the click that books the travel reservation. As travel occurs, Concur’s service automatically populates expense reports with information reconciled from three sources of expense information: itinerary data captured at the time of booking;

corporate card charges incurred by the employee; and electronic receipts captured directly from the supplier. To the extent that travel was booked within policy and paid for with the customer’s corporate card, the result is a Smart Expense, which makes One Touch Business Travel™ a reality.

Concur® Connect

Concur Connect is a global program that connects suppliers from around the world to over $35 billion of spend driven by Concur’s more than 8,000 clients. By participating in this program, travel suppliers are able to provide Concur Cliqbook Travel or Concur Travel & Expense users with direct access to their travel inventory. Once travel is completed, participating suppliers can deliver complete electronic folio data in the form of e-receipts directly into the traveler’s expense report. Concur’s direct connect and e-receipt vendors includes airlines such as Air Canada, AirTran Airways, JetBlue Airways, Virgin Blue; hotels such as Hilton, IHG, Marriott and Starwood; car rental companies including Hertz, Avis/Budget and Enterprise; rail providers such as VIA Rail, SNCF, Rail1, Die Bahn and UK Rail; restaurant reservations provider OpenTable.com; and ground travel booking provider RideCharge, Inc.

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

Client Support Services

We provide customer support through our Client Support Services program. The program offers telephone and Internet support, including online case entry and review, access to technical information documents and technical tips. We also provide new releases and updates of our services through our Client Support Services program, which is included with our subscription services offerings. We also provide similar services to our traditional license customers who subscribe for the first year of the Client Support Services program at the time they license an application. After the expiration of the one-year subscription period, support is typically renewable on an annual basis.

Training Services

We offer a variety of flexible training programs designed to assist customers transitioning to our products and services. These programs are tailored to particular user groups, such as administrators, help desk personnel or trainers.

Our Growth Strategy

Our objective is to be the leading global provider of Employee Spend Management solutions. Our integrated corporate travel and expense software solutions enable organizations to control costs globally by automating the processes they use to manage employee spending. Key elements of our strategy include:

Continue to Grow Our Customer Base. We believe the market for our corporate travel and expense management services is large and under-penetrated. We intend to continue investing in the growth of our customer base and increasing our market penetration by significantly expanding our direct sales force, collaborating with and growing our strong partner network and expanding geographically.

Broaden Our Service Offerings. Over the past several years, we have developed new solutions and features, such as Concur Travel & Expense featuring Smart Expense that drives One Touch Business Travel, Concur Invoice, Concur Pay, Concur Audit, Concur Intelligence, and Concur Meeting. We intend to continue to develop and deliver new solutions and features that enhance or expand the value of our current offerings to our customers. We may also acquire companies with complementary products and technologies that we believe will enhance our suite of services.

Cross-Sell New Service Offerings to Our Existing Customers. We develop close relationships with our customers by automating and streamlining their corporate travel and expense management processes and enabling them to lower the cost of managing their second largest controllable expense. For the year ended September 30, 2008, our customer retention rate for subscription services exceeded 96%. We intend to leverage our strong relationships with customers to cross-sell new offerings to them.

Expand International Presence. We believe that considerable untapped demand exists for our products and services outside of the United States. For the year ended September 30, 2008, our international revenues accounted for 11% of total revenues. We intend to accelerate our investment in international sales and marketing as well as expand our relationships with strategic partners to better serve customers in markets outside of the United States.

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

In July 2008, we entered into a strategic alliance with American Express Travel Related Services Company, Inc. (“American Express”) in order to expand our market presence and broaden our distribution capacity. Through this alliance, we will exclusively promote American Express’s Corporate Cards to our clients and American Express will exclusively promote Concur® Expense to its corporate clients and prospects worldwide. In connection with this transaction, American Express purchased 6.4 million shares of newly issued Concur common stock, representing 13% post issuance of our outstanding common stock, at a price per share of $39.27, for $249.6 million in net proceeds. American Express also received a warrant in connection with its stock purchase, under which American Express has the right to purchase 1.28 million shares of our common stock at any time during the next two years, at $39.27 per share.

Customers

As of September 30, 2008, we have sold our on-demand software and services to more than 8,000 companies in over 90 countries, including six of the top 10 Global 500 companies and 42 of the top 100 Fortune 500 companies. Our customers range from large global public companies with more than 200,000 employees to smaller, single-location private companies. No single customer accounted for more than 10% of our total revenues for the years ended September 30, 2008, 2007 or 2006.

Sales and Marketing

We market and sell our solutions worldwide through our direct sales organization and through indirect distribution channels such as our strategic reseller and referral partners.

Our direct sales organization has field sales professionals located in metropolitan areas throughout the United States, Europe, Australia and Asia. Direct telemarketing representatives based at our headquarters in Redmond, Washington support the field sales force through lead-generation and lead-tracking activities. We also have a number of marketing referral alliances that provide our sales force with prospect leads. Our direct sales efforts involve contact with multiple decision makers, frequently including the prospective customer’s chief financial officer, vice president of finance, controller, accounts payable manager and corporate travel manager.

Our indirect distribution channels consist of strategic relationships with a number of reseller and referral partners, which include more than 50 leading companies. We have strategic relationships with American Express, a leading issuer of corporate cards and corporate purchasing solutions and provider of travel management services; ADP, Inc., a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider; U.S. Bank and Bank of America, two of the leading providers of corporate banking services and leading issuers of MasterCard and Visa corporate card products; BCD Travel, a leading corporate travel management company; and other travel management companies.

Our marketing programs are designed to increase awareness of our solutions within our target markets, and to extend the competitive advantage of our Employee Spend Management services. These efforts are specifically targeted to accounting, finance, information technology and travel executives.

We engage in a variety of marketing activities, including e-mail and direct mail campaigns, co-marketing strategies designed to leverage existing strategic relationships, website marketing, seminars and “webinars,” public relations campaigns, speaking engagements and forums and industry analyst visibility initiatives. We participate in and sponsor finance and shared-services conferences and demonstrate and promote our products at trade shows targeted to accounting, finance, information technology and travel executives.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. We provide our traditional licensed customers with access to object code versions of our software and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Although we are unable to determine the extent to which piracy of our software products exists, we believe that software piracy is a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the extent of the laws of the United States, and we expect that it will become more difficult to monitor the use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition.

We own trademarks and registered trademarks for our various products and services and attempt to ensure we protect all necessary intellectual property rights. Concur, the Concur logo, Concur Travel & Expense, Concur Expense, Cliqbook, Concur Cliqbook Travel, Concur Invoice, Concur ExpenseLink, Concur Travel Manager, Smart Expense, One Touch Business Travel, Concur Connect, Concur Audit, Concur Pay, Concur Intelligence, and Concur Meeting are trademarks or registered trademarks of Concur Technologies, Inc. Other names or brands appearing in this report may be claimed as the property of others. Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

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

Employees

As of September 30, 2008, we had 932 employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

Available Information

Our Internet website address is www.concur.com. We provide free access to various reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website, or through www.sec.gov. Also available on our website are printable versions of Concur’s Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, and Code of Business Conduct and Ethics. Information on our website does not constitute part of this annual report on Form 10-K or of any other report we file or furnish with the SEC. Stockholders may request copies of these documents from:

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

We generated 94% of our total revenues in 2008 from four solutions—Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to contribute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth is dependent upon continued market acceptance of these solutions and our revenues would decline significantly if competing products achieve greater market acceptance, either because our competitors (some of which have substantially greater resources than we do) develop new offerings, or we do not keep up with technological advancements in services and software platforms, delivery models or product features. There can be no assurance that our solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of these solutions in the future.

Our future performance and revenue growth will depend on the growth of our subscription services.

We anticipate that our future financial performance and revenue growth will depend upon the growth of our subscription services. Subscription revenues represented 96% of our total revenues in 2008. We expect subscription revenues to represent a large majority of our total revenues for the foreseeable future and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our services. As a result, we have invested significantly in infrastructure, operations and strategic relationships to support on-demand subscription services, which represent a significant departure from traditional software delivery strategies.

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

Our consulting and other revenues represented 4% of total revenues in 2008. We anticipate that consulting revenues will continue to decline. The level of consulting revenues depends largely upon demand for our consulting services, which consist of system deployment and integration, planning, data conversion, training and documentation of procedures. Our consulting revenues will continue to decline to the extent sales or upgrades of our subscription services and/or software licenses fluctuate or decline or if third-party organizations such as systems integrators compete with us for the installation or servicing of our offerings. Our ability to increase consulting revenues will depend in large part on our ability to increase the scale of our consulting organization, including our ability to recruit and train a sufficient number of qualified consulting personnel.

We face significant competition from companies that have longer operating histories and greater resources than we do and our business will suffer if we fail to compete effectively.

The market for our solutions is intensely competitive and rapidly changing, so the competitive landscape is complex. Our principal direct competition comes from independent vendors of corporate travel and/or expense management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to ours along with their suites of other products and services. Many of our competitors have longer operating histories; greater financial, technical, marketing and other resources; greater name recognition and a larger total number of customers for their products and services than we do. Some of our competitors, particularly major financial institutions and enterprise resource planning software vendors, have well-established relationships with our current and potential customers, as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. In addition, we anticipate the entrance of new competitors in the future. Increased competition may result in price reductions, reduced gross margins and change in market share and could have a material adverse effect on our business, financial condition and results of operations.

Because we depend upon strategic relationships with third parties, including American Express Travel Related Services Company, Inc., our revenues will decline if we do not sustain and develop these relationships.

We depend on strategic reseller and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, telesales and internal marketing efforts. Some of our strategic relationships are in very early stages of operation and, accordingly, it is uncertain whether these third parties will be able to market our products and services successfully or provide the volume and quality of orders and lead referrals that we currently expect. For example, we recently entered into a strategic referral relationship with American Express Travel Related Services Company, Inc., through we expect to expand our market presence and broaden our distribution capacity. If we were unable to maintain our existing strategic relationships or enter into new ones, we would have to devote substantially more resources to the distribution, sales and marketing of our products and services, which would increase our costs and decrease our revenues. Our success depends in part on the ultimate success of our strategic reseller and referral partners and their ability to market our products and services successfully. Some of these third parties have entered and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

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

If our customers have concerns over the scalability or security of our products, they might discontinue buying them and our revenues will decline.

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

Personal privacy has become a significant issue in the United States and many other countries in which we operate. The United States and various other countries have imposed restrictions and requirements on the use of personal information by those collecting such information. Any new or existing privacy laws, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information. If such privacy laws were deemed to apply to us, we may be required to change our activities and revise or eliminate our services, which could significantly harm our business.

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

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented 11% of total revenues in 2008. These international operations are subject to many difficulties and incremental costs, including:

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

Many new laws, regulations and standards, notably those adopted by the SEC and the NASDAQ Stock Market in connection with the Sarbanes-Oxley Act of 2002, impose significant obligations on public companies such as ours. The new laws and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices and have created uncertainty for companies such as ours. These new laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our compliance with these reforms and enhanced new disclosures has resulted in and will likely continue to result in general and administrative expenses and a significant diversion of management time and attention from revenue-generating or cost-reduction activities to compliance activities. If we are not able to prepare for and implement the reforms required by new laws, regulations and standards, our business, operating results and financial condition could be harmed. Further, these laws, regulations and standards may make it more difficult for us to attract and retain qualified members to serve on our board of directors and to attract and retain qualified executive officers, which could harm our business.

Our lengthy sales cycle could adversely affect our financial results.

Because of the high costs involved over a significant period of time, our customers typically commit significant resources to an evaluation of available alternatives and require us to expend substantial time, effort and money educating them about the value of our offerings. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements or due to other factors. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.

We may not successfully develop or introduce new products or enhancements to existing products, or successfully integrate acquired products and services with our offerings and, as a result, we may lose existing customers or fail to attract new customers and our revenues may suffer.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction and customer acceptance of new and enhanced versions of our products and services and on our ability to integrate the products and services we acquire into our existing and future products and services. Our business could be harmed if we fail to deliver enhancements to our current and future products and services that our customers desire, or fail to integrate acquired products and services into our existing and future products. From time to time, we experience delays in the planned release dates of enhancements to our products and services and we have discovered errors in new releases after their introduction. New product versions or upgrades may not be released according to schedule, or may contain errors when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products and services, or customer claims, including, among other things, warranty claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing products and services on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including, without limitation, unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new products or services in the marketplace.

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

Our stock price has experienced high volatility, may continue to be volatile and may decline.

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

Stock markets have experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock.

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

Our success depends, in part, upon our proprietary technology, processes, trade secrets and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. Although we have six patent applications pending in various countries, we do not own any issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. We provide our licensed customers with access to object code versions of our software and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition. In addition, over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

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

Our principal administrative, sales, marketing and research and development facility is located in Redmond, Washington and consists of 100,000 square feet of office space held under a lease that expires on May 31, 2013. We have an option to renew this lease for an additional five years. As of September 30, 2008, we also leased offices in the United States in the states of Arizona, California, Georgia, Illinois, Minnesota, New Jersey, Texas and Virginia, and internationally in the countries of Australia, Belgium, Canada, China, the Czech Republic, France, Germany and the United Kingdom.

We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.	LEGAL PROCEEDINGS

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement had been preliminarily approved by the court. However, in December 2006, the court found that six focus cases could not be certified as class actions, but in April 2007 the court acknowledged that it might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in six focus cases in September 2007, which was withdrawn on October 10, 2008. In November 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement in principle. As part of this tentative settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the district court. We believe that we have meritorious defenses to these claims. If the tentative settlement is not implemented and the litigation continues against us, we would continue to defend against this action vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of our year ended September 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is traded on the NASDAQ Global Select Market under the symbol “CNQR.” The following table shows the range of the high and low closing sales prices by quarter for years ended September 30, 2008 and 2007, as reported on the NASDAQ Global Select Market:

	High	Low
Year ended September 30, 2008:
Fourth Quarter	$48.45	$29.23
Third Quarter	38.73	28.21
Second Quarter	37.90	25.67
First Quarter	39.35	30.27

Year ended September 30, 2007:
Fourth Quarter	$32.57	$22.13
Third Quarter	22.85	17.19
Second Quarter	17.95	14.49
First Quarter	16.64	14.16

As of September 30, 2008, our common stock was held by 227 stockholders of record.

We have never paid cash dividends on our common stock. We currently intend to retain earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in 2009.

On July 29, 2008, we sold 6,400,000 shares of Concur Common Stock to American Express Travel Related Services Company, Inc. for an aggregate of $251,328,000. In connection with such sale, we also issued a warrant to American Express Travel Related Services Company, Inc. to purchase up to 1.28 million shares of Concur common stock for $39.27 per share. We did not pay any underwriting discounts or commissions in connection with the issuance of these securities. These securities were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

(b) Not applicable,

(c) As of October 1, 2007, our Board of Directors had authorized a stock repurchase program (“Repurchase Program”) that allowed Concur to repurchase up to 4.0 million shares of its common stock, consisting of 2.0 million shares that had been authorized in January 2005 and 2.0 million shares that had been authorized in September 2006, both of which repurchase authorizations were scheduled to expire in January 2009. During fiscal 2008, the January 2005 authorization was exhausted. In July 2008, our Board of Directors increased the number of shares authorized to be repurchased under the Repurchase Program by 3.0 million shares, and extended the Repurchase Program to expire in January 2011. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of September 30, 2008, Concur was authorized to repurchase up to 4.2 million shares under the Repurchase Program.

We did not make any purchases of our outstanding common stock during the three months ended September 30, 2008. Subsequent to September 30, 2008 we repurchased 1.5 million shares of our outstanding common stock under the Repurchase Program.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented in the table below is derived from our Financial Statements, and should be read in conjunction with the Financial Statements and Notes to Financial Statements as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The income statement and balance sheet data presented in the table below are derived from our audited Financial Statements. See Note 1 of Notes to Financial Statements included in Item 8 of this report for an explanation of the determination of the shares used to compute basic and diluted net income per share. Our historical results are not necessarily indicative of results to be expected for any future period.

All amounts are reported in thousands, except for per share data.

	Year ended September 30,
	2008	2007	2006	2005	2004
Income Statements:
Revenues:
Subscription	$206,304	$115,996	$80,501	$53,011	$40,244
Consulting and other	9,187	13,111	16,644	18,820	16,306

Total revenues	215,491	129,107	97,145	71,831	56,550

Expenses (1):
Cost of operations	68,378	43,711	37,846	28,450	23,264
Sales and marketing	59,912	34,154	22,907	17,484	14,329
Systems development and programming	22,974	15,866	12,445	9,336	8,773
General and administrative	31,371	18,759	14,458	10,319	7,295
Amortization of intangible assets	6,196	2,965	2,420	1,140	1,140

Total expenses	188,831	115,455	90,076	66,729	54,801

Operating income	26,660	13,652	7,069	5,102	1,749

Other income (expense):
Interest income	1,720	897	512	352	237
Interest expense	(1,417)	(1,240)	(962)	(7)	(29)
Other, net	(486)	231	72	(81)	78

Total other (expense) income, net	(183)	(112)	(378)	264	286

Income before income tax	26,477	13,540	6,691	5,366	2,035

Income tax expense (benefit)	9,293	5,315	(27,465)	—	—

Net income	$17,184	$8,225	$34,156	$5,366	$2,035

Net income per share available to common stockholders:
Basic	$0.39	$0.22	$0.97	$0.16	$0.06
Diluted	0.35	0.20	0.87	0.15	0.06

Weighted average shares used in computing net income per share:
Basic	44,607	37,443	35,056	32,906	32,595
Diluted	48,459	41,033	39,150	36,348	36,815

(1) Includes share-based compensation as follows:
Cost of operations	$1,688	$1,304	$1,200	$—	$—
Sales and marketing	3,404	1,894	1,608	—	—
Systems development and programming	1,149	883	467	—	—
General and administrative	2,738	1,671	1,584	—	—

Total share-based compensation	$8,979	$5,752	$4,859	$—	$—

	September 30,
	2008	2007	2006	2005	2004
Balance Sheets:
Cash and cash equivalents	$267,725	$168,835	$16,334	$16,202	$23,735
Total assets	641,019	345,482	181,319	60,651	52,899
Long-term obligations, excluding current portion	3,454	7,797	16,348	3,050	—
Stockholders’ equity	534,538	284,360	117,394	30,692	30,145

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Financial Statements and Supplementary Data that are included with this report. Also, the discussion of Critical Accounting Policies and Estimates in this section is an integral part of the analysis of our results of operations and financial condition. We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2006 to 2009, as “2006,” “2007,” “2008” and “2009.”

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

Overview

Concur Technologies, Inc. is a leading global provider of on-demand Employee Spend Management solutions. We refer to Concur Technologies, Inc. as “Concur,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K. Our integrated travel and expense software solutions enable organizations to control costs by automating the processes used to manage employee spending. Our solutions unite online travel procurement with automated expense reporting, streamline corporate event management, and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our unified approach to managing these processes provides our customers with visibility into their employee spending, which helps to analyze trends, influence budget decisions, improve forecasting, and monitor and enforce compliance with corporate policies and external regulations, including the Sarbanes-Oxley Act. We believe the market for our solutions is still emerging and that 90% or more of businesses in the United States still employ manual processes for expense management.

We generate our revenues from the delivery of subscription services, and, to a lesser extent, consulting services, and the sale of software licenses. Subscription revenues grew to 96% of total revenues in 2008, from 90% in 2007, and 83% in 2006. This growth reflects our strategic shift to emphasize sales of subscription services rather than license software. Generally, our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer.

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

In July 2008, we entered into a strategic alliance with American Express Travel Related Services Company, Inc. (“American Express”) in order to expand our market presence and broaden our distribution capacity. Through this alliance, we will exclusively promote American Express’s Corporate Cards to our clients and American Express will exclusively promote Concur® Expense to its corporate clients and prospects worldwide. In connection with this transaction, American Express purchased 6.4 million shares of newly issued Concur common stock, representing 13% post issuance of our outstanding common stock, at a price per share of $39.27, for $249.6 million in net proceeds. American Express also received a warrant in connection with its stock purchase, under which American Express has the right to purchase 1.28 million shares of our common stock at any time during the next two years, at $39.27 per share.

Our strategic focus in 2009 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in 2009 compared to 2008, on both an absolute basis and as a percentage of total revenues, due to anticipated growth in demand. We expect our sales and marketing expenses to increase on both an absolute basis and as a percentage of revenues in 2009 compared to 2008, primarily reflecting our continued emphasis on growing our sales and marketing personnel to support expected demand and create additional awareness in our target market.

We operate in and report on one segment, which is on-demand Employee Spend Management solutions.

In the following table we show financial data derived from our income statements as a percentage of total revenues for the years ended September 30, 2008, 2007 and 2006.

	Year ended September 30,
	2008	2007	2006
Revenues:
Subscription	95.7%	89.8%	82.9%
Consulting and other	4.3	10.2	17.1

Total revenues	100.0	100.0	100.0

Expenses:
Cost of operations	31.7	33.9	39.0
Sales and marketing	27.8	26.5	23.6
Systems development and programming	10.7	12.3	12.8
General and administrative	14.5	14.5	14.9
Amortization of intangible assets	2.9	2.3	2.5

Total expenses	87.6	89.5	92.8

Operating income	12.4	10.5	7.3

Other income (expense):
Interest income	0.8	0.7	0.5
Interest expense	(0.7)	(1.0)	(1.0)
Other, net	(0.2)	0.2	0.1

Total other expense, net	(0.1)	(0.1)	(0.4)

Income before income tax	12.3	10.4	6.9

Income tax expense (benefit)	4.3	4.1	(28.3)

Net income	8.0%	6.3%	35.2%

Results of Operations

Revenues

	Year Ended September 30,
	2008	Change	2007	Change	2006
Subscription	$206,304	77.9%	$115,996	44.1%	$80,501
Consulting and other	9,187	(29.9)%	13,111	(21.2)%	16,644

Total revenues	$215,491	66.9%	$129,107	32.9%	$97,145

	Year Ended September 30,
	2008	%	2007	%	2006	%
United States	$192,922	89.5%	$111,679	86.5%	$85,324	87.8%
Europe	12,658	5.9%	11,812	9.1%	8,251	8.5%
Other	9,911	4.6%	5,616	4.4%	3,570	3.7%

Total revenues	$215,491	100.0%	$129,107	100.0%	$97,145	100.0%

Subscription Revenues. Subscription revenues consist of fees paid for subscription services, amortization of set-up fees paid to us in connection with those services, amortization of fees paid for software maintenance services under software license arrangements. Subscription revenues are affected by pricing, the number of new customers, customer contract durations and our customer retention rate.

Subscription revenues increased 77.9%, or $90.3 million, in 2008 compared to 2007. Subscription revenues increased 44.1%, or $35.5 million, in 2007 compared to 2006. These increases reflect increases in the number of customers for our subscription services as well as the Gelco Acquisition. The growth in customers reflects increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion is due primarily to the market’s continued and growing awareness of our on-demand Employee Spend Management solutions and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

We expect subscription revenues to continue to grow in 2009, on an absolute basis and as a percentage of total revenues, as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

Consulting and Other Revenues. Consulting revenues are provided almost exclusively to our existing on-premise customers and consist of fees for client services, which include system implementation and integration, planning, data conversion, training and documentation of procedures. Consulting revenues are affected predominantly by the number and complexity of on-premise license customer upgrade implementations. Recognition of consulting revenues can also be affected by circumstances in which consulting fees in multiple element arrangements require deferral or are deemed to be subscription related. Other revenues consist of fees earned from sales of our software licenses.

Consulting and other revenues decreased in 2008 compared to 2007 and in 2007 compared to 2006. This was primarily due to a decrease in demand for consulting services as a result of fewer upgrades and enhancements for existing license customers as virtually all of our new customers utilize our subscription services.

We anticipate that consulting and other revenues in 2009 will fluctuate on a quarterly basis but be lower for 2009 compared to 2008 as a percentage of revenues, as fewer existing customers upgrade their on-premise license software, fewer new customers purchase on-premise licensed software, and the market continues to shift to the subscription services model.

International Revenues. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to our investment in global distribution and the increased awareness of our products in the international markets.

Expenses

	Year Ended September 30,
	2008	Change	2007	Change	2006
Cost of operations	$68,378	56.4%	$43,711	15.5%	$37,846
Sales and marketing	59,912	75.4%	34,154	49.1%	22,907
Systems development and programming	22,974	44.8%	15,866	27.5%	12,445
General and administrative	31,371	67.2%	18,759	29.7%	14,458
Amortization of intangible assets	6,196	109.0%	2,965	22.5%	2,420

Total operating expenses	$188,831	63.6%	$115,455	28.2%	$90,076

As required by accounting principles generally accepted in the United States (“GAAP”), we started recognizing share-based compensation expense on October 1, 2005. Share-based compensation expense is included in the above table for 2008, 2007 and 2006 as follows:

	Year ended September 30,
	2008	2007	2006
Cost of operations	$1,688	$1,304	$1,200
Sales and marketing	3,404	1,894	1,608
Systems development and programming	1,149	883	467
General and administrative	2,738	1,671	1,584

Total share-based compensation	$8,979	$5,752	$4,859

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

Cost of operations expenses as a percentage of total revenues decreased to 31.7% in 2008 compared to 33.9% in 2007. Cost of operations expense increased by 56.4%, or $24.7 million, primarily as a result of the Gelco Acquisition. Total salaries and related expenses increased 42.2%, or $11.1 million. Co-location and related telecommunications costs and amortization of deferred set-up costs that we incur in connection with our subscription services increased by 80.4%, or $3.6 million Depreciation, facilities and overhead allocation expenses increased by 138.8%, or $5.1 million. In addition, equipment maintenance and software expenses increased by 246.3%, or $4.3 million. These increases were due to the larger number of subscribers served, resulting primarily from organic growth in our subscription business as well as the Gelco Acquisition.

Cost of operations expenses as a percentage of total revenues decreased to 33.9% in 2007 compared to 39.0% in 2006. Cost of operations expense increased by 15.5%, or $5.9 million. Total salaries and related expenses increased 12.5%, or $2.9 million. This was primarily due to an increase in personnel count. Co-location and related telecommunications costs and amortization of deferred set-up costs that we incur in connection with our subscription services increased by 23.0%, or $1.4 million. These increases were due primarily to organic growth in our subscription business and the acquisition of Outtask, Inc. (“Outtask”) in January 2006. Fees paid to third parties for referrals and royalties increased by 22.2%, or $0.7 million. These increases were due to increases in the amount of business generated through reseller partners for subscription-based sales. In addition, depreciation, professional fees and other increased by 16.2%, or $0.8 million.

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

Sales and marketing expenses as a percentage of total revenues increased to 27.8% in 2008, from 26.5% in 2007. Sales and marketing expenses increased by 75.4%, or $25.8 million. Total salaries and related expenses increased by 71.3%, or $17.6 million, primarily due to an increase in sales personnel. Advertising and marketing costs increased by 93.4%, or $3.5 million. In addition, costs for professional fees and other increased by 85.5%, or $3.6 million. These increases were primarily due to an increase in marketing programs.

Sales and marketing expenses as a percentage of total revenues increased to 26.5% in 2007, from 23.6% in 2006. Sales and marketing expenses increased by 49.1%, or $11.2 million. Total salaries and related expenses increased by 40.6%, or $7.1 million, primarily due to an increase in personnel count. Costs for amortization of deferred commissions that we incur in connection with the sales of our subscription services increased by 62.5%, or $0.6 million. In addition, depreciation, professional fees and other increased by 84.7%, or $2.9 million, primarily due to increase in costs for advertising and other promotional activities.

We expect total sales and marketing expenses in 2009 to increase as a percentage of revenue and in absolute dollars compared to 2008, driven primarily by an increase in sales personnel and marketing programs globally. These increases reflect a key part of our strategic focus in 2009, which is to ensure that our sales and marketing efforts are expanded to create awareness in our target markets to support expected demand.

Systems Development and Programming Costs. Systems development and programming costs consist of salaries and related expenses and allocated overhead costs associated with employees and contractors engaged in software engineering, program management and quality assurance.

Systems development and programming costs decreased as a percentage of total revenues to 10.7% in 2008 compared to 12.3% in 2007. Systems development and programming costs increased by 44.8%, or $7.1 million. Total salaries and related expenses increased 49.0%, or $4.9 million. Depreciation, facilities and overhead allocation expense increased by 45.6%, or $2.5 million. These increases were primarily due to the Gelco Acquisition.

Systems development and programming costs decreased as a percentage of total revenues to 12.3% in 2007 compared to 12.8% in 2006. Systems development and programming costs increased by 27.5%, or $3.4 million. Salaries and related expenses increased by 8.6%, or $0.8 million, primarily due to an increase in personnel count due to the growth of the business. Depreciation, facilities and overhead allocation expense increased by 83.3%, or $2.7 million, primarily due to the increase in computer software depreciation expense related to internal-use software.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with GAAP in the United States for corporate software developed or obtained for internal use and amortize it over its useful life. As of September 30, 2008 and 2007, capitalized internal-use software costs, net of amortization, increased $2.3 million, from $12.5 million at September 30, 2007, to $14.8 million at September 30, 2008.

We anticipate that recognized systems development and programming costs in 2009 will increase in absolute dollars and remain relatively consistent as a percentage of revenue compared to 2008 as we continue to focus on product innovation and enhancement.

General and Administrative. General and administrative expenses consist of salaries and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal and facilities, as well as miscellaneous costs, such as professional fees and public company regulatory compliance costs.

General and administrative expenses as a percentage of total revenues was 14.5% in each of 2008 and 2007. General and administrative expense increased by 67.2%, or $12.6 million. Total salaries and related expenses increased by 69.6%, or $7.9 million, driven primarily by increases in personnel count related to the growth of our business and the Gelco Acquisition. Depreciation, professional fees and other expenses increased by 62.9%, or $4.7 million. This increase includes an adjustment of $0.9 million during the second quarter of 2008 to record additional state and local taxes, the growth of our business and the Gelco Acquisition.

General and administrative expenses as a percentage of total revenues decreased to 14.5% in 2007 compared to 14.9% in 2006. General and administrative expense increased by 29.7%, or $4.3 million. Total salaries and related expenses increased by 29.5%, or $2.6 million. Depreciation, professional fees and other expenses increased by 30.0%, or $1.7 million. These increases were driven primarily by increases in personnel count related to the growth of our business.

We expect the absolute dollar amount of general and administrative expenses to increase modestly in 2009 compared to 2008 due to increases in personnel costs related to the growth of our business. However, we expect general and administrative costs as a percentage of revenue to decrease due to economies of scale.

Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of the intangible assets from acquisitions, which includes Outtask, Inc. (“Outtask”) in January 2006 and Gelco in October 2007. We are amortizing our intangible assets as non-cash charges to operations over an expected useful life of 8.2 years for Outtask and over an expected useful life of 9.6 years for Gelco, which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks, and non-compete agreements.

Other Income (Expense)

	Year Ended September 30,
	2008	Change	2007	Change	2006
Interest income	$1,720	91.8%	$897	75.2%	$512
Interest expense	(1,417)	14.3%	(1,240)	28.9%	(962)
Other, net	(486)	(310.4)%	231	220.8%	72

Total other expense, net	$(183)	63.4%	$(112)	(70.4)%	$(378)

Interest Income, Interest Expense and Other. Interest income increased in 2008 compared to 2007 and 2006 reflecting higher levels of interest-earning cash and cash equivalent investments. This was primarily due to the $249.6 million in net proceeds received from the purchase of 6.4 million shares of our common stock by American Express. Interest expense is expected to decrease in 2009 due to the net proceeds received from American Express and the corresponding repayment of all outstanding amounts under our revolving credit facility in 2008.

We record net gains and losses on fluctuations in exchange rates in the Other, net line of the income statement.

Income Tax Expense (Benefit)

	Year Ended September 30,
	2008	Change	2007	Change	2006
Income tax expense (benefit)	$9,293	74.8%	$5,315	(119.4)%	$(27,465)

We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. The effective income tax rate for 2008 was 35.1% compared to 39.2% for 2007. This rate reduction is primarily due to research and development credits and state income tax expense decreases.

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

Financial Condition

Our total assets were $641.0 million and $345.5 million as of September 30, 2008 and 2007, representing an increase of 85.5%, or $295.5 million. Our cash and cash equivalents were $267.7 million and $168.8 million, as of September 30, 2008 and 2007, representing an increase of 58.6%, or $98.9 million. Our cash increase was primarily due to $249.6 million in net proceeds from the purchase of 6.4 million shares of our common stock by American Express. This increase was offset by the use of funds for the Gelco Acquisition and repurchases of our common stock. Our cash flow activity is described in more detail in the Liquidity and Capital Resources section below. Our accounts receivable balances, net of allowances of $5.5 million and $2.8 million, were $38.5 million and $31.5 million, as of September 30, 2008 and 2007, representing an increase of 22.3%, or $7.0 million. The increase was primarily due to the $9.9 million of accounts receivable acquired in the Gelco Acquisition. Net property and equipment was $32.3 million and $24.1 million, as of September 30, 2008 and 2007, an increase of $8.2 million, this was primarily due to $10.0 million of property, plant and equipment acquired in the Gelco Acquisition.

Our total current liabilities were $86.5 million and $43.0 million as of September 30, 2008 and 2007, representing an increase of 101.2%, or $43.5 million. This increase was primarily due to $22.5 million of customer funding liability, and increases of $9.5 million in the current portion of our deferred revenues, $6.8 million in accrued compensation and $1.3 million of acquisition related liabilities.

Our common stock and additional paid in capital totaled $679.5 million and $445.3 million as of September 30, 2008 and 2007, an increase of 52.6%, or $234.2 million. The increase was primarily due to $249.6 million in net proceeds from the purchase of 6.4 million shares of our common stock by American Express, which was partially offset by the $43.8 million used to repurchase shares of our outstanding common stock.

Liquidity and Capital Resources

On July 29, 2008, we entered into a strategic alliance with American Express that is designed to expand our market presence and broaden our distribution capacity. Through this marketing partnership, we will exclusively promote American Express’s Corporate Cards to our clients and American Express agreed to exclusively promote Concur® Expense to its corporate clients and prospects worldwide. American Express also purchased 6.4 million shares of newly issued Concur common stock, representing 13% of the outstanding common equity in

Concur post-issuance, at a price per share of $39.27, for $249.6 million in net proceeds. American Express also received a warrant in connection with its stock purchase, under which it has the right to purchase 1.28 million shares of our common stock at any time during the next two years, at $39.27 per share.

Our available sources of liquidity as of September 30, 2008 consisted principally of cash and cash equivalents totaling $267.7 million. We also have a revolving credit line available, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, and systems development and programming costs. Operating activities provided $63.8 million, $32.2 million and $11.4 million in 2008, 2007 and 2006. The increase in cash provided by operating activities during 2008 compared to 2007 was driven by higher net income and an increase in cash flows from operating income. The increase in cash provided by operating activities during 2007 compared to 2006 was driven by depreciation, share-based compensation and deferred income taxes.

Our investing activities used $175.2 million, $20.7 million and $31.3 million in 2008, 2007 and 2006. Investing activities included $163.2 million in payments related to the Gelco Acquisition in 2008, and the final settlement of acquisition related liabilities related to our acquisition of Outtask in 2006. Investing activities for 2007 and 2006 included the use of $8.2 million and $21.9 million for the acquisition of Outtask. Purchases of property and equipment totaled $13.0 million, $12.5 million and $9.9 million in 2008, 2007 and 2006. These amounts consisted mainly of computer equipment and software purchases and leasehold improvements, as well as amounts capitalized for the development of software used internally, as described in more detail in Results of Operations—Expenses—Systems Development and Programming Costs, above. The change in customer funding liabilities resulted in an increase in cash provided of $1.4 million for 2008.

Our financing activities provided $211.1 million, $140.4 million and $19.9 million in 2008, 2007 and 2006. Proceeds from financing activities in 2008 included the sale of 6.4 million shares of newly issued Concur common stock to American Express for $249.6 million in net proceeds. Financing activities in 2007 included $144.9 million in net proceeds from the public stock offering of 5.4 million shares of Concur common stock. Other increases in 2008, 2007 and 2006 include the proceeds received from the exercise of stock options under our stock-based compensation plans of $11.2 million, $8.1 million and $4.8 million and the sale of stock under our employee stock purchase plans of $1.2 million, $0.8 million and $0.8 million. These amounts were partially offset by the net repayment of debt of $7.0 million and $11.5 million in 2008 and 2007, and net borrowing of $16.7 million in 2006. In addition we used $43.8 million, $1.9 million and $2.5 million for the repurchase of 1,418 shares, 114 shares and 200 shares of common stock in 2008, 2007 and 2006.

On June 1, 2007, we terminated our $22.0 million secured agreement with a financial institution and we rolled our outstanding principal balance of $11.0 million into a new Credit Agreement (“Credit Agreement”) with a different financial institution. The Credit Agreement provided for a revolving loan for up to $50 million and expires in June 2010, or on such earlier date as provided in the Credit Agreement. At our option, the interest rate on the revolving loan is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. We granted security interests in substantially all of our assets as collateral for the loans under the Credit Agreement. The Credit Agreement required compliance with certain covenants, which limit, among other things, our ability to consummate a sale of assets, make changes in our capital structure or pay out dividends. As of September 30, 2007, we had an outstanding balance on the Credit Agreement of $5.4 million. The outstanding balance on our Credit Agreement matures in June 2010.

On October 1, 2007, we amended and restated our Credit Agreement (“Amended Credit Agreement”), increased the maximum size of the revolving credit facility to $70.0 million and extended the expiration to September 2012, or on such earlier date as provided in the Amended Credit Agreement. In addition, on October 1, 2007, we incurred additional indebtedness in the aggregate principal amount of $19.5 million under the Amended Credit Agreement in connection with the Gelco Acquisition.

As of September 30, 2008 and 2007, we were in compliance with all loan covenants under the terms of the Amended Credit Agreement and Credit Agreement. As of September 30, 2008, we had no outstanding borrowings under the revolving credit facility.

As of October 1, 2007, our Board of Directors had authorized a stock repurchase program (“Repurchase Program”) that allowed Concur to repurchase up to 4.0 million shares that comprised 2.0 million shares in January 2005 and 2.0 million shares in September 2006, which both expire in January 2009. During 2008, we exhausted the January 2005, authorization for 2.0 million shares. In July 2008, our Board of Directors increased the amount of shares eligible for repurchase in the September 2006, authorization from 2.0 million to 5.0 million and extended the Repurchase Program for an additional two year period expiring in January 2011. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of September 30, 2008, 4.2 million shares remained eligible for repurchase under the Repurchase Program.

In September 2007, we filed a shelf registration statement on Form S-3 with the SEC, pursuant to which, on September 28, 2007, we issued 5.4 million shares of our common stock for $144.9 million, net of transaction costs.

We believe our cash and cash equivalents and amounts available under our credit facilities, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs and capital expenditures for at least the next 12 months. In the longer term, or if we decide to acquire assets or businesses, we may require additional funds and may seek to raise such additional funds through private or public sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements or other available means. There can be no assurances that any such funds will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.

The following table summarizes our outstanding contractual obligations as of September 30, 2008:

Years ended September 30,	Capital Leases	Operating Leases	Purchase Obligations
2009	$1,505	$2,355	$1,805
2010	1,129	2,244	686
2011	199	2,037	253
2012	—	2,001	—
2013	—	1,260	—
2014 and thereafter	—	468	—

Total	$2,833	$10,365	$2,744

Capital Leases

We lease equipment, some of which are required to be capitalized if they meet certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. Amounts for operating leases do not include certain operating expenses under these leases such as common area maintenance. Our rent expense, excluding expenses under our leases such as common area maintenance, for 2008, 2007 and 2006, was $2.9 million, $1.9 million and $1.7 million.

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

Revenue Recognition

We generate our revenues from the delivery of subscription services (which include software maintenance services), and to a lesser degree, consulting services and the sale of software licenses. We recognize revenues in accordance with accounting standards for software and service companies.

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

Share-based Compensation

Our equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely on our equity compensation plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, Share-based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the year ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123and compensation expense for all share-based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Under the provisions of SFAS 123R, our Employee Stock Purchase Plan is deemed non-compensatory.

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

As of September 30, 2008, we believe it is more likely than not that the amount of the deferred tax assets recorded on our Balance Sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not probable.

On October 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 gives guidance related to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks.

Interest Rate Risk. We have borrowing arrangements with variable rates of interest. We also maintain cash in highly liquid investment vehicles including money market accounts that bear interest at variable overnight or short term rates. Variable interest rate investment and debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in cash flows resulting from a hypothetical 100 basis point increase in interest rates.

As discussed in Note 5 of Notes to Financial Statements, our credit facility bears interest at floating rates we select under the terms of the Amended Credit Agreement. As of September 30, 2008, we had no outstanding balance on the credit agreement. The credit facility is not hedged with an interest rate swap.

Foreign Currency Risk. We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would not have a material impact on our cash flows or financial instruments that are sensitive to foreign currency exchange risk.

Derivatives. We do not use derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Concur Technologies, Inc.

Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm	39

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	41

Income Statements for the years ended September 30, 2008, 2007 and 2006	42

Balance Sheets as of September 30, 2008 and 2007	43

Stockholders’ Equity Statements for the years ended September 30, 2008, 2007 and 2006	44

Cash Flow Statements for the years ended September 30, 2008, 2007 and 2006	45

Notes to Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Concur Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Concur Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2008. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concur Technologies, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Concur Technologies, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 19, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Seattle, Washington

November 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Concur Technologies, Inc.

We have audited Concur Technologies, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2008 and our report dated November 19, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington

November 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Concur Technologies, Inc. and Subsidiaries

Redmond, WA

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Concur Technologies, Inc. and subsidiaries (the “Company”) for the year ended September 30, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Concur Technologies, Inc. and subsidiaries for the year ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Seattle, WA

December 14, 2006

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

	Year ended September 30,
	2008	2007	2006
Revenues:
Subscription	$206,304	$115,996	$80,501
Consulting and other	9,187	13,111	16,644

Total revenues	215,491	129,107	97,145

Expenses (1):
Cost of operations	68,378	43,711	37,846
Sales and marketing	59,912	34,154	22,907
Systems development and programming	22,974	15,866	12,445
General and administrative	31,371	18,759	14,458
Amortization of intangible assets	6,196	2,965	2,420

Total expenses	188,831	115,455	90,076

Operating income	26,660	13,652	7,069

Other income (expense):
Interest income	1,720	897	512
Interest expense	(1,417)	(1,240)	(962)
Other, net	(486)	231	72

Total other expense, net	(183)	(112)	(378)

Income before income tax	26,477	13,540	6,691

Income tax expense (benefit)	9,293	5,315	(27,465)

Net income	$17,184	$8,225	$34,156

Net income per share:
Basic	$0.39	$0.22	$0.97
Diluted	0.35	0.20	0.87

Weighted average shares used in computing net income per share:
Basic	44,607	37,443	35,056
Diluted	48,459	41,033	39,150

(1) Includes share-based compensation as follows:
Cost of operations	$1,688	$1,304	$1,200
Sales and marketing	3,404	1,894	1,608
Systems development and programming	1,149	883	467
General and administrative	2,738	1,671	1,584

Total share-based compensation	$8,979	$5,752	$4,859

See notes to Financial Statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amounts)

	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$267,725	$168,835
Restricted cash	3,055	—
Accounts receivable, net of allowance of $5,543 and $2,766	38,479	31,460
Prepaid expenses	3,160	1,797
Current portion of deferred income taxes	14,289	2,657
Other current assets	14,104	8,448

Total current assets	340,812	213,197
Property and equipment, net	32,304	24,066
Deposits and other long-term assets	16,067	12,223
Intangible assets, net	39,108	10,604
Deferred income taxes, net of current portion	47,257	28,264
Goodwill	165,471	57,128

Total assets	$641,019	$345,482

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,198	$4,193
Customer funding liabilities	22,470	—
Accrued compensation	18,308	11,492
Acquisition-related liabilities	2,036	700
Other accrued liabilities	8,014	4,655
Current portion of long-term debt	1,505	—
Current portion of deferred rent	428	399
Current portion of deferred revenues	29,572	21,560

Total current liabilities	86,531	42,999
Long-term debt, net of current portion	1,328	5,369
Deferred rent, net of current portion	2,126	2,428
Deferred revenues, net of current portion	12,511	10,326
Long-term tax liabilities	3,985	—

Total liabilities	106,481	61,122

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	—	—
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	50	44
Authorized shares: 60,000
Shares issued and outstanding: 50,286 and 43,699
Additional paid-in capital	679,526	445,324
Accumulated deficit	(144,828)	(162,012)
Accumulated other comprehensive (expense) income	(210)	1,004

Total stockholders’ equity	534,538	284,360

Total liabilities and stockholders’ equity	$641,019	$345,482

See notes to Financial Statements.

Concur Technologies, Inc.

Stockholders’ Equity Statements

(In thousands)

	Common Stock		Common Stock Issuable Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Expense)	Total Stockholders’ Equity
	Shares	Amount
Balance as of September 30, 2005	33,216	$33	—	$235,025	$(204,393)	$27	$30,692

Common stock repurchased	(200)	—	—	(2,451)	—	—	(2,451)
Common stock issued:
Employee Stock Purchase Plan	60	—	—	819	—	—	819
Stock option exercises	1,344	1	—	4,835	—	—	4,836
Share-based compensation expense	—	—	—	5,081	—	—	5,081
Issuance of common stock in connection with acquisition, net	1,722	2	—	39,924	—	—	39,926
Shares issuable for acquisition of Outtask, Inc	—	—	284	4,149	—	—	4,149
Foreign currency translation adjustment gain	—	—	—	—	—	186	186
Net Income	—	—	—	—	34,156	—	34,156

Balance as of September 30, 2006	36,142	36	284	287,382	(170,237)	213	117,394

Common stock repurchased	(114)	—	—	(1,853)	—	—	(1,853)
Common stock issued:
Employee Stock Purchase Plan	48	—	—	806	—	—	806
Stock option exercises and vesting of restricted stock units	1,934	2	—	8,075	—	—	8,077
Equity offering, net of issue costs	5,405	6	—	144,861	—	—	144,867
Acquisition of Outtask, Inc.	284	—	(284)	—	—	—	—
Share-based compensation expense	—	—	—	6,053	—	—	6,053
Foreign currency translation adjustment gain	—	—	—	—	—	791	791
Net Income	—	—	—	—	8,225	—	8,225

Balance as of September 30, 2007	43,699	44	—	445,324	(162,012)	1,004	284,360

Common stock repurchased	(1,418)	(1)	—	(43,762)	—	—	(43,763)
Common stock issued:
Employee Stock Purchase Plan	34	—	—	1,175	—	—	1,175
Stock option exercises and vesting of restricted stock units	1,571	1	—	12,655	—	—	12,656
Equity issued to American Express, net of issue costs	6,400	6	—	237,448	—	—	237,454
Warrant issued to American Express	—	—	—	12,286	—	—	12,286
Tax Benefit from stock option exercises	—	—	—	5,074	—	—	5,074
Share-based compensation expense	—	—	—	9,326	—	—	9,326
Foreign currency translation adjustment loss	—	—	—	—	—	(1,214)	(1,214)
Net Income	—	—	—	—	17,184	—	17,184

Balance as of September 30, 2008	50,286	$50	—	$679,526	$(144,828)	$(210)	$534,538

See notes to Financial Statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

	Year Ended September 30,
	2008	2007	2006
Operating activities:
Net income	$17,184	$8,225	$34,156
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	6,196	2,965	2,420
Depreciation	15,080	9,048	5,316
Allowance for uncollectible accounts receivable	1,473	1,300	1,565
Share-based compensation expense	8,979	5,752	4,859
Deferred income taxes	9,108	5,177	(27,598)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	1,347	(9,947)	(8,760)
Prepaid expenses and other assets	(5,511)	(6,572)	(4,090)
Accounts payable	(272)	1,564	1,101
Accrued liabilities	1,224	6,984	(452)
Deferred revenues	9,013	7,680	2,840

Net cash provided by operating activities	63,821	32,176	11,357

Investing activities:
(Increase) decrease in restricted cash	(405)	—	500
Net increase in customer funding liabilities	1,392	—	—
Purchases of property and equipment	(13,040)	(12,508)	(9,933)
Payments for acquisition, net of cash acquired	(163,178)	(8,225)	(21,900)

Net cash used in investing activities	(175,231)	(20,733)	(31,333)

Financing activities:
Net proceeds from issuance of common stock	249,590	144,867	—
Net proceeds from share-based equity award activity	11,155	8,076	4,836
Proceeds from employee stock purchase plan activity	1,175	806	819
Payments on repurchase of common stock	(43,763)	(1,853)	(2,451)
Net (repayments) proceeds from borrowings	(5,370)	11,369	18,000
Repayments on borrowings and capital leases	(1,671)	(22,832)	(1,293)

Net cash provided by financing activities	211,116	140,433	19,911

Effect of foreign currency exchange rate changes on cash and cash equivalents	(816)	625	197

Net increase in cash and cash equivalents	98,890	152,501	132
Cash and cash equivalents at beginning of year	168,835	16,334	16,202

Cash and cash equivalents at end of year	$267,725	$168,835	$16,334

Supplemental cash flow information:
Cash paid for interest	$966	$1,110	$800
Common stock and options issued in connection with acquisition	—	—	39,900
Common stock issuable in connection with acquisition	—	—	4,149
Income tax payments, net	616	248	209
Cash payable for acquisition	—	—	6,250
Cash payable for transaction costs related to common stock issue	—	705	—

See notes to Financial Statements.

Concur Technologies, Inc.

Notes to Financial Statements

September 30, 2008

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

Gelco Acquisition

On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. and its subsidiaries, including Gelco Information Network, Inc. (collectively, “Gelco”), pursuant to the Agreement and Plan of Merger, dated July 27, 2007, between Concur and H-G Holdings, Inc. (“Merger Agreement”). Gelco’s suite of solutions included ExpenseLink and Travel Manager. Gelco provided a flexible on-demand expense management solution that enabled organizations to control costs by gaining processing efficiencies, capturing spending data for analysis and ensuring policy compliance. Gelco offered different levels of outsourcing and was capable of providing a full range of services to streamline the expense management process, including: expense data capture, multi-currency reimbursement, card payment processing, reporting and analysis, receipt imaging and management, and auditing. In addition, Gelco’s ExpenseLink offered customer payment processing services and enhanced auditing and analytics features that were complementary to our offerings. We refer to this acquisition as the “Gelco Acquisition.”

Securities Purchase Agreement

In July 2008, we entered into a strategic alliance with American Express Travel Related Services, Inc. (“American Express”) that will expand our market presence and broaden our distribution capacity. Through this marketing partnership, we will exclusively promote American Express’s Corporate Cards to our clients and American Express will exclusively promote Concur® Expense to its corporate clients and prospects worldwide.

American Express has also purchased 6.4 million shares of newly issued Concur common stock, representing 13% post issuance of the currently outstanding common equity voting interest in Concur, at a price per share of $39.27, for $249.6 million in net proceeds. American Express also received a warrant in connection with its stock purchase, under which American Express has the right to purchase an additional 1.28 million shares of our common stock at any time during the next two years, at $39.27 per share. Of the net proceeds of $249.6 million, we allocated $12.3 million to the warrant based on estimated fair value using the Black-Scholes option pricing model.

Segment Information

We operate in and report on one segment, Employee Spend Management solutions, based upon the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

Principles of Consolidation

These financial statements include the accounts of Concur and its wholly-owned subsidiaries on a consolidated basis. All intercompany accounts and transactions were eliminated in consolidation. We report our financial statements on a fiscal year basis that starts on October 1 and ends on September 30. Throughout these financial statements, we refer to our fiscal years ending September 30, 2006 to 2010, as “2006,” “2007,” “2008,” “2009” and “2010.”

Use of Estimates

We prepared our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) which requires us to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include the determination of certain provisions, including allowances for accounts receivable, product warranties, estimating useful lives of property and equipment, valuing and estimating useful lives of intangible assets, valuing assets and liabilities acquired through business combinations, deferring certain revenues and costs, estimating expected lives of customer relationships, valuation of share-based compensation and estimating tax valuation allowances.

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

Revenue Recognition

We generate our revenues from the delivery of subscription services (which include software maintenance services), and to a lesser degree, consulting services, and the sale of software licenses. We recognize revenues in accordance with accounting standards for software and service companies.

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

Internal-Use Software

We capitalize certain costs of software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll, benefits and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects. As of September 30, 2008 and 2007, capitalized internal-use software costs, net of amortization, totaled $14.8 million and $12.5 million. These capitalized costs are being ratably amortized, using the straight-line method, over the estimated useful lives of the related applications which typically range from two to five years. The capitalized costs are included in property and equipment, net on our Balance Sheet.

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

Share-based Compensation

Our equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We rely on our equity compensation plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On October 1, 2005, we adopted the provisions of SFAS 123R, Share-based Payment (“SFAS 123R”), requiring us to recognize expenses related to the fair value of our share-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the year ended September 30, 2007 and 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-based Compensation (“SFAS123”), and compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, we capitalize the portion of our share-based compensation attributed to internally developed software and defer the portion of our share-based compensation associated with activities that generate deferred revenue. Under the provisions of SFAS 123R, our Employee Stock Purchase Plan is deemed non-compensatory. See Note 9 for further detail, including the impact of the adoption of SFAS 123R to our Income Statements.

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

On October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 gives guidance related to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Cash and Cash Equivalents

Highly liquid financial instruments purchased with maturities of three months or less at the date of purchase are reported as cash equivalents.

Fair Values of Financial Instruments

We have the following financial instruments: cash equivalents, restricted cash, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable and long-term debt approximates fair value based on the liquidity of these financial instruments and/or based on their short-term nature, and, for long-term debt the variable interest rate approximates market.

Systems Development and Programming Costs

Systems development and programming costs associated with computer software products to be licensed, sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a working model; thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product, with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and as a result no significant development costs have been incurred during those periods. Accordingly, we have not capitalized any systems development and programming costs to date associated with computer software products to be licensed, sold, leased or otherwise marketed.

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

Advertising and Marketing Costs

Costs of marketing materials and advertising expenditures are charged to operations when the materials are used or the advertising is first released. Advertising costs for 2008, 2007 and 2006, were $2,714, $1,294 and $488.

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

Deferred Revenues and Deferred Costs

As described above in our Revenue Recognition Policy, we defer certain revenues and related direct and incremental costs and recognize them ratably over the applicable service period. We categorize deferred revenues and deferred costs on our Balance Sheet as current if we expect to recognize such revenue or cost within the following twelve months.

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

Net Income Per Share

We calculate basic net income per share by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted net income per share by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect from share-based compensation plans and warrants during the period, under the treasury stock method. The computation of basic and diluted net income per share is as follows:

	Year ended September 30,
	2008	2007	2006
Net income	$17,184	$8,225	$34,156
Weighted average number of shares outstanding:
Basic	44,607	37,443	35,056
Dilutive effect of share-based equity award plans (1)	3,852	3,590	4,094

Diluted	48,459	41,033	39,150

Net income per share available to common stockholders:
Basic	$0.39	$0.22	$0.97
Diluted	0.35	0.20	0.87

(1)	For 2008, 2007 and 2006, we excluded 0 options, 369 options and 817 options to purchase our common stock from the calculations of diluted net income per share because the exercise price for those options was above the average market price of our stock and including these options in the diluted net income per share calculation would have had an anti-dilutive effect.

Concentrations of Credit Risk

Financial instruments that potentially subject Concur to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. These instruments are generally unsecured and uninsured. We maintain the majority of our cash balances with a few financial institutions. Accounts receivable are typically unsecured and are from revenues earned from customers across different geographic areas, primarily located in the United States, operating in a wide variety of industries. No single customer accounted for greater than 10% of our revenues in any of the periods presented. No customer represented greater than 10% of outstanding trade accounts receivable at either September 30, 2008 or 2007. We typically do not require collateral or other security to support credit sales but provide allowances for sales and doubtful accounts based on historical experience and specific identification.

Foreign Currency Translation

We have subsidiaries located in the United Kingdom and Australia. The functional currency of each foreign subsidiary is the local currency in the country in which the subsidiary is located. We translate assets and liabilities denominated in foreign currencies to U.S. dollars at the exchange rate in effect on the Balance Sheet date. We translate revenues and expenses using average rates of exchange during the period in which the transactions occurred. Translation adjustments resulting from this process are included in other comprehensive income (loss). Gains and losses on foreign currency transactions are included in our Income Statements as incurred and were insignificant for all periods presented.

Recently Adopted Accounting Standards

Accounting for Uncertainty in Income Taxes

On October 1, 2007, we adopted FIN 48. As a result of the adoption of FIN 48, we recognized approximately $4.0 million in liability for uncertain tax positions, all of which was accounted for as an increase to the October 1, 2007, balance of goodwill as the underlying tax positions related to business combinations.

Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS 157 in the first quarter of 2009; however, FSP 157-2 delays the effective date for certain items to the first quarter of 2010 We do not believe that SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS 159 in the first quarter of 2009. We do not believe that SFAS 159 will have a material impact on our financial statements.

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

Note 2. Business Combinations

Gelco Acquisition

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

Our purchase price for the Gelco Acquisition was $168.0 million. We made cash payments of $162.5 million related to the Gelco Acquisition during 2008. As of September 30, 2008, acquisition-related liabilities of $2.0 million remained on our balance sheet for the Gelco Acquisition.

In accordance with the terms of the Merger Agreement, $16.0 million was held in escrows as of September 30, 2008, and will be released to Concur or to the shareholders of Gelco as specified in the Merger Agreement.

Purchase Price Allocation

Our purchase price allocation of Gelco’s net tangible and identifiable intangible assets is based upon the estimated fair value of those assets as of October 1, 2007. We allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the allocation of the total purchase price consideration:

Purchase Price (in millions)
Cash and cash equivalents	$3.5
Restricted cash	2.7
Accounts receivable	9.9
Prepaid and other current assets	2.6
Property and equipment	10.0
Goodwill	108.3
Deferred income tax assets	34.8
Other intangible assets	34.7

Total assets	206.5

Accounts payable	(0.3)
Customer funding liabilities	(21.5)
Other accrued liabilities	(7.1)
Long-term tax liabilities	(4.0)
Deferred revenue	(1.2)
Capital leases	(4.4)

Total liabilities	(38.5)

Total	$168.0

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

Intangible Assets

We recorded $108.3 million of goodwill, which includes a reduction of $30.8 million related to the valuation allowance for deferred tax assets as a result of the expected increase in earnings due to the Gelco Acquisition. In addition, we recorded $34.7 million of acquired intangible assets in our financial statements. The acquired intangible assets include $27.9 million of customer relationships with an expected life of 11 years, $6.5 million of technology-based intangible assets with an expected useful life of four years and $0.3 million of other intangible assets with an expected life of two years.

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for Concur and Gelco, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The unaudited pro forma financial information combines the results of Concur and Gelco for 2007 and 2006. The following table presents the pro forma financial information for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented:

	Year Ended September 30,
Pro Forma Results	2007	2006
Revenues	$181,473	$152,041
Net Income	1,594	23,497
Net income per diluted share	$0.03	$0.53

During 2007, Gelco incurred legal fees and settlement costs of $3.5 million to settle all claims associated with a lawsuit with a former stockholder.

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

In February 2007, we made a cash payment of $7.8 million to the shareholders of Outtask, which included $6.3 million for the contingent consideration and we issued 284 shares of common stock previously recorded as common stock issuable. As of September 30, 2007, $700 of cash consideration was held back and recorded in acquisition-related liabilities on our balance sheet. This cash consideration was paid during 2008.

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

Purchase Price Allocation
(in millions)
Cash and cash equivalents	$1.5
Accounts receivable	3.2
Property and equipment	0.7
Goodwill	53.4
Reduction of valuation allowance on long-term deferred income tax assets as a result of the acquisition	8.5
Other intangible assets	13.9
Accounts payable	(0.1)
Accrued expenses	(3.5)
Deferred revenue	(0.8)

Total	$76.8

Description	Fair Value	Accumulated Amortization	Net Book Value as of September 30, 2008	Weighted Average Useful Life (in years)
Trade name and trademarks	$200	$200	$—	—
Technology	6,200	2,950	3,250	5.5
Non-compete agreements	200	200	—	—
Customer relationships	7,300	1,830	5,470	10.8

Total	$13,900	$5,180	$8,720

Tangible Assets Acquired and Liabilities Assumed

We have estimated the fair value of certain tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the allowance for doubtful accounts, deferred revenues and deferred taxes.

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for Concur and Outtask on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented. Concur’s results of operations for the year ended September 30, 2006, included the results of Outtask since January 23, 2006, the date of acquisition. The unaudited pro forma financial information for the year ended September 30, 2006, combines Concur’s results with the results of Outtask for the period from

October 1, 2005, through January 22, 2006. The pro forma financial information below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition would have taken place at the beginning of the period presented:

Pro Forma Results	Year Ended September 30, 2006
Revenues	$101,969
Net income	33,122
Net income per share	$0.83

Note 3. Property and Equipment

Our property and equipment as of September 30, 2008 and 2007 consisted of the following:

	September 30,
	2008	2007
Land and building	$5,490	$—
Computer hardware	16,170	11,309
Computer software	36,101	27,982
Furniture and equipment	1,249	1,224
Leasehold improvements	5,014	4,935

Property and equipment, gross	64,024	45,450
Less: accumulated depreciation	(31,720)	(21,384)

Property and equipment, net	$32,304	$24,066

Fixed assets under capital leases, net of accumulated depreciation for September 30, 2008 and 2007 were $1,547 and $0.

On October 1, 2007, the Gelco Acquisition contributed the following property and equipment:

Property and Equipment	October 1, 2007
Land and building	$5,350
Computer hardware	3,934
Computer software	628
Furniture and equipment	59

Property and equipment, net	$9,971

On October 1, 2007, the Gelco Acquisition contributed $3,934 in fixed assets under capital leases, net of accumulated depreciation.

Note 4. Intangible Assets

Amortization of intangible assets represents the allocation of intangible assets from acquisitions. The gross and net carrying amounts of the acquired intangible assets as of September 30, 2008 and 2007, were as follows:

	September 30,
Intangible assets	2008	2007
Gross carrying amount	$48,600	$19,600
Accumulated amortization	(9,492)	(8,996)

Intangible asset, net	$39,108	$10,604

The following table presents the components of our intangible assets as of September 30, 2008.

Description	Fair Value	Accumulated Amortization	Net Book Value as of September 30, 2008	Weighted Average Useful Life (in years)
Trade name and trademarks	$200	$200	$—	—
Technology	12,700	4,576	8,124	4.8
Non-compete agreements	500	350	150	2.0
Customer relationships	35,200	4,366	30,834	11.0

Total	$48,600	$9,492	$39,108

The related amortization expense reflected in our income statements for 2008, 2007 and 2006 were $6.2 million, $3.0 million and $2.4 million.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Years ending September 30,	Amortization of Intangible Assets
2009	$6,165
2010	5,933
2011	5,588
2012	3,445
2013	3,213
Thereafter	14,764

Total	$39,108

Note 5. Long-Term Debt

Our debt outstanding as of September 30, 2008 and 2007 consisted of:

	September 30, 2008			September 30, 2007
Debt	Current	Long-term	Total	Current	Long-term	Total
Capital leases	$1,505	$1,328	$2,833	$—	$—	$—
Revolving credit facility	—	—	—	—	5,369	5,369

Total debt	$1,505	$1,328	$2,833	$—	$5,369	$5,369

On June 1, 2007, we terminated our $22.0 million secured agreement with a financial institution and we rolled our outstanding principal balance of $11.0 million into a new Credit Agreement (“Credit Agreement”) with a different financial institution. The Credit Agreement provided for a revolving loan for up to $50 million and expires in June 2010, or on such earlier date as provided in the Credit Agreement. At our option, the interest rate on the revolving loan is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. We granted security interests in substantially all of our assets as collateral for the loans under the Credit Agreement. The Credit Agreement required compliance with certain covenants, which limit, among other things, our ability to consummate a sale of assets, make changes in our capital structure or pay out dividends. As of September 30, 2007, we had an outstanding balance on the Credit Agreement of $5.4 million. The outstanding balance matures in June 2010.

On October 1, 2007, we amended and restated our Credit Agreement (“Amended Credit Agreement”) and incurred additional indebtedness in the aggregate principal amount of $19.5 million under the Amended Credit Agreement, which increased the revolving facility to up to $70.0 million and expires in September 2012, or on such earlier date as provided in the Amended Credit Agreement. Such additional indebtedness was used to finance a portion of the total consideration paid at the closing of the Gelco Acquisition on October 1, 2007.

As of September 30, 2008 and 2007, we were in compliance with all loan covenants under the terms of the Amended Credit Agreement and Credit Agreement. As of September 30, 2008, we had no outstanding borrowings under the revolving credit facility.

Note 6. Income Taxes

Our income tax expense is based on pretax financial accounting income. We determine deferred tax assets and liabilities based on the difference between the GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the years ended September 30, 2008, 2007 and 2006, income before income taxes and the income tax expense (benefit) consisted of the following:

	Year ended September 30,
	2008	2007	2006
Current income taxes:
Federal	$151	$138	$133
State and local	—	—	—
Foreign	34	—	—

Current income tax expense	185	138	133

Deferred income taxes:
Federal	12,274	4,935	(26,375)
State and local	(3,166)	242	(1,223)
Foreign	—	—	—

Deferred income tax expense (benefit):	9,108	5,177	(27,598)

Income tax expense (benefit)	$9,293	$5,315	$(27,465)

A reconciliation of our effective income tax rate on income before taxes with the federal statutory rate is as follows:

	Year ended September 30,
	2008	2007	2006
Statutory rate	35.0%	34.0%	34.0%
State and local taxes, net of federal income taxes	1.1	3.1	4.7
Amounts not deductible for tax purposes	1.3	1.6	2.4
Non-deductible Incentive Stock Option share-based compensation	(0.2)	3.7	13.4
In-process Research and Development	(1.5)	—	—
Foreign rate differentials	(0.1)	(0.4)	1.6
Expiration of foreign net operating losses	—	—	21.1
Expiration of state net operating losses	—	—	7.7
Change in valuation allowance	(0.5)	(2.8)	(495.4)

Effective tax rate	35.1%	39.2%	(410.5)%

Our deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for the future tax benefit of net operating losses and tax credit carryforwards. Significant components of our deferred tax assets and liabilities as of September 30, 2008 and 2007 are as follows:

	September 30,
	2008	2007
Deferred tax assets:
Domestic net operating loss carryforwards	$58,122	$90,363
Foreign net operating loss carryforwards	2,449	2,555
Tax credit carryforwards	6,422	6,655
Deferred revenue	15,132	11,699
Other	12,616	5,049

Total deferred tax assets	94,741	116,321

Deferred tax liabilities:
Intangible assets	(13,585)	(3,515)
Deferred costs	(9,408)	(6,867)
Property and equipment	(9,619)	(5,408)
Other	(177)	(89)

Total deferred tax liabilities	(32,789)	(15,879)

Net deferred tax asset	61,952	100,442
Less: valuation allowance	(406)	(69,521)

Net deferred tax asset	$61,546	$30,921

SFAS No. 109, Accounting for Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We believe, based on factors including, but not limited to, our significant financial and tax loss history, forecasts of financial and taxable income or loss by jurisdiction, the estimated impact of future stock option deductions, possible tax planning strategies and the expiration dates and amounts of net operating loss carryforwards, that it is more likely than not that a portion of the deferred tax asset as of September 30, 2008, will be realized in the future. As of September 30, 2008, we continue to maintain a valuation allowance of $0.4 million against the deferred tax asset related to certain foreign operations. We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

The net decreases in the valuation allowance for 2008, 2007 and 2006 were $69.1 million, $8.6 million and $31.1 million. The reduction in the valuation allowance in 2008 was due to the expected future earnings of our combined operations following the Gelco Acquisition and reductions to Net Operating Loss Carryforwards, which the company determined were subject to Internal Revenue Code Section 382 limitations. The reduction in the valuation allowance in 2007 related to a purchase price allocation adjustment attributable to the Outtask acquisition. The reduction in the valuation allowance in 2006 was due to expected future earnings.

When realization of the deferred tax asset related to certain foreign operations is more likely than not to occur, the benefit related to the valuation allowance release attributable to these deferred tax assets will be taken into income tax expense.

As of September 30, 2008, we had total federal net operating loss carryforwards in the amount of $156.8 million, which will expire in the years 2009 to 2027. We had total state net operating loss carryforwards in the amount of $45.5 million, which will expire in the years 2009 to 2027, with $467 expiring in 2009, and $2.0 million expiring in 2010. As of September 30, 2008, we had total foreign net operating loss carryforwards in the amount of $8.2 million, which have no expiration date.

Our utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382 and similar state provisions. The annual limitations could result in the expiration of net operating losses before they can be utilized.

On October 1, 2007, we adopted FIN 48. As a result of the adoption of FIN 48, we recognized approximately $4.0 million as a liability for uncertain tax positions. Of this amount $2.8 million relates to our historical tax positions, that because of the contemporaneous release of the remaining U.S. valuation allowance upon our acquisition of Gelco, resulted in an increase to the October 1, 2007, balance of goodwill from the Gelco acquisition. Goodwill was also increased by $1.5 million for the uncertain tax positions related to Gelco’s acquisition period.

Due to our net operating loss carryover position, we have not recognized any interest or penalties associated with our uncertain tax positions. We classify interest and penalties associated with tax matters as additional interest expense and as additional penalties rather than as part of income taxes. We do not anticipate any significant changes to our unrecognized tax benefits within the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to tax examinations by tax authorities for years prior to December 31, 1994.

On October 1, 2005 we adopted SFAS No. 123R. Under SFAS No. 123R, tax attributes related to the exercise of employee stock options should not be realized until they result in a reduction of taxes payable. Pursuant to SFAS No. 123R, on a prospective basis we no longer include unrealized stock option attributes as components of our gross deferred tax assets. The gross cumulative unrealized net operating losses excluded for the years ended September 30, 2008, and September 30, 2007, were $47.8 million and $11.4 million.

Note 7. Customer Funding Liabilities

We make payments on behalf of our customers for the funding of employee expense reimbursements from amounts held in cash and cash equivalents on our balance sheet. We record our obligation to make these employee expense reimbursement payments on behalf of our customers as customer funding liabilities. As of September 30, 2008, we had $22.5 million in customer funding liabilities. Some of our customers require that we maintain restricted bank accounts for the funding of employee expense reimbursements that we will make on their behalf. Amounts held in these accounts are recorded as restricted cash.

Note 8. Contractual Obligations

Our future minimum commitments under non-cancelable contractual obligations are as follows:

Years ended September 30,	Capital Leases	Operating Leases	Purchase Obligations
2009	$1,505	$2,355	$1,805
2010	1,129	2,244	686
2011	199	2,037	253
2012	—	2,001	—
2013	—	1,260	—
2014 and thereafter	—	468	—

Total	$2,833	$10,365	$2,744

Capital Leases

We lease equipment, some of which are required to be capitalized if they meet certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. Amounts for operating leases do not include certain operating expenses under these leases such as common area maintenance. Our rent expense for 2008, 2007 and 2006, excluding expenses under our leases such as common area maintenance, was $2.9 million, $1.9 million and $1.7 million.

Purchase Obligations

We have future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription service offerings.

Note 9. Equity Plans and Employee Stock Purchase Plan

Our Board of Directors has adopted the following plans:

•

The 1998 Equity Incentive Plan (“1998 Plan”), the 1998 Director Stock Option Plan (“Director Plan”) and the 1998 Employee Stock Purchase Plan (“ESPP”). The 1998 Plan, as amended, authorizes issuance of up to 8.5 million shares of common stock upon the exercise of stock options under our ESPP or otherwise pursuant to the 1998 Plan. The Director Plan, as amended, authorizes issuance of up to 890 shares of common stock upon the exercise of stock options.

•

The 1999 Stock Incentive Plan (“1999 Plan”) provides for the granting of options to acquire up to 1.5 million shares of common stock and imposes a limitation on the number of such options that may be granted to officers.

•

The 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”). As of September 30, 2008, we had 2.4 million shares of common stock reserved for future grants under our Equity Plan.

Our 1998 Plan and 1999 Plan included incentive stock options and non-statutory stock options granted under various plans, which were approved by the Board of Directors. Stock options under these plans generally vest one to four years after the grant date and expire ten years after the grant date. No further issuances are expected to be made under the prior share based compensation programs.

The following table presents our stock option activity:

	Year ended September 30,
	2008		2007		2006
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Balance at beginning of year	5,109	$7.73	7,126	$7.08	6,478	$6.13
Granted	—	—	—	—	2,162	7.98
Exercised	(1,498)	9.10	(1,868)	4.74	(1,345)	3.60
Forfeited or expired	(48)	11.65	(149)	14.05	(169)	9.84

Outstanding at end of year	3,563	7.10	5,109	7.73	7,126	7.08

Exercisable at end of year	3,256	6.56	4,282	6.89	5,376	5.59

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 30, 2008, for selected exercise price ranges is as follows:

	September 30, 2008
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.38 - $ 1.11	718	2.8	$0.95	718	$0.95
1.48 - 1.48	29	2.7	1.48	29	1.48
1.63 - 1.78	438	3.9	1.77	438	1.77
1.80 - 4.39	72	3.0	2.99	72	2.99
5.00 - 5.38	501	2.0	5.01	501	5.01
5.67 - 9.70	416	5.9	8.46	379	8.51
9.75 - 11.20	626	6.0	10.82	603	10.82
11.39 - 12.89	553	6.9	12.75	374	12.69
13.38 - 23.25	210	6.2	17.80	142	18.49

$ 0.38 - $23.25	3,563	4.6	$7.10	3,256	$6.56

Note 10. Share-based Compensation

Our Equity Plan provides for grants of stock options, restricted stock, stock bonuses, SARs and RSUs. As of September 30, 2008, we had 2.4 million shares of common stock reserved for future grants under our Equity Plan. We recognize compensation expense for stock options awards on a straight line basis over the requisite service period of the award.

The following table presents our share-based compensation expense resulting from stock options and RSUs that are recorded in our Income Statements for 2008, 2007 and 2006. Options issued in replacement of outstanding options to purchase shares of Outtask common stock assumed as part of the acquisition of Outtask are non-compensatory and are therefore excluded from all tables, unless otherwise noted:

	Year ended September 30,
	2008	2007	2006
Cost of operations	$1,688	$1,304	$1,200
Sales and marketing	3,404	1,894	1,608
Systems development and programming	1,149	883	467
General and administrative	2,738	1,671	1,584

Total share-based compensation	$8,979	$5,752	$4,859

Net cash proceeds from the exercise of stock options for 2008, 2007 and 2006 were $12.1 million, $8.8 million and $4.8 million. No income tax benefit was realized from stock option exercises during 2008, 2007 and 2006 due to the use of net operating loss carryforwards. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized. We would present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for 2006:

Year Ended September 30, 2006
Expected life (in years)	4.7
Interest rate	4.4%
Volatility	0.64
Dividend yield	—
Weighted average fair value per share at grant date	$7.58

We based our computation of the expected volatility for 2006 upon historical volatility, which is our expected volatility. Our computation of expected life is based on historical exercise patterns which includes expected forfeitures. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. We did not grant any stock options in 2008 and 2007.

Stock option activity for 2008 was as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic value
Outstanding as of September 30, 2007	5,109	$7.73
Granted	—	—
Exercised	(1,498)	9.10
Forfeited or expired	(48)	11.65

Outstanding as of September 30, 2008	3,563	7.10	4.58	$110,995

Exercisable as of September 30, 2008	3,256	6.56	4.34	103,230

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised for 2008, 2007 and 2006 was $46.5 million, $24.9 million and $15.8 million.

RSUs are stock awards that entitle the holder to shares of our common stock as the award vests. Our RSUs generally vest over four years, but may accelerate in certain circumstances. The compensation expense incurred for RSUs is based on the closing market price of our common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period.

RSU activity for 2008 was as follows:

	Shares	Weighted Average Fair Value
Outstanding as of September 30, 2007	284	$17.86
Granted	604	30.41
Vested and released	(96)	38.48
Cancelled	(20)	22.61

Outstanding as of September 30, 2008	772	$27.49

As of September 30, 2008, we expect total unrecognized compensation costs net of estimated forfeitures of $11.5 million, related to non-vested equity awards is expected to be recognized over a weighted average period of 1.3 years. Total fair value of options vested during 2008, 2007 and 2006 were $6.7 million, $4.4 million and $2.4 million.

Note 11. Stockholders’ Equity

Shares Reserved

As of September 30, 2008, we have 6.0 million shares reserved for future issuance, which includes 3.6 million outstanding stock options and 2.4 million shares available for grant under the Equity Plan.

Stock Repurchase Program

As of October 1, 2007, our Board of Directors had authorized a stock repurchase program (“Repurchase Program”) that allowed Concur to repurchase up to 4.0 million shares of its common stock, consisting of 2.0 million shares that had been authorized in January 2005 and 2.0 million shares that had been authorized in September 2006, both of which repurchase authorizations were scheduled to expire in January 2009. During fiscal 2008, the January 2005 authorization was exhausted. In July 2008, our Board of Directors increased the number of shares authorized to be repurchased under the Repurchase Program by 3.0 million shares, and extended the Repurchase Program to expire in January 2011. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of September 30, 2008, Concur was authorized to repurchase up to 4.2 million shares under the Repurchase Program.

We did not make any purchases of our outstanding common stock during the three months ended September 30, 2008. Subsequent to September 30, 2008 we repurchased 1.5 million shares of our outstanding common stock under the Repurchase Program.

Note 12. Comprehensive Income

The components of our comprehensive income as of September 30, 2008, 2007 and 2006, were as follows:

	Year ended September 30,
	2008	2007	2006
Net income	$17,184	$8,225	$34,156
Other comprehensive income (loss):
Foreign currency translation adjustment gain (loss)	(1,214)	791	186

Total comprehensive income	$15,970	$9,016	$34,342

Note 13. International Revenues

We license and market our products primarily in the United States and operate in a single industry segment. No single customer accounted for more than 10% of our total revenues during 2008, 2007 or 2006. Information regarding revenues by geographic region for the past three years is as follows:

	Year Ended September 30,
	2008	2007	2006
United States	$192,922	$111,679	$85,324
Europe	12,658	11,812	8,251
Other	9,911	5,616	3,570

Total revenues	$215,491	$129,107	$97,145

Note 14. Royalty Agreements

We have entered into various agreements that allow us to incorporate licensed technology into our products or that allow the right to sell separately the licensed technology. We incur royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as licensed products are sold and are included in cost of operations. These amounts for 2008, 2007 and 2006 totaled $1,083, $6 and $197.

Note 15. Contingencies

Litigation

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement had been preliminarily approved by the court. However, in December 2006, the court found that six focus cases could not be certified as class actions, but in April 2007 the court acknowledged that it might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in six focus cases in September 2007, which was withdrawn on October 10, 2008. In November 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement in principle. As part of this tentative settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the district court. We believe that we have meritorious defenses to these claims. If the tentative settlement is not implemented and the litigation continues against us, we would continue to defend against this action vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

Note 16. Retirement 401(k) Plan

Concur’s 401(k) Profit Sharing and Trust Plan (“401(k) Plan”) is a defined contribution plan that is available to employees in the United States that meet eligibility requirements. Participating employees may contribute up to 80% of their pretax gross earnings, subject to statutory limits. We reserve the right to amend the 401(k) Plan at any time. Effective April 1, 2007, an amendment to the 401(k) Plan was passed, which provided for a required employer matching contribution. For 2008 and 2007 our contribution to this plan was $708 and $125.

Note 17. Quarterly Financial Results (Unaudited)

Our summarized unaudited quarterly financial results for the years ended September 30, 2008, 2007 and 2006, are as follows:

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter		Full Year
2008
Revenue	$49,352	$53,663	$54,929		$57,547		$215,491
Operating income	5,865	6,218	7,474		7,103		26,660
Net income	3,382	3,704	4,456		5,642		17,184
Net Income per share:
Basic	$0.08	$0.08	$0.10		$0.12		$0.39
Diluted	0.07	0.08	0.09		0.11		0.35

2007
Revenue	$29,240	$30,850	$33,270		$35,747		$129,107
Operating income	2,520	3,268	3,695		4,169		13,652
Net income	993	1,345	1,761		4,126	(1)	8,225
Net Income per share:
Basic	$0.03	$0.04	$0.05		$0.11		$0.22
Diluted	0.02	0.03	0.04		0.10		0.20

2006
Revenue	$19,267	$23,513	$26,874		$27,491		$97,145
Operating income	645	1,187	2,609		2,628		7,069
Net income	648	933	31,559	(2)	1,016		34,156
Net Income per share:
Basic	$0.02	$0.03	$0.88		$0.03		$0.97
Diluted	0.02	0.02	0.79		0.03		0.87

(1)	The effective income tax rate for the year ended September 30, 2007, was 39.2% compared to 55.0% for the nine months ended June 30, 2007. The decrease in the effective rate from 55.0% to 39.2% was primarily due to changes in tax and book stock based compensation deductions and the utilization of additional net operating losses in foreign jurisdictions on which a full valuation allowance is maintained.

(2)	We released $29.1 million of reserves against our deferred tax assets in the third quarter of 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 8, 2007, Deloitte & Touche LLP (“D&T”) was dismissed as our independent registered public accounting firm.

In connection with D&T’s audits for the year ended September 30, 2006 and in the subsequent interim periods through January 8, 2007, there had been no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make reference thereto in their reports on financial statements for such years, except that in connection with the 2006 audit, D&T and Concur disagreed over the timing of our initial release of a deferred tax valuation allowance and over the initial Outtask intangible assets valuation analysis, each of which was satisfactorily resolved. The Audit Committee of our Board of

Directors discussed the subject matter of each such disagreement with D&T, and we authorized D&T to respond fully to the inquiries of Grant Thornton LLP concerning the subject matter of each such disagreement. In connection with D&T’s audits for the year ended September 30, 2006 and in the subsequent interim periods through January 8, 2007, there have been no reportable events (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2008. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Grant Thornton, LLP has audited our internal control over financial reporting as of September 30, 2008; their report is included in Item 8.

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

The information required by this item relating to our executive officers, directors and nominees, regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and regarding our Audit Committee, is included under the captions “Proposal No. 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement related to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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

We intend to satisfy any disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings “Proposal No. 1: Election of Directors—Director Compensation” and “Compensation Discussion and Analysis” in our proxy statement related to the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in each case in our proxy statement related to the 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Proposal No. 1: Election of Directors—Board of Directors Meetings and Committees,” in each case in our proxy statement related to the 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the captions “Proposal No. 3: Ratification of Selection of Independent Registered Public Accounting Firm—Independent Auditor’s Fees and Services” and “—Policy on Audit Committee Pre-Approval Policy” in our proxy statement related to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

Financial Statements of Concur Technologies, Inc.

Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm	39

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	41

Income Statements for the years ended September 30, 2008, 2007 and 2006	42

Balance Sheets as of September 30, 2008 and 2007	43

Stockholders’ Equity Statement for the years ended September 30, 2008, 2007 and 2006	44

Cash Flows Statements for the years ended September 30, 2008, 2007 and 2006	45

Notes to Financial Statements	46

2. Schedule

The following financial statement schedule for the years ended September 30, 2008, 2007 and 2006, should be read in conjunction with the Financial Statements of Concur Technologies, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts	76

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Financial Statements or the notes thereto.

3. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Reorganization, dated January 23, 2006, among Registrant, Galileo Acquisition Corporation, Inc., Galileo 2 Acquisition LLC, and Thomas A. DePasquale, as Representative.	10-Q	000-25137	02/08/06	2.01

2.02	Agreement and Plan of Merger, dated July 27, 2007, among Registrant, Northstars Acquisition Corporation, Inc., H-G Holdings, Inc., and Jupiter Partners, L.P., as Representative.	8-K	000-25137	09/14/07	99.4

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/07	3.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
4.02	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

4.03	Amendment to Rights Agreement between Registrant and Wells Fargo N.A. dated July 29, 2008.	8-K	000-25137	07/30/08	4.1

4.04	Warrant to purchase up to 1,280,000 shares of Registrant’s common stock dated July 29, 2008, issued to American Express Travel Related Services Company, Inc.	10-Q	000-25137	08/06/08	4.02

10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents.*	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.03	Registrant’s 1998 Employee Stock Purchase Plan, as amended.*	8-K	000-25137	04/28/05	10.01

10.04	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

10.07	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.	S-8	333-141925	04/05/07	4.1

10.08	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.	8-K	000-25137	12/10/07	99.1

10.09	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	08/26/98	10.06

10.10	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.11	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.*	10-K	000-25137	12/21/01	10.20

10.12	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	08/06/08	10.01

10.13	Fiscal 2008 Corporate Bonus Plan.	10-Q	000-25137	02/11/08	10.03

10.14	Amended and Restated Credit Agreement, dated October 1, 2007, among Registrant, as Borrower, LaSalle Bank National Association, as Administrative Agent, and the various financial institutions party thereto, as Lenders.	10-K	000-25137	12/14/07	10.12

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.15	Amended and Restated Board Compensation Policy.	10-Q	000-25137	02/11/08	10.01

10.16	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.	—	—	—	—	X

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

23.02	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.

November 25, 2008	By:	/s/ S. STEVEN SINGH
S. Steven Singh Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ S. STEVEN SINGH S. Steven Singh	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 25, 2008

/s/ JOHN F. ADAIR John F. Adair	Chief Financial Officer (Principal Financial and Accounting Officer)	November 25, 2008

/s/ RAJEEV SINGH Rajeev Singh	Director	November 25, 2008

/s/ JEFFREY T. MCCABE Jeffrey T. McCabe	Director	November 25, 2008

/s/ ED P. GILLIGAN Ed P. Gilligan	Director	November 25, 2008

/s/ WILLIAM W. CANFIELD William W. Canfield	Director	November 25, 2008

/s/ GORDON EUBANKS Gordon Eubanks	Director	November 25, 2008

/s/ JEFFREY T. SEELY Jeffrey T. Seely	Director	November 25, 2008

/s/ RANDALL H. TALBOT Randall H. Talbot	Director	November 25, 2008

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

CONCUR TECHNOLOGIES, INC.

September 30, 2008

(In thousands)

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Deduction(2)	Balance at End of Year
Year ended September 30:
2008	$2,766	$—	$10,549	$(7,772)	$5,543
2007	1,544	—	5,459	(4,237)	2,766
2006	734	—	1,960	(1,150)	1,544

(1)	Amounts charged against revenues for estimated sales returns.

(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Reorganization, dated January 23, 2006, among Registrant, Galileo Acquisition Corporation, Inc., Galileo 2 Acquisition LLC, and Thomas A. DePasquale, as Representative.	10-Q	000-25137	02/08/06	2.01

2.02	Agreement and Plan of Merger, dated July 27, 2007, among Registrant, Northstars Acquisition Corporation, Inc., H-G Holdings, Inc., and Jupiter Partners, L.P., as Representative.	8-K	000-25137	09/14/07	99.4

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/07	3.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

4.03	Amendment to Rights Agreement between Registrant and Wells Fargo N.A. dated July 29, 2008.	8-K	000-25137	07/30/08	4.1

4.04	Warrant to purchase up to 1,280,000 shares of Registrant’s common stock dated July 29, 2008, issued to American Express Travel Related Services Company, Inc.	10-Q	000-25137	08/06/08	4.02

10.01	Registrant’s Amended and Restated 1994 Stock Option Plan and related documents.*	S-1	333-62299	08/26/98	10.01

10.02	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.03	Registrant’s 1998 Employee Stock Purchase Plan, as amended.*	8-K	000-25137	04/28/05	10.01

10.04	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.05	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.06	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.07	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.	S-8	333-141925	04/05/07	4.1

10.08	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.	8-K	000-25137	12/10/07	99.1

10.09	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	08/26/98	10.06

10.10	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.11	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.*	10-K	000-25137	12/21/01	10.20

10.12	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	08/06/08	10.01

10.13	Fiscal 2008 Corporate Bonus Plan.	10-Q	000-25137	02/11/08	10.03

10.14	Amended and Restated Credit Agreement, dated October 1, 2007, among Registrant, as Borrower, LaSalle Bank National Association, as Administrative Agent, and the various financial institutions party thereto, as Lenders.	10-K	000-25137	12/14/07	10.12

10.15	Amended and Restated Board Compensation Policy.	10-Q	000-25137	02/11/08	10.01

10.16	Description of Compensatory Arrangements Between Registrant and Non-Employee Directors.	—	—	—	—	X

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

23.02	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.