Form 10-Q
period 2008-12-31
CONCUR TECHNOLOGIES INC
filed 2009-02-05
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of the registrant’s common stock outstanding as of January 30, 2009: 48,455,700

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

December 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2008	2007
Revenues:
Subscription	$56,560	$46,543
Consulting and other	2,004	2,809

Total revenues	58,564	49,352
Expenses (1):
Cost of operations	17,874	15,983
Sales and marketing	17,562	13,157
Systems development and programming	6,192	5,941
General and administrative	7,188	6,840
Amortization of intangible assets	1,541	1,566

Total expenses	50,357	43,487

Operating income	8,207	5,865
Other income (expense):
Interest income	1,146	250
Interest expense	(133)	(432)
Other, net	(145)	(126)

Total other income (expense), net	868	(308)

Income before income tax	9,075	5,557
Income tax expense	3,266	2,175

Net income	$5,809	$3,382

Net income per share:
Basic	$0.12	$0.08
Diluted	0.11	0.07
Weighted average shares used in computing net income per share:
Basic	48,814	43,838
Diluted	51,760	47,822
(1) Includes share-based compensation as follows:
Cost of operations	$384	$246
Sales and marketing	1,003	383
Systems development and programming	433	154
General and administrative	683	265

Total share-based compensation	$2,503	$1,048

See notes to financial statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amounts)

	December 31, 2008	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$209,658	$267,725
Restricted cash	804	3,055
Accounts receivable, net of allowance of $5,062 and $5,543	39,640	38,479
Prepaid expenses	3,475	3,160
Deferred tax assets	22,655	14,289
Deferred costs and other current assets	12,304	14,104

Total current assets	288,536	340,812
Property and equipment, net	33,896	32,304
Deferred costs and other long-term assets	16,744	16,067
Intangible assets, net	37,567	39,108
Deferred tax assets	35,626	47,257
Goodwill	165,471	165,471

Total assets	$577,840	$641,019

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,852	$4,198
Customer funding liabilities	19,112	22,470
Accrued compensation	4,947	18,308
Acquisition-related liabilities	2,090	2,036
Other accrued and current liabilities	10,440	8,442
Long-term debt, current portion	1,355	1,505
Deferred revenues, current portion	30,983	29,572

Total current liabilities	73,779	86,531
Long-term debt	1,055	1,328
Deferred rent	1,991	2,126
Deferred revenues	13,018	12,511
Non-current tax liabilities	3,985	3,985

Total liabilities	93,828	106,481

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share Authorized shares: 5,000; No shares issued or outstanding	—	—
Common stock, $0.001 par value per share Authorized shares: 60,000 Shares issued and outstanding: 48,309 and 50,286	48	50
Additional paid-in capital	625,153	679,526
Accumulated deficit	(139,019)	(144,828)
Accumulated other comprehensive loss	(2,170)	(210)

Total stockholders’ equity	484,012	534,538

Total liabilities and stockholders’ equity	$577,840	$641,019

See notes to financial statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2008	2007
Operating activities:
Net income	$5,809	$3,382
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,541	1,566
Depreciation	4,036	3,671
Allowance for uncollectible accounts receivable	(480)	1,259
Share-based compensation expense	2,503	1,048
Deferred income taxes	2,669	2,029
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(865)	(530)
Prepaid expenses and other assets	(1,206)	(1,579)
Accounts payable	693	(750)
Accrued liabilities	(12,879)	(7,753)
Deferred revenues	1,947	1,602

Net cash provided by operating activities	3,768	3,945

Investing activities:
Decrease (increase) in restricted cash	2,086	(231)
Decrease in customer funding liabilities	(3,193)	(2,477)
Purchases of property and equipment	(5,602)	(2,480)
Payments for acquisition, net of cash acquired	(14)	(160,946)

Net cash used in investing activities	(6,723)	(166,134)

Financing activities:
Net proceeds from share-based equity award activity	1,836	2,379
Proceeds from employee stock purchase plan activity	350	228
Payments on repurchase of common stock	(54,773)	—
Net proceeds from borrowings	—	15,398
Repayments on borrowings and capital leases	(422)	(423)

Net cash (used in) provided by financing activities	(53,009)	17,582

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,103)	(240)

Net decrease in cash and cash equivalents	(58,067)	(144,847)
Cash and cash equivalents at beginning of year	267,725	168,835

Cash and cash equivalents at end of year	$209,658	$23,988

Supplemental cash flow information:
Cash paid for interest	$—	$86
Income tax payments, net	49	51

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

Note 1. Description of the Company and Basis of Presentation

Throughout these financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2008, 2009 and 2010, as “2008,” “2009” and “2010.” All dollar, option and share amounts (other than per share dollar amounts) are reported in thousands, unless otherwise noted.

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

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. In our opinion, we have included all adjustments necessary for a fair presentation. These adjustments consist of normal recurring items. Our unaudited financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the Securities and Exchange Commission (“SEC”) on November 25, 2008.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform with current presentation. The reclassifications had no effect on net income or total stockholders’ equity.

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

Significant Accounting Policies

We discuss our significant accounting policies, which include business combinations, revenue recognition, allowances for uncollectible accounts receivable, share-based compensation and income taxes, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the SEC on November 25, 2008.

Recently Adopted Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted SFAS 157 for financial assets and liabilities in the first quarter of 2009. Adoption of SFAS 157 had no material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. We adopted SFAS 159 in the first quarter of 2009 and did not elect the fair value option.

Recently Issued Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the delayed items of SFAS 157 will not have a material impact on our financial statements.

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

	Three Months Ended December 31,
	2008	2007
Net income	$5,809	$3,382
Weighted average number of shares outstanding:
Basic	48,814	43,838
Dilutive effect of share-based equity award plans (1)	2,946	3,984

Diluted	51,760	47,822

Net income per share available to common stockholders:
Basic	$0.12	$0.08
Diluted	0.11	0.07

(1)	For the three months ended December 31, 2008 and 2007, we did not exclude any options to purchase Concur common stock from the calculations of diluted net income per share.

Note 4. Property and Equipment

Our property and equipment consisted of the following:

	December 31, 2008	September 30, 2008
Land and building	$5,496	$5,490
Leasehold improvements	4,991	5,014
Computer hardware	16,673	16,170
Computer software	39,799	36,101
Furniture and equipment	1,327	1,249

Property and equipment, gross	68,286	64,024
Less: accumulated depreciation	(34,390)	(31,720)

Property and equipment, net	$33,896	$32,304

Note 5. Intangible Assets

Our intangible assets arise from our business acquisitions. The following table presents our intangible assets as of December 31, 2008, and September 30, 2008:

	December 31, 2008	September 30, 2008
Gross carrying amount	$48,600	$48,600
Accumulated amortization	(11,033)	(9,492)

Intangible assets, net	$37,567	$39,108

The following table presents the components of our intangible assets as of December 31, 2008.

Description	Fair Value	Accumulated Amortization	Net Book Value as of December 31, 2008	Weighted Average Useful Life (in years)
Trade name and trademarks	$200	$200	$—	—
Technology	12,700	5,276	7,424	4.8
Non-compete agreements	500	387	113	2.0
Customer relationships	35,200	5,170	30,030	11.0

Total	$48,600	$11,033	$37,567

For the three months ended December 31, 2008 and 2007, we recorded amortization expense of $1.5 million and $1.6 million in our income statements.

Estimated amortization expense for the remaining estimated useful life of the intangible assets is as follows as of December 31, 2008:

Years ending September 30,	Amortization of Intangible Assets
2009 (January 1, 2009, through September 30, 2009)	$4,624
2010	5,933
2011	5,588
2012	3,445
2013	3,213
Thereafter	14,764

Total	$37,567

Note 6. Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, ongoing, prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Our effective tax rate of 36% varies from the statutory 35% rate due to certain nondeductible expenses and state income taxes moderated by research and development tax credits and lower foreign income tax rates. Our effective tax rate is also affected by share-based compensation and other non-deductible expenses.

As of December 31, 2008, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet would ultimately be recovered. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Note 7. Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”). As of December 31, 2008, we had 2.4 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our 2008 Employee Stock Purchase Plan.

We have calculated an additional paid in capital (“APIC”) pool pursuant to the provisions of SFAS 123R, Share-based Payment (“SFAS 123R”). The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our income statements. For the three months ended December 31, 2008 and 2007, we did not record any tax deficiencies against the APIC pool. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive income per share.

Net cash proceeds from the exercise of stock options were $0.3 million for the three months ended December 31, 2008, and $2.4 million for the three months ended December 31, 2007. For the three months ended December 31, 2008 and 2007, we did not realize any income tax benefit from stock option exercises. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table presents our stock option activity for the three months ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2008	3,563	$7.10
Exercised	(34)	8.24
Forfeited or expired	(2)	12.89

Outstanding as of December 31, 2008	3,527	7.09	4.32	$90,755

Exercisable as of December 31, 2008	3,307	6.67	4.14	86,477

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between our closing stock price on December 31, 2008, and the weighted average exercise price of the outstanding options, multiplied by the number of shares subject to the outstanding options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. Changes in the intrinsic value are based on fluctuations in the fair market value of our common stock. For the three months ended December 31, 2008, the total intrinsic value of options exercised was $0.7 million.

The following table presents a summary of RSU awards for the three months ended December 31, 2008:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2008	772	$27.49
Cancelled	(3)	26.81

Outstanding as of December 31, 2008	769	27.53

As of December 31, 2008, we expect $9.0 million of total unrecognized compensation costs related to non-vested stock options and RSUs to be recognized over a weighted average period of 1.3 years. For the three months ended December 31, 2008, the total fair value of options and RSUs vested was $0.5 million, compared to $0.9 million for the three months ended December 31, 2007.

Note 8. Fair Value Measurements

SFAS 157 establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: Level 1- observable inputs such as quoted prices in active markets; Level 2- inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3- unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of December 31, 2008, we have highly liquid investments classified as cash equivalents included in our balance sheet. Cash equivalents consist of money market instruments that have original maturities of three months or less. As of December 31, 2008, the fair value and carrying amount of these instruments included in cash equivalents was $190.8 million. The carrying amount of these instruments approximates fair value and is considered a Level 1 fair value measurement based on the criteria and fair value hierarchy of SFAS 157. We had no financial liabilities measured at fair value on a recurring basis at December 31, 2008.

Note 9. Comprehensive Income

The following table presents the components of our comprehensive income:

	Three Months Ended December 31,
	2008	2007
Net income	$5,809	$3,382
Other comprehensive loss:
Foreign currency translation adjustment loss	(1,960)	(209)

Total comprehensive income	$3,849	$3,173

Note 10. Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program (“Repurchase Program) that expires in January 2011. During the three months ended December 31, 2008, we repurchased and retired 2.0 million shares of our outstanding common stock for a total cost of $54.8 million under the Repurchase Program. As of December 31, 2008, we remained authorized to repurchase up to an additional 2.1 million shares under the Repurchase Program.

Note 11. Segment Reporting

We operate in and report on one segment, which is on-demand Employee Spend Management Solutions based upon the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We market our services and products primarily in the United States and operate in a single industry segment. For the three months ended December 31, 2008 and 2007, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended December 31,
	2008	2007
United States	$52,909	$43,362
Europe	3,132	3,676
Other	2,523	2,314

Total revenues	$58,564	$49,352

Note 12. Contingencies

Litigation

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement had been preliminarily approved by the district court. However, in December 2006, the court of appeals reversed the district court’s finding that six focus cases could be certified as class actions. In April 2007, the court of appeals acknowledged that the district court might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in six focus cases in September 2007, which was later withdrawn in October 2008. In November 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement in principle. As part of this tentative settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the district court. We believe that we have meritorious defenses to these claims. If the tentative settlement is not implemented and the litigation continues against us, we would continue to defend against this action vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2008, 2009 and 2010, as “2008,” “2009” and “2010.” Throughout this MD&A, where we provide discussion of the three months ended December 31, 2008, and we provide data for the same period in the prior year, we will refer to the prior period as “2007.” All dollar, option and share amounts (other than per share dollar amounts) are reported in thousands, unless otherwise noted.

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition and other statements that are not historical facts, including, without limitation, statements relating to our expectations regarding the components of our total revenues and our operating expenses for the remainder of 2009 and our expectation with respect to our liquidity and capital resources for the next 12 months. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases.

These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described in Part II, Item 1A, “Risk Factors,” and elsewhere in this report, as well as in our other filings with the United States Securities and Exchange Commission (“SEC”). In addition, adverse economic or market conditions, such as the current economic downturn, may cause customers and prospects to delay or reduce purchases of our products and services or otherwise change their spending patterns in response to tighter credit and negative financial news, cause customers to reduce business travel and correspondingly reduce the use of our products and services, reduce the ability of customers, channel partners, vendors and suppliers to fulfill their obligations to us, increase volatility of our stock price and foreign exchange rates, and otherwise adversely affect our business. The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. Except as required by law, we assume no obligation or duty to update any such forward-looking statements.

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

We generate our revenues predominantly from the delivery of subscription services, and to a much lesser degree from consulting services and other services (which includes the sale of software licenses). Subscription revenues as a percentage of total revenues increased to 96.6% for the three months ended December 31, 2008, compared to 94.3% for 2007. This reflects the market’s continued shift toward the purchase of our services as subscription services rather than software licenses. Our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Selected Financial Data

The following table presents financial data derived from our unaudited income statements as a percentage of total revenues for the periods indicated.

	Three Months Ended December 31,
	2008	2007
Revenues:
Subscription	96.6%	94.3%
Consulting and other	3.4	5.7

Total revenues	100.0	100.0
Expenses:
Cost of operations	30.5	32.4
Sales and marketing	30.0	26.7
Systems development and programming	10.6	12.0
General and administrative	12.3	13.9
Amortization of intangible assets	2.6	3.2

Total expenses	86.0	88.2

Operating income	14.0	11.9
Other income (expense):
Interest income	2.0	0.5
Interest expense	(0.2)	(0.9)
Other, net	(0.3)	(0.3)

Total other income (expense), net	1.5	(0.7)

Income before income tax	15.5	11.2
Income tax expense	5.6	4.4

Net income	9.9%	6.8%

Results of Operations

Revenues

	Three Months Ended December 31,
	2008	2007	Change
Subscription	$56,560	$46,543	21.5%
Consulting and other	2,004	2,809	(28.7%)

Total revenues	$58,564	$49,352	18.7%

	Three Months Ended December 31,
	2008	%	2007	%
United States	$52,909	90.3%	$43,362	87.9%
Europe	3,132	5.4%	3,676	7.4%
Other	2,523	4.3%	2,314	4.7%

Total revenues	$58,564	100.0%	$49,352	100.0%

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

Subscription revenues increased 21.5%, or $10.0 million, for the three months ended December 31, 2008, compared to 2007. The increase was primarily due to the increased number of customers for our subscription services. The growth in customers reflects increased market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management Solutions and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

We expect subscription revenues to continue to grow in 2009, on an absolute basis and as a percentage of total revenues, as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

Consulting revenues consist of fees for client services, which include system implementation and integration, planning, data conversion, training and documentation of procedures. Consulting and other revenues decreased primarily reflecting fewer consulting services as a result of fewer upgrades and enhancements for existing license customers, since virtually all of our new customers utilize our subscription services and our historic license customers have generally transitioned to our subscription services.

We anticipate that consulting and other revenues in 2009 will fluctuate on a quarterly basis but be lower for 2009 compared to 2008 as a percentage of revenues, as fewer existing customers upgrade their on-premise license software, fewer new customers purchase on-premise licensed software, and the market continues to shift to the subscription services model.

International Revenues. Revenues from customers outside the United States represented 10% of total revenues for the three months ended December 31, 2008. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the investment in our global distribution and the increased awareness of our products in the international markets.

Expenses

	Three Months Ended December 31,
	2008	2007	Change
Cost of operations	$17,874	$15,983	11.8%
Sales and marketing	17,562	13,157	33.5%
Systems development and programming	6,192	5,941	4.2%
General and administrative	7,188	6,840	5.1%
Amortization of intangible assets	1,541	1,566	(1.6%)

Total operating expenses	$50,357	$43,487	15.8%

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

Cost of operations expenses as a percentage of total revenues decreased to 30.5% for the three months ended December 31, 2008, compared to 32.4% for 2007. Cost of operations expenses increased by 11.8%, or $1.9 million, for the three months ended December 31, 2008, compared to 2007. Depreciation, facilities, allocated overhead costs, and other increased by 21.8%, or $0.7 million, for the three months ended December 31, 2008, compared to 2007. Initial costs that we incur in connection with our subscription services increased by 19.3%, or $0.7 million, for the three months ended December 31, 2008, compared to 2007. These increases were primarily due to organic growth.

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

Sales and marketing expenses as a percentage of total revenues increased to 30.0% for the three months ended December 31, 2008, compared to 26.7% for 2007. Sales and marketing expenses increased by 33.5%, or $4.4 million, for the three months ended December 31, 2008, compared to 2007. Total salaries and related expenses increased by 38.1%, or $3.4 million, for the three months ended December 31, 2008, compared to 2007. Initial costs that we incur in connection with our subscription services increased by 52.9%, or $0.8 million, for the three months ended December 31, 2008, compared to 2007. These increases were primarily attributable to an increase in sales personnel and marketing programs.

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

Systems development and programming costs as a percentage of total revenues decreased to 10.6% for the three months ended December 31, 2008, compared to 12.0% for 2007. This decrease reflects our higher revenues compared to relatively stable expenses in this area. Systems development and programming costs increased 4.2%, or $0.3 million, for the three months ended December 31, 2008, compared to 2007.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs for corporate software developed or obtained for internal use and amortize it over its useful life. Capitalized internal-use software costs, net of amortization, increased $0.4 million, from $14.8 million at September 30, 2008, to $15.2 million at December 31, 2008.

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

General and administrative expenses as a percentage of total revenues decreased to 12.3% for the three months ended December 31, 2008, compared to 13.9% for 2007. General and administrative expense increased by 5.1%, or $0.3 million, for the three months ended December 31, 2008, compared to 2007. This increase was primarily due to the growth of the business.

We expect the absolute dollar amount of general and administrative expenses to remain relatively consistent in 2009 compared to 2008. However, we expect general and administrative costs as a percentage of revenue to decrease due to economies of scale.

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

Interest Income, Interest Expense and Other

	Three Months Ended December 31,
	2008	2007	Change
Interest income	$1,146	$250	358.4%
Interest expense	(133)	(432)	(69.2%)
Other, net	(145)	(126)	15.1%

Total other income (expense), net	$868	$(308)	(381.8%)

Interest income increased for the three months ended December 31, 2008, compared to 2007, which reflects higher levels of interest-earning cash and cash equivalent investments. We record realized gains and losses on fluctuations in exchange rates in the Other Income (expense) section of the income statement.

Income Tax Expense

	Three Months Ended December 31,
	2008	2007	Change
Income tax expense	$3,266	$2,175	50.2%

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

Financial Condition

Our total assets decreased by 9.9%, or $63.2 million, to $577.8 million at December 31, 2008, from $641.0 million at September 30, 2008. Our cash and cash equivalents decreased by 21.7%, or $58.1 million, to $209.7 million at December 31, 2008, from $267.7 million at September 30, 2008. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Our accounts receivable balances were $39.6 million at December 31, 2008, and $38.5 million at September 30, 2008, representing an increase of 3.0%, or $1.2 million. Our property and equipment increased to $33.9 million at December 31, 2008, from $32.3 million at September 30, 2008.

Our total current liabilities decreased by 14.7%, or $12.8 million, to $73.8 million at December 31, 2008, from $86.5 million at September 30, 2008. This decrease was primarily due to the payment and subsequent decrease in accrued bonus and commissions.

Our common stock and additional paid in capital decreased by 8.0%, or $54.4 million, to $625.2 million at December 31, 2008, from $679.5 million at September 30, 2008. The decrease reflects $54.8 million used to repurchase shares of our outstanding common stock, partially offset by the exercise of stock options under our stock-based compensation plans, and the sale of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of December 31, 2008 consisted principally of cash and cash equivalents totaling $209.7 million. Our cash and cash equivalents held at financial institutions generally are in excess of the current Federal Deposit Insurance Corporation (“FDIC”) limits of $250. In addition, we have a revolving credit facility, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $3.8 million for the three months ended December 31, 2008, compared to $3.9 million for 2007.

Our investing activities used $6.7 million in the three months ended December 31, 2008, compared to $166.1 million for 2007. Investing activities for the three months ended December 31, 2007, included payments of $160.9 million related to our acquisition of Gelco Information Network, Inc. Purchases of property and equipment were $5.6 million for the three months ended December 31, 2008, compared to $2.5 million for 2007. The change in customer funding liabilities resulted in a decrease in cash provided of $3.2 million for the three months ended December 31, 2008, compared to $2.5 million for 2007.

Our financing activities used $53.0 million in the three months ended December 31, 2008, provided $17.6 million for the three months ended December 31, 2007. Financing activities included $54.8 million in cash used for repurchases of our common stock during the three months ended December 31, 2008. Proceeds from financing activities included borrowings of $15.4 million during the three months ended December 31, 2007, which we used to help fund our acquisition of Gelco Information Network, Inc. The exercise of stock options provided $1.8 million for the three months ended December 31, 2008, compared to $2.4 million for 2007.

We entered into a credit agreement with a financial institution on June 1, 2007 and amended it on October 1, 2007 (“Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving credit facility for up to $70 million and expires in June 2012, or such earlier date as provided in the Amended Credit Agreement. At our option, the interest rate on the revolving credit facility is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. We granted security interests in substantially all of our assets as collateral for the loans under the Amended Credit Agreement. The Amended Credit Agreement requires compliance with certain covenants, which limit among other things our ability to consummate a sale of assets, make changes in our capital structure and pay out dividends.

As of December 31, 2008, and September 30, 2008, we were in compliance with all loan covenants under the terms of the Amended Credit Agreement. As of December 31, 2008, we had no outstanding borrowings under this agreement.

Our Board of Directors has authorized a stock repurchase program (“Repurchase Program”) that expires in January 2011. During the three months ended December 31, 2008, we repurchased and retired 2.0 million shares of our outstanding common stock under the Repurchase Program. As of December 31, 2008, 2.1 million shares remained eligible for repurchase under the Repurchase Program. Repurchases may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices and repurchased shares will be retired. We did not repurchase any shares of our outstanding common stock under the Repurchase Program during the three months ended December 31, 2007.

We believe our cash and cash equivalents, amounts available under existing credit arrangements, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs and capital expenditures for at least the next 12 months. In the longer term, or if we decide to acquire assets or businesses, we may require additional funds and may seek to raise such additional funds through private or public sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements or other available means. There can be no assurances that any such funds will be available or, if they are available, that they will be available on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.

Contractual Obligations and Commercial Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2008:

Years ended September 30,	Capital Leases	Operating Leases	Purchase Obligations
2009 (January 1, 2009, through September 30, 2009)	$1,082	$2,056	$1,379
2010	1,129	2,599	686
2011	199	2,399	253
2012	—	2,363	—
2013	—	1,621	—
2014 and thereafter	—	401	—

Total	$2,410	$11,439	$2,318

Capital Leases

We lease equipment, some of which is required to be capitalized if it meets certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. Amounts for operating leases do not include certain operating expenses under these leases such as common area maintenance. As of December 31, 2008, we also leased office space in the United States in the states of Arizona, California, Georgia, Illinois, Minnesota, New Jersey, Texas and Virginia, and internationally in the countries of Australia, Belgium, Canada, China, Czech Republic, France, Germany and the United Kingdom.

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

As of December 31, 2008, we believe it is more likely than not that the amount of the deferred tax assets recorded on our Balance Sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not probable.

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

Our revolving credit facility bears interest at floating rates we select under the terms of our credit agreement with a financial institution. As of December 31, 2008, we had no outstanding indebtedness under this credit facility. The revolving credit facility is not hedged with an interest rate swap.

Foreign Currency Risk. We conduct business in certain international markets, primarily in Australia, Canada and the United Kingdom. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Changes in exchange rates between the U.S. dollar and these other currencies will result in transaction gains or losses, which we recognize in our income statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement had been preliminarily approved by the district court. However, in December 2006, the court of appeals reversed the district court’s finding that six focus cases could be certified as class actions. In April 2007, the court of appeals acknowledged that the district court might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in six focus cases in September 2007, which was later withdrawn in October 2008. In November 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement in principle. As part of this tentative settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the district court. We believe that we have meritorious defenses to these claims. If the tentative settlement is not implemented and the litigation continues against us, we would continue to defend against this action vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

We generated 95% of our total revenues for the three months ended December 31, 2008, from four solutions — Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to constitute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth are dependent upon continued market acceptance of these solutions. Our revenues would decline significantly if our customers reduce or cancel their subscriptions for our products due to current economic conditions or if competing products achieve greater market acceptance, either because our competitors (some of which have substantially greater resources than we do) develop new offerings, or we do not keep up with technological advancements in services and software platforms, delivery models or product features. There can be no assurance that our solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of these solutions in the future.

Our future performance and revenue growth will depend on the growth of our subscription services.

We anticipate that our future financial performance and revenue growth will depend upon the growth of our subscription services. Subscription revenues represented 97% of our total revenues for the three months ended December 31, 2008. We expect subscription revenues to represent a large majority of our total revenues for the foreseeable future and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our services. As a result, we have invested significantly in infrastructure, operations and strategic relationships to support on-demand subscription services, which represent a significant departure from traditional software delivery strategies.

If our subscription services business does not grow sufficiently, our cost of revenues may exceed such revenues, which would harm our operating results. Our costs of providing subscription services are relatively fixed in the short term, so we may not be able to adjust our expenses quickly enough to offset any potential slowdown in subscription sales. In addition, any delays in deployment may prevent us from recognizing subscription revenue for indeterminate periods of time, even when we have already incurred costs relating to the deployment of our subscription services. Further, we may experience unanticipated increases in costs associated with providing our subscription services and software maintenance services to customers over the term of our customer contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results. If our customers cannot make payments or gain access to credit to make payments, they may be forced to cancel existing subscriptions for our products and services. Some of our subscription services contracts contain cancellation provisions and, if cancelled, could result in us recognizing substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription or maintenance agreement prior to the end of its term, or if we are unable to renew such an agreement at the end of its term, our operating results in future periods could be substantially harmed.

Adverse economic conditions may affect our business, operating results and financial condition.

Our operations and financial performance depend on the state of the economy, which has deteriorated in recent months due to, among other things, the effects of the credit and housing markets crises, lower economic activity and increases in the rates of unemployment, default and bankruptcy. Unfavorable economic conditions may result in lower information technology spending and deceased revenue for us. Customers may delay, reduce, or curtail purchasing decisions due to, among others, difficulty in assessing and forecasting future business activity and impaired ability to pay for our products and services. The economic downturn may also result in increased expenses for us for labor, energy, equipment and facilities, as well as increased volatility of our stock price and foreign exchange rates, and impairment of goodwill and other assets. If the current economic downturn continues or worsens, our business, operating results and financial condition could be materially and adversely affected.

We face significant competition from companies that have longer operating histories and greater resources than we do and our business will suffer if we fail to compete effectively.

The market for our solutions is intensely competitive and rapidly changing, so the competitive landscape is complex. Our principal direct competition comes from independent vendors of corporate travel and/or expense management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to ours along with their suites of other products and services. Many of our competitors have longer operating histories; greater financial, technical, marketing and other resources; greater name recognition and a larger total number of customers for their products and services than we do. Some of our competitors, particularly major financial institutions and enterprise resource planning software vendors, have well-established relationships with our current and potential customers, as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products, or better withstand economic downturns. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. In addition, we anticipate the entrance of new competitors in the future. Increased competition may result in price reductions, reduced gross margins and change in market share and could have a material adverse effect on our business, financial condition and results of operations.

Because we depend upon strategic relationships with third parties, including American Express Travel Related Services Company, Inc., our revenues will decline if we do not sustain and develop these relationships.

We depend on strategic reseller and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, telesales and internal marketing efforts. Some of our strategic relationships are in early stages of operation and, accordingly, it is uncertain whether these third parties will be able to market our products and services successfully or provide the volume and quality of orders and lead referrals that we currently expect. For example, we recently entered into a strategic referral relationship with American Express Travel Related Services Company, Inc., through which we expect to expand our market presence and broaden our distribution capacity. In addition, the global economic downturn may negatively affect our strategic partners, making them less effective or causing them to modify or cancel their relationships with us. If we are unable to maintain our existing strategic relationships or enter into new ones, we would have to devote substantially more resources to the distribution, sales and marketing of our products and services, which would increase our costs and decrease our revenues. Our success depends in part on the ultimate success of our strategic reseller and referral partners and their ability to market our products and services successfully. Some of these third parties have entered and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships.

We depend on our relationships with travel suppliers, so any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

An important component of our business success will depend on our ability to maintain and develop relationships with travel suppliers. Adverse changes in existing relationships, including any impact of economic recession on the businesses of those suppliers could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect our business, financial condition and results of operations.

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

We have engaged third-party hosting facility providers to provide the hosting facilities and related infrastructure for our subscription services. We do not control the operation of these hosting facilities. Our service to customers could be interrupted in the event of the occurrence of a natural disaster, the decision by a hosting provider to close a facility without adequately notifying us, termination of operations by a hosting provider, or other unanticipated problems. We also retain third-party telecommunications providers to provide Internet and direct telecommunications connections for our services. Any of these third-party providers may fail to perform their obligations adequately. Any damage to, or failure of, our systems could result in interruptions in our service and/or litigation. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

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

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented 10% of total revenues for the three months ended December 31, 2008. These international operations are subject to many difficulties and incremental costs, including:

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

Our international operations also face foreign currency-related risks. To date, most of our revenues have been denominated in United States dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. The current economic downturn has been accompanied by increased foreign currency exchange rate volatility. We currently do not engage in foreign exchange hedging activities and, therefore, our international revenues and expenses are currently subject to the risks of foreign currency fluctuations. In addition, our ability to expand into international markets will depend on our ability to develop and support services and products that incorporate the tax laws, accounting practices and currencies of applicable countries.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	general economic and market conditions;

•	developments in the integration of Gelco;

•	the evolving demand for our services and software;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of large contracts;

•	changes in mix of our services and software offerings;

•	the mix of sales channels through which our services and software are sold;

•	costs of developing new products and enhancements;

•	our ability to adequately provide services and software; and

•	global political conditions.

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

At the end of 2006 we determined that we had a material weakness in our internal controls, which pertained to controls over changes in accounting principles. At the end of 2007, our auditors determined that we have adequately remediated this weakness. However, it is possible that we may discover other significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Compliance with public company corporate governance and reporting regulations is uncertain and expensive.

Many new laws, regulations and standards, notably those adopted by the SEC and the NASDAQ Stock Market in connection with the Sarbanes-Oxley Act of 2002, impose significant obligations on public companies such as us Additional regulatory and compliance requirements may be adopted in the future. The new laws and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices and have created uncertainty for companies such as us. These new laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our compliance with these reforms and enhanced new disclosures has resulted in and will likely continue to result in general and administrative expenses and a significant diversion of management time and attention from revenue-generating or cost-reduction activities to compliance activities. If we are not able to prepare for and implement the reforms required by new laws, regulations and standards, our business, operating results and financial condition could be harmed. Further, these laws, regulations and standards may make it more difficult for us to attract and retain qualified members to serve on our board of directors and to attract and retain qualified executive officers, which could harm our business.

Our lengthy sales cycle could adversely affect our financial results.

Because of the high costs involved over a significant period of time, our customers typically commit significant resources to an evaluation of available alternatives and require us to expend substantial time, effort and money educating them about the value of our offerings. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from a given quarter to another as they elect to wait for new product enhancements. Due to unfavorable economic conditions, customers may delay their purchases for even longer periods due to their inability to assess and forecast future business activity, impaired purchasing ability or other economic factors. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.

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

The trading price of our common stock has fluctuated widely in the past and may do so in the future, as a result of a number of factors. In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. Factors that could cause our stock price to fluctuate include:

•	general and industry-specific business, economic and market conditions;

•	the announcement of a merger or acquisition;

•	variations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	failure to achieve earnings expectations;

•	the volatility inherent in stock prices within the emerging sector within which we conduct business; and

•	the volume of trading in our common stock, including sales upon exercise of outstanding options.

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

Our success depends in large part on our ability to attract, motivate and retain highly qualified personnel, including personnel added through our acquisition of Gelco. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating and retaining key personnel. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. We also compete for personnel with other software vendors and consulting and professional services companies. Further, changes in applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. We rely on our direct sales force to sell our services and software in the marketplace. We anticipate increasing our direct sales force. There is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements. Any inability to hire and retain salespeople or any other qualified personnel, or any loss of the services of key personnel, would harm our business.

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

Share repurchase

As of October 1, 2007, our Board of Directors had authorized a stock repurchase program (“Repurchase Program”) that allowed Concur to repurchase up to 4.0 million shares of its common stock, consisting of 2.0 million shares that had been authorized in January 2005 and 2.0 million shares that had been authorized in September 2006, both of which were scheduled to expire in January 2009. During fiscal 2008, the January 2005 authorization was exhausted. In July 2008, our Board of Directors increased the number of shares authorized to be repurchased under the Repurchase Program by 3.0 million shares, and extended the Repurchase Program to expire in January 2011. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. During the three months ended December 31, 2008, we repurchased and retired 2.0 million shares of our outstanding common stock under the Repurchase Program. As of December 31, 2008, we remained authorized to repurchase up to an additional 2.1 million shares under the Repurchase Program

A summary of our repurchase activity during the three months ended December 31, 2008, is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
October 1-31, 2008	1,450,000	$29.15	1,450,000	2,723,459
November 1-30, 2008	575,000	21.75	575,000	2,148,459
December 1-31, 2008	—	—	—	2,148,459

Total	2,025,000	$35.07	2,025,000

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.01	2008 Employee Stock Purchase Plan	—	—	—	—	X

10.02	Outside Director Compensation Policy	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: February 5, 2009

CONCUR TECHNOLOGIES, INC.

By	/s/ John F. Adair
John F. Adair
Chief Financial Officer