Form 10-Q
period 2009-03-31
CONCUR TECHNOLOGIES INC
filed 2009-05-07
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☒  No

Number of shares of the registrant’s common stock outstanding as of April 30, 2009: 48,507,321

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Subscription	$58,819	$50,832	$115,379	$97,375
Consulting and other	3,172	2,831	5,176	5,640

Total revenues	61,991	53,663	120,555	103,015
Expenses (1):
Cost of operations	18,938	17,827	36,812	33,810
Sales and marketing	17,770	13,935	35,332	27,092
Systems development and programming	6,187	5,872	12,379	11,813
General and administrative	6,793	8,264	13,981	15,104
Amortization of intangible assets	1,541	1,547	3,082	3,113

Total expenses	51,229	47,445	101,586	90,932

Operating income	10,762	6,218	18,969	12,083
Other income (expense):
Interest income	322	180	1,468	430
Interest expense	(117)	(421)	(250)	(853)
Other, net	(422)	67	(567)	(59)

Total other income (expense), net	(217)	(174)	651	(482)

Income before income tax	10,545	6,044	19,620	11,601
Income tax expense	3,796	2,340	7,062	4,515

Net income	$6,749	$3,704	$12,558	$7,086

Net income per share:
Basic	$0.14	$0.08	$0.26	$0.16
Diluted	0.13	0.08	0.24	0.15
Weighted average shares used in computing net income per share:
Basic	48,430	43,686	48,624	43,762
Diluted	51,174	47,349	51,473	47,604
(1) Includes share-based compensation as follows:
Cost of operations	$326	$438	$710	$684
Sales and marketing	844	913	1,847	1,296
Systems development and programming	373	300	806	454
General and administrative	598	659	1,281	924

Total share-based compensation	$2,141	$2,310	$4,644	$3,358

See notes to financial statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amounts)

	March 31, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$222,155	$267,725
Restricted cash	1,127	3,055
Accounts receivable, net of allowance of $4,679 and $5,543	36,700	38,479
Prepaid expenses	3,881	3,160
Deferred tax assets	23,482	14,289
Deferred costs and other current assets	13,216	14,104

Total current assets	300,561	340,812
Property and equipment, net	34,752	32,304
Deferred costs and other long-term assets	21,319	16,067
Intangible assets, net	36,026	39,108
Deferred tax assets	31,759	47,257
Goodwill	165,471	165,471

Total assets	$589,888	$641,019

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,828	$4,198
Customer funding liabilities	21,739	22,470
Accrued compensation	7,499	18,308
Acquisition-related liabilities	2,096	2,036
Other accrued and current liabilities	7,514	8,442
Long-term debt, current portion	1,018	1,505
Deferred revenues, current portion	31,432	29,572

Total current liabilities	78,126	86,531
Long-term debt	962	1,328
Deferred rent	1,854	2,126
Deferred revenues	12,918	12,511
Non-current tax liabilities	4,313	3,985

Total liabilities	98,173	106,481

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	—	—
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	49	50
Authorized shares: 60,000
Shares issued and outstanding: 48,507 and 50,286
Additional paid-in capital	626,404	679,526
Accumulated deficit	(132,270)	(144,828)
Accumulated other comprehensive loss	(2,468)	(210)

Total stockholders’ equity	491,715	534,538

Total liabilities and stockholders’ equity	$589,888	$641,019

See notes to financial statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Operating activities:
Net income	$6,749	$3,704	$12,558	$7,086
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,541	1,547	3,082	3,113
Depreciation	4,104	3,727	8,140	7,398
Allowance for uncollectible accounts receivable	(383)	473	(863)	1,732
Share-based compensation expense	2,141	2,310	4,644	3,358
Deferred income taxes	3,360	2,105	6,029	4,134
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	3,236	(106)	2,371	(636)
Prepaid expenses and other assets	(1,820)	77	(3,026)	(1,502)
Accounts payable	1,977	306	2,670	(444)
Accrued liabilities	2,488	(643)	(10,391)	(8,396)
Deferred revenues	353	4,331	2,300	5,933

Net cash provided by operating activities	23,746	17,831	27,514	21,776

Investing activities:
Decrease (increase) in restricted cash, net of change in customer funding liabilities	2,306	1,980	1,199	(728)
Investments in unconsolidated affiliate	(4,020)	—	(4,020)	—
Purchases of property and equipment	(4,943)	(3,194)	(10,545)	(5,674)
Payments for acquisition, net of cash acquired	(144)	(904)	(158)	(161,850)

Net cash used in investing activities	(6,801)	(2,118)	(13,524)	(168,252)

Financing activities:
Payments for issuance of common stock	(2,829)	—	(2,829)	—
Net (payments) proceeds from share-based equity award activity	(909)	646	927	3,025
Proceeds from employee stock purchase plan activity	—	355	350	583
Payments on repurchase of common stock	—	(30,888)	(54,773)	(30,888)
Net proceeds from borrowings	—	7,812	—	23,210
Repayments on borrowings and capital leases	(430)	(408)	(852)	(831)

Net cash used in financing activities	(4,168)	(22,483)	(57,177)	(4,901)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(280)	252	(2,383)	12

Net increase (decrease) in cash and cash equivalents	12,497	(6,518)	(45,570)	(151,365)
Cash and cash equivalents at beginning of period	209,658	23,988	267,725	168,835

Cash and cash equivalents at end of period	$222,155	$17,470	$222,155	$17,470

Supplemental cash flow information:
Cash paid for interest	$68	$263	$68	$349
Income tax payments, net	291	73	340	124

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

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

Our core mission is to continuously innovate to reduce the costs of employee spend management for our customers. We work closely with our customers to identify opportunities to increase the value of our solutions by streamlining the travel procurement, expense reporting and vendor payment processes, reducing operating costs, improving internal controls, enhancing the overall user experience and user adoption rates, and enabling customers to gain greater insight into their spending patterns through comprehensive analytics.

We offer our solutions through flexible delivery models that range from highly configurable to standardized. We sell our solutions primarily as subscription services. We market and sell our solutions worldwide through our direct sales organization and through indirect distribution channels such as strategic resellers.

Concur®, Concur® Expense, Concur® Travel & Expense, Concur® Cliqbook Travel, Concur® Invoice, Concur® Connect, and Concur® ExpenseLink are among the registered trademarks and registered service marks of Concur or its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

Basis of Presentation

The accompanying financial statements present our results of operations, financial position and cash flows on a consolidated basis. These unaudited financial statements include the accounts of Concur and its subsidiaries. We have eliminated all intercompany accounts and transactions in these financial statements.

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

Note 2. Accounting Estimates, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

We prepared these financial statements in conformity with GAAP, which require us to make estimates and assumptions affecting the amounts reported in our financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include: the determination of certain provisions, including sales allowances, allowances for uncollectible accounts receivable, and product warranties; estimating useful lives of property and equipment; valuing and estimating useful lives of intangible assets; valuing assets and liabilities acquired through business combinations; deferring certain revenues and costs; estimating expected lives of customer relationships; valuing of share-based compensation; and estimating tax valuation allowances.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. In April 2009, the FASB issued FSP FAS 141R-1 which amends SFAS 141R by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. We are required to adopt SFAS No. 141R and FSP FAS 141R-1 in the first quarter of 2010. We will apply the provisions of SFAS 141R and FSP FAS 141R-1 when applicable.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements
(“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests as equity in the financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are required to adopt SFAS 160 in the first quarter of 2010. We are evaluating the impact of adopting SFAS 160 on our financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are required to adopt FSP 142-3 in the first quarter of 2010. We are evaluating the impact of adopting FSP 142-3 on our financial statements.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income	$6,749	$3,704	$12,558	$7,086
Weighted average number of shares outstanding:
Basic	48,430	43,686	48,624	43,762
Dilutive effect of share-based equity award plans (1)	2,744	3,663	2,849	3,842

Diluted	51,174	47,349	51,473	47,604

Net income per share available to common stockholders:
Basic	$0.14	$0.08	$0.26	$0.16
Diluted	0.13	0.08	0.24	0.15

(1)	For the three and six months ended March 31, 2009 and 2008, we did not exclude any options to purchase Concur common stock from the calculations of diluted net income per share.

Note 4. Property and Equipment

Our property and equipment consisted of the following:

	March 31, 2009	September 30, 2008
Land and building	$5,496	$5,490
Leasehold improvements	4,999	5,014
Computer hardware	17,471	16,170
Computer software	42,243	36,101
Furniture and equipment	1,070	1,249

Property and equipment, gross	71,279	64,024
Less: accumulated depreciation	(36,527)	(31,720)

Property and equipment, net	$34,752	$32,304

Note 5. Investments

In January 2009, we made an investment of $4.0 million, including transaction costs, in RideCharge, Inc. (“RideCharge”), a leading provider of ground travel booking that allows business travelers to book, pay and get reimbursed for ground transportation. Our investment consists of 3.2 million shares of preferred stock and warrants to purchase an additional 1.6 million shares of preferred stock at $1.25 per share.

Because our preferred stock in RideCharge does not meet all the characteristics of in-substance common stock, we have accounted for our investment under the cost method with net accumulated earnings recorded only to the extent of distributed dividends. We have not accounted for the warrants separately because they do not qualify as free standing derivatives. We have reported our investment in RideCharge in “Deferred Costs and Other Long-term Assets” on our balance sheet.

Note 6. Intangible Assets

Our intangible assets arise from our business acquisitions. The following table presents our intangible assets as of March 31, 2009, and September 30, 2008:

	March 31, 2009	September 30, 2008
Gross carrying amount	$48,600	$48,600
Accumulated amortization	(12,574)	(9,492)

Intangible assets, net	$36,026	$39,108

The following table presents the components of our intangible assets as of March 31, 2009:

Description	Fair Value	Accumulated Amortization	Net Book Value as of March 31, 2009	Weighted Average Useful Life (in years)
Trade name and trademarks	$200	$200	$—	—
Technology	12,700	5,976	6,724	4.8
Non-compete agreements	500	425	75	2.0
Customer relationships	35,200	5,973	29,227	11.0

Total	$48,600	$12,574	$36,026

For the three and six months ended March 31, 2009, we recorded amortization expense of $1.5 million and $3.1 million in our income statements, and $1.5 million and $3.1 million for the three and six months ended March 31, 2008.

Estimated amortization expense for the remaining estimated useful life of the intangible assets is as follows as of March 31, 2009:

Years ending September 30,	Amortization of Intangible Assets
2009 (April 1, 2009, through September 30, 2009)	$3,083
2010	5,933
2011	5,588
2012	3,445
2013	3,213
Thereafter	14,764

Total	$36,026

Note 7. Income Taxes

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

As of March 31, 2009, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet will ultimately be recovered. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Note 8. Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units (“RSU”). As of March 31, 2009, we had 1.6 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our 2008 Employee Stock Purchase Plan.

We have calculated an additional paid in capital (“APIC”) pool pursuant to the provisions of SFAS 123R, Share-based Payment (“SFAS 123R”). The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our income statements. For the three and six months ended March 31, 2009 and 2008, we did not record any tax deficiencies against the APIC pool. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive income per share.

Net cash proceeds from the exercise of stock options were $0.3 million and $2.1 million for the three and six months ended March 31, 2009, and $0.6 million and $3.0 million for the three and six months ended March 31, 2008. For the three and six months ended March 31, 2009 and 2008, we did not realize any income tax benefit from stock option exercises. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table presents our stock option activity for the six months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2008	3,563	$7.10
Exercised	(121)	4.87
Forfeited or expired	(2)	12.89

Outstanding as of March 31, 2009	3,440	7.18	4.09	$41,486

Exercisable as of March 31, 2009	3,281	6.86	3.96	40,622

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between our closing stock price on March 31, 2009, and the weighted average exercise price of the outstanding options, multiplied by the number of shares subject to the outstanding options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. Changes in the intrinsic value are based on fluctuations in the fair market value of our common stock. For the six months ended March 31, 2009, the total intrinsic value of options exercised was $2.5 million.

The following table presents a summary of RSU award activity for the six months ended March 31, 2009:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2008	772	$27.49
Granted	791	22.45
Vested and released	(139)	30.50
Cancelled	(4)	27.39

Outstanding as of March 31, 2009	1,420	24.40

As of March 31, 2009, we expect $22.1 million of total unrecognized compensation costs related to non-vested stock options and RSU to be recognized over a weighted average period of 1.8 years. For the six months ended March 31, 2009, the total fair value of options and RSU vested was $4.9 million, compared to $1.4 million for the six months ended March 31, 2008.

Note 9. Fair Value Measurements

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

As of March 31, 2009, we have highly liquid investments classified as cash equivalents included in our balance sheet. Cash equivalents consist of money market instruments that have original maturities of three months or less. As of March 31, 2009, the fair value and carrying amount of these instruments included in cash equivalents was $185.6 million. The carrying amount of these instruments approximates fair value and is considered a Level 1 fair value measurement based on the criteria and fair value hierarchy of SFAS 157. We had no financial liabilities measured at fair value on a recurring basis at March 31, 2009.

Equity Investment in Private Company

In January 2009, we made an investment in RideCharge. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Our investment in RideCharge was initially valued based upon the transaction price under the cost method of accounting and is classified as Level 3 in the fair value hierarchy. As of March 31, 2009, the fair value of this investment was $4.0 million and is recorded in “Deferred Costs and Other Long-term Assets” on our balance sheet.

The investment in RideCharge will be subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. We will record impairment charges when an investment has experienced a decline that is deemed to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of an investee could result in losses or an inability to recover the carrying value of our investment. When assessing our investments for other-than-temporary declines in value, we will consider many factors, including but not limited to the following: the performance of the investee in relation to its own operating targets and its business plan; the investee’s revenue and cost trends; the investee’s liquidity and cash position; and market acceptance of the investee’s products and services. From time to time, we may consider third-party evaluations. In the event an investment experiences other-than-temporary declines in value, we will record an impairment loss in “Other income (expense)” in our income statement.

Note 10. Comprehensive Income

The following table presents the components of our comprehensive income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income	$6,749	$3,704	$12,558	$7,086
Other comprehensive loss:
Foreign currency translation adjustment (loss) gain	(298)	65	(2,258)	(144)

Total comprehensive income	$6,451	$3,769	$10,300	$6,942

Note 11. Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program that expires in January 2011. During the six months ended March 31, 2009, we repurchased and retired 2.0 million shares of our outstanding common stock for a total cost of $54.8 million under this program. As of March 31, 2009, we remained authorized to repurchase up to an additional 2.1 million shares under this program.

Note 12. Segment Reporting

We operate in and report on one segment, which is on-demand Employee Spend Management Solutions based upon the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We market our services and products primarily in the United States and operate in a single industry segment. For the three and six months ended March 31, 2009 and 2008, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended March 31		Six Months Ended March 31,
	2009	2008	2009	2008
United States	$55,922	$48,438	$108,831	$91,800
Europe	3,463	2,933	6,595	6,609
Other	2,606	2,292	5,129	4,606

Total revenues	$61,991	$53,663	$120,555	$103,015

Note 13. Contingencies

Litigation

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement had been preliminarily approved by the district court. However, in December 2006, the court of appeals reversed the district court’s finding that six focus cases could be certified as class actions. In April 2007, the court of appeals acknowledged that the district court might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in six focus cases in September 2007, which was later withdrawn in October 2008. In November 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which was submitted to the district court for preliminary approval on April 2, 2009. As part of this tentative settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the district court. We believe that we have meritorious defenses to these claims. If the tentative settlement is not implemented and the litigation continues against us, we would continue to defend against this action vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

Product Warranty and Indemnification Obligations

We provide services and software solutions to our customers under sales contracts, which usually include a limited warranty regarding product and service performance and a limited indemnification of customers against losses, expenses and liabilities from damages that may be awarded against them if our services or software are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The contracts generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to time and geography-based scope limitations and a right for us to replace an infringing product. We also enter into similar limited indemnification terms in agreements with certain strategic business partners and vendors. We account for potential warranty claims in accordance with the guidance in SFAS No. 5, Accounting for Contingencies, and base our estimates on historical experience and current expectations. To date, we have experienced minimal warranty claims and have not had to reimburse any customers for any losses related to the limited indemnification described above.

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

Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2008, 2009 and 2010, as “2008,” “2009” and “2010.” Throughout this MD&A, where we provide discussion of the three and six months ended March 31, 2009, and we provide data for the same periods in the prior year, we will refer to the prior period as “2008.” All dollar, option and share amounts (other than per share dollar amounts) are reported in thousands, unless otherwise noted.

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

We generate our revenues predominantly from the delivery of subscription services, and to a much lesser degree from consulting services and other services, which includes the sale of software licenses. Subscription revenues as a percentage of total revenues increased to 94.9% and 95.7% for the three and six months ended March 31, 2009, compared to 94.7% and 94.5% for 2008. This reflects our customers’ continued shift toward the purchase of our services as subscription services rather than software licenses. Our subscription services revenues are recognized over the time period we provide our services to customers, in contrast to license revenues, which typically are recognized upon software delivery to the customer.

Our strategic focus in 2009 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in 2009 compared to 2008, on both an absolute basis and as a percentage of total revenues, due to anticipated growth in demand. We expect our sales and marketing expenses to increase on both an absolute basis and as a percentage of revenues in 2009 compared to 2008, primarily reflecting our continued emphasis on growing our sales and marketing personnel to support expected demand and create additional awareness in our target market. While we observe trends of declining travel transactions, increased unemployment and business contraction generally, which tend to reduce revenue, we believe they will be outweighed by cross-selling additional services and expansion of our customer base.

We operate in and report on one segment, which is on-demand Employee Spend Management Solutions.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

Selected Financial Data

The following table presents financial data derived from our unaudited income statements as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Subscription	94.9%	94.7%	95.7%	94.5%
Consulting and other	5.1	5.3	4.3	5.5

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Cost of operations	30.5	33.2	30.5	32.8
Sales and marketing	28.7	26.0	29.2	26.3
Systems development and programming	10.0	10.9	10.3	11.5
General and administrative	11.0	15.4	11.6	14.7
Amortization of intangible assets	2.5	2.9	2.6	3.0

Total expenses	82.7	88.4	84.2	88.3

Operating income	17.3	11.6	15.8	11.7
Other income (expense):
Interest income	0.5	0.4	1.2	0.5
Interest expense	(0.2)	(0.8)	(0.2)	(0.8)
Other, net	(0.6)	0.1	(0.5)	(0.1)

Total other income (expense), net	(0.3)	(0.3)	0.5	(0.4)

Income before income tax	17.0	11.3	16.3	11.3
Income tax expense	6.1	4.4	5.9	4.4

Net income	10.9%	6.9%	10.4%	6.9%

Results of Operations

Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
	2009	2008	Change	2009	2008	Change
Subscription	$58,819	$50,832	15.7%	$115,379	$97,375	18.5%
Consulting and other	3,172	2,831	12.0%	5,176	5,640	(8.2%)

Total revenues	$61,991	$53,663	15.5%	$120,555	$103,015	17.0%

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	%	2008	%	2009	%	2008	%
United States	$55,922	90.2%	$48,438	90.2%	$108,831	90.3%	$91,800	89.1%
Europe	3,463	5.6%	2,933	5.5%	6,595	5.5%	6,609	6.4%
Other	2,606	4.2%	2,292	4.3%	5,129	4.2%	4,606	4.5%

Total revenues	$61,991	100.0%	$53,663	100.0%	$120,555	100.0%	$103,015	100.0%

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

Subscription revenues increased 15.7%, or $8.0 million, for the three months ended March 31, 2009, and 18.5%, or $18.0 million, for the six months ended March 31, 2009, compared to the same periods in 2008. The increase was primarily due to the increased number of customers for our subscription services. The growth in customers reflects increased market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management Solutions and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

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

International Revenues. Revenues from customers outside the United States represented 10% of total revenues for the three and six months ended March 31, 2009. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the investment in our global distribution and the increased awareness of our products in the international markets.

Expenses

	Three Months Ended March 31,			SIx Months Ended March 31,
	2009	2008	Change	2009	2008	Change
Cost of operations	$18,938	$17,827	6.2%	$36,812	$33,810	8.9%
Sales and marketing	17,770	13,935	27.5%	35,332	27,092	30.4%
Systems development and programming	6,187	5,872	5.4%	12,379	11,813	4.8%
General and administrative	6,793	8,264	(17.8%)	13,981	15,104	(7.4%)
Amortization of intangible assets	1,541	1,547	(0.4%)	3,082	3,113	(1.0%)

Total operating expenses	$51,229	$47,445	8.0%	$101,586	$90,932	11.7%

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

Cost of operations expenses as a percentage of total revenues decreased to 30.5% for the three and six months ended March 31, 2009, compared to 33.2% and 32.8% for the same periods in 2008. Cost of operations expenses increased by 6.2%, or $1.1 million, for the three months ended March 31, 2009, and 8.9%, or $3.0 million, for the six months ended March 31, 2009, compared to the same periods in 2008. Total salaries and related expenses increased by 2.5%, or $0.2 million, for the three months ended March 31, 2009, and 2.5%, or $0.5 million, for the six months ended March 31, 2009, compared to the same periods in 2008. Depreciation, facilities, allocated overhead costs, and other increased by 12.0%, or $0.4 million, for the three months ended March 31, 2009, and 16.7%, or $1.1 million, for the six months ended March 31, 2009, compared to the same periods in 2008. Initial costs that we incur in connection with our subscription services increased by 9.9%, or $0.4 million, for the three months ended March 31, 2009, and 14.3%, or $1.1 million, for the six months ended March 31, 2009, compared to the same periods in 2008. These increases were primarily due to organic growth.

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

Sales and marketing expenses as a percentage of total revenues increased to 28.7% and 29.2% for the three and six months ended March 31, 2009, compared to 26.0% and 26.3% for the same periods in 2008. Sales and marketing expenses increased by 27.5%, or $3.8 million, for the three months ended March 31, 2009, and 30.4%, or $8.2 million, for the six months ended March 31, 2009, compared to the same periods 2008. Total salaries and related expenses increased by 24.9%, or $2.6 million, for the three months ended March 31, 2009, and 31.0%, or $5.9 million, for the six months ended March 31, 2009, compared to the same periods 2008. Initial costs that we incur in connection with our subscription services increased by 91.9%, or $1.2 million, for the three months ended March 31, 2009, and 71.4%, or $2.0 million, for the six months ended March 31, 2009, compared to the same periods in 2008. These increases were primarily attributable to an increase in sales personnel and marketing programs.

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

Systems development and programming costs as a percentage of total revenues decreased to 10.0% and 10.3% for the three and six months ended March 31, 2009, compared to 10.9% and 11.5% for the same periods in 2008. This decrease reflects our higher revenues compared to relatively stable expenses in this area. Systems development and programming costs increased 5.4%, or $0.3 million, for the three months ended March 31, 2009, and 4.8%, or $0.6 million, for the six months ended March 31, 2009, compared to the same periods in 2008.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs for corporate software developed or obtained for internal use and amortize it over its useful life. Capitalized internal-use software costs, net of amortization, increased $1.1 million, from $14.8 million at September 30, 2008, to $15.9 million at March 31, 2009.

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

General and administrative expenses as a percentage of total revenues decreased to 11.0% and 11.6% for the three and six months ended March 31, 2009, compared to 15.4% and 14.7% for the same periods in 2008. General and administrative expense decreased by 17.8%, or $1.5 million, for the three months ended March 31, 2009, and 7.4%, or $1.1 million, for the six months ended March 31, 2009, compared to the same periods 2008. Total salaries and related expenses decreased by 8.3%, or $0.4 million, for the three months ended March 31, 2009. Total salaries and related expenses increased by 8.2%, or $0.7 million, for the six months ended March 31, 2009. Depreciation, facilities, allocated overhead costs, professional fees, and other decreased by 26.8%, or $0.9 million, for the three months ended March 31, 2009, and 22.4%, or $1.4 million, for the six months ended March 31, 2009, compared to the same periods 2008. This decrease was driven by a $0.9 million non-recurring adjustment that was made during the second quarter of 2008 to record additional state and local taxes payable.

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

Interest Income, Interest Expense and Other

	Three Months Ended March 31,			SIx Months Ended March 31,
	2009	2008	Change	2009	2008	Change
Interest income	$322	$180	78.9%	$1,468	$430	241.4%
Interest expense	(117)	(421)	(72.2%)	(250)	(853)	(70.7%)
Other, net	(422)	67	(729.9%)	(567)	(59)	861.0%

Total other income (expense), net	$(217)	$(174)	24.7%	$651	$(482)	(235.1%)

Interest income increased for the three and six months ended March 31, 2009, compared to 2008, which reflects higher levels of interest-earning cash and cash equivalent investments. We record realized gains and losses on fluctuations in exchange rates in the Other Income (expense) section of the income statement.

Income Tax Expense

	Three Months Ended March 31,			SIx Months Ended March 31,
	2009	2008	Change	2009	2008	Change
Income tax expense	$3,796	$2,340	62.2%	$7,062	$4,515	56.4%

We make estimates and judgments in determining income tax expense for financial statement purposes. We also make estimates and judgments in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

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

Financial Condition

Our total assets decreased by 8.0%, or $51.1 million, to $589.9 million at March 31, 2009, from $641.0 million at September 30, 2008. Our cash and cash equivalents decreased by 17.0%, or $45.6 million, to $222.2 million at March 31, 2009, from $267.7 million at September 30, 2008. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Our accounts receivable balances were $36.7 million at March 31, 2009, and $38.5 million at September 30, 2008, representing a decrease of 4.6%, or $1.8 million.

Our total current liabilities decreased by 9.7%, or $8.4 million, to $78.1 million at March 31, 2009, from $86.5 million at September 30, 2008. This decrease was primarily due to the payment and subsequent decrease in accrued bonus and commissions.

Our additional paid in capital decreased by 7.8%, or $53.1 million, to $626.4 million at March 31, 2009, from $679.5 million at September 30, 2008. The decrease reflects $54.8 million used to repurchase shares of our outstanding common stock, partially offset by the exercise of stock options under our stock-based compensation plans, and the purchase of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of March 31, 2009, consisted principally of cash and cash equivalents totaling $222.2 million. Our cash and cash equivalents held at financial institutions generally are in excess of the current Federal Deposit Insurance Corporation limits of $250. In addition, we have a revolving credit facility, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $23.7 million and $27.5 million for the three and six months ended March 31, 2009, compared to $17.8 million and $21.8 million for the same periods in 2008.

Our investing activities used $6.8 million and $13.5 million for the three and six months ended March 31, 2009, compared to $2.1 million and $168.3 million for the same periods in 2008. Investing activities for the three and six months ended March 31, 2008, included payments of $0.9 million and $161.9 million related to our acquisition of Gelco Information Network, Inc. Investing activities included a $4.0 million payment for a purchase of an investment in RideCharge during the three months ended March 31, 2009. Purchases of property and equipment were $4.9 million and $10.5 million for the three and six months ended March 31, 2009, compared to $3.2 million and $5.7 million for the same periods in 2008. The change in restricted cash net of the change in customer funding liabilities resulted in an increase in cash provided of $2.3 million and $1.2 million for the three and six months ended March 31, 2009. The change in restricted cash net of the change in customer funding liabilities resulted in an increase in cash provided of $1.9 million for the three months ended March 31, 2008, and a decrease in cash provided of $0.7 million for the six months ended March 31, 2008.

Our financing activities used $4.2 million and $57.2 million for the three and six months ended March 31, 2009, compared to $22.5 million and $4.9 million for the same periods in 2008. Financing activities included $54.8 million in cash used for repurchases of our common stock during the six months ended March 31, 2009. Financing activities included $30.9 million in cash used for repurchases of our common stock during the three and six months ended March 31, 2008. Proceeds from financing activities included $7.8 million from our revolving credit facility during the three and six months ended March 31, 2008. Included in financing activities for the three months ending March 31, 2009, is a $2.8 million payment for common stock issuance costs for the 6.4 million shares issued to American Express Travel Related Services Company, Inc. in 2008.

We entered into a credit agreement with a financial institution on June 1, 2007, and amended it on October 1, 2007 (“Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving credit facility for up to $70 million and expires in June 2012, or such earlier date as provided in the Amended Credit Agreement. At our option, the interest rate on the revolving credit facility is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. We granted security interests in substantially all of our assets as collateral for the loans under the Amended Credit Agreement. The Amended Credit Agreement requires compliance with certain covenants, which limit among other things our ability to consummate a sale of assets, make changes in our capital structure and pay out dividends.

As of March 31, 2009, and September 30, 2008, we were in compliance with all loan covenants under the terms of the Amended Credit Agreement. As of March 31, 2009, we had no outstanding borrowings under this agreement.

Our Board of Directors has authorized a stock repurchase program that expires in January 2011. During the three months ended March 31, 2009, we did not make any repurchases of our outstanding common stock under this program. As of March 31, 2009, 2.1 million shares remained eligible for repurchase under this program. Repurchases may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices and repurchased shares will be retired. During the three months ended March 31, 2008, we repurchased and retired 1.1 million shares of our outstanding common stock under this program.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2009:

Years ending September 30,	Capital Leases	Operating Leases	Purchase Obligations
2009 (April 1, 2009, through September 30, 2009)	$652	$1,413	$953
2010	1,129	2,616	686
2011	199	2,388	253
2012	—	2,352	—
2013	—	1,610	—
2014 and thereafter	—	392	—

Total	$1,980	$10,771	$1,892

Capital Leases

We lease equipment, some of which is required to be capitalized if it meets certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. Amounts for operating leases do not include certain operating expenses under these leases such as common area maintenance. As of March 31, 2009, we also leased office space in the United States in the states of Arizona, California, Georgia, Illinois, Minnesota, New Jersey, Texas and Virginia, and internationally in the countries of Australia, Belgium, Canada, China, Czech Republic, France, Germany and the United Kingdom.

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

Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology and non-compete agreements; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Revenue Recognition

We generate our revenues from the delivery of subscription services (which include software maintenance services), and to a much lesser degree, consulting services and the sale of software licenses. We recognize revenues in accordance with accounting standards for software and service companies.

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

Our revolving credit facility bears interest at floating rates we select under the terms of our credit agreement with a financial institution. As of March 31, 2009, we had no outstanding indebtedness under this credit facility. The revolving credit facility is not hedged with an interest rate swap.

Foreign Currency Risk. We conduct business in international markets, primarily in Australia, Canada and the United Kingdom. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Changes in exchange rates between the U.S. dollar and these other currencies will result in transaction gains or losses, which we recognize in our income statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement had been preliminarily approved by the district court. However, in December 2006, the court of appeals reversed the district court’s finding that six focus cases could be certified as class actions. In April 2007, the court of appeals acknowledged that the district court might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in six focus cases in September 2007, which was later withdrawn in October 2008. In November 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which was submitted to the district court for preliminary approval on April 2, 2009. As part of this tentative settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the district court. We believe that we have meritorious defenses to these claims. If the tentative settlement is not implemented and the litigation continues against us, we would continue to defend against this action vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

We generated 95% of our total revenues for the six months ended March 31, 2009, from four solutions — Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to constitute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth are dependent upon continued market acceptance of these solutions. Our revenues would decline significantly if our customers reduce or cancel their subscriptions for our products due to current economic conditions or if competing products achieve greater market acceptance, either because our competitors (some of which have substantially greater resources than we do) develop new offerings, or we do not keep up with technological advancements in services and software platforms, delivery models or product features. There can be no assurance that our solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of these solutions in the future.

Our future performance and revenue growth will depend on the growth of our subscription services.

We anticipate that our future financial performance and revenue growth will depend upon the growth of our subscription services. Subscription revenues represented 96% of our total revenues for the six months ended March 31, 2009. We expect subscription revenues to represent a large majority of our total revenues for the foreseeable future and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our services. As a result, we have invested significantly in infrastructure, operations and strategic relationships to support on-demand subscription services, which represent a significant departure from traditional software delivery strategies.

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

Our operations and financial performance depend on the state of the economy, which has deteriorated recently due to, among other things, the effects of the credit and housing markets crises, impaired consumer confidence, lower economic activity and increases in the rates of unemployment, default and bankruptcy. Unfavorable economic conditions may result in fewer travel and expense transactions, lower information technology spending and deceased revenue for us. Customers may delay, reduce, or curtail purchasing decisions due to, among others, difficulty in assessing and forecasting future business activity and impaired ability to pay for our products and services. Customers may go out of business or be acquired by other companies. The economic downturn may also result in increased expenses for us for labor, energy, equipment and facilities, as well as increased volatility of our stock price and foreign exchange rates, and impairment of goodwill and other assets. If the current economic downturn continues or worsens, our business, operating results and financial condition could be materially and adversely affected.

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

We depend on strategic reseller and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, telesales and internal marketing efforts. Some of our strategic relationships are in early stages of operation and, accordingly, it is uncertain whether these third parties will be able to market our products and services successfully or provide the volume and quality of orders and lead referrals that we currently expect. For example, in 2008 we entered into a strategic referral relationship with American Express Travel Related Services Company, Inc., through which we expect to expand our market presence and broaden our distribution capacity. In addition, the global economic downturn may negatively affect our strategic partners, making them less effective or causing them to modify or cancel their relationships with us.

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

An important component of our business success is our ability to maintain and develop relationships with travel suppliers. Adverse changes in existing relationships, including any impact of the economic recession on the businesses of those suppliers, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect our business, financial condition and results of operations.

If our customers have concerns over the scalability or security of our products, they might discontinue buying them and our revenues will decline.

If customers determine that our subscription services offerings are not sufficiently scalable, do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use or if, for any other reason, our customers decide not to accept our subscription services for use, our business will be harmed. As part of our subscription services, we receive credit card, travel booking, employee, purchasing, supplier and other financial and accounting data, through the Internet or extranets and there can be no assurance that this information will not be subject to computer break-ins, theft and other improper activity that could jeopardize the security of information handled by our products. Any such lapse in security could expose us to litigation, loss of customers, damage to our reputation, or otherwise harm our business.

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

Our acquisitions of, and investments in, other companies, products, or technologies may not yield expected benefits.

We have acquired and invested in other companies in the past. In the future, we may acquire or make investments in other companies, products, or technologies. We may not realize the anticipated benefits of those acquisitions or investments to the extent that we anticipate, or at all. We may have to incur additional debt or issue additional equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If any acquisition or investment is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results. Any completed acquisitions would also require significant integration efforts, diverting our attention from our business operations and strategy. The value of our acquisitions or investments may decline as a result of changes in market conditions or the acquired company business, as a result of factors such as the performance of the business relative to its business plan, revenue and cost trends of the business, its liquidity and cash position, and market acceptance of its products.

The growth of the international component of our business subjects us to additional risks associated with foreign operations.

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented 10% of total revenues for the three months ended March 31, 2009. These international operations are subject to many difficulties and incremental costs, including:

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

Our quarterly revenues and operating results may fluctuate in future periods, we may fail to meet expectations of investors and public market analysts or we may be affected by other adverse factors, which could cause the market price of our common stock to be volatile or to decline.

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

Many new laws, regulations and standards, notably those adopted by the SEC and the NASDAQ Stock Market in connection with the Sarbanes-Oxley Act of 2002, impose significant obligations on public companies such as us. Additional regulatory and compliance requirements may be adopted in the future. The new laws and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices and have created uncertainty for companies such as us. These new laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our compliance with these reforms and enhanced new disclosures has resulted in and will likely continue to result in general and administrative expenses and a significant diversion of management time and attention from revenue-generating or cost-reduction activities to compliance activities. If we are not able to prepare for and implement the reforms required by new laws, regulations and standards, our business, operating results and financial condition could be harmed. Further, these laws, regulations and standards may make it more difficult for us to attract and retain qualified members to serve on our board of directors and to attract and retain qualified executive officers, which could harm our business.

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

The trading price of our common stock has fluctuated widely in the past and may do so in the future, as a result of a number of factors. In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. Factors that could cause our stock price to fluctuate include:

•	general and industry-specific business, economic and market conditions;

•	the announcement of a merger or acquisition;

•	variations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	failure to achieve earnings expectations;

•	the volatility inherent in stock prices within the emerging sector within which we conduct business;

•	adverse publicity; and

•	the volume of trading in our common stock, including sales upon exercise of outstanding options.

Securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement had been preliminarily approved by the district court. However, in December 2006, the court of appeals reversed the district court’s finding that six focus cases could be certified as class actions. In April 2007, the court of appeals acknowledged that the district court might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in six focus cases in September 2007, which was later withdrawn in October 2008. In November 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which was submitted to the district court for preliminary approval on April 2, 2009. As part of this tentative settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the district court. We believe that we have meritorious defenses to these claims. If the tentative settlement is not implemented and the litigation continues against us, we would continue to defend against this action vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results.

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

We held our 2009 Annual Meeting of Stockholders (“Annual Meeting”) on March 11, 2009. At the Annual Meeting, the stockholders elected three Class I directors to serve three year terms, amended our certificate of incorporation to increase the authorized shares of common stock from 60,000,000 to 195,000,000 shares, approved the adoption of our 2008 Employee Stock Purchase Plan and ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2009. The tables below show the results of the stockholders’ voting:

	Votes in Favor	Votes Withheld/ Abstentions
Election of class I directors
S. Steven Singh	43,950,125	1,054,684
Jeffrey T. Seely	44,810,004	194,805
Randall H. Talbot	39,227,650	5,777,159

	Votes in Favor	Votes Against	Votes Withheld/ Abstentions	Broker Non-Votes
Amendment of the certificate of incorporation to increase the authorized shares of common stock from 60,000,000 to 195,000,000	32,738,249	12,254,179	12,380
Approval of the adoption of the 2008 Employee Stock Purchase Plan	38,811,948	395,721	22,016	5,775,124
Ratification of independent registered public accounting firm	44,960,060	35,332	9,417

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as the principal financial officer thereof.

Dated: May 7, 2009

CONCUR TECHNOLOGIES, INC.

By	/s/ John F. Adair
John F. Adair
Chief Financial Officer

principal financial officer and duly authorized signatory

EXHIBIT INDEX

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