Form 10-Q
period 2009-06-30
CONCUR TECHNOLOGIES INC
filed 2009-08-06
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of the registrant’s common stock outstanding as of July 31, 2009: 48,654,412

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Subscription	$60,915	$53,240	$176,294	$150,615
Consulting and other	1,311	1,689	6,487	7,329

Total revenues	62,226	54,929	182,781	157,944

Expenses (1):
Cost of operations	19,130	17,176	55,942	50,986
Sales and marketing	17,998	15,451	53,330	42,543
Systems development and programming	5,822	5,349	18,201	17,162
General and administrative	6,839	7,937	20,820	23,041
Amortization of intangible assets	1,542	1,542	4,624	4,655

Total expenses	51,331	47,455	152,917	138,387

Operating income	10,895	7,474	29,864	19,557

Other income (expense):
Interest income	372	154	1,840	584
Interest expense	(123)	(349)	(373)	(1,202)
Other, net	175	(111)	(392)	(170)

Total other income (expense), net	424	(306)	1,075	(788)

Income before income tax	11,319	7,168	30,939	18,769

Income tax expense	4,076	2,712	11,138	7,227

Net income	$7,243	$4,456	$19,801	$11,542

Net income per share:
Basic	$0.15	$0.10	$0.41	$0.27
Diluted	0.14	0.09	0.38	0.24

Weighted average shares used in computing net income per share:
Basic	48,560	43,136	48,603	43,554
Diluted	51,608	46,969	51,528	47,393

(1) Includes share-based compensation as follows:

Cost of operations	$551	$487	$1,261	$1,171
Sales and marketing	1,762	1,044	3,609	2,340
Systems development and programming	481	303	1,287	757
General and administrative	824	769	2,105	1,693

Total share-based compensation	$3,618	$2,603	$8,262	$5,961

See notes to financial statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$128,955	$267,725
Short-term investments	114,570	—
Restricted cash	2,481	3,055
Accounts receivable, net of allowance of $4,166 and $5,543	38,086	38,479
Prepaid expenses	3,131	3,160
Deferred tax assets	26,405	14,289
Deferred costs and other current assets	14,011	14,104

Total current assets	327,639	340,812
Property and equipment, net	34,536	32,304
Investments	17,057	—
Deferred costs and other long-term assets	18,454	16,067
Intangible assets, net	34,485	39,108
Deferred tax assets	25,643	47,257
Goodwill	165,471	165,471

Total assets	$623,285	$641,019

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$3,326	$4,198
Customer funding liabilities	42,760	22,470
Accrued compensation	10,035	18,308
Acquisition-related liabilities	92	2,036
Other accrued and current liabilities	8,069	8,442
Long-term debt, current portion	1,240	1,505
Deferred revenues, current portion	32,546	29,572

Total current liabilities	98,068	86,531
Long-term debt	491	1,328
Deferred rent	1,743	2,126
Deferred revenues	13,232	12,511
Non-current tax liabilities	4,594	3,985

Total liabilities	118,128	106,481

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	—	—
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	49	50
Authorized shares: 60,000
Shares issued and outstanding: 48,633 and 50,286
Additional paid-in capital	631,930	679,526
Accumulated deficit	(125,027)	(144,828)
Accumulated other comprehensive loss	(1,795)	(210)

Total stockholders’ equity	505,157	534,538

Total liabilities and stockholders’ equity	$623,285	$641,019

See notes to financial statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Operating activities:
Net income	$7,243	$4,456	$19,801	$11,542
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,542	1,542	4,624	4,655
Depreciation	4,143	3,793	12,283	11,191
Allowance for uncollectible accounts receivable	(513)	108	(1,376)	1,840
Share-based compensation expense	3,618	2,603	8,262	5,961
Deferred income taxes	3,500	2,505	9,529	6,639
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(710)	1,602	1,661	966
Prepaid expenses and other assets	(1,202)	(1,153)	(4,228)	(2,655)
Accounts payable	(3,521)	(78)	(851)	(522)
Accrued liabilities	2,543	2,025	(7,848)	(6,371)
Deferred revenues	1,414	1,967	3,714	7,900

Net cash provided by operating activities	18,057	19,370	45,571	41,146

Investing activities:
Purchases of investments	(127,582)	—	(127,582)	—
Increase in customer funding liabilities, net of changes in restricted cash	19,656	2,193	20,855	1,465
Investments in unconsolidated affiliate	(25)	—	(4,045)	—
Purchases of property and equipment	(3,803)	(4,057)	(14,348)	(9,731)
Payments for acquisition, net of cash acquired	(1,706)	(1,292)	(1,864)	(163,142)

Net cash used in investing activities	(113,460)	(3,156)	(126,984)	(171,408)

Financing activities:
Payments for issuance of common stock	—	—	(2,829)	—
Net proceeds from share-based equity award activity	1,262	2,584	2,189	5,609
Proceeds from employee stock purchase plan activity	539	263	889	846
Payments on repurchase of common stock	—	(12,875)	(54,773)	(43,763)
Net (payments) proceeds from borrowings	—	(4,021)	—	19,189
Repayments on borrowings and capital leases	(249)	(416)	(1,101)	(1,247)

Net cash provided by (used in) financing activities	1,552	(14,465)	(55,625)	(19,366)

Effect of foreign currency exchange rate changes on cash and cash equivalents	651	687	(1,732)	699

Net (decrease) increase in cash and cash equivalents	(93,200)	2,436	(138,770)	(148,929)
Cash and cash equivalents at beginning of period	222,155	17,470	267,725	168,835

Cash and cash equivalents at end of period	$128,955	$19,906	$128,955	$19,906

Supplemental cash flow information:
Cash paid for interest	$35	$460	$103	$809
Income tax payments, net	210	506	550	630

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

Significant Accounting Policies

We discuss our significant accounting policies, which include business combinations, revenue recognition, allowances for uncollectible accounts receivable, share-based compensation and income taxes, in our 2008 Annual Report on Form 10-K.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009. We are required to adopt SFAS 165 in the fourth quarter of 2009. Since SFAS 165 only requires additional disclosures, we do not expect the adoption to have an impact on our financial statements.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income	$7,243	$4,456	$19,801	$11,542

Weighted average number of shares outstanding:
Basic	48,560	43,136	48,603	43,554
Dilutive effect of share-based equity award plans (1)	3,048	3,833	2,925	3,839

Diluted	51,608	46,969	51,528	47,393

Net income per share available to common stockholders:
Basic	$0.15	$0.10	$0.41	$0.27
Diluted	0.14	0.09	0.38	0.24

(1)	For the three and nine months ended June 30, 2009 and 2008, we did not exclude any options to purchase Concur common stock from the calculations of diluted net income per share.

Note 4. Property and Equipment

Our property and equipment consisted of the following:

	June 30, 2009	September 30, 2008
Land and building	$5,545	$5,490
Leasehold improvements	5,005	5,014
Computer hardware	18,223	16,170
Computer software	43,835	36,101
Furniture and equipment	1,100	1,249

Property and equipment, gross	73,708	64,024
Less: accumulated depreciation	(39,172)	(31,720)

Property and equipment, net	$34,536	$32,304

Note 5. Investments

Equity Investment in Private Company

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

Because our preferred stock in RideCharge does not meet all the characteristics of in-substance common stock, we have accounted for our investment under the cost method with net accumulated earnings recorded only to the extent of distributed dividends. We have not accounted for the warrants separately because they do not qualify as free standing derivatives. We have reported our investment in RideCharge in “Investments” on our balance sheet.

All Other Investments

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and money market funds. The portion in cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Investments with maturities between three and 12 months are reported in “Short-term Investments” on our balance sheet. Investments with maturities of 12 months or longer are reported in “Investments” on our balance sheet. As of June 30, 2009, our investments included $13 million of investments in commercial paper with maturities of 12 months or longer. Unrealized gains and losses related to available for sale securities are reported in “Accumulated other comprehensive income (loss)”, as disclosed in Note 10.

Note 6. Intangible Assets

Our intangible assets arise from our business acquisitions. The following table presents our intangible assets as of June 30, 2009, and September 30, 2008:

	June 30, 2009	September 30, 2008
Gross carrying amount	$48,600	$48,600
Accumulated amortization	(14,115)	(9,492)

Intangible assets, net	$34,485	$39,108

The following table presents the components of our intangible assets as of June 30, 2009:

Description	Fair Value	Accumulated Amortization	Net Book Value as of June 30, 2009	Weighted Average Useful Life (in years)
Trade name and trademarks	$200	$200	$—	—
Technology	12,700	6,676	6,024	4.8
Non-compete agreements	500	462	38	2.0
Customer relationships	35,200	6,777	28,423	11.0

Total	$48,600	$14,115	$34,485

For the three and nine months ended June 30, 2009, we recorded amortization expense of $1.5 million and $4.6 million in our income statements, and $1.5 million and $4.7 million for the three and nine months ended June 30, 2008.

Estimated amortization expense for the remaining estimated useful life of the intangible assets is as follows as of June 30, 2009:

Years ending September 30,	Amortization of Intangible Assets
2009 (July 1, 2009, through September 30, 2009)	$1,541
2010	5,934
2011	5,588
2012	3,445
2013	3,213
Thereafter	14,764

Total	$34,485

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

As of June 30, 2009, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet will ultimately be recovered. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Note 8. Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units (“RSU”). As of June 30, 2009, we had 1.8 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our 2008 Employee Stock Purchase Plan.

We have calculated an additional paid in capital (“APIC”) pool pursuant to the provisions of SFAS 123R, Share-based Payment (“SFAS 123R”). The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include only those excess tax benefits that have been realized in accordance with SFAS No. 109, Accounting for Income Taxes. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our income statements. For the three and nine months ended June 30, 2009 and 2008, we did not record any tax deficiencies against the APIC pool. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive income per share.

Net cash proceeds from the exercise of stock options were $1.3 million and $3.4 million for the three and nine months ended June 30, 2009, and $2.6 million and $5.6 million for the three and nine months ended June 30, 2008. For the three and nine months ended June 30, 2009 and 2008, we did not realize any income tax benefit from stock option exercises. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table presents our stock option activity for the nine months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2008	3,563	$7.10
Exercised	(241)	7.72
Forfeited or expired	(2)	12.89

Outstanding as of June 30, 2009	3,320	7.06	3.83	$79,764

Exercisable as of June 30, 2009	3,213	6.83	3.74	77,924

The aggregate intrinsic value in the table above represents total pretax intrinsic value (i.e., the difference between our closing stock price on June 30, 2009, and the weighted average exercise price of the outstanding options, multiplied by the number of shares subject to the outstanding options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. Changes in the intrinsic value are based on fluctuations in the fair market value of our common stock. For the nine months ended June 30, 2009, the total intrinsic value of options exercised was $4.8 million.

The following table presents a summary of RSU award activity for the nine months ended June 30, 2009:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2008	772	$27.49
Granted	791	22.45
Vested and released	(140)	30.42
Cancelled	(8)	26.01

Outstanding as of June 30, 2009	1,415	24.41

As of June 30, 2009, we expect $18.4 million of total unrecognized compensation costs related to non-vested stock options and RSU to be recognized over a weighted average period of 1.6 years. For the nine months ended June 30, 2009, the total fair value of options and RSU vested was $5.3 million, compared to $2.1 million for the nine months ended June 30, 2008.

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

We have highly liquid investments classified as cash equivalents and short-term investments included in our balance sheet. Cash equivalents consist of money market instruments and commercial paper that have original maturities of 90 days or less. We also invest in commercial paper with maturities greater than 90 days but generally mature within 270 days. Such instruments are classified within Level 2 of the fair value hierarchy. We had no financial liabilities measured at fair value on a recurring basis at June 30, 2009.

Financial assets measured at fair value are summarized below:

	Fair value measurement using			Assets at fair value
	Level 1	Level 2	Level 3
Assets:
Money market accounts	$17,781	$—	$—	$17,781
Commercial paper	—	125,138	—	125,138
Other fixed income securities	—	42,485		42,485

Total	$17,781	$167,623	$—	$185,404

Equity Investment in Private Company

In January 2009, we made an investment in RideCharge. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Our investment in RideCharge was initially valued based upon the transaction price under the cost method of accounting and is classified as Level 3 in the fair value hierarchy. As of June 30, 2009, the fair value of this investment was $4.0 million and is recorded in “Investments” on our balance sheet.

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

Note 10. Comprehensive Income

The following table presents the components of our comprehensive income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income	$7,243	$4,456	$19,801	$11,542
Other comprehensive gain (loss):
Foreign currency translation adjustment gain (loss)	691	340	(1,567)	196
Net unrealized loss on investments	(18)	—	(18)	—

Total comprehensive income	$7,916	$4,796	$18,216	$11,738

Note 11. Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program that expires in January 2011. During the nine months ended June 30, 2009, we repurchased and retired 2.0 million shares of our outstanding common stock for a total cost of $54.8 million under this program. As of June 30, 2009, we remained authorized to repurchase up to an additional 2.1 million shares under this program.

Note 12. Segment Reporting

We operate in and report on one segment, which is on-demand Employee Spend Management Solutions based upon the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We market our services and products primarily in the United States and operate in a single industry segment. For the three and nine months ended June 30, 2009 and 2008, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
United States	$56,490	$49,654	$165,321	$141,454
Europe	3,050	2,771	9,645	9,380
Other	2,686	2,504	7,815	7,110

Total revenues	$62,226	$54,929	$182,781	$157,944

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

Note 14. Subsequent Event

Acquisition of Etap-On-Line

On August 1, 2009, we completed the acquisition of Etap-On-Line (“Etap Acquisition”) pursuant to the Share Purchase Agreement, dated August 1, 2009, between Concur and the shareholders of Etap-On-Line (“Purchase Agreement”). Under the Purchase Agreement, we purchased all outstanding equity securities of Etap-On-Line for an aggregate consideration of up to €28 million in cash and shares of Concur common stock (in aggregate totaling approximately $40 million USD), subject to specified earn out provisions and other adjustments to be determined over a three year period ending August 1, 2012. Pro forma results of operations are not presented in this report because the effect of this acquisition was not material to our financial statements.

Etap-On-Line is a leading European provider of business travel and expense management solutions based in Paris, France. The Etap Acquisition is expected to strengthen our operations and client-base in the European market.

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

Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2008, 2009 and 2010, as “2008,” “2009” and “2010.” Throughout this MD&A, where we provide discussion of the three and nine months ended June 30, 2009, and we provide data for the same periods in the prior year, we will refer to the prior period as “2008.” All dollar, option and share amounts (other than per share dollar amounts) are reported in thousands, unless otherwise noted.

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition and other statements that are not historical facts, including, without limitation, statements relating to our expectations regarding our revenues and operating expenses for the remainder of 2009 and our expectations about liquidity and capital resources for the next 12 months. Forward-looking statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. These forward-looking statements involve many risks and uncertainties, which are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the United States Securities and Exchange Commission (“SEC”). In general, adverse economic or market conditions, such as the current economic downturn, may cause customers and prospects to delay or reduce purchases of our products and services or otherwise change their spending patterns in response to tighter credit and negative financial news, cause customers to reduce business travel and correspondingly reduce the use of our solutions, reduce the ability of customers, channel partners, vendors and suppliers to fulfill their obligations to us, increase volatility of our stock price and foreign exchange rate fluctuations, and otherwise adversely affect our business. The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. Except as required by law, we assume no obligation or duty to update any such forward-looking statements.

Overview

We are a leading provider of on-demand Employee Spend Management solutions. Our integrated travel and expense software solutions enable organizations to control costs by automating the processes used to manage employee spending. Our solutions unite online travel procurement with automated expense reporting, streamline corporate event management, and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our unified approach to managing these processes provides our customers with visibility into their employee spending, which helps them analyze trends, influence budget decisions, improve forecasting, and monitor and enforce compliance with their corporate policies and external regulations, such as the Sarbanes-Oxley Act of 2002.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

Selected Financial Data

The following table presents financial data derived from our unaudited income statements as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Subscription	97.9%	96.9%	96.5%	95.4%
Consulting and other	2.1	3.1	3.5	4.6

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Cost of operations	30.7	31.3	30.6	32.3
Sales and marketing	28.9	28.2	29.2	26.9
Systems development and programming	9.4	9.7	10.0	10.9
General and administrative	11.0	14.4	11.4	14.6
Amortization of intangible assets	2.5	2.8	2.5	2.9

Total expenses	82.5	86.4	83.7	87.6

Operating income	17.5	13.6	16.3	12.4

Other income (expense):
Interest income	0.6	0.2	1.0	0.4
Interest expense	(0.2)	(0.6)	(0.2)	(0.8)
Other, net	0.3	(0.2)	(0.2)	(0.1)

Total other income (expense), net	0.7	(0.6)	0.6	(0.5)

Income before income tax	18.2	13.0	16.9	11.9

Income tax expense	6.6	4.9	6.1	4.6

Net income	11.6%	8.1%	10.8%	7.3%

Results of Operations

Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Subscription	$60,915	$53,240	14.4%	$176,294	$150,615	17.0%
Consulting and other	1,311	1,689	(22.4)%	6,487	7,329	(11.5)%

Total revenues	$62,226	$54,929	13.3%	$182,781	$157,944	15.7%

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	%	2008	%	2009	%	2008	%
United States	$56,490	90.8%	$49,654	90.4%	$165,321	90.4%	$141,454	89.6%
Europe	3,050	4.9%	2,771	5.0%	9,645	5.3%	9,380	5.9%
Other	2,686	4.3%	2,504	4.6%	7,815	4.3%	7,110	4.5%

Total revenues	$62,226	100.0%	$54,929	100.0%	$182,781	100.0%	$157,944	100.0%

Revenues. Subscription revenues consist of fees paid for subscription services, and to a much lesser degree the amortization of set-up fees paid to us in connection with those services, and the amortization of fees paid for software maintenance services under software license arrangements and in multiple element subscription arrangements where there is no vendor specific objective evidence of fair value for an undelivered subscription element. Subscription revenues are affected by pricing, the number of new customers, customer contract durations and our customer retention rate.

Subscription revenues increased 14.4%, or $7.7 million, for the three months ended June 30, 2009, and 17.0%, or $25.7 million, for the nine months ended June 30, 2009, compared to the same periods in 2008. The increases were primarily due to the increased number of customers for our subscription services. The growth in customers reflects increased market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management Solutions and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

We expect subscription revenues to continue to grow in 2009 as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

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

International Revenues. Revenues from customers outside the United States represented 9% and 10% of total revenues for the three and nine months ended June 30, 2009. Fluctuations in foreign currency exchange rates have not had a material effect on our operating results. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due in part to the investment in our global distribution and the increased awareness of our products in the international markets.

Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Cost of operations	$19,130	$17,176	11.4%	$55,942	$50,986	9.7%
Sales and marketing	17,998	15,451	16.5%	53,330	42,543	25.4%
Systems development and programming	5,822	5,349	8.8%	18,201	17,162	6.1%
General and administrative	6,839	7,937	(13.8)%	20,820	23,041	(9.6)%
Amortization of intangible assets	1,542	1,542	0.0%	4,624	4,655	(0.7)%

Total operating expenses	$51,331	$47,455	8.2%	$152,917	$138,387	10.5%

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

Cost of operations expenses as a percentage of total revenues decreased to 30.7% and 30.6% for the three and nine months ended June 30, 2009, compared to 31.3% and 32.3% for the same periods in 2008. Cost of operations expenses increased by 11.4%, or $2.0 million, for the three months ended June 30, 2009, and 9.7%, or $5.0 million, for the nine months ended June 30, 2009, compared to the same periods in 2008. Total salaries and related expenses increased by 9.9%, or $0.9 million, for the three months ended June 30, 2009, and 4.9%, or $1.4 million, for the nine months ended June 30, 2009, compared to the same periods in 2008. Allocated overhead costs increased by 4.0%, or $0.1 million, for the three months ended June 30, 2009, and 12.0%, or $1.2 million, for the nine months ended June 30, 2009, compared to the same periods in 2008. Initial set-up costs that we incur in connection with our subscription services increased by 20.1%, or $0.8 million, for the three months ended June 30, 2009, and 16.2%, or $1.9 million, for the nine months ended June 30, 2009, compared to the same periods in 2008. These increases were primarily due to organic growth.

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

Sales and marketing expenses as a percentage of total revenues increased to 28.9% and 29.2% for the three and nine months ended June 30, 2009, compared to 28.2% and 26.9% for the same periods in 2008. Sales and marketing expenses increased by 16.5%, or $2.5 million, for the three months ended June 30, 2009, and 25.4%, or $10.8 million, for the nine months ended June 30, 2009, compared to the same periods 2008. Total salaries and related expenses increased by 21.6%, or $2.4 million, for the three months ended June 30, 2009, and 27.6%, or $8.3 million, for the nine months ended June 30, 2009, compared to the same periods 2008. Initial costs that we incur in connection with our subscription services increased by 36.5%, or $0.7 million, for the three months ended June 30, 2009, and 57.4%, or $2.7 million, for the nine months ended June 30, 2009, compared to the same periods in 2008. These increases were primarily attributable to an increase in sales personnel and marketing programs.

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

Systems development and programming costs as a percentage of total revenues decreased to 9.4% and 10.0% for the three and nine months ended June 30, 2009, compared to 9.7% and 10.9% for the same periods in 2008. This decrease reflects our higher revenues compared to relatively stable expenses in this area. Systems development and programming costs increased 8.8%, or $0.5 million, for the three months ended June 30, 2009, and 6.1%, or $1.0 million, for the nine months ended June 30, 2009, compared to the same periods in 2008.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs for corporate software developed or obtained for internal use and amortize it over its useful life. Capitalized internal-use software costs, net of amortization, increased $1.6 million, from $14.8 million at September 30, 2008, to $16.4 million at June 30, 2009.

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

General and administrative expenses as a percentage of total revenues decreased to 11.0% and 11.4% for the three and nine months ended June 30, 2009, compared to 14.4% and 14.6% for the same periods in 2008. General and administrative expense decreased by 13.8%, or $1.1 million, for the three months ended June 30, 2009, and 9.6%, or $2.2 million, for the nine months ended June 30, 2009, compared to the same periods 2008. Total salaries and related expenses decreased by 14.7%, or $0.7 million, for the three months ended June 30, 2009. Total salaries and related expenses were flat for the nine months ended June 30, 2009, compared to the same period in 2008. Allocated overhead costs, professional fees, and other decreased by 15.4%, or $0.5 million, for the three months ended June 30, 2009, and 20.1%, or $1.9 million, for the nine months ended June 30, 2009, compared to the same periods 2008. These decreases were primarily the result of a $0.9 million non-recurring expense in the second quarter of 2008 to reflect state and local taxes payable.

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

Interest Income, Interest Expense and Other

	Three Months Ended June 30,			Nine Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Interest income	$372	$154	141.6%	$1,840	$584	215.1%
Interest expense	(123)	(349)	(64.8)%	(373)	(1,202)	(69.0)%
Other, net	175	(111)	(257.7)%	(392)	(170)	130.6%

Total other income (expense), net	$424	$(306)	(238.6)%	$1,075	$(788)	(236.4)%

Interest income increased for the three and nine months ended June 30, 2009, compared to 2008, which reflects higher levels of interest-earning cash, cash equivalents, and investments. We record realized gains and losses on fluctuations in exchange rates in the Other income (expense) section of the income statement.

Income Tax Expense

	Three Months Ended June 30,			Nine Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Income tax expense	$4,076	$2,712	50.3%	$11,138	$7,227	54.1%

We make estimates and judgments in determining income tax expense for financial statement purposes. We also make estimates and judgments in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income, ongoing, prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. A release of valuation allowance as a result of an acquisition is recorded as reduction of goodwill recognized rather than a tax benefit in the income statement.

Financial Condition

Our total assets decreased by 2.8%, or $17.7 million, to $623.3 million at June 30, 2009, from $641.0 million at September 30, 2008. Our cash and cash equivalents decreased by 51.8%, or $138.8 million, to $129.0 million at June 30, 2009, from $267.7 million at September 30, 2008. This decrease in cash and cash equivalents is due to our purchase of $127.6 million in investment grade short- to intermediate-term fixed income securities and money market funds. Our cash flow activity is described in more detail in the “Liquidity and Capital Resources” section below. Our accounts receivable balances were $38.1 million at June 30, 2009, and $38.5 million at September 30, 2008, representing a decrease of 1.0%, or $0.4 million.

Our total current liabilities increased by 13.3%, or $11.5 million, to $98.1 million at June 30, 2009, from $86.5 million at September 30, 2008. This was primarily due to the increase in our customer funding liabilities which was partially offset by the payment and subsequent decrease in accrued bonus and commissions.

Our additional paid in capital decreased by 7.0%, or $47.6 million, to $631.9 million at June 30, 2009, from $679.5 million at September 30, 2008. The decrease reflects $54.8 million used to repurchase shares of our outstanding common stock, partially offset by the exercise of stock options under our stock-based compensation plans, and the purchase of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of June 30, 2009, consisted principally of cash and cash equivalents totaling $129.0 million. Our cash and cash equivalents held at financial institutions generally are in excess of the current Federal Deposit Insurance Corporation limits of $250. In addition, we have a revolving credit facility, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $18.1 million and $45.6 million for the three and nine months ended June 30, 2009, compared to $19.4 million and $41.1 million for the same periods in 2008.

Our investing activities used $113.5 million and $127.0 million for the three and nine months ended June 30, 2009, compared to $3.2 million and $171.4 million for the same periods in 2008. Purchases of investments were $127.6 million for the three and nine months ended June 30, 2009. Investing activities for the three and nine months ended June 30, 2008, included payments of $1.3 million and $163.1 million related to our acquisition of Gelco Information Network, Inc. Investing activities included a $4.0 million payment for a purchase of an investment in RideCharge during the nine months ended June 30, 2009. Purchases of property and equipment were $3.8 million and $14.3 million for the three and nine months ended June 30, 2009, compared to $4.1 million and $9.7 million for the same periods in 2008. The increase in customer funding liabilities, net of changes in restricted cash resulted in $19.7 million and $20.9 million in cash provided for the three and nine months ended June 30, 2009 compared to $2.2 million and $1.5 million for the same periods in 2008.

Our financing activities provided $1.6 million for the three months ended June 30, 2009, compared to $14.5 million used for the same period in 2008. Financing activities used $55.6 million for nine months ended June 30, 2009, compared to $19.4 million for the same period in 2008. The exercise of stock options provided $1.3 million and $3.4 million of the three and nine months ended June 30, 2009, compared to $2.6 million and $5.6 million for the same periods in 2008. Financing activities included $54.8 million in cash used for repurchases of our common stock during the nine months ended June 30, 2009. Financing activities included $12.9 million and $43.8 million in cash used for repurchases of our common stock during the three and nine months ended June 30, 2008.

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

As of June 30, 2009, and September 30, 2008, we were in compliance with all loan covenants under the terms of the Amended Credit Agreement. As of June 30, 2009, we had no outstanding borrowings under this agreement.

Our Board of Directors has authorized a stock repurchase program that expires in January 2011. During the three months ended June 30, 2009, we did not make any repurchases of our outstanding common stock under this program. As of June 30, 2009, 2.1 million shares remained eligible for repurchase under this program. Repurchases may be made from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices and repurchased shares will be retired. During the three months ended June 30, 2008, we repurchased and retired 0.4 million shares of our outstanding common stock under this program.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2009:

Years ending September 30,	Capital Leases	Operating Leases	Purchase Obligations
2009 (July 1, 2009, through September 30, 2009)	$403	$724	$526
2010	1,129	2,651	686
2011	199	2,411	253
2012	—	2,375	—
2013	—	1,634	—
2014 and thereafter	—	454	—

Total	$1,731	$10,249	$1,465

Capital Leases

We lease equipment, some of which is required to be capitalized if it meets certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. Amounts for operating leases do not include certain operating expenses under these leases such as common area maintenance. As of June 30, 2009, we also leased office space in the United States in the states of Arizona, California, Georgia, Illinois, Minnesota, New Jersey, Texas and Virginia, and internationally in the countries of Australia, Belgium, Canada, China, Czech Republic, France, Germany and the United Kingdom.

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

Our revolving credit facility bears interest at floating rates we select under the terms of our credit agreement with a financial institution. As of June 30, 2009, we had no outstanding indebtedness under this credit facility. The revolving credit facility is not hedged with an interest rate swap.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We generated 95% of our total revenues for the nine months ended June 30, 2009, from four solutions — Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to constitute a similar percentage of our total revenues for the foreseeable future. Our future financial performance and revenue growth are dependent upon continued market acceptance of these solutions. Our revenues would decline significantly if our customers reduce or cancel their subscriptions for our products due to current economic conditions or if competing products achieve greater market acceptance, either because our competitors (some of which have substantially greater resources than we do) develop new offerings, or we do not keep up with technological advancements in services and software platforms, delivery models or product features. There can be no assurance that our solutions will continue to maintain widespread market penetration or that we will continue to derive significant revenues from sales of these solutions in the future.

Our future performance and revenue growth will depend on the growth of our subscription services.

We anticipate that our future financial performance and revenue growth will depend upon the growth of our subscription services. Subscription revenues represented 97% of our total revenues for the nine months ended June 30, 2009. We expect subscription revenues to represent a large majority of our total revenues for the foreseeable future and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our services. As a result, we have invested significantly in infrastructure, operations and strategic relationships to support on-demand subscription services, which represent a significant departure from traditional software delivery strategies.

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

Our international operations, which are subject to risks associated with operating outside of the United States, are becoming an increasingly important component of our business. Revenues from customers outside the United States represented 10% of total revenues for the nine months ended June 30, 2009. These international operations are subject to many difficulties and incremental costs, including:

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2009

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