Form 10-K
period 2009-09-30
CONCUR TECHNOLOGIES INC
filed 2009-11-18
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2009, as reported by The NASDAQ Global Select Market on that date: $718,724,452

Number of shares of the registrant’s common stock outstanding as of November 9, 2009: 49,037,014

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the its Annual Meeting of Shareholders, which is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended September 30, 2009, are incorporated by reference into Part III of this report.

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

Overview

Concur Technologies, Inc. is a leading global provider of on-demand Employee Spend Management solutions. We refer to Concur Technologies, Inc. as “Concur,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K. Our software solutions enable organizations to control costs by automating the processes used to manage employee spending. Our solutions unite online travel procurement with automated expense reporting, streamline corporate event management, and optimize the process of managing vendor payments, employee check requests and direct reimbursements. Our unified approach to managing these processes provides our customers with visibility into their employee spending, which helps to analyze trends, influence budget decisions, improve forecasting, and monitor and enforce compliance with corporate policies and external regulations, including the Sarbanes-Oxley Act. We believe the market for our solutions is still emerging and that 90% or more of businesses in the United States still employ manual processes for expense management.

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

We sell our solutions and services primarily on a subscription basis and deliver them on-demand. As of September 30, 2009, we had over 9,000 customers in over 90 countries.

We were incorporated in the state of Washington in 1993 and commenced operations during 1994. We reincorporated in the state of Delaware and completed our initial public offering of common stock in 1998. Our executive offices are located at 18400 NE Union Hill Road, Redmond, WA 98052 and our telephone number is (425) 702-8808.

The Employee Spend Management Market

Employee spending on business travel and related expenses constitutes a significant portion of a company’s operating expenses. We believe that these expenses are generally the largest controllable expenses within an organization, after payroll. However, for most companies, the expense management process still involves manual, paper-based processes that are time-consuming, inefficient, costly and prone to error. We believe that 90% or more of businesses in the United States still employ manual processes for expense management and that this represents a substantial market opportunity for solutions that automate the travel procurement, expense reporting and vendor payment processes within a business.

Automated expense management solutions provide customers with the ability to significantly reduce operational costs, streamline business processes and improve internal controls. According to a 2009 report published by the Aberdeen Group, the average cost to process an expense report is over $23 per manual transaction, compared to under $7 per fully-automated transaction. An automated expense management solution also allows organizations to gain visibility into their employee expenses, enforce expense policies and decrease fraud, accelerate reimbursement cycles and improve Sarbanes-Oxley compliance. As a result of these and other factors, we believe that automated expense management solutions will continue to gain adoption.

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

Concur® Travel & Expense

Concur Travel & Expense fully integrates online travel booking with automated expense reporting to provide unified end-to-end corporate travel procurement and expense reporting. We believe Concur Travel & Expense is the most effective solution available for providing a single seamless process for managing travel procurement and expense reporting within a business. In addition, Concur Travel & Expense reconciles transaction data from three trusted sources—itinerary data captured at the time of booking, corporate card charges incurred during travel, and electronic receipts captured directly by the supplier—to create a “Smart Expense™ that is used to automatically fill in the details of the expense report as travel occurs. Smart Expense makes One Touch Business Travel™—in which the click that books the travel reservation begins the expense reporting process – a reality by significantly reducing the need to edit or audit expense reports. Concur Travel & Expense also leverages our global Concur® Connect platform, the global program that connects suppliers from around the world to over $35 billion of spending driven by our more than 9,000 clients. By participating in this program, travel suppliers are able to provide Concur clients who use Concur® Cliqbook Travel or Concur Travel & Expense with direct access to their travel inventory. Once travel is completed, these participating suppliers can deliver complete electronic folio data in the form of e-receipts directly into the traveler’s expense report. A complete listing of our direct connect and e-receipt vendors can be found at http://www.concur.com/about/partners/travel-supplier/.

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

Concur Expense streamlines back-office processing of expense reports through electronic preparation and integration with external financial systems. It contains auditing tools that allow for a variety of audit practices ranging from auditing every report, to random audits or audits only of reports flagged as non-compliant. Status inquiries are reduced by updating the status of reports in the database and alerting employees via e-mail of the status of their reports. In addition, Concur Expense helps companies claim reimbursement of tax credits by tracking value added tax, goods and services tax and other international taxes.

Concur Expense also offers business intelligence capabilities. Customers can use captured data to analyze trends, influence budget decisions, improve forecasting and monitor for fraudulent activity.

Concur® Cliqbook Travel

Concur Cliqbook Travel is our online travel management solution that automates corporate travel procurement and processing. Concur Cliqbook Travel offers employees a powerful online corporate travel procurement solution that is tailored specifically to corporate policies and preferred vendors. Concur Cliqbook Travel enables customers to search for travel data from multiple sources, including Global Distribution Systems, consolidators, direct connections to travel service providers, and Internet-only sources. It delivers robust online procurement, reporting and agency support, making the travel procurement process quick, easy and more affordable.

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

Ulysse Travel & Expense

In August 2009, Concur acquired Etap-On-Line, a provider of business travel and expense management solutions headquartered in Paris, France. The Etap-On-Line product, Ulysse Travel & Expense, is an on-demand solution that offers control and flexibility for expense management through a modular design that allows clients to implement our travel and management solutions in stages at their own pace. Other features include integration to existing back office systems, multicurrency and multilingual support (available in English, French, German, Dutch, Spanish and Italian), and integration to corporate card suppliers and travel management companies.

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

Concur® Audit

Concur Audit provides expense report auditing services to streamline the process of managing and substantiating expense receipts. It reduces audit costs while introducing a higher level of control over corporate travel and entertainment expenses. Leveraging the paperless receipt imaging functionality of Concur Expense, this service helps our customers accurately report and properly classify expenses, and even identifies expenses that should be treated as taxable income for employees. Customizable and flexible enough for any organization, Concur Audit can conduct random audits at any level, and targeted audits of specific users or groups, to meet customer needs.

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

Concur® Connect

Concur Connect is a global program that connects suppliers from around the world to over $35 billion of spend driven by Concur’s more than 9,000 clients. By participating in this program, travel suppliers are able to provide Concur Cliqbook Travel or Concur Travel & Expense users with direct access to their travel inventory. Once travel is completed, participating suppliers can deliver complete electronic folio data in the form of e-receipts directly into the traveler’s expense report. A complete listing of our direct connect and e-receipt vendors can be found at http://www.concur.com/about/partners/travel-supplier/.

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

Continue to Grow Our Customer Base. We believe the market for our corporate travel and expense management services is large and under-penetrated. We intend to continue investing in the growth of our customer base and increasing our market penetration by expanding our direct sales force, collaborating with and growing our strong partner network and expanding geographically.

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

Cross-Sell New Service Offerings to Our Existing Customers. We develop close relationships with our customers by automating and streamlining their corporate travel and expense management processes and enabling them to lower the cost of managing their second largest controllable expense. For 2009 our customer retention rate for subscription services exceeded 96%. We intend to leverage our strong relationships with customers to cross-sell new offerings to them.

Expand International Presence. On August 1, 2009, we acquired privately-held Etap-On-Line, a leading European provider of business travel and expense management solutions based in Paris, France. This acquisition puts us in a stronger position in a highly competitive and fragmented marketplace that includes ERP providers such as SAP and Oracle, card and travel providers. We believe this acquisition improves our ability to meet demand for our products and services across the globe. We intend to continue our investment in international sales and marketing, and to expand our relationships with strategic partners, to better serve customers in markets across the globe.

Extend Relationships With Strategic Third Parties. We believe that working closely with strategic third parties, including travel management vendors, corporate charge card providers, payroll processors, consulting firms, travel suppliers and others, can accelerate the adoption of our solutions among a larger customer base. We focus on enabling our partners to realize new economic opportunities through the integration and distribution of our solutions. We intend to expand our network of distribution partners and increase the value that our solutions provide throughout the corporate travel, expense and vendor payment processes.

In July 2008, we entered into a strategic alliance with American Express Travel Related Services Company, Inc., which we refer to as American Express, in order to expand our market presence and broaden our distribution capacity. Through this alliance, we will exclusively promote American Express’s Corporate Cards to our clients and American Express will exclusively promote Concur® Expense to its corporate clients and prospects worldwide. In connection with this transaction, American Express purchased 6.4 million shares of newly issued Concur common stock, representing 13% post issuance of our outstanding common stock, at a price per share of $39.27, for $249.6 million in net proceeds. American Express also received a warrant in connection with its stock purchase, under which American Express has the right to purchase 1.28 million shares of our common stock at any time during the two-year term ending in July 2010, at $39.27 per share.

Customers

As of September 30, 2009, we have sold our on-demand software and services to more than 9,000 companies in over 90 countries. Our customers range from large global public companies with more than 200,000 employees to smaller, single-location private companies. No single customer accounted for more than 10% of our total revenues for 2009, 2008 or 2007.

Sales and Marketing

We market and sell our solutions worldwide through our direct sales organization and through indirect distribution channels such as our strategic reseller and referral partners.

Our direct sales organization has field sales professionals located in metropolitan areas throughout the United States, Canada, Europe, Australia and Asia. Direct telemarketing representatives based at our headquarters in Redmond, Washington support the field sales force through lead-generation and lead-tracking activities. We also have a number of marketing referral alliances that provide our sales force with prospect leads. Our direct sales efforts involve contact with multiple decision makers, frequently including the prospective customer’s chief financial officer, vice president of finance, controller, accounts payable manager and corporate travel manager.

Our indirect distribution channels consist of strategic relationships with a number of reseller and referral partners, which include more than 100 leading companies such as American Express, a leading issuer of corporate cards and corporate purchasing solutions and provider of travel management services; ADP, Inc., a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider; BCD Travel, a leading corporate travel management company; and other travel management companies.

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

We own trademarks and registered trademarks for our various products and services and attempt to ensure we protect all necessary intellectual property rights. Concur, the Concur logo, Concur Travel & Expense, Concur Expense, Cliqbook, Concur Cliqbook Travel, Concur Invoice, Concur ExpenseLink, Concur Travel Manager, Smart Expense, One Touch Business Travel, Concur Connect, Concur Audit, Concur Pay, Concur Intelligence, Concur Meeting, Concur Mobile, and Ulysse Travel & Expense are trademarks or registered trademarks of Concur Technologies, Inc. Other names or brands appearing in this report may be claimed as the property of others. Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

Competition

The market for our Employee Spend Management solutions is highly competitive and subject to rapid change. Our principal direct competition comes from independent vendors of corporate travel and expense management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to ours along with their suites of other products and services. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. We compete principally on the basis of product features and performance, interoperability with commonly-used existing information technology systems, cost and customer service. We believe we compete favorably in each of these areas.

Employees

As of September 30, 2009, we had over 1,100 full-time employees. We consider our relations with our employees to be good.

Available Information

Our Internet website address is www.concur.com. We provide free access to various reports that we file with or furnish to the SEC through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website, or through www.sec.gov. Our website also makes available printable versions of our Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, and Code of Business Conduct and Ethics. Information on our website does not constitute part of this Annual Report on Form 10-K or of any other report we file or furnish with the SEC. Stockholders may request copies of these documents from:

Concur Technologies, Inc.

18400 NE Union Hill Road

Redmond, WA 98052

Attention: Investor Relations

ITEM 1A.	RISK FACTORS

We operate in a dynamic and rapidly changing business environment that involves multiple risks and substantial uncertainty. The following discussion addresses the risks and uncertainties that could cause, or contribute to causing, actual results to differ from expectations in material ways. In evaluating our business, investors should pay particular attention to the risks and uncertainties described below and in other sections of this report and in our subsequent filings with the SEC.

We depend on sales of a relatively small number of our solutions for a substantial majority of our revenues, and decreased demand for any of those solutions could substantially harm our revenues and results of operations.

We generated 95% of our total revenues for 2009 from four solutions—Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to constitute a large but decreasing percentage of our total revenues as we continue to expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline significantly. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future.

If the market for integrated travel and expense services does not grow as we expect it to, our business will be harmed.

The market for integrated travel and expense services is developing, and it is not certain whether these services will achieve market acceptance and sustain high demand. Our future profits depend on increasing customer subscriptions for integrated travel and expense services. The market for integrated travel and expense services may not grow, or may shrink. Our future financial performance and revenue growth depend on the willingness of enterprise customers to use integrated travel and expense services. Many enterprises have internal resources and processes to manage corporate travel and expenses, so they may not perceive the benefit of our external integrated travel and expense management services. Privacy concerns and transition costs are also factors that may affect an enterprise’s decision to subscribe to an external solution. If enterprises do not value the benefit of integrated travel and expense services, then the market for these services will not develop at the rate that we anticipate.

Unfavorable economic conditions may continue or worsen, affecting our business and financial performance.

Our financial performance depends on the state of the economy, which deteriorated in the recent broad recession, and which may which may deteriorate more in the future. Lower levels of economic activity result in declines in corporate spending on travel, fewer travel and expense transactions, lower information technology spending, and deceased revenue for us. The core factors that affect customer usage and therefore our subscription revenue are unemployment, recession-driven attrition through business failure or acquisition, and travel budget cutbacks. The 2008 – 2009 contraction in the global economy appears to be lingering, and continuing or worsening economic conditions may result in increased expenses for labor, energy, equipment and facilities, as well as increased volatility of our stock price and foreign exchange rates, and impairment of goodwill and other assets. If unfavorable economic conditions continue or worsen, our business, operating results and financial condition could be materially and adversely affected.

We face significant competition from companies with longer operating histories and greater resources than we have, and our business will suffer if we fail to compete effectively.

Our principal direct competition comes from independent vendors of corporate travel and expense management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to ours along with their suites of other products and services. Many of our competitors have longer operating histories; more financial, technical, marketing and other resources; greater name recognition and more customers for their products and services than we do. Some of our competitors, particularly major financial institutions and enterprise resource planning software vendors, have well-established relationships with our current and potential customers, as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products, or better withstand economic downturns. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems. In addition, we anticipate the entrance of new competitors in the future. This competitive landscape makes it difficult for us to achieve our objective of increasing the number of our customers and expanding our role in the travel supply chain. Increased competition may also result in price reductions, reduced gross margins and change in market share and could have a material adverse effect on our business, financial condition and results of operations.

Because we depend upon strategic relationships with third parties, such as American Express, our revenues could decline if we do not sustain and develop these relationships.

We depend on strategic reseller and referral relationships to offer products and services to a larger customer base than we can reach through our current direct sales, telesales and internal marketing efforts. Some of our strategic relationships are in early stages of operation and, accordingly, it is uncertain whether these third parties will be able to market our products and services successfully or provide the volume and quality of orders and lead referrals that we currently expect. In order to expand our market presence and broaden our distribution capacity, in 2008 we entered into a strategic referral relationship with American Express Travel Related Services Company, Inc., and we realized our first customer additions as a result of that relationship in 2009.

Our success depends in part on the ultimate success of our strategic reseller and referral partners and their ability to market our products and services successfully. Some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. Further, unfavorable global economic conditions may hurt our strategic partners, making them less effective or causing them to modify or cancel their relationships with us.

If we are unable to maintain our existing strategic relationships or enter into new ones, we would have to devote substantially more resources to the distribution, sales and marketing of our products and services, which would increase our costs and decrease our earnings.

Our future growth and financial performance depends on our ability to grow our subscription services.

Subscription services represented 97% of our total revenues for 2009, and we expect it to represent a large majority of our total revenues for the foreseeable future. As a result, we believe that our future growth and financial performance depend upon growth of our subscription services, and we have invested in infrastructure, operations and strategic relationships to support on-demand subscription services, which represent a significant departure from traditional software delivery strategies. Our costs of providing subscription services are relatively fixed in the short term, so we may not be able to adjust expenses quickly enough to offset slowdowns in subscription sales. In addition, any delays in deployment may prevent us from recognizing subscription revenue for indeterminate periods of time, even when we have already incurred costs relating to the deployment of our subscription services. Further, we may experience unanticipated increases in costs associated with providing our subscription services and software maintenance services to customers over the term of our customer contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results. If our customers cannot make payments or gain access to credit to make payments, they may be forced to cancel existing subscriptions for our products and services. Some of our sales contracts contain cancellation provisions and, if cancelled, could result in us recognizing substantially less revenue than the aggregate value of those contracts over their terms. If a customer cancels or otherwise seeks to terminate a subscription or maintenance agreement prior to the end of its term, or if we are unable to renew such an agreement at the end of its term, our operating results in future periods could be substantially harmed.

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

If customers believe that our subscription services offerings are not sufficiently scalable, do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use or if, for any other reason, our customers decide not to accept our subscription services for use, our business will be harmed. As part of our subscription services, we receive credit card, travel booking, employee, purchasing, supplier and other financial and accounting data, through the Internet or extranets and there can be no assurance that this information will not be subject to computer break-ins, theft and other improper activity that could jeopardize the security of information handled by our products. Any such lapse in security could expose us to litigation, loss of customers, damage to our reputation, or otherwise harm our business.

In addition, any person who circumvents our security measures could steal proprietary or confidential customer information or cause interruptions in our operations. We incur significant costs to protect against security breaches, and may incur significant additional costs to alleviate problems caused by any breaches. Customers’ concerns about security could deter them from using the Internet to conduct transactions that involve confidential information, so our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business and financial results.

Privacy concerns could result in regulatory changes that may harm our business.

Personal privacy has become a significant issue in the United States and many other countries where we operate. The United States and many other countries have imposed restrictions and requirements on the use of personal information by those collecting such information. Changes to law or regulations affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information. If we were required to change our business activities or revise or eliminate services, our business could be harmed.

Interruption of our operations could prevent us from delivering our products and services to our customers, which could significantly harm our business.

Because our business is primarily conducted over the Internet, it depends on our ability to protect our computer equipment and the information stored in our computer equipment, offices and hosting facilities against damage from earthquake, floods, fires, power loss, telecommunications failures, unauthorized intrusion and other events. There can be no assurance that our disaster preparedness will prevent significant interruption of our operations.

In addition, we engage third party facility providers for our Web hosting facilities and related infrastructure that is essential for our subscription services. Our service to customers could be interrupted in the event of a natural disaster, or by a hosting provider decision to close a facility or terminate operations, or by other unanticipated problems. Similarly, we use third-party telecommunications providers for Internet and other telecommunication services. Any of these third-party providers may fail to perform their obligations adequately, causing business interruption or system damage that could reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions, or decrease our renewal rates.

Our quarterly revenues and operating results may fluctuate in future periods, we may fail to meet expectations of investors and public market analysts or we may be affected by other adverse factors, which could cause the market price of our common stock to be volatile or to decline.

Our revenues and operating results may fluctuate significantly from quarter to quarter, and if they fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	general economic and market conditions;

•	the evolving demand for our solutions;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of large contracts;

•	changes in mix of our offerings;

•	the mix of sales channels through which our solutions are sold;

•	costs of developing new products and enhancements;

•	our ability to adequately provide software solutions on-demand; and

•	global political conditions.

Our acquisitions of, and investments in, other companies, products, or technologies may not yield expected benefits.

We have acquired and invested in other companies from time to time, and we may acquire or investment in other companies, products or technologies in the future. In August 2009 we acquired Etap-On-Line, a provider of business and travel expense management solutions based in Paris, France. This acquisition expands our presence in the European market and reflects a greater commitment to foreign sales and operations.

We may not realize the anticipated benefits of our acquisitions or investments to the extent that we anticipate, or at all. We may incur additional debt or issue additional equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If any acquisition or investment is not perceived as ultimately improving our financial condition and results of operations, our stock price may decline. In addition, we may incur non-cash amortization charges from our acquisition of Etap-On-Line which could harm our future operating results. The value of acquired businesses or investments may decline due to market conditions or adverse developments in the acquired business, as a result of factors such as the performance of the business relative to its business plan, revenue and cost trends its liquidity and cash position, and market acceptance of its products.

Our integration of a recent acquisition may affect our business, operating results and financial condition.

For us to realize the benefits of our recent acquisition of Etap-On-Line, we must successfully integrate the acquired business with ours. Some of the challenges to successful integration include:

•	unanticipated costs or liabilities associated with the acquisition;

•	difficulties integrating acquired operations, personnel, technologies or products;

•	diversion of management attention from business operations and strategy;

•	commitment of resources that are needed in other parts of our business;

•	potential loss of key employees; and

•	potential litigation by third parties, such as claims related to intellectual property or other assets acquired or liabilities assumed.

The growth of the international component of our business subjects us to risks associated with foreign operations.

Our international operations are an increasingly important part of our business. Revenues from customers outside the United States represented 10% of total revenues for 2009, and we expect international revenues to increase due to our acquisition of Etap-On-Line. Our international operations are subject to many difficulties and incremental costs, including:

•	costs to customize our products for foreign markets;

•	foreign currency exchange rate risk;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	different pricing environments;

•	longer sales cycles;

•	greater difficulty in collecting accounts receivable;

•	import and export restrictions and tariffs;

•	adverse tax consequences;

•	potentially weaker protection for our intellectual property than in the United States and practical difficulties in enforcing our rights abroad; and

•	difficulties staffing and managing foreign operations.

Our ability to expand into international markets will depend on our ability to develop and support solutions that incorporate the tax laws, accounting practices and currencies of applicable countries. Our international operations also involve foreign currency risks for us. Most of our revenues are denominated in United States dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. Unfavorable economic conditions have been accompanied by increased foreign currency exchange rate volatility. We currently do not engage in foreign exchange hedging activities and, therefore, our international revenues and expenses are currently subject to the risks of foreign currency fluctuations.

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

We intend to continue to expand our global sales and marketing activities and enter into relationships with additional international distribution partners. We are in the early stages of developing our distribution channels in markets outside the United States. We may not be able to attract and retain distribution partners that will be able to market our products effectively.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way in which we conduct our business.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investor views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have in the past experienced a material weakness in our internal controls, and we may discover material weaknesses in our internal controls in the future. Any failure to maintain or implement required controls could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in the trading price of our stock.

Our lengthy sales cycle could adversely affect our financial results.

Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. Our potential customers typically commit significant resources to an evaluation of available alternatives and require us to expend substantial time, effort and money educating them about the value of our offerings. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from one quarter to another as they wait for new product enhancements. Customers may delay their purchases for even longer periods due to their inability to assess and forecast future business activity, impaired purchasing ability or other economic factors. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.

We may not successfully develop or introduce new products or enhancements to existing products, or successfully integrate acquired products and services with our offerings, and as a result we may lose existing customers or fail to attract new customers and our revenues may suffer.

Our future financial performance and revenue growth depends upon the successful development, introduction and customer acceptance of new and enhanced versions of our software solutions and on our ability to integrate products and services that we acquire into our existing and future solutions. Our business could be harmed if we fail to deliver enhancements to our solutions that meet customer needs. We experience delays in the planned release dates of enhancements to our solutions and we have discovered errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products and services, or customer claims, including, among other things, warranty claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades or other enhancements to existing products and services on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to develop new solutions successfully, or to introduce and gain market acceptance of new solutions in a timely manner.

If our products and services do not keep pace with technological change, our sales could decline and our business could be harmed.

We must continually modify and enhance our software solutions to keep pace with changes in hardware and software platforms, database technology, electronic commerce technical standards and other items. As a result, uncertainties related to the timing and nature of new product announcements or introductions, or modifications by vendors of operating systems, back-office applications and browsers and other Internet-related applications, could harm our business.

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

The trading price of our common stock has fluctuated widely in the past and may do so in the future, as a result of many factors. In particular, the stock market as a whole recently experienced extreme price and volume fluctuations that affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. Factors that could cause our stock price to fluctuate include:

•	general and industry-specific business, economic and market conditions;

•	the announcement of a merger or acquisition;

•	fluctuations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	failing to achieve revenue or earnings expectations;

•	volatility inherent in prices of technology company stocks;

•	adverse publicity; and

•	the volume of trading in our common stock, including sales upon exercise of outstanding options.

Securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.

If we fail to attract and retain qualified personnel, our business could be harmed.

Our success depends in large part on our ability to attract, motivate and retain highly qualified personnel, including personnel added through our acquisition of Etap-On-Line. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating and retaining key personnel. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. We also compete for personnel with other software vendors and consulting and professional services companies. Further, changes in applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. We rely on our direct sales force to sell our services and software in the marketplace. We anticipate increasing our direct sales force. There is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were unable to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements. Any inability to hire and retain salespeople or any other qualified personnel, or any loss of the services of key personnel, would harm our business.

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

Anti-takeover effects of our charter documents and Delaware law could discourage or prevent a change in control of Concur.

Provisions of our certificate of incorporation and bylaws, and of Delaware General Corporation Law, may discourage, delay or prevent a change of control. For example:

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

Our principal administrative, sales, marketing and research and development facility is located in Redmond, Washington and consists of 100,000 square feet of office space held under a lease that expires on May 31, 2013. We have an option to renew this lease for an additional five years. As of September 30, 2009, we also leased office space in the United States in the states of Arizona, California, Georgia, Illinois, Minnesota, New Jersey, Texas and Virginia, and internationally in the countries of Australia, Belgium, Canada, China (Hong Kong), Czech Republic, France, Germany, Netherlands, Sweden and the United Kingdom.

We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.	LEGAL PROCEEDINGS

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement had been preliminarily approved by the district court. However, in December 2006, the court of appeals reversed the district court’s finding that six focus cases could be certified as class actions. In April 2007, the court of appeals acknowledged that the district court might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in six focus cases in September 2007, which was later withdrawn in October 2008. In November 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties reached a settlement agreement, which was submitted to the district court for preliminary approval on April 2, 2009. As part of this settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. On June 10, 2009, the district court granted preliminary approval of the proposed settlement. After a September 10, 2009 hearing, the district court gave final approval to the settlement on October 5, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of our year ended September 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “CNQR.” The following table shows the range of the high and low sales prices by quarter for years ended September 30, 2009 and 2008, as reported on the NASDAQ Global Select Market:

	High	Low
Year ended September 30, 2009:
Fourth Quarter	$40.56	$28.21
Third Quarter	34.37	18.55
Second Quarter	34.45	17.82
First Quarter	38.38	19.52

Year ended September 30, 2008:
Fourth Quarter	$50.00	$28.26
Third Quarter	39.94	27.73
Second Quarter	38.59	25.52
First Quarter	39.73	28.55

As of September 30, 2009, our common stock was held by 223 stockholders of record.

We have never paid cash dividends on our common stock. We currently intend to retain earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in 2010.

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

(b) Not applicable,

(c) Stock Repurchase Program. As of October 1, 2007, our Board of Directors had authorized a stock repurchase program (“Repurchase Program”) that allowed Concur to repurchase up to 4.0 million shares, consisting of 2.0 million shares authorized in January 2005 and 2.0 million shares authorized in September 2006, both of which authorizations expired in January 2009. During 2008, we exhausted the January 2005 authorization for 2.0 million shares. In July 2008, our Board of Directors increased the number of shares for repurchase in the September 2006 authorization from 2.0 million to 5.0 million shares, and extended the repurchase program for an additional two-year period expiring in January 2011. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at then-current market prices, and repurchased shares will be retired. As of September 30, 2009, 2.1 million shares remained eligible for repurchase under our stock repurchase program.

We did not make any purchases of our outstanding common stock during the three months ended September 30, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented in the table below is derived from our Financial Statements, and should be read in conjunction with the Financial Statements and Notes to Financial Statements as well as Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All amounts are reported in thousands, except for per share data.

	Year ended September 30,
	2009	2008	2007	2006	2005
Income Statements:
Revenues:
Subscription	$239,189	$206,304	$115,996	$80,501	$53,011
Consulting and other	8,407	9,187	13,111	16,644	18,820

Total revenues	247,596	215,491	129,107	97,145	71,831

Expenses (1):
Cost of operations	75,625	68,378	43,711	37,846	28,450
Sales and marketing	73,459	59,912	34,154	22,907	17,484
Systems development and programming	25,295	22,974	15,866	12,445	9,336
General and administrative	27,603	31,371	18,759	14,458	10,319
Amortization of intangible assets	6,396	6,196	2,965	2,420	1,140

Total expenses	208,378	188,831	115,455	90,076	66,729

Operating income	39,218	26,660	13,652	7,069	5,102

Other income (expense):
Interest income	2,149	1,720	897	512	352
Interest expense	(481)	(1,417)	(1,240)	(962)	(7)
Other, net	(598)	(486)	231	72	(81)

Total other (expense) income, net	1,070	(183)	(112)	(378)	264

Income before income tax	40,288	26,477	13,540	6,691	5,366

Income tax expense (benefit)	14,611	9,293	5,315	(27,465)	—

Net income	$25,677	$17,184	$8,225	$34,156	$5,366

Net income per share available to common stockholders:
Basic	$0.53	$0.39	$0.22	$0.97	$0.16
Diluted	0.50	0.35	0.20	0.87	0.15

Weighted average shares used in computing net income per share:
Basic	48,652	44,607	37,443	35,056	32,906
Diluted	51,740	48,459	41,033	39,150	36,348

(1) Includes share-based compensation as follows:
Cost of operations	$1,829	$1,688	$1,304	$1,200
Sales and marketing	5,517	3,404	1,894	1,608
Systems development and programming	1,815	1,149	883	467
General and administrative	3,011	2,738	1,671	1,584

Total share-based compensation	$12,172	$8,979	$5,752	$4,859

	September 30,
	2009	2008	2007	2006	2005
Balance Sheets:
Cash and cash equivalents	$119,185	$267,725	$168,835	$16,334	$16,202
Total assets	670,885	641,019	345,482	181,319	60,651
Long-term obligations	1,800	3,454	7,797	16,348	3,050
Stockholders’ equity	521,330	534,538	284,360	117,394	30,692

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Financial Statements and Supplementary Data that are included in Item 8 of this report. Also, the discussion of Critical Accounting Policies and Estimates in this section is an integral part of the analysis of our results of operations and financial condition. We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. For convenience, in this report we refer to our fiscal years as “2007,” “2008,” “2009” and “2010.”

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

On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. and its subsidiaries, including Gelco Information Network, Inc. (“Gelco Acquisition”). Gelco provides a flexible on-demand expense management solution that enables organizations to control costs by gaining processing efficiencies, capturing spending data for analysis and ensuring policy compliance. Gelco offers different levels of outsourcing and is capable of providing a full range of services to streamline the expense management process, including expense data capture, multi-currency reimbursement, card payment processing, reporting and analysis, receipt imaging, and management and auditing.

On August 1, 2009, we completed the acquisition of Etap-On-Line (“Etap Acquisition”). Etap-On-Line is a leading European provider of business travel and expense management solutions, based in Paris, France. The Etap Acquisition is expected to strengthen our operations and client base in the European market.

Our strategic focus in 2010 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in 2010 compared to 2009 due to anticipated growth in demand. We expect our sales and marketing expenses to increase on both an absolute basis and as a percentage of revenues in 2010 compared to 2009, primarily reflecting our continued emphasis on growing our sales and marketing personnel to support expected demand and create additional awareness in our target market. While we observe trends of declining travel transactions, increased unemployment and business contraction generally, which tend to reduce revenue, we believe they will be outweighed by cross-selling additional services and expansion of our customer base.

We operate in and report on one segment, which is on-demand Employee Spend Management solutions.

In the following table we show financial data derived from our income statements as a percentage of total revenues for 2009, 2008 and 2007.

	Year ended September 30,
	2009	2008	2007
Revenues:
Subscription	96.6%	95.7%	89.8%
Consulting and other	3.4	4.3	10.2

Total revenues	100.0	100.0	100.0

Expenses:
Cost of operations	30.6	31.7	33.9
Sales and marketing	29.7	27.8	26.5
Systems development and programming	10.2	10.7	12.3
General and administrative	11.1	14.5	14.5
Amortization of intangible assets	2.6	2.9	2.3

Total expenses	84.2	87.6	89.5

Operating income	15.8	12.4	10.5

Other income (expense):
Interest income	0.9	0.8	0.7
Interest expense	(0.2)	(0.7)	(1.0)
Other, net	(0.2)	(0.2)	0.2

Total other income, net	0.5	(0.1)	(0.1)

Income before income tax	16.3	12.3	10.4

Income tax expense	5.9	4.3	4.1

Net income	10.4%	8.0%	6.3%

Results of Operations

Revenues

	Year Ended September 30,
	2009	Change	2008	Change	2007
Subscription	$239,189	15.9%	$206,304	77.9%	$115,996
Consulting and other	8,407	(8.5)%	9,187	(29.9)%	13,111

Total revenues	$247,596	14.9%	$215,491	66.9%	$129,107

	Year Ended September 30,
	2009	%	2008	%	2007	%
United States	$222,460	89.8%	$192,922	89.5%	$111,679	86.5%
Europe	14,538	5.9%	12,658	5.9%	11,812	9.1%
Other	10,598	4.3%	9,911	4.6%	5,616	4.4%

Total revenues	$247,596	100.0%	$215,491	100.0%	$129,107	100.0%

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

Subscription revenues increased 15.9%, or $32.9 million, in 2009 compared to 2008. Subscription revenues increased 77.9%, or $90.3 million, in 2008 compared to 2007. These increases reflect increases in the number of customers for our subscription services as well as the Gelco Acquisition. The growth in customers reflects increased market demand for our subscription services and strong retention of existing subscription customers. We believe this expansion is due primarily to the market’s continued and growing awareness of our on-demand Employee Spend Management solutions, and the increasing acceptance of outsourced services which is driven in part by limited information technology capital budgets.

We expect subscription revenues to continue to grow in 2010 as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

Consulting and other revenues consist of fees for client services, which include system implementation and integration, planning, data conversion, training and documentation of procedures. We anticipate that consulting and other revenues in 2010 will fluctuate on a quarterly basis but will be lower in 2010 compared to 2009 as a percentage of revenues, as fewer existing customers upgrade their on-premise license software, and the market continues to shift to the subscription services model.

International Revenues. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due to our Etap Acquisition, our investment in global distribution and increased awareness of our products in the international markets. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

Expenses

	Year Ended September 30,
	2009	Change	2008	Change	2007
Cost of operations	$75,625	10.6%	$68,378	56.4%	$43,711
Sales and marketing	73,459	22.6%	59,912	75.4%	34,154
Systems development and programming	25,295	10.1%	22,974	44.8%	15,866
General and administrative	27,603	(12.0)%	31,371	67.2%	18,759
Amortization of intangible assets	6,396	3.2%	6,196	109.0%	2,965

Total operating expenses	$208,378	10.4%	$188,831	63.6%	$115,455

Cost of Operations. Cost of operations expenses consist primarily of salaries and related expenses (including travel related expenses) and allocated overhead costs (including depreciation, occupancy, insurance, telecommunications and computer equipment expenses) associated with personnel who support our subscription and consulting services. Cost of operations expenses also include co-location and related telecommunications costs, fees paid to third parties for referrals, resale arrangements, royalties and amortization of deferred set-up costs that we incur in connection with our subscription services.

Cost of operations expenses as a percentage of total revenues decreased to 30.6% in 2009 compared to 31.7% in 2008. Cost of operations expense increased 10.6%, or $7.3 million. Total salaries and related expenses increased 8.2%, or $3.1 million. Initial set-up costs that we incur in connection with our subscription services increased 15.7%, or $2.5 million. Allocated overhead costs increased 7.6%, or $0.7 million. In addition, partner royalty fees increased 235.5%, or $0.7 million. These increases were due to the larger number of subscribers, resulting primarily from organic growth in our subscription business.

Cost of operations expenses as a percentage of total revenues decreased to 31.7% in 2008 compared to 33.9% in 2007. Cost of operations expenses increased 56.4%, or $24.7 million, primarily as a result of the Gelco Acquisition. Total salaries and related expenses increased 42.2%, or $11.1 million. Co-location and related telecommunications costs and amortization of deferred set-up costs that we incur in connection with our subscription services increased 80.4%, or $3.6 million. Allocated overhead expenses increased 138.8%, or $5.1 million. In addition, equipment maintenance and software expenses increased 246.3%, or $4.3 million. These increases were due to the larger number of subscribers served, resulting primarily from organic growth in our subscription business as well as the Gelco Acquisition.

We expect cost of operations expenses to continue to trend down as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars as we continue to expand our capacity to deploy and support additional new customers.

Sales and Marketing. Sales and marketing expenses consist of salaries and related expenses (including sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel, miscellaneous sales and marketing costs, such as advertising, trade shows and other promotional activities.

Sales and marketing expenses as a percentage of total revenues increased to 29.7% in 2009, from 27.8% in 2008. Sales and marketing expenses increased 22.6%, or $13.5 million. Total salaries and related expenses increased 24.9%, or $10.6 million, primarily as a result of increases in sales personnel. Customer acquisition and initial set-up costs that we incur in connection with our subscription services increased 72.8%, or $4.3 million. The increases in sales and marketing expense were partially offset by a decrease of 28.5%, or $2.1 million in marketing and advertising campaigns.

Sales and marketing expenses as a percentage of total revenues increased to 27.8% in 2008, from 26.5% in 2007. Sales and marketing expenses increased 75.4%, or $25.8 million. Total salaries and related expenses increased 71.3%, or $17.6 million, primarily due to an increase in sales personnel. Advertising and marketing costs increased 93.4%, or $3.5 million. In addition, costs for professional fees and other increased 85.5%, or $3.6 million. These increases were primarily due to an increase in marketing programs.

We expect total sales and marketing expenses in 2010 to increase as a percentage of revenue and in absolute dollars compared to 2009, driven primarily by an increase in sales personnel and marketing programs globally. These increases reflect a key part of our strategic focus in 2010, which is to ensure that our sales and marketing efforts are expanded to create awareness in our target markets to support expected demand.

Systems Development and Programming Costs. Systems development and programming costs consist of salaries and related expenses and allocated overhead costs associated with employees and contractors engaged in software engineering, program management and quality assurance.

Systems development and programming costs decreased as a percentage of total revenues to 10.2% in 2009 compared to 10.7% in 2008. Systems development and programming costs increased by 10.1%, or $2.3 million. Allocated overhead costs increased 32.8%, or $2.6 million. These increases were primarily due to headcount-related costs.

Systems development and programming costs decreased as a percentage of total revenues to 10.7% in 2008 compared to 12.3% in 2007. Systems development and programming costs increased 44.8%, or $7.1 million. Total salaries and related expenses increased 49.0%, or $4.9 million. Depreciation, facilities and overhead allocation expense increased 45.6%, or $2.5 million. These increases were primarily due to the Gelco Acquisition.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for corporate software developed or obtained for internal use and amortize it over its useful life. As of September 30, 2009 and 2008, capitalized internal-use software costs, net of amortization, increased $1.7 million, from $14.8 million at September 30, 2008, to $16.5 million at September 30, 2009.

We anticipate that recognized systems development and programming costs in 2010 will increase in absolute dollars and remain relatively consistent as a percentage of revenue compared to 2009 as we continue to focus on product innovation and enhancement.

General and Administrative. General and administrative expenses consist of salaries and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal and facilities, as well as miscellaneous costs, such as professional fees and public company regulatory compliance costs.

General and administrative expenses as a percentage of total revenues decreased to 11.1% in 2009 compared to 14.5% in 2008. General and administrative expenses decreased 12.0%, or $3.8 million. Total salaries and related expenses decreased 2.9%, or $0.6 million. Allocated overhead costs, professional fees, and other general and administrative expenses decreased 25.0%, or $3.0 million. These decreases were the result of lower expense for legal and accounting fees, travel, state and local taxes, and other miscellaneous costs.

General and administrative expenses as a percentage of total revenues was 14.5% in each of 2008 and 2007. General and administrative expense increased 67.2%, or $12.6 million. Total salaries and related expenses increased 69.6%, or $7.9 million, driven primarily by increases in personnel count related to the growth of our business and the Gelco Acquisition. Allocated overhead costs increased 62.9%, or $4.7 million. This increase includes an adjustment of $0.9 million during the second quarter of 2008 to record additional state and local taxes, the growth of our business and the Gelco Acquisition.

We expect the absolute dollar amount of general and administrative expenses to increase in 2010 compared to 2009 due to increases in personnel costs related to the growth of our business. However, we expect general and administrative costs as a percentage of revenue to remain relatively consistent with 2009 due to economies of scale.

Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of the intangible assets from acquisitions, which includes the Gelco Acquisition, the Etap Acquisition, and our acquisition of Outtask, Inc. in January 2006. We are amortizing our intangible assets as non-cash charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks, and non-compete agreements.

Other Income (Expense)

	Year Ended September 30,
	2009	Change	2008	Change	2007
Interest income	$2,149	24.9%	$1,720	91.8%	$897
Interest expense	(481)	(66.1)%	(1,417)	14.3%	(1,240)
Other, net	(598)	23.0%	(486)	(310.4)%	231

Total other expense, net	$1,070	(684.7)%	$(183)	63.4%	$(112)

Interest Income, Interest Expense and Other, net. Interest income increased during the periods presented reflecting higher levels of interest-earning cash and cash equivalent investments. We record net gains and losses on fluctuations in exchange rates in the Other, net line of the income statement.

Income Tax Expense

	Year Ended September 30,
	2009	Change	2008	Change	2007
Income tax expense	$14,611	57.2%	$9,293	74.8%	$5,315

We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. The effective income tax rate for 2009 was 36.3% compared to 35.1% for 2008. This rate increase is primarily due to state income tax increases and reserves for uncertainty in income taxes.

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

Financial Condition

Our total assets were $670.9 million and $641.0 million as of September 30, 2009 and 2008, representing an increase of 4.7%, or $29.9 million. Our cash and cash equivalents were $119.2 million and $267.7 million, as of September 30, 2009 and 2008, representing a decrease of 55.5%, or $148.5 million, due to our net purchase of $143.4 million in investment grade short- term fixed income securities and money market funds during 2009. Our cash flow activity is described in more detail in the Liquidity and Capital Resources section below. Our accounts receivable balances, net of allowances of $3.7 million and $5.5 million, were $45.8 million and $38.5 million, as of September 30, 2009 and 2008, representing an increase of 19.0%, or $7.3 million.

Our total current liabilities were $125.1 million and $86.5 million as of September 30, 2009 and 2008, representing an increase of 44.6%, or $38.6 million. This increase was primarily due to an increase of $34.0 million in our customer funding liabilities reflecting an increase in the number of customers using our Pay services as well as an increase in the duration such funds are managed by our services.

Our additional paid in capital totaled $640.9 million and $679.5 million as of September 30, 2009 and 2008, a decrease of 5.7%, or $38.6 million. The decrease reflects $54.8 million used to repurchase shares of our outstanding common stock, partially offset by the issuance of shares as part of our acquisition of Etap-On-Line, the exercise of stock options under our stock-based compensation plans, and the purchase of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of September 30, 2009, consisted principally of cash and cash equivalents totaling $119.2 million. Our cash and cash equivalents held at financial institutions generally are in excess of the current Federal Deposit Insurance Corporation limits of $250. In addition, we have a revolving credit facility, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our customers. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, and systems development and programming costs. Operating activities provided $66.0 million, $63.8 million and $32.2 million in 2009, 2008 and 2007. The increase in cash provided by operating activities during 2009 compared to 2008 and 2007 was driven by higher net income offset by fluctuations in current assets and liabilities all in the ordinary course of business.

Our investing activities used $157.9 million, $175.2 million and $20.7 million in 2009, 2008 and 2007. Investing activities included $26.6 million, $163.2 million and $8.2 million in payments related to acquisitions in 2009, 2008 and 2007. Purchases of investments were $167.4 million in 2009. Investing activities also included a $4.0 million payment for a purchase of an investment in RideCharge, Inc. during 2009. Purchases of property and equipment totaled $17.3 million, $13.0 million and $12.5 million in 2009, 2008 and 2007. These amounts consisted mainly of computer equipment and software purchases and leasehold improvements, as well as amounts capitalized for the development of software used internally, as described in more detail in Results of Operations – Expenses – Systems Development and Programming Costs, above. The increase in customer funding liabilities, net of changes in restricted cash resulted in $33.4 million and $1.0 million in cash provided in 2009 and 2008. Net cash provided by investing activities also included $24.0 million from the maturities of investments in 2009.

Our financing activities used $55.2 million in 2009, and provided $211.1 million and $140.4 million in 2008 and 2007. We used $54.8 million, $43.8 million and $1.9 million for the repurchase of 2,025 shares, 1,418 shares and 114 shares of common stock in 2009, 2008 and 2007. Net cash provided by financing activities in 2009, 2008 and 2007 include the net proceeds received from the exercise of stock options and vesting of share-based awards of $2.6 million, $11.2 million and $8.1 million and the sale of stock under our employee stock purchase plans of $1.2 million, $1.2 million and $0.8 million. Proceeds from financing activities in 2008 included the sale of 6.4 million shares of newly issued Concur common stock to American Express for $249.6 million in net proceeds. Financing activities in 2007 included $144.9 million in net proceeds from the public offering of 5.4 million shares of Concur common stock. These amounts were partially offset by the net repayment of debt of $7.0 million in 2008.

On June 1, 2007, we entered into a credit agreement with a financial institution (“Credit Agreement”) that provides for a revolving loan for up to $50 million and expires in June 2010, or earlier as provided in the Credit Agreement. At our option, the interest rate on the revolving loan is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. We granted security interests in substantially all of our assets as collateral for the loans under the Credit Agreement. The Credit Agreement required compliance with certain covenants, which limit, among other things, our ability to consummate a sale of assets, make changes in our capital structure or pay out dividends.

On October 1, 2007, we amended and restated the Credit Agreement (“Amended Credit Agreement”), increased the maximum size of the revolving credit facility to $70.0 million and extended the expiration to September 2012, or on such earlier date as provided in the Amended Credit Agreement. In addition, on

October 1, 2007, we incurred indebtedness in the aggregate principal amount of $19.5 million under the Amended Credit Agreement in connection with the Gelco Acquisition.

As of September 30, 2009 and 2008, we were in compliance with all loan covenants under the terms of the Amended Credit Agreement and Credit Agreement. As of September 30, 2009 and 2008, we had no outstanding borrowings under the revolving credit facility.

As of October 1, 2007, our Board of Directors had authorized a stock repurchase program (“Repurchase Program”) that allowed Concur to repurchase up to 4.0 million shares that comprised 2.0 million shares in January 2005 and 2.0 million shares in September 2006, which both expired in January 2009. During 2008, we exhausted the January 2005, authorization for 2.0 million shares. In July 2008, our Board of Directors increased the amount of shares eligible for repurchase in the September 2006, authorization from 2.0 million to 5.0 million and extended the Repurchase Program for an additional two year period expiring in January 2011. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of September 30, 2009, 2.1 million shares remained eligible for repurchase under the Repurchase Program.

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

The following table summarizes our outstanding contractual obligations as of September 30, 2009:

Years ending September 30,	Capital Leases	Operating Leases	Purchase Obligations
2010	$1,129	$3,272	$950
2011	199	2,691	404
2012	—	2,604	28
2013	—	1,862	—
2014	—	291	—
2015 and thereafter	—	315	—

Total	$1,328	$11,035	$1,382

Capital Leases

We lease equipment, some of which are required to be capitalized if they meet certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. Amounts for operating leases do not include certain operating expenses under these leases such as common area maintenance. Our rent expense, excluding expenses under our leases such as common area maintenance, for 2009, 2008 and 2007, was $2.7 million, $2.9 million and $1.9 million.

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

Subscription Revenues

Our subscription revenues are typically recognized monthly as the service is provided to the customer and consist of:

•	monthly fees paid for subscription services;

•	amortization of related set-up fees; and

•	amortization of fees paid for software maintenance services under software license arrangements.

Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the expected lives of the customer relationships, which generally range from two to five years. For those subscription service offerings that have been commercially available for only a short period of time, the contractual lives are used as the best estimate of the expected lives of the customer relationships. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations. It is possible that, in the future, the estimates of expected customer lives may change and, if so, the periods over which such subscription set-up fees and costs are amortized will be adjusted. Any such change in estimated expected customer lives will affect our future results of operations.

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

Allowances for Accounts Receivable

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

As discussed in Note 7 of Notes to Financial Statements, our credit facility bears interest at floating rates we select under the terms of the Amended Credit Agreement. As of September 30, 2009, we had no outstanding balance on the credit agreement. The credit facility is not hedged with an interest rate swap.

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

Derivatives. We do not use derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Concur Technologies, Inc.

Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm	36

Income Statements for the years ended September 30, 2009, 2008 and 2007	38

Balance Sheets as of September 30, 2009 and 2008	39

Stockholders’ Equity Statements for the years ended September 30, 2009, 2008 and 2007	40

Cash Flow Statements for the years ended September 30, 2009, 2008 and 2007	41

Notes to Financial Statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Concur Technologies, Inc.

We have audited the accompanying balance sheets of Concur Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concur Technologies, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Concur Technologies, Inc and subsidiaries’ internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 18, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Seattle, Washington

November 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Concur Technologies, Inc.

We have audited Concur Techologies, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Etap-On-Line, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 7% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2009. As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, Etap-On-Line was acquired on August 1, 2009 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Etap-On-Line.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedule as of September 30, 2009 and 2008 and for each of the three years in the period ended September 30, 2009 and our report dated November 18, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington

November 18, 2009

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

	Year ended September 30,
	2009	2008	2007
Revenues:
Subscription	$239,189	$206,304	$115,996
Consulting and other	8,407	9,187	13,111

Total revenues	247,596	215,491	129,107

Expenses (1):
Cost of operations	75,625	68,378	43,711
Sales and marketing	73,459	59,912	34,154
Systems development and programming	25,295	22,974	15,866
General and administrative	27,603	31,371	18,759
Amortization of intangible assets	6,396	6,196	2,965

Total expenses	208,378	188,831	115,455

Operating income	39,218	26,660	13,652

Other income (expense):
Interest income	2,149	1,720	897
Interest expense	(481)	(1,417)	(1,240)
Other, net	(598)	(486)	231

Total other income (expense)	1,070	(183)	(112)

Income before income tax	40,288	26,477	13,540

Income tax expense	14,611	9,293	5,315

Net income	$25,677	$17,184	$8,225

Net income per share:
Basic	$0.53	$0.39	$0.22
Diluted	0.50	0.35	0.20

Weighted average shares used in computing net income per share:
Basic	48,652	44,607	37,443
Diluted	51,740	48,459	41,033

(1) Includes share-based compensation as follows:
Cost of operations	$1,829	$1,688	$1,304
Sales and marketing	5,517	3,404	1,894
Systems development and programming	1,815	1,149	883
General and administrative	3,011	2,738	1,671

Total share-based compensation	$12,172	$8,979	$5,752

See notes to Financial Statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amounts)

	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$119,185	$267,725
Short-term investments	143,549	—
Restricted cash	3,599	3,055
Accounts receivable, net of allowance of $3,680 and $5,543	45,801	38,479
Prepaid expenses	3,963	3,160
Deferred tax assets	24,570	14,289
Deferred costs and other assets	15,016	14,104

Total current assets	355,683	340,812
Non-current assets:
Property and equipment, net	33,999	32,304
Investments	4,045	—
Deferred costs and other assets	19,964	16,067
Intangible assets, net	44,383	39,108
Deferred tax assets	23,904	47,257
Goodwill	188,907	165,471

Total assets	$670,885	$641,019

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,638	$4,198
Customer funding liabilities	56,424	22,470
Accrued compensation	17,508	18,308
Acquisition-related liabilities	902	2,036
Other accrued expenses and liabilities	10,539	8,442
Short-term debt	1,129	1,505
Deferred revenues	34,955	29,572

Total current liabilities	125,095	86,531
Non-current liabilities:
Long-term debt	199	1,328
Deferred rent	1,601	2,126
Deferred revenues	14,083	12,511
Tax liabilities	8,577	3,985

Total liabilities	149,555	106,481

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	—	—
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	49	50
Authorized shares: 195,000
Shares issued and outstanding: 48,988 and 50,286
Additional paid-in capital	640,911	679,526
Accumulated deficit	(119,151)	(144,828)
Accumulated other comprehensive loss	(479)	(210)

Total stockholders’ equity	521,330	534,538

Total liabilities and stockholders’ equity	$670,885	$641,019

See notes to Financial Statements.

Concur Technologies, Inc.

Stockholders’ Equity Statements

(In thousands)

	Common Stock		Common Stock Issuable Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Expense)	Total Stockholders’ Equity
	Shares	Amount
Balance as of September 30, 2006	36,142	36	284	287,382	(170,237)	213	117,394

Common stock repurchased	(114)	—	—	(1,853)	—	—	(1,853)
Common stock issued:
Employee Stock Purchase Plan	48	—	—	806	—	—	806
Stock option exercises and vesting of restricted stock units	1,934	2	—	8,075	—	—	8,077
Equity offering, net of issue costs	5,405	6	—	144,861	—	—	144,867
Acquisition of Outtask, Inc.	284	—	(284)	—	—	—	—
Share-based compensation expense	—	—	—	6,053	—	—	6,053
Foreign currency translation adjustment gain	—	—	—	—	—	791	791
Net Income	—	—	—	—	8,225	—	8,225

Balance as of September 30, 2007	43,699	44	—	445,324	(162,012)	1,004	284,360

Common stock repurchased	(1,418)	(1)	—	(43,762)	—	—	(43,763)
Common stock issued:
Employee Stock Purchase Plan	34	—	—	1,175	—	—	1,175
Stock option exercises and vesting of restricted stock units	1,571	1	—	12,655	—	—	12,656
Equity issued to American Express, net of issue costs	6,400	6	—	237,448	—	—	237,454
Warrant issued to American Express	—	—	—	12,286	—	—	12,286
Tax Benefit from stock option exercises	—	—	—	5,074	—	—	5,074
Share-based compensation expense	—	—	—	9,326	—	—	9,326
Foreign currency translation adjustment loss	—	—	—	—	—	(1,214)	(1,214)
Net Income	—	—	—	—	17,184	—	17,184

Balance as of September 30, 2008	50,286	50	—	679,526	(144,828)	(210)	534,538

Common stock repurchased	(2,025)	(2)	—	(54,771)	—	—	(54,773)
Common stock issued:
Employee Stock Purchase Plan	44	—	—	1,176	—	—	1,176
Stock option exercises and vesting of restricted stock units	559	1	—	1,068	—	—	1,069
Acquisition of Etap-On-Line	124	—	—	4,318	—	—	4,318
Equity Issuance costs	—	—	—	(2,842)	—	—	(2,842)
Share-based compensation expense	—	—	—	12,436	—	—	12,436
Foreign currency translation adjustment loss	—	—	—	—	—	(278)	(278)
Unrealized gain on investments	—	—	—	—	—	9	9
Net Income	—	—	—	—	25,677	—	25,677

Balance as of September 30, 2009	48,988	49	—	640,911	$(119,151)	$(479)	$521,330

See notes to Financial Statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

	Year Ended September 30,
	2009	2008	2007
Operating activities:
Net income	$25,677	$17,184	$8,225
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	6,396	6,196	2,965
Depreciation	16,348	15,080	9,048
Allowance for uncollectible accounts receivable	(1,862)	1,473	1,300
Share-based compensation expense	12,172	8,979	5,752
Deferred income taxes	13,485	9,108	5,177
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	403	1,347	(9,947)
Prepaid expenses and other assets	(7,880)	(5,511)	(6,572)
Accounts payable	(1,021)	(272)	1,564
Accrued liabilities	(2,375)	1,224	6,984
Deferred revenues	4,629	9,013	7,680

Net cash provided by operating activities	65,972	63,821	32,176

Investing activities:
Purchases of investments	(167,414)	—	—
Maturities of investments	24,000	—	—
Increase in customer funding liabilities, net of changes in restricted cash	33,383	987	—
Investment in unconsolidated affiliate	(4,045)	—	—
Purchases of property and equipment	(17,251)	(13,040)	(12,508)
Payments for acquisition, net of cash acquired	(26,595)	(163,178)	(8,225)

Net cash used in investing activities	(157,922)	(175,231)	(20,733)

Financing activities:
(Payments) Proceeds for issuance of common stock, net	(2,829)	249,590	144,867
Net proceeds from share-based equity award activity	2,556	11,155	8,076
Proceeds from employee stock purchase plan activity	1,175	1,175	806
Payments on repurchase of common stock	(54,773)	(43,763)	(1,853)
Net (payments) proceeds under revolving credit facility	—	(5,370)	11,369
Repayments of debt and capital leases	(1,366)	(1,671)	(22,832)

Net cash (used in) provided by financing activities	(55,237)	211,116	140,433

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,353)	(816)	625

Net (decrease) increase in cash and cash equivalents	(148,540)	98,890	152,501
Cash and cash equivalents at beginning of period	267,725	168,835	16,334

Cash and cash equivalents at end of period	$119,185	$267,725	$168,835

Supplemental cash flow information:
Cash paid for interest	$139	$966	$1,110
Income tax payments, net	963	616	248
Common stock issued in connection with acquisition	4,318	—	—

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

Segment Information

We operate in and report on one segment, Employee Spend Management solutions.

Principles of Consolidation

These financial statements include the accounts of Concur and its wholly-owned subsidiaries on a consolidated basis. All intercompany accounts and transactions were eliminated in consolidation. We report our financial statements on a fiscal year basis that starts on October 1 and ends on September 30. Throughout these financial statements, we refer to our fiscal years ending September 30, 2007 to 2010, as “2007,” “2008,” “2009,” and “2010.”

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

Revenue Recognition

We generate our revenues from the delivery of subscription services (which include software maintenance services), and, to a much lesser degree, consulting services and the sale of software licenses. We recognize revenues in accordance with accounting standards for software and service companies.

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

Subscription Revenues

Our subscription revenues are typically recognized monthly as the service is provided to the customer and consist of:

•	monthly fees paid for subscription services;

•	amortization of related set-up fees; and

•	amortization of fees paid for software maintenance services under software license arrangements.

Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the expected lives of the customer relationships, which generally range from two to five years. For those subscription service offerings that have been commercially available for only a short period of time, the contractual lives are used as the best estimate of the expected lives of the customer relationships. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations. It is possible that, in the future, the estimates of expected customer lives may change and, if so, the periods over which such subscription set-up fees and costs are amortized will be adjusted. Any such change in estimated expected customer lives will affect our future results of operations.

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

Allowances for Accounts Receivable

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

We assess the likelihood that we will be able to recover our deferred tax assets. In assessing the need for the valuation allowance, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. A release of valuation allowance as a result of an acquisition is recorded as reduction of goodwill recognized in the acquisition rather than a tax benefit in the income statement.

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

We capitalize certain costs of software developed or obtained for internal use. We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll, benefits and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalizable personnel costs are limited to the time directly spent on such projects.

Advertising and Marketing Costs

Costs of marketing materials and advertising expenditures are charged to operations when the materials are used or the advertising is first released. Advertising costs for 2009, 2008 and 2007, were $3,321, $5,262 and $2,615.

Warranty Claims

Our software license contracts typically include an industry-standard software performance warranty provision. Historically, we have experienced minimal warranty claims. Our standard sales contracts typically do not include contingencies such as rights of return or conditions of acceptance.

Deferred Revenues and Deferred Costs

As described above in our Revenue Recognition Policy, we defer certain revenues and related direct and incremental costs and recognize them ratably over the applicable service period. We categorize deferred revenues and deferred costs on our Balance Sheet as current if we expect to recognize such revenue or cost within the following twelve months.

Impairment of Goodwill and Certain Other Long-Lived Assets

Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We conducted our most recent test for impairment as of March 31, 2009, and we determined that goodwill was not impaired.

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

Concentrations of Credit Risk

Financial instruments that potentially subject Concur to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. These instruments are generally unsecured and uninsured. We maintain the majority of our cash balances with a few financial institutions. Accounts receivable are typically unsecured and are from revenues earned from customers across different geographic areas, primarily located in the United States, and operating in a wide variety of industries. No customer represented greater than 10% of outstanding accounts receivable at either September 30, 2009 or 2008. We typically do not require collateral or other security to support credit sales but provide allowances for sales and doubtful accounts based on historical experience and specific identification.

Foreign Currency Translation

We have subsidiaries located in Australia, Canada, China (Hong Kong), Czech Republic, France, Germany, Netherlands, and United Kingdom. The functional currency of each foreign subsidiary is the local currency in the country in which the subsidiary is located. We translate assets and liabilities denominated in foreign currencies to U.S. dollars at the exchange rate in effect on the balance sheet date. We translate revenues and expenses using average rates of exchange during the period in which the transactions occurred. Translation adjustments resulting from this process are included in other comprehensive income (loss). Gains and losses on foreign currency transactions are included in our Income Statements as incurred and were insignificant for all periods presented.

Subsequent Events

We have evaluated events occurring between the end of our most recent fiscal year and November 18, 2009, the date the financials statements were issued.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to current presentation. The reclassifications had no effect on net income or total stockholders’ equity.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) became effective for us during the fourth quarter of 2009. This codification brings all authoritative GAAP that has been issued by a standard setter into one place. The codification retains existing GAAP without changing it.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which now resides under the ASC topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. This topic does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted ASC 820 for financial assets and liabilities in the first quarter of 2009. Adoption of ASC 820 had no material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which now resides under the ASC 820. ASC 820 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting guidance. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. We adopted ASC 820 in the first quarter of 2009 and did not elect the fair value option.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which now resides under the ASC topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of ASC 855 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 855 in the fourth quarter of 2009. The adoption of ASC 855 did not have an impact on our financial statements as it only requires additional disclosures.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which now resides under the ASC topic 805, Business Combinations (“ASC 805”). ASC 805 changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 also requires an acquirer to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in ASC 450, Contingencies (“ASC 450”). We are required to adopt ASC 805 in the first quarter of 2010. We will apply the provisions of ASC 805 to business combinations completed after October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which now resides under the ASC topic 810, Consolidation (“ASC 810”). ASC 810 requires all entities to report noncontrolling interests as equity in the financial statements. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are required to adopt ASC 810 in the first quarter of 2010. We believe the items of ASC 810 will not have a material impact on our financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the delayed items of ASC 820 will not have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, which now resides under the ASC topic 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance. ASC 350 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are required to adopt ASC 350 in the first quarter of 2010. We will apply the provisions of ASC 350 when applicable.

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The new guidance also eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated at the inception of the arrangement, to all deliverables base on their relative selling price. We are required to adopt these changes to revenue recognition in the first quarter of 2011. We believe adoption of this new guidance will not have a material impact on our financial statements.

Note 2. Net Income Per Share

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

	Year ended September 30,
	2009	2008	2007
Net income	$25,677	$17,184	$8,225
Weighted average number of shares outstanding:
Basic	48,652	44,607	37,443
Dilutive effect of share-based equity award plans (1)	3,088	3,852	3,590

Diluted	51,740	48,459	41,033

Net income per share available to common stockholders:
Basic	$0.53	$0.39	$0.22
Diluted	0.50	0.35	0.20

(1)	For 2007, we excluded 369 options to purchase our common stock from the calculations of diluted net income per share because the exercise price for those options was above the average market price of our stock and including those options in the diluted net income per share calculation would have had an anti-dilutive effect. We did not exclude any options in 2009 or 2008.

Note 3. Business Combinations

Acquisition of Etap-On-Line

On August 1, 2009, we completed the acquisition of Etap-On-Line (“Etap Acquisition”) pursuant to the Share Purchase Agreement, dated August 1, 2009, between Concur and the shareholders of Etap-On-Line (“Purchase Agreement”). Under the Purchase Agreement, we purchased all outstanding equity securities of Etap-On-Line for an aggregate consideration of up to €28 million in cash and shares of Concur common stock (in aggregate totaling approximately $40 million). As of September 30, 2009, we have paid $29.6 million in cash and $4.3 million worth of shares of our common stock. As of September 30, 2009, $902 was recorded in acquisition-related liabilities on our balance sheet. The remaining purchase price is subject to specified earn out provisions and other adjustments to be determined over a three year period ending August 1, 2012. Pro forma results of operations are not presented in this report because the effect of this acquisition was not material to our financial statements.

Etap-On-Line is a leading European provider of business travel and expense management solutions based in Paris, France. The Etap Acquisition is expected to strengthen our operations and client-base in the European market.

Purchase Price Allocation

Our purchase price allocation of Etap’s net tangible and identifiable intangible assets is based upon the estimated fair value of those assets as of August 1, 2009. We allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The net tangible assets included $4.9 million in cash and cash equivalents and $6.0 million in accounts receivable. Total liabilities were $10.9 million.

Intangible Assets

As of September 30, 2009 we had $23.4 million of goodwill recorded for the Etap Acquisition, none of which is deductible for tax purposes. In addition, we had $11.7 million of acquired intangible assets in our financial statements. The acquired intangible assets include $9.9 million of customer relationships with an expected life of 11 years, $1.0 million of technology-based intangible assets with an expected useful life of 3 years and $0.7 million of other intangible assets with an expected life of five years.

Gelco Acquisition

On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. and its subsidiaries, including Gelco Information Network, Inc. (“Gelco Acquisition”). Gelco provides a flexible on-demand expense management solution that enables organizations to control costs by gaining processing efficiencies, capturing spending data for analysis and ensuring policy compliance. Gelco offers different levels of outsourcing and is capable of providing a full range of services to streamline the expense management process, including: expense data capture, multi-currency reimbursement, card payment processing, reporting and analysis, receipt imaging and management, and auditing.

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

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for Concur and Gelco, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The unaudited pro forma financial information combines the results of Concur and Gelco for 2007. The following table presents the pro forma financial information for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented:

Pro Forma Results	Year Ended September 30, 2007
Revenues	$181,473
Net Income	1,594
Net income per diluted share	$0.03

During 2007, and prior to our acquisition, Gelco incurred legal fees and settlement costs of $3.5 million to settle all claims associated with a lawsuit with a former stockholder.

Note 4. Property and Equipment

Our property and equipment as of September 30, 2009 and 2008, consisted of the following:

	September 30,
	2009	2008
Land and building	$5,596	$5,490
Computer hardware	17,590	16,170
Computer software	43,577	36,101
Furniture and equipment	1,395	1,249
Leasehold improvements	5,111	5,014

Property and equipment, gross	73,269	64,024
Less: accumulated depreciation	(39,270)	(31,720)

Property and equipment, net	$33,999	$32,304

Fixed assets under capital leases, net of accumulated depreciation, for September 30, 2009 and 2008, were $323 and $1,547.

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

All Other Investments

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and money market funds. The portion in cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Unrealized gains and losses related to available for sale securities are reported in “Accumulated other comprehensive income (loss),” as disclosed in Note 14.

Note 6. Intangible Assets

Amortization of intangible assets represents the allocation of intangible assets from acquisitions. The gross and net carrying amounts of the acquired intangible assets as of September 30, 2009 and 2008, were as follows:

	September 30,
Intangible assets	2009	2008
Gross carrying amount	$59,870	$48,600
Accumulated amortization	(15,487)	(9,492)

Intangible asset, net	$44,383	$39,108

The following table presents the components of our intangible assets as of September 30, 2009:

Description	Fair Value	Accumulated Amortization	Net Book Value as of September 30, 2009	Weighted Average Useful Life (in years)
Trade name and trademarks	$1,029	$324	$705	4.1
Technology	13,721	7,432	6,289	4.6
Customer relationships	45,120	7,731	37,389	11.0

Total	$59,870	$15,487	$44,383

The related amortization expense reflected in our income statements for 2009, 2008 and 2007, were $6.4 million, $6.2 million and $3.0 million.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Years ending September 30,	Amortization of Intangible Assets
2010	$7,321
2011	6,976
2012	4,776
2013	4,261
2014	4,237
Thereafter	16,812

Total	$44,383

Note 7. Long-Term Debt

Our debt outstanding as of September 30, 2009 and 2008, consisted of:

	September 30, 2009			September 30, 2008
Debt	Current	Long-term	Total	Current	Long-term	Total
Capital leases	$1,129	$199	$1,328	$1,505	$1,328	$2,833
Revolving credit facility	—	—	—	—	—	—

Total debt	$1,129	$199	$1,328	$1,505	$1,328	$2,833

On June 1, 2007, we entered into a Credit Agreement (“Credit Agreement”) with a financial institution that provides for a revolving loan for up to $50 million and expires in June 2010, or on such earlier date as provided in the Credit Agreement. At our option, the interest rate on the revolving loan is equal to either (1) the greater of the Federal Funds Rate plus 0.5% and the financial institution’s publicly announced prime rate at that time, or (2) the London Interbank Offered Rate (“LIBOR”) divided by the result of 1.00 less the Federal Reserve System’s maximum reserve percentage for Eurocurrency funding. We granted security interests in substantially all of our assets as collateral for the loans under the Credit Agreement. The Credit Agreement required compliance with certain covenants, which limit, among other things, our ability to consummate a sale of assets, make changes in our capital structure or pay out dividends.

On October 1, 2007, we amended and restated our Credit Agreement (“Amended Credit Agreement”) and incurred indebtedness in the aggregate principal amount of $19.5 million under the Amended Credit Agreement, which increased the revolving facility to up to $70.0 million and expires in September 2012, or on such earlier date as provided in the Amended Credit Agreement. Such additional indebtedness was used to finance a portion of the total consideration paid at the closing of the Gelco Acquisition on October 1, 2007.

As of September 30, 2009 and 2008, we were in compliance with all loan covenants under the terms of the Amended Credit Agreement and Credit Agreement. As of September 30, 2009 and 2008, we had no outstanding borrowings under the revolving credit facility.

Note 8. Income Taxes

Our income tax expense is based on pretax financial accounting income. We determine deferred tax assets and liabilities based on the difference between the GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For 2009, 2008 and 2007, income before income taxes and the income tax expense (benefit) consisted of the following:

	Year ended September 30,
	2009	2008	2007
Current income taxes:
Federal	$789	$151	$138
State and local	443	—	—
Foreign	(106)	34	—

Current income tax expense	1,126	185	138

Deferred income taxes:
Federal	13,487	12,274	4,935
State and local	286	(3,166)	242
Foreign	(288)	—	—

Deferred income tax expense	13,485	9,108	5,177

Income tax expense	$14,611	$9,293	$5,315

A reconciliation of our effective income tax rate on income before taxes with the federal statutory rate is as follows:

	Year ended September 30,
	2009	2008	2007
Statutory rate	35.0%	35.0%	34.0%
State and local taxes, net of federal income taxes	2.5	1.1	3.1
Amounts not deductible for tax purposes	0.3	1.1	5.3
Research and development tax credits	(1.0)	(1.5)	—
Reserves for uncertainty in income taxes	1.7	—	—
Foreign rate differentials	(1.2)	(0.1)	(0.4)
Change in valuation allowance	(1.0)	(0.5)	(2.8)

Effective tax rate	36.3%	35.1%	39.2%

Our deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for the future tax benefit of net operating losses and tax credit carryforwards. Significant components of our deferred tax assets and liabilities as of September 30, 2009 and 2008 are as follows:

	September 30,
	2009	2008
Deferred tax assets:
Domestic net operating loss carryforwards	$39,154	$58,122
Foreign net operating loss carryforwards	1,576	2,449
Tax credit carryforwards	7,827	6,422
Deferred revenue	17,152	15,132
Other	18,743	12,616

Total deferred tax assets	84,452	94,741

Deferred tax liabilities:
Intangible assets	(15,645)	(13,585)
Property and equipment	(11,800)	(9,619)
Deferred costs	(12,158)	(9,408)
Other	(550)	(177)

Total deferred tax liabilities	(40,153)	(32,789)

Net deferred tax asset	44,299	61,952
Less: valuation allowance	—	(406)

Net deferred tax asset	$44,299	$61,546

In accounting for income taxes, we recognize deferred tax assets if realization of such assets is more likely than not. We believe, based on factors including, but not limited to, our significant financial and tax loss history, forecasts of financial and taxable income or loss by jurisdiction, the estimated impact of future stock option deductions, possible tax planning strategies, and the expiration dates and amounts of net operating loss carryforwards, that it is more likely than not that the net deferred tax asset as of September 30, 2009, will be realized in the future.

The net decrease in the valuation allowance for 2009 and 2008 was $406 and $69.1 million. The reduction in 2009 was due to the expected future earnings of our foreign subsidiaries. The reduction in the valuation allowance in 2008 was due to the expected future earnings of our combined operations following the Gelco

Acquisition (Note 3) and reductions to net operating loss carryforwards, that we determined were subject to Internal Revenue Code Section 382 limitations.

As of September 30, 2009, we had total federal net operating loss carryforwards in the amount of $106.3 million, which will expire in the years 2010 to 2027. We had total state net operating loss carryforwards in the amount of $46.5 million, which will expire in the years 2010 to 2028, with $358 expiring in 2010, and $1.5 million expiring in 2011. As of September 30, 2009, we had total foreign net operating loss carryforwards in the amount of $5.6 million, of which $107 expire in 2013 and $5.5 million that have no expiration date.

Our utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382 and similar state provisions. The annual limitations could result in the expiration of net operating losses before they can be utilized.

As of September 30, 2009, we had total current deferred tax liabilities of $277 included in other accrued expenses and liabilities. As of September 30, 2009, our tax liabilities balance was made up of $4,679 of reserves for uncertain tax positions and $3,898 of non-current deferred tax liabilities.

During the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

On October 1, 2007, we recognized approximately $4.0 million as a liability for uncertain tax positions. $2.8 million relates to our historical tax positions, which because of the contemporaneous release of the remaining US valuation allowance upon the acquisition of Gelco, resulted in an increase to the October 1, 2007 balance of goodwill from the Gelco acquisition. Goodwill was also increased by $1.5 million for the uncertain tax positions related to Gelco’s acquisition period.

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

The reconciliation of our tax contingencies is as follows:

Gross tax contingencies—October 1, 2008	$3,985
Gross increases to tax positions in prior periods	210
Gross increases to current period tax positions	484

Gross tax contingencies—September 30, 2009	$4,679

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to tax examinations by tax authorities for years prior to December 31, 1994.

Tax attributes related to the exercise of employee stock options should not be realized until they result in a reduction of taxes payable; consequently, we do not include unrealized stock option attributes as components of our gross deferred tax assets. The gross cumulative unrealized net operating losses excluded for 2009 and 2008 were $57.8 million and $47.8 million.

Note 9. Customer Funding Liabilities

We make payments on behalf of our customers for the funding of employee expense reimbursements and related corporate credit card payments from amounts held in cash and cash equivalents on our balance sheet. We record our obligation to make these expense reimbursement payments on behalf of our customers as customer funding liabilities. Some of our customers require that we maintain restricted bank accounts for the funding of employee expense reimbursements that we will make on their behalf. Amounts held in these accounts are recorded as restricted cash. As of September 30, 2009 and 2008, we had $56.4 million and $22.5 million in customer funding liabilities.

Note 10. Contractual Obligations

Our future minimum commitments under non-cancelable contractual obligations are as follows:

Years ending September 30,	Capital Leases	Operating Leases	Purchase Obligations
2010	$1,129	$3,272	$950
2011	199	2,691	404
2012	—	2,604	28
2013	—	1,862	—
2014	—	291	—
2015 and thereafter	—	315	—

Total	$1,328	$11,035	$1,382

Capital Leases

We lease equipment, some of which are required to be capitalized if they meet certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. Amounts for operating leases do not include certain operating expenses under these leases such as common area maintenance. Our rent expense for 2009, 2008 and 2007, excluding expenses under our leases such as common area maintenance, was $2.7 million, $2.9 million and $1.9 million.

Purchase Obligations

We have future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription service offerings.

Note 11. Equity Plans and Share-based Compensation

Our Board of Directors has adopted the following plans:

•

The 1998 Equity Incentive Plan (“1998 Plan”) and the 1998 Director Stock Option Plan (“Director Plan”). The 1998 Plan, as amended, authorizes issuance of up to 8.5 million shares of common stock upon the exercise of stock options. The Director Plan, as amended, authorizes issuance of up to 890 shares of common stock upon the exercise of stock options.

•

The 1999 Stock Incentive Plan (“1999 Plan”) provides for the granting of options to acquire up to 1.5 million shares of common stock and imposes a limitation on the number of such options that may be granted to officers.

•	The 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”).

•	The 2008 Employee Stock Purchase Plan (“ESPP”). As of September 30, 2009, the ESPP authorizes issuance of up to 500,000 shares of common stock.

Our 1998 Plan and 1999 Plan included incentive stock options and non-statutory stock options granted under various plans, which were approved by the Board of Directors. Stock options under these plans generally vest one to four years after the grant date and expire ten years after the grant date. No further issuances are expected to be made under these share based compensation programs.

Our Equity Plan provides for grants of stock options, restricted stock, stock bonuses, SARs and RSUs. As of September 30, 2009, we had 1.8 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our ESPP. We recognize compensation expense for stock options awards on a straight line basis over the requisite service period of the award.

The following table presents our stock option activity:

	Year ended September 30,
	2009		2008		2007
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Balance at beginning of year	3,563	$7.10	5,109	$7.73	7,126	$7.08
Exercised	(393)	8.30	(1,498)	9.10	(1,868)	4.74
Forfeited or expired	(2)	12.89	(48)	11.65	(149)	14.05

Outstanding at end of year	3,168	6.95	3,563	7.10	5,109	7.73

Exercisable at end of year	3,110	6.81	3,256	6.56	4,282	6.89

Net cash proceeds from the exercise of stock options for 2009, 2008 and 2007 were $4.8 million, $12.1 million and $8.8 million. No income tax benefit was realized from stock option exercises during 2009, 2008 and 2007 due to the use of net operating loss carryforwards. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to additional paid in capital in the period the benefit is realized. We would present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Stock option activity for 2009 was as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic value
Outstanding as of September 30, 2008	3,563	$7.10
Exercised	(393)	8.30
Forfeited or expired	(2)	12.89

Outstanding as of September 30, 2009	3,168	6.95	3.59	$103,942

Exercisable as of September 30, 2009	3,110	6.81	3.53	102,449

Total intrinsic value of options exercised for 2009, 2008 and 2007, was $8.9 million, $46.5 million and $24.9 million.

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 30, 2009, for selected exercise price ranges is as follows:

	September 30, 2009
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.38 - $ 1.11	667	1.7	$0.96	667	$0.96
1.48 - 1.78	429	2.8	1.75	429	1.75
1.87 - 4.39	58	1.8	3.18	58	3.18
5.00 - 5.67	456	1.0	5.01	456	5.01
7.24 - 9.70	365	5.0	8.47	365	8.47
9.75 - 11.20	504	5.0	10.84	504	10.84
11.39 - 12.89	507	6.0	12.78	473	12.77
14.21 - 23.25	182	5.8	17.22	158	17.36

$ 0.38 - $23.25	3,168	3.6	$6.95	3,110	$6.81

RSUs are stock awards that entitle the holder to shares of our common stock as the award vests. Our RSUs generally vest over four years, but may accelerate in certain circumstances. The compensation expense incurred for RSUs is based on the closing market price of our common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period.

The following table presents our RSU activity:

	Year ended September 30,
	2009		2008		2007
	Shares	Weighted Avg. Share Value	Shares	Weighted Avg. Share Value	Shares	Weighted Avg. Share Value
Balance at beginning of year	772	$27.49	284	$17.86	—	$0.00
Granted	801	22.59	604	30.41	379	17.82
Vested and released	(234)	25.77	(96)	38.48	(90)	17.66
Cancelled	(12)	26.77	(20)	22.61	(5)	18.21

Outstanding at end of year	1,327	24.86	772	27.49	284	17.86

As of September 30, 2009, we expect total unrecognized compensation costs net of estimated forfeitures of $15.2 million, related to non-vested equity awards is expected to be recognized over a weighted average period of 1.6 years. Total fair value of options vested during 2009, 2008 and 2007 were $9.4 million, $6.7 million and $4.4 million.

Note 12. Fair Value Measurements

ASC 820 establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value, as follows: Level 1- observable inputs such as quoted prices in active markets; Level 2- inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3- unobservable inputs in which there is little or no market data, requiring the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We have highly liquid investments classified as cash equivalents and short-term investments included in our balance sheet. Cash equivalents consist of money market instruments and commercial paper that have original maturities of 90 days or less. We also invest in commercial paper with maturities greater than 90 days but generally maturing within 270 days. Such instruments are classified within Level 2 of the fair value hierarchy. We had no financial liabilities measured at fair value on a recurring basis at September 30, 2009. As of September 30, 2009, we had gross unrealized gains of $14 and gross unrealized losses of $5 from our investments.

Financial assets measured at fair value are summarized below:

	Fair value measurement using			Assets at fair value
	Level 1	Level 2	Level 3
Assets:
Money market accounts	$58,970	$—	$—	$58,970
Commercial paper	—	141,255	—	141,255
Other fixed income securities	—	34,275		34,275

Total	$58,970	$175,530	$—	$234,500

Equity Investment in Private Company

In January 2009, we made an investment in RideCharge. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. Our investment in RideCharge was initially valued based upon the transaction price under the cost method of accounting and is classified as Level 3 in the fair value hierarchy. As of September 30, 2009, this investment is recorded at $4.0 million in “Investments” on our balance sheet.

The investment in RideCharge will be subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. We will record impairment charges when an investment has experienced a decline that we deem to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of an investee could result in losses or an inability to recover the carrying value of our investment. When assessing our investments for other-than-temporary declines in value, we will consider many factors, including but not limited to the following: the performance of the investee in relation to its own operating targets and its business plan; the investee’s revenue and cost trends; the investee’s liquidity and cash position; and market acceptance of the investee’s products and services. From time to time, we may consider third-party evaluations. In the event an investment experiences other-than-temporary declines in value, we will record an impairment loss in “Other income (expense)” in our income statement.

Note 13. Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program that expires in January 2011. During 2009, we repurchased and retired 2.0 million shares of our outstanding common stock for a total cost of $54.8 million under this program. As of September 30, 2009, we remained authorized to repurchase up to an additional 2.1 million shares under this program.

We did not make any purchases of our outstanding common stock during the three months ended September 30, 2009.

Note 14. Comprehensive Income

The components of our comprehensive income for 2009, 2008 and 2007, are as follows:

	Year ended September 30,
	2009	2008	2007
Net income	$25,677	$17,184	$8,225
Other comprehensive gain (loss):
Foreign currency translation adjustment (loss) gain	(278)	(1,214)	791
Net unrealized gain on investments	9	—	—

Total comprehensive income	$25,408	$15,970	$9,016

Note 15. International Revenues

We market our products primarily in the United States and operate in a single industry segment. No single customer accounted for more than 10% of our total revenues during 2009, 2008 or 2007. Information regarding revenues by geographic region for the past three years is as follows:

	Year Ended September 30,
	2009	2008	2007
United States	$222,460	$192,922	$111,679
Europe	14,538	12,658	11,812
Other	10,598	9,911	5,616

Total revenues	$247,596	$215,491	$129,107

Note 16. Royalty Agreements

We have entered into various agreements that allow us to incorporate licensed technology into our products or that allow the right to sell separately the licensed technology. We incur royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as licensed products are sold and are included in cost of operations. These amounts for 2009, 2008 and 2007, totaled $1,555, $1,250 and $14.

Note 17. Contingencies

Litigation

In July 2001, we and several of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. In April 2002, these lawsuits were consolidated with more than 300 similar pending cases filed against companies that completed initial public offerings between 1997 and 2000 and the underwriters that took them public. In July 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that the plaintiffs’ claims have no merit, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement had been preliminarily approved by the district court. However, in December 2006, the court of appeals reversed the district court’s finding that six focus cases could be certified as class actions. In April 2007, the court of appeals acknowledged that the district court might certify a more limited class. At a June 2007 status conference, the district court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint in August 2007 and a motion for class certification in six focus cases in September 2007, which was later withdrawn in October 2008. In November 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties reached a settlement agreement, which was submitted to the district court for preliminary approval on April 2, 2009. As part of this settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. On June 10, 2009, the district court granted preliminary approval of the proposed settlement. After a September 10, 2009 hearing, the district court gave final approval to the settlement on October 5, 2009.

Product Warranty and Indemnification Obligations

We provide services and software solutions to our customers under sales contracts, which usually include a limited warranty regarding product and service performance and a limited indemnification of customers against losses, expenses and liabilities from damages that may be awarded against them if our services or software are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The contracts generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to time and geography-based scope limitations and a right for us to replace an infringing product. We also enter into similar limited indemnification terms in agreements with certain strategic business partners and vendors. We account for potential warranty claims in accordance with the guidance in ASC 450, Contingencies, and base our estimates on historical experience and current expectations. To date, we have experienced minimal warranty claims and have not had to reimburse any customers for any losses related to the limited indemnification described above.

Note 18. Retirement 401(k) Plan

Concur’s 401(k) Profit Sharing and Trust Plan (“401(k) Plan”) is a defined contribution plan that is available to employees in the United States that meet eligibility requirements. Participating employees may contribute up to 80% of their pretax gross earnings, subject to statutory limits. We reserve the right to amend the 401(k) Plan at any time. Effective April 1, 2007, an amendment to the 401(k) Plan was passed, which provided for a required employer matching contribution. For 2009, 2008 and 2007, our contribution to this plan was $997, $708 and $125.

Note 19. Quarterly Financial Results (Unaudited)

Our summarized unaudited quarterly financial results for 2009, 2008 and 2007 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
2009
Revenue	$58,564	$61,991	$62,226	$64,815		$247,596
Operating income	8,207	10,762	10,895	9,354		39,218
Net income	5,809	6,749	7,243	5,876		25,677
Net Income per share:
Basic	$0.12	$0.14	$0.15	$0.12		$0.53
Diluted	0.11	0.13	0.14	0.11		0.50

2008
Revenue	$49,352	$53,663	$54,929	$57,547		$215,491
Operating income	5,865	6,218	7,474	7,103		26,660
Net income	3,382	3,704	4,456	5,642		17,184
Net Income per share:
Basic	$0.08	$0.08	$0.10	$0.12		$0.39
Diluted	0.07	0.08	0.09	0.11		0.35

2007
Revenue	$29,240	$30,850	$33,270	$35,747		$129,107
Operating income	2,520	3,268	3,695	4,169		13,652
Net income	993	1,345	1,761	4,126	(1)	8,225
Net Income per share:
Basic	$0.03	$0.04	$0.05	$0.11		$0.22
Diluted	0.02	0.03	0.04	0.10		0.20

(1)	The effective income tax rate for 2007 was 39.2%, compared to 55.0% for the nine months ended June 30, 2007. The decrease in the effective rate from 55.0% to 39.2% was primarily due to changes in tax and book stock based compensation deductions and the utilization of additional net operating losses in foreign jurisdictions on which a full valuation allowance is maintained.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with management and board authorization; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2009. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation of internal control does not include testing over the financial reporting of Etap-On-Line, which was acquired on August 1, 2009. Grant Thornton, LLP has audited our internal control over financial reporting as of September 30, 2009; their report is included in Item 8.

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

The information required by this item relating to our executive officers, directors and nominees, regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and regarding our Audit Committee, is included under the captions “Proposal No. 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement related to the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information appearing under the headings “Proposal No. 1: Election of Directors—Director Compensation” and “Compensation Discussion and Analysis” in our proxy statement related to the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plans,” in each case in our proxy statement related to the 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Proposal No. 1: Election of Directors—Board of Directors Meetings and Committees,” in each case in our proxy statement related to the 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the captions “Proposal No. 2: Ratification of Selection of Independent Registered Public Accounting Firm—Independent Auditor’s Services and Fees” and “—Audit Committee Pre-Approval Policy” in our proxy statement related to the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

Financial Statements of Concur Technologies, Inc.

Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm	36

Income Statements for the years ended September 30, 2009, 2008 and 2007	38

Balance Sheets as of September 30, 2009 and 2008	39

Stockholders’ Equity Statement for the years ended September 30, 2009, 2008 and 2007	40

Cash Flows Statements for the years ended September 30, 2009, 2008 and 2007	41

Notes to Financial Statements	42

2. Schedule

The following financial statement schedule for the years ended September 30, 2009, 2008 and 2007, should be read in conjunction with the Financial Statements of Concur Technologies, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts	69

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Financial Statements or the notes thereto.

3. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/07	3.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

4.03	Amendment to Rights Agreement between Registrant and Wells Fargo N.A. dated July 29, 2008.	8-K	000-25137	07/30/08	4.1

4.04	Warrant to purchase up to 1,280,000 shares of Registrant’s common stock dated July 29, 2008, issued to American Express Travel Related Services Company, Inc.	10-Q	000-25137	08/06/08	4.02

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.01	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.02	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.03	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

10.04	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.*	S-8	333-141925	04/05/07	4.1

10.05	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.*	8-K	000-25137	12/10/07	99.1

10.06	Registrant’s 2008 Employee Stock Purchase Plan*	10-Q	000-25137	02/05/09	10.01

10.07	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.08	Fiscal 2008 Corporate Bonus Plan.*	10-Q	000-25137	02/11/08	10.03

10.09	Fiscal 2009 Corporate Bonus Plan.*	—	—	—	—	X

10.10	2008 Non-Employee Director Compensation Policy.	10-Q	000-25137	02/11/08	10.01

10.11	2009 Non-Employee Director Compensation Policy.	10-Q	000-25137	02/05/09	10.02

10.12	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.*	10-K	000-25137	12/21/01	10.20

10.13	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	08/26/98	10.06

10.14	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.15	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	08/06/08	10.01

10.16	Amended and Restated Credit Agreement, dated October 1, 2007, among Registrant, as Borrower, LaSalle Bank National Association, as Administrative Agent, and the various financial institutions party thereto, as Lenders.	10-K	000-25137	12/14/07	10.12

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.

November 18, 2009	By:	/S/ S. STEVEN SINGH
S. Steven Singh Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ S. STEVEN SINGH S. Steven Singh	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 18, 2009

/s/ JOHN F. ADAIR John F. Adair	Chief Financial Officer (Principal Financial and Accounting Officer)	November 18, 2009

/s/ RAJEEV SINGH Rajeev Singh	Director	November 18, 2009

/s/ JEFFREY T. MCCABE Jeffrey T. McCabe	Director	November 18, 2009

/s/ ED P. GILLIGAN Ed P. Gilligan	Director	November 18, 2009

/s/ WILLIAM W. CANFIELD William W. Canfield	Director	November 18, 2009

/s/ GORDON EUBANKS Gordon Eubanks	Director	November 18, 2009

/s/ JEFFREY T. SEELY Jeffrey T. Seely	Director	November 18, 2009

/s/ RANDALL H. TALBOT Randall H. Talbot	Director	November 18, 2009

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

CONCUR TECHNOLOGIES, INC.

September 30, 2009

(in thousands)

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Deduction(2)	Balance at End of Year
Year ended September 30:
2009	$5,543	$—	$4,537	$(6,400)	$3,680
2008	2,766	—	10,549	(7,772)	5,543
2007	1,544	—	5,459	(4,237)	2,766

(1)	Amounts charged against revenues for estimated sales returns.

(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Registrant’s Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on December 24, 1998.	S-8	333-70455	01/12/99	4.03

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/07	3.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

4.03	Amendment to Rights Agreement between Registrant and Wells Fargo N.A. dated July 29, 2008.	8-K	000-25137	07/30/08	4.1

4.04	Warrant to purchase up to 1,280,000 shares of Registrant’s common stock dated July 29, 2008, issued to American Express Travel Related Services Company, Inc.	10-Q	000-25137	08/06/08	4.02

10.01	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.02	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.03	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

10.04	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.*	S-8	333-141925	04/05/07	4.1

10.05	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.*	8-K	000-25137	12/10/07	99.1

10.06	Registrant’s 2008 Employee Stock Purchase Plan*	10-Q	000-25137	02/05/09	10.01

10.07	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.08	Fiscal 2008 Corporate Bonus Plan.*	10-Q	000-25137	02/11/08	10.03

10.09	Fiscal 2009 Corporate Bonus Plan.*	—	—	—	—	X

10.10	2008 Non-Employee Director Compensation Policy.	10-Q	000-25137	02/11/08	10.01

10.11	2009 Non-Employee Director Compensation Policy.	10-Q	000-25137	02/05/09	10.02

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.12	Letter Agreement, dated April 19, 2000, between Registrant and John F. Adair.*	10-K	000-25137	12/21/01	10.20

10.13	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	08/26/98	10.06

10.14	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.15	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	08/06/08	10.01

10.16	Amended and Restated Credit Agreement, dated October 1, 2007, among Registrant, as Borrower, LaSalle Bank National Association, as Administrative Agent, and the various financial institutions party thereto, as Lenders.	10-K	000-25137	12/14/07	10.12

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.