Form 10-Q
period 2009-12-31
CONCUR TECHNOLOGIES INC
filed 2010-02-09
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ [Do not check if a smaller reporting company]	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of the registrant’s common stock outstanding as of January 29, 2010: 49,396,634

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

December 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2009	2008
Revenue	$67,653	$58,564

Expenses:
Cost of operations	20,171	17,874
Sales and marketing	20,772	17,562
Systems development and programming	6,890	6,192
General and administrative	7,714	7,188
Amortization of intangible assets	1,855	1,541

Total expenses	57,402	50,357

Operating income	10,251	8,207

Other income (expense):
Interest income	311	1,146
Interest expense	(103)	(133)
Other, net	(160)	(145)

Total other income, net	48	868

Income before income tax	10,299	9,075

Income tax expense	3,757	3,266

Net income	$6,542	$5,809

Net income per share:
Basic	$0.13	$0.12
Diluted	0.12	0.11

Weighted average shares used in computing net income per share:
Basic	49,046	48,814
Diluted	52,519	51,760

See notes to financial statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2009	September 30, 2009
Assets

Current assets:
Cash and cash equivalents	$118,721	$119,185
Short-term investments	140,082	143,549
Restricted cash	4,524	3,599
Accounts receivable, net of allowance of $3,351 and $3,680	43,797	45,801
Deferred tax assets	23,275	24,570
Deferred costs and other assets	19,819	18,979

Total current assets	350,218	355,683
Non-current assets:
Property and equipment, net	33,551	33,999
Investments	4,045	4,045
Deferred costs and other assets	19,913	19,964
Intangible assets, net	42,344	44,383
Deferred tax assets	21,517	23,904
Goodwill	188,804	188,907

Total assets	$660,392	$670,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,127	$3,638
Customer funding liabilities	42,945	56,424
Accrued compensation	8,576	17,508
Acquisition-related liabilities	—	902
Other accrued expenses and liabilities	10,462	10,539
Short-term debt	1,055	1,129
Deferred revenues	37,133	34,955

Total current liabilities	104,298	125,095
Non-current liabilities:
Long-term debt	—	199
Deferred rent	1,461	1,601
Deferred revenues	13,747	14,083
Tax liabilities	8,513	8,577

Total liabilities	128,019	149,555

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	—	—
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	49	49
Authorized shares: 195,000
Shares issued and outstanding: 49,117 and 48,988
Additional paid-in capital	645,856	640,911
Accumulated deficit	(112,609)	(119,151)
Accumulated other comprehensive loss	(923)	(479)

Total stockholders’ equity	532,373	521,330

Total liabilities and stockholders’ equity	$660,392	$670,885

See notes to financial statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2009	2008
Operating activities:
Net income	$6,542	$5,809
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,855	1,541
Depreciation	4,132	4,036
Allowance for uncollectible accounts receivable	(329)	(480)
Share-based compensation expense	3,499	2,503
Deferred income taxes	3,384	2,669
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	2,311	(865)
Deferred costs and other assets	(707)	(1,206)
Accounts payable	515	693
Accrued liabilities	(8,911)	(12,879)
Deferred revenues	1,858	1,947

Net cash provided by operating activities	14,149	3,768

Investing activities:
Purchases of investments	(37,259)	—
Maturities of investments	40,639	—
Decrease in customer funding liabilities, net of changes in restricted cash	(14,419)	(1,107)
Purchases of property and equipment	(3,645)	(5,602)
Payments for acquisition, net of cash acquired	(1,162)	(14)

Net cash used in investing activities	(15,846)	(6,723)

Financing activities:
Net proceeds from share-based equity award activity	1,114	1,836
Proceeds from employee stock purchase plan activity	285	350
Payments on repurchase of common stock	—	(54,773)
Repayments on borrowings and capital leases	(272)	(422)

Net cash provided by (used in) financing activities	1,127	(53,009)

Effect of foreign currency exchange rate changes on cash and cash equivalents	106	(2,103)

Net decrease in cash and cash equivalents	(464)	(58,067)
Cash and cash equivalents at beginning of period	119,185	267,725

Cash and cash equivalents at end of period	$118,721	$209,658

Supplemental cash flow information:
Cash paid for interest	$36	$—
Income tax payments, net	445	49

See notes to financial statements.

CONCUR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

(Unaudited)

Note 1. Description of the Company and Basis of Presentation

Throughout these financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our”. We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2008, 2009 and 2010, as “2008,” “2009” and “2010.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.

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

Concur®, Concur® Expense, Concur® Travel & Expense, Concur® Cliqbook Travel, Concur® Invoice, Concur® Connect, Concur® ExpenseLink, and Concur® Advantage are among the registered trademarks and registered service marks of Concur or its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

Basis of Presentation

The accompanying financial statements present our results of operations, financial position and cash flows on a consolidated basis. These unaudited financial statements include the accounts of Concur and its subsidiaries. We have eliminated all intercompany accounts and transactions in these financial statements.

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. In our opinion, we have included all adjustments necessary for a fair presentation. These adjustments consist of normal recurring items. Our unaudited financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission (“SEC”) on November 18, 2009.

CONCUR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(Unaudited)

Subsequent Events

We have evaluated subsequent events through February 9, 2010, the date that our financial statements were issued.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to current presentation. The reclassifications had no effect on net income or total stockholders’ equity.

Note 2. Accounting Estimates, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

We prepared our financial statements in conformity with GAAP, which requires us to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include the determination of certain provisions, including allowances for accounts receivable, valuing assets and liabilities acquired through business combinations, valuing and estimating useful lives of intangible assets, deferring certain revenues and costs, estimating expected lives of customer relationships, product warranties, estimating useful lives of property and equipment, and estimating tax valuation allowances.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective for us during the fourth quarter of 2009. This codification brings all authoritative GAAP that has been issued by a standard setter into one place. The codification retains existing GAAP without changing it.

On October 1, 2009, we adopted authoritative FASB guidance on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. Adoption of the new guidance did not have a material impact on our financial statements.

On October 1, 2009, we adopted authoritative FASB guidance that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On October 1, 2009, we adopted authoritative FASB guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an

CONCUR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(Unaudited)

arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The new guidance also eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated at the inception of the arrangement, to all deliverables based on their relative selling price. We are required to adopt these changes to revenue recognition in the first quarter of 2011. We believe adoption of this new guidance will not have a material impact on our financial statements.

Note 3. Net Income Per Share

We calculate basic net income per share by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted net income per share by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect from share-based equity awards and warrants during the period, under the treasury stock method. The computation of basic and diluted net income per share is as follows:

	Three Months Ended December 31,
	2009	2008
Net income	$6,542	$5,809

Weighted average number of shares outstanding:
Basic	49,046	48,814
Dilutive effect of share-based equity award plans (1)	3,473	2,946
Warrants (2)	—	—

Diluted	52,519	51,760

Net income per share available to common stockholders:
Basic	$0.13	$0.12
Diluted	0.12	0.11

(1)    For the three months ended December 31, 2009 and 2008, we did not exclude any options to purchase Concur common stock from the calculations of diluted net income per share.

(2)    For the three months ended December 31, 2009 and 2008, we excluded warrants to purchase 1,280 shares of Concur common stock from the calculations of diluted net income per share.

Note 4. Property and Equipment

Our property and equipment consisted of the following:

	December 31, 2009	September 30, 2009
Land and building	$5,601	$5,596
Leasehold improvements	5,111	5,111
Computer hardware	18,459	17,590
Computer software	44,781	43,577
Furniture and equipment	1,117	1,395

Property and equipment, gross	75,069	73,269
Less: accumulated depreciation	(41,518)	(39,270)

Property and equipment, net	$33,551	$33,999

CONCUR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(Unaudited)

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

All Other Investments

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and money market funds. The portion in cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Unrealized gains and losses related to available for sale securities are reported in “Other comprehensive gain (loss),” as disclosed in Note 11.

Note 6. Intangible Assets

Our intangible assets arise from our business acquisitions. The following table presents our intangible assets as of December 31, 2009, and September 30, 2009:

Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of September 30, 2009
Trade name and trademarks	$717	$60	$657	$1,029	$324	$705
Technology	13,704	8,216	5,488	13,721	7,432	6,289
Customer relationships	44,952	8,753	36,199	45,120	7,731	37,389

Total	$59,373	$17,029	$42,344	$59,870	$15,487	$44,383

For the three months ended December 31, 2009 and 2008, we recorded amortization expense of $1.9 million and $1.5 million in our income statements.

Estimated amortization expense for the remaining estimated useful life of the intangible assets is as follows as of December 31, 2009:

Years ending September 30,	Amortization of Intangible Assets
2010 (January 1, 2010, through September 30, 2010)	$5,453
2011	6,952
2012	4,754
2013	4,243
2014	4,219
Thereafter	16,723

Total	$42,344

CONCUR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(Unaudited)

Note 7. Customer Funding Liabilities

We draw funds from and make payments on behalf of our customers for employee expense reimbursements and related corporate credit card payments. We hold these funds in cash and record our obligation to make these expense reimbursement payments on behalf of our customers as Customer Funding Liabilities. Some of our customers require that we maintain restricted bank accounts to hold these funds. Amounts held in these accounts are recorded as restricted cash.

Note 8. Income Taxes

We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We measure and recognize uncertain tax positions. To recognize such positions we must first determine if is more likely than not that the position will be sustained on audit. We then must measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Since we are in a net operating loss position for those entities that require a reserve we do not include interest and penalties related to our contingencies in our income tax expense.

Our tax provision for interim periods is derived using an estimate of our annual effective rate, adjusted for any material items. Our effective tax rate of 36.5% varies from the statutory 35% rate due to certain nondeductible expenses and state income taxes moderated by research and development tax credits and lower foreign income tax rates.

Note 9. Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”). As of December 31, 2009, we had 1.8 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our ESPP. We recognize compensation expense for equity awards on a straight line basis over the requisite service period of the award.

We have calculated an additional paid in capital (“APIC”) pool that represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include those excess tax benefits in APIC only when they have been realized. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our income statements. For the three months ended December 31, 2009 and 2008, we did not record any tax deficiencies against the APIC pool. Excess tax benefits or tax deficiencies are a factor in the calculation of diluted shares used in computing dilutive income per share.

The following table presents our share-based compensation resulting from equity awards that we recorded in our income statements for the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009	2008
Cost of operations	$484	$384
Sales and marketing	1,707	1,003
Systems development and programming	500	433
General and administrative	808	683

Total share-based compensation	$3,499	$2,503

CONCUR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(Unaudited)

Net cash proceeds from the exercise of stock options were $1.1 million and $0.3 million for the three months ended December 31, 2009 and 2008. For the three months ended December 31, 2009 and 2008, we did not realize any income tax benefit from stock option exercises. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table presents our stock option activity for the three months ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2009	3,168	$6.95
Exercised	(121)	8.71
Forfeited or expired	—	—

Outstanding as of December 31, 2009	3,047	6.88	3.39	$109,289

Exercisable as of December 31, 2009	3,032	6.84	3.38	108,898

For the three months ended December 31, 2009, the total intrinsic value of options exercised was $3.5 million.

RSUs are stock awards that entitle the holder to shares of our common stock as the award vests. Our RSUs generally vest over four years, but may accelerate in certain circumstances. The compensation expense incurred for RSUs is based on the closing market price of our common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period.

The following table presents a summary of RSU award activity for the three months ended December 31, 2009:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2009	1,327	$24.86
Granted	—	—
Vested and released	—	—
Cancelled	(1)	22.50

Outstanding as of December 31, 2009	1,326	24.86

As of December 31, 2009, we expect $11.7 million of total unrecognized compensation costs related to non-vested stock options and RSUs to be recognized over a weighted average period of 1.4 years. For the three months ended December 31, 2009, the total grant date fair value of options vested was $0.3 million, compared to $0.5 million for the three months ended December 31, 2008.

Note 10. Fair Value Measurements

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

CONCUR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(Unaudited)

We have highly liquid investments classified as cash equivalents and short-term investments included in our balance sheet. Cash equivalents consist of money market instruments and commercial paper that have original maturities of 90 days or less. We also invest in commercial paper with maturities greater than 90 days but generally mature within 270 days. Such instruments are classified within Level 2 of the fair value hierarchy. We had no financial liabilities measured at fair value on a recurring basis at December 31, 2009.

Our financial assets measured at fair value are summarized below:

	Fair Value Measurement Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Money market accounts	$9,205	$—	$—	$9,205
Commercial paper	—	154,516	—	154,516
Other fixed income securities	—	30,856		30,856

Total	$9,205	$185,372	$—	$194,577

Equity Investment in Private Company

In January 2009, we made an investment in RideCharge. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. As of December 31, 2009, this investment is recorded at $4.0 million in “Investments” on our balance sheet.

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

Note 11. Comprehensive Income

The following table presents the components of our comprehensive income:

	Three Months Ended December 31,
	2009	2008
Net income	$6,542	$5,809
Other comprehensive gain (loss):
Foreign currency translation adjustment loss	(477)	(1,960)
Net unrealized gain on investments	33	—

Total comprehensive income	$6,098	$3,849

CONCUR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(Unaudited)

Note 12. Segment Reporting

We operate in and report on one segment, which is on-demand Employee Spend Management Solutions. We market our services and products primarily in the United States and operate in a single industry segment. For the three months ended December 31, 2009 and 2008, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended December 31,
	2009	2008
United States	$58,936	$52,909
Europe	5,952	3,132
Other	2,765	2,523

Total revenues	$67,653	$58,564

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

Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2008, 2009 and 2010, as “2008,” “2009” and “2010.” Throughout this MD&A, where we provide discussion of the three months ended December 31, 2009, and we provide data for the same period in the prior year, we will refer to the prior period as “2008.” All dollar, option and share amounts (other than per share dollar amounts) are reported in thousands, unless otherwise noted.

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

We operate in and report on one segment, which are on-demand Employee Spend Management solutions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Selected Financial Data

The following table presents financial data derived from our unaudited income statements as a percentage of total revenues for the periods indicated.

	Three Months Ended December 31,
	2009	2008
Revenue	100.0%	100.0%

Expenses:
Cost of operations	29.8	30.5
Sales and marketing	30.7	30.0
Systems development and programming	10.2	10.6
General and administrative	11.4	12.3
Amortization of intangible assets	2.7	2.6

Total expenses	84.8	86.0

Operating income	15.2	14.0

Other income (expense):
Interest income	0.5	2.0
Interest expense	(0.2)	(0.2)
Other, net	(0.2)	(0.3)

Total other income, net	0.1	1.5

Income before income tax	15.3	15.5

Income tax expense	5.6	5.6

Net income	9.7%	9.9%

Results of Operations

Revenues

	Three Months Ended December 31,
	2009	2008	Change
Revenue	$67,653	$58,564	15.5%

	Three Months Ended December 31,
	2009	%	2008	%
United States	$58,936	87.1%	$52,909	90.3%
Europe	5,952	8.8%	3,132	5.4%
Other	2,765	4.1%	2,523	4.3%

Total revenues	$67,653	100.0%	$58,564	100.0%

Revenues. Revenues consist of fees paid for subscription services, and to a much lesser degree the amortization of set-up fees paid to us in connection with those services, and the amortization of fees paid for software maintenance services under software license arrangements and in multiple element subscription arrangements where there is no vendor specific objective evidence of fair value for an undelivered subscription element. Revenues are affected by pricing, the number of new customers, customer contract durations and our customer retention rate.

Revenues increased 15.5%, or $9.1 million, for the three months ended December 31, 2009, compared to 2008. The increase was primarily due to the increased number of customers for our subscription services. The growth in customers reflects increased market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management Solutions and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

We expect revenues to continue to grow in 2010 as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

International Revenues. Revenues from customers outside the United States represented 13% of total revenues for the three months ended December 31, 2009, compared to 10% for the three months ended December 31, 2008. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due to our Etap Acquisition, our investment in global distribution and increased awareness of our products in the international markets. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

Expenses

	Three Months Ended December 31,
	2009	2008	Change
Cost of operations	$20,171	$17,874	12.9%
Sales and marketing	20,772	17,562	18.3%
Systems development and programming	6,890	6,192	11.3%
General and administrative	7,714	7,188	7.3%
Amortization of intangible assets	1,855	1,541	20.4%

Total operating expenses	$57,402	$50,357	14.0%

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

Cost of operations expenses as a percentage of total revenues decreased to 29.8% for the three months ended December 31, 2009, compared to 30.5% for 2008. Cost of operations expenses increased by 12.9%, or $2.3 million, for the three months ended December 31, 2009, compared to 2008. Total salaries and related expenses increased by 9.3%, or $0.9 million for the three months ended December 31, 2009, compared to 2008. Allocated overhead costs increased by 8.4%, or $0.3 million for the three months ended December 31, 2009, compared to 2008. Initial set-up costs that we incur in connection with our subscription services increased by 18.6%, or $0.8 million, for the three months ended December 31, 2009, compared to 2008. These increases were primarily due to an increase in headcount and growth of the business.

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

Sales and marketing expenses as a percentage of total revenues increased to 30.7% for the three months ended December 31, 2009, compared to 30.0% for 2008. Sales and marketing expenses increased by 18.3%, or $3.2 million, for the three months ended December 31, 2009, compared to 2008. Total salaries and related expenses increased by 14.8%, or $1.8 million, for the three months ended December 31, 2009, compared to 2008. Allocated overhead costs increased by 29.2%, or $0.8 million, for the three months ended December 31, 2009, compared to 2008. Initial costs that we incur in connection with our subscription services increased by 38.5%, or $0.9 million, for the three months ended December 31, 2009, compared to 2008. These increases were primarily attributable to an increase in sales personnel and marketing programs.

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

Systems development and programming costs as a percentage of total revenues decreased to 10.2% for the three months ended December 31, 2009, compared to 10.6% in 2008. This decrease reflects our higher revenues compared to relatively stable expenses in this area. Systems development and programming costs increased 11.3%, or $0.7 million, for the three months ended December 31, 2009, compared to 2008. Total salaries and related expenses increased by 6.4%, or $0.2 million, for the three months ended December 31, 2009, compared to 2008. Allocated overhead costs increased by 18.7%, or $0.5 million, for the three months ended December 31, 2009, compared to 2008. These increases were primarily due to the growth of the business.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for corporate software developed or obtained for internal use and amortize it over its useful life. Capitalized internal-use software costs, net of amortization, increased $0.2 million, from $16.5 million at September 30, 2009, to $16.7 million at December 31, 2009.

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

General and administrative expenses as a percentage of total revenues decreased to 11.4% for the three months ended December 31, 2009, compared to 12.3% for 2008. General and administrative expense increased by 7.3%, or $0.5 million, for the three months ended December 31, 2009, compared to 2008. This increase was primarily due to the growth of the business.

We expect the absolute dollar amount of general and administrative expenses to increase in 2010 compared to 2009 due to increases in personnel costs related to the growth of our business. However, we expect general and administrative costs as a percentage of revenue to remain relatively consistent with 2009 due to economies of scale.

Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as non-cash charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks, and non-compete agreements.

Interest Income, Interest Expense and Other

	Three Months Ended December 31,
	2009	2008	Change
Interest income	$311	$1,146	(72.9)%
Interest expense	(103)	(133)	(22.6)%
Other, net	(160)	(145)	10.3%

Total other income, net	$48	$868	(94.5)%

Interest income decreased for the three months ended December 31, 2009, compared to 2008, due to lower interest rates during 2009 compared to 2008. We record realized gains and losses on fluctuations in exchange rates in the Other income (expense) section of the income statement.

Income Tax Expense

	Three Months Ended December 31,
	2009	2008	Change
Income tax expense	$3,757	$3,266	15.0%

We are subject to income taxes both in the U.S. and numerous foreign jurisdictions. We make estimates and judgments in determining income tax expense for financial statement purposes. We also make estimates and judgments in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We measure and recognize uncertain tax positions. To recognize such positions we must first determine if is more likely than not that the position will be sustained on audit. We then must measure the benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Since we are in a net operating loss position for those entities that require a reserve we do not include interest and penalties related to our contingencies in our income tax expense.

Financial Condition

Our total assets decreased by 1.6%, or $10.5 million, to $660.4 million at December 31, 2009, from $670.9 million at September 30, 2009.

Our total current liabilities decreased by 16.6%, or $20.8 million, to $104.3 million at December 31, 2009, from $125.1 million at September 30, 2009. This decrease was primarily due to the timing of receipts and payments of cash in relation to our Customer Funding Liabilities and to the payment of accrued bonus and commissions.

Our additional paid in capital increased by 0.8%, or $4.9 million, to $645.9 million at December 31, 2009, from $640.9 million at September 30, 2009. The increase was primarily due to the exercise of stock options under our stock-based compensation plans, and the purchase of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of December 31, 2009, consisted principally of cash and cash equivalents totaling $118.7 million. Our cash and cash equivalents held at financial institutions generally are in excess of the current Federal Deposit Insurance Corporation limits of $250. In addition, we have a revolving credit facility, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of employee salaries, payments to vendors directly related to subscription and license services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $14.1 million for the three months ended December 31, 2009, compared to $3.8 million for 2008. The increase in cash provided by operating activities was primarily due to higher net income and an increase in cash flows from operating income.

Our investing activities used $15.8 million for the three months ended December 31, 2009, compared to $6.7 million for 2008. Purchases of property and equipment were $3.6 million for the three months ended December 31, 2009, compared to $5.6 million for 2008. The decrease in customer funding liabilities, net of changes in restricted cash resulted in $14.4 million in cash used for the three months ended December 31, 2009, compared to a decrease in cash provided of $1.1 million for the same period in 2008.

Our financing activities provided $1.1 million for the three months ended December 31, 2009, compared to $53.0 million in cash used for 2008. Financing activities included $54.8 million in cash used for repurchases of our common stock during the three months ended December 31, 2008. The exercise of stock options provided $1.1 million for the three months ended December 31, 2009, compared to $1.8 million for 2008.

We entered into a credit agreement with a financial institution (“Credit Agreement”) that provides for a revolving loan for up to $70 million and expires in September 2012, or earlier as provided in the Credit Agreement. As of December 31, 2009, and September 30, 2009, we were in compliance with all loan covenants under the terms of the Amended Credit Agreement, and we had no outstanding borrowings under this agreement.

Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 7.0 million shares of our common stock through January 2011. In December 2009, our Board of Directors extended the Repurchase Program for an additional two year period expiring in January 2013, and increased the number of shares eligible for repurchase by an additional 2.0 million shares, from 7.0 million shares to 9.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of December 31, 2009, 4.1 million shares remained eligible for repurchase under the Repurchase Program. We did not have any stock repurchases during the three months ended December 31, 2009.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2009:

Years ending September 30,	Capital Leases	Operating Leases	Purchase Obligations
2010 (January 1, 2010, through September 30, 2010)	856	2,559	661
2011	199	2,651	404
2012	—	2,612	28
2013	—	1,633	—
2014		38

Total	$1,055	$9,493	$1,093

Capital Leases

We lease equipment, some of which is required to be capitalized if it meets certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. Amounts for operating leases do not include certain operating expenses under these leases such as common area maintenance. As of December 31, 2009, we also leased office space in the United States in the states of Arizona, California, Georgia, Illinois, Minnesota, New Jersey, Texas and Virginia, and internationally in the countries of Australia, Belgium, Canada, China (Hong Kong), Czech Republic, France, Germany, Netherlands, Singapore, Sweden and the United Kingdom.

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

Revenues

Our revenues are typically recognized monthly as the service is provided to the customer and consist of:

•	monthly fees paid for subscription services;

•	amortization of related set-up fees; and

•	amortization of fees paid for software maintenance services under software license arrangements.

Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred and recognized ratably over the expected lives of the customer relationships, which generally range from two to five years. In addition to set-up fees, our deferred revenue balances include subscription fees paid in advance of their recognition and software maintenance fees related to our legacy license offerings. For those subscription service offerings that have been commercially available for only a short period of time, the contractual lives are used as the best estimate of the expected lives of the customer relationships. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with customer contract renewals and contract cancellations. It is possible that, in the future, the estimates of expected customer lives may change and, if so, the periods over which such subscription set-up fees and costs are amortized will be adjusted. Any such change in estimated expected customer lives will affect our future results of operations.

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

We measure and recognize uncertain tax positions. To recognize such positions we must first determine if is more likely than not that the position will be sustained on audit. We must then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Since we are in a net operating loss position for those entities that require a reserve we do not include interest and penalties related to our contingencies in our income tax expense.

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

Our revolving credit facility bears interest at floating rates we select under the terms of our credit agreement with a financial institution. As of December 31, 2009, we had no outstanding indebtedness under this credit facility. The revolving credit facility is not hedged with an interest rate swap.

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time we are involved in legal proceedings that arise in the ordinary course of our business. Any such proceedings, whether meritorious or not, could be time consuming, costly, and result in the diversion of significant operational resources or management time. Although the outcomes of legal proceedings are inherently difficult to predict, we are not currently involved in any legal proceeding in which the outcome, in our judgment based on information currently available, is likely to have a material adverse effect on our business or financial position.

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

We generated 94% of our total revenues for the three months ended December 31, 2009, from four solutions — Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to constitute a large but decreasing percentage of our total revenues as we continue to expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline significantly. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future.

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

Because we depend upon strategic relationships with third parties, our revenues could decline if we do not sustain and develop these relationships.

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

We have acquired and invested in other companies from time to time, and we may acquire or invest in other companies, products or technologies in the future. In August 2009 we acquired Etap-On-Line, a provider of business and travel expense management solutions based in Paris, France. This acquisition expands our presence in the European market and reflects a greater commitment to foreign sales and operations.

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

Our international operations are an increasingly important part of our business. Revenues from customers outside the United States represented 13% of total revenues for the three months ended December 31, 2009, and we expect international revenues to increase due to our acquisition of Etap-On-Line. Our international operations are subject to many difficulties and incremental costs, including:

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

Dated: February 9, 2010

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