Form 10-Q
period 2010-03-31
CONCUR TECHNOLOGIES INC
filed 2010-05-05
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of the registrant’s common stock outstanding as of April 30, 2010: 49,877,171

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue	$72,816	$61,991	$140,469	$120,555
Expenses:
Cost of operations	21,521	18,938	41,692	36,812
Sales and marketing	22,712	17,770	43,484	35,332
Systems development and programming	7,127	6,187	14,017	12,379
General and administrative	8,636	6,793	16,350	13,981
Amortization of intangible assets	1,833	1,541	3,688	3,082

Total expenses	61,829	51,229	119,231	101,586

Operating income	10,987	10,762	21,238	18,969
Other income (expense):
Interest income	294	322	605	1,468
Interest expense	(440)	(117)	(543)	(250)
Other, net	(332)	(422)	(492)	(567)

Total other income (expense), net	(478)	(217)	(430)	651

Income before income tax	10,509	10,545	20,808	19,620
Income tax expense	3,682	3,796	7,439	7,062

Net income	$6,827	$6,749	$13,369	$12,558

Net income per share:
Basic	$0.14	$0.14	$0.27	$0.26
Diluted	0.13	0.13	0.25	0.24
Weighted average shares used in computing net income per share:
Basic	49,454	48,430	49,248	48,624
Diluted	52,738	51,174	52,619	51,473

See notes to financial statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2010	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$162,997	$119,185
Short-term investments	124,045	143,549
Restricted cash	3,142	3,599
Receivable from senior convertible notes offering and warrants	265,200	—
Accounts receivable, net of allowance of $2,867 and $3,680	48,480	45,801
Deferred tax assets	24,063	24,570
Deferred costs and other assets	20,963	18,979

Total current assets	648,890	355,683
Non-current assets:
Property and equipment, net	33,489	33,999
Investments	6,045	4,045
Deferred costs and other assets	20,407	19,964
Intangible assets, net	39,831	44,383
Deferred tax assets	17,397	23,904
Goodwill	190,077	188,907

Total assets	$956,136	$670,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,501	$3,638
Customer funding liabilities	62,391	56,424
Note hedges payable	52,300	—
Accrued compensation	12,002	17,508
Acquisition-related liabilities	—	902
Other accrued expenses and liabilities	7,728	10,539
Short-term lease liabilities and other	777	1,129
Deferred revenues	41,536	34,955

Total current liabilities	180,235	125,095
Non-current liabilities:
Senior convertible notes, net	194,331	—
Long-term lease liabilities and other	—	199
Deferred rent	1,468	1,601
Deferred revenues	13,423	14,083
Tax liabilities	8,185	8,577

Total liabilities	397,642	149,555

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	—	—
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	50	49
Authorized shares: 195,000
Shares issued and outstanding: 49,707 and 48,988
Additional paid-in capital	667,208	640,911
Accumulated deficit	(105,782)	(119,151)
Accumulated other comprehensive loss	(2,982)	(479)

Total stockholders’ equity	558,494	521,330

Total liabilities and stockholders’ equity	$956,136	$670,885

See notes to financial statements.

Concur Technologies, Inc.

Stockholders’ Equity Statements

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Expense)	Equity
Balance as of September 30, 2008	50,286	$50	$679,526	(144,828)	(210)	534,538
Common stock repurchased	(2,025)	(2)	(54,771)	—	—	(54,773)
Common stock issued:
Employee Stock Purchase Plan	44	—	1,176	—	—	1,176
Stock option exercises and vesting of restricted stock units	559	1	1,068	—	—	1,069
Acquisition of Etap-On-Line	124	—	4,318	—	—	4,318
Equity Issuance costs	—	—	(2,842)	—	—	(2,842)
Share-based compensation expense	—	—	12,436	—	—	12,436
Foreign currency translation adjustment loss	—	—	—	—	(278)	(278)
Unrealized gain on investments	—	—	—	—	9	9
Net Income	—	—	—	25,677	—	25,677

Balance as of September 30, 2009	48,988	49	640,911	$(119,151)	$(479)	$521,330

Common stock issued:
Employee Stock Purchase Plan	20	—	720	—	—	720
Stock option exercises and vesting of restricted stock units	699	1	(1,489)	—	—	(1,488)
Share-based compensation expense	—	—	7,532	—	—	7,532
Equity component of the senior convertible notes issuance, net	—	—	30,061	—	—	30,061
Purchase of note hedges	—	—	(33,202)	—	—	(33,202)
Sale of warrants	—	—	22,675	—	—	22,675
Foreign currency translation adjustment loss	—	—	—	—	(2,505)	(2,505)
Unrealized gain on investments	—	—	—	—	2	2
Net Income	—	—	—	13,369	—	13,369

Balance as of March 31, 2010	49,707	$50	$667,208	$(105,782)	$(2,982)	$558,494

See notes to financial statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Operating activities:
Net income	$6,827	$6,749	$13,369	$12,558
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,833	1,541	3,688	3,082
Depreciation	4,164	4,104	8,296	8,140
Net recovery of sales allowances	(485)	(383)	(814)	(863)
Share-based compensation expense	3,866	2,141	7,365	4,644
Deferred income taxes	3,659	3,360	7,043	6,029
Changes in operating assets and liabilities:
Accounts receivable	(4,451)	3,236	(2,140)	2,371
Deferred costs and other assets	(1,822)	(1,820)	(2,529)	(3,026)
Accounts payable	(534)	1,977	(19)	2,670
Accrued liabilities	915	2,488	(7,996)	(10,391)
Deferred revenues	4,270	353	6,128	2,300

Net cash provided by operating activities	18,242	23,746	32,391	27,514

Investing activities:
Purchases of investments	(55,942)	—	(93,201)	—
Maturities of investments	72,098	—	112,737	—
Increase in customer funding liabilities, net of changes in restricted cash	20,808	2,306	6,389	1,199
Investments in unconsolidated affiliate	(2,000)	(4,020)	(2,000)	(4,020)
Purchases of property and equipment	(4,014)	(4,943)	(7,659)	(10,545)
Payments for acquisitions, net of cash acquired	(2,378)	(144)	(3,540)	(158)

Net cash provided by (used in) investing activities	28,572	(6,801)	12,726	(13,524)

Financing activities:
Payments for issuance of common stock	—	(2,829)	—	(2,829)
Net (payments) proceeds from share-based equity award activity	(2,603)	(909)	(1,489)	927
Proceeds from employee stock purchase plan activity	435	—	720	350
Payments on repurchase of common stock	—	—	—	(54,773)
Repayments on borrowings and capital leases	(279)	(430)	(551)	(852)

Net cash used in financing activities	(2,447)	(4,168)	(1,320)	(57,177)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(91)	(280)	15	(2,383)

Net increase (decrease) in cash and cash equivalents	44,276	12,497	43,812	(45,570)
Cash and cash equivalents at beginning of period	118,721	209,658	119,185	267,725

Cash and cash equivalents at end of period	$162,997	$222,155	$162,997	$222,155

Supplemental cash flow information:
Cash paid for interest	$70	$68	$106	$68
Income tax payments, net	619	291	1,064	340

See notes to financial statements.

Concur Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Note 1. Description of the Company and Basis of Presentation

Throughout these financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our.” We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2009, 2010 and 2011, as “2009,” “2010” and “2011.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.

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

Concur® , Concur® Expense, Concur® Travel & Expense, Concur® Cliqbook Travel, Concur® Invoice, Concur® Connect, Concur® ExpenseLink, and Concur® Advantage are among the registered trademarks and registered service marks of Concur or our subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

Basis of Presentation

The accompanying financial statements present our results of operations, financial position and cash flows on a consolidated basis. These unaudited financial statements include the accounts of Concur and our subsidiaries. We have eliminated all intercompany accounts and transactions in these financial statements.

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

March 31, 2010

(Unaudited)

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The new guidance also eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated at the inception of the arrangement, to all deliverables based on their relative selling price. We are required to adopt these changes to revenue recognition in the first quarter of 2011. We believe adoption of this new guidance will not have a material impact on our financial statements

Concur Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

Note 3. Net Income Per Share

We calculate basic net income per share by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted net income per share by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect from share-based equity awards and warrants during the period, under the treasury stock method. Dilutive shares outstanding do not include any effect from the conversion of our senior convertible notes issued in March 2010, or exercise of related warrants, as their impact would be anti-dilutive for the three and six months ended March 31, 2010. The computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net income	$6,827	$6,749	$13,369	$12,558
Weighted average number of shares outstanding:
Basic	49,454	48,430	49,248	48,624
Dilutive effect of share-based equity award plans (1)	3,222	2,744	3,344	2,849
Dillutive effect of warrants (2)	62	—	27	—

Diluted	52,738	51,174	52,619	51,473

Net income per share available to common stockholders:
Basic	$0.14	$0.14	$0.27	$0.26
Diluted	0.13	0.13	0.25	0.24

(1)	For the three and six months ended March 31, 2010 and 2009, we did not exclude any options to purchase Concur common stock from the calculations of diluted net income per share.
(2)	For the three and six months ended March 31, 2009, we excluded warrants to purchase 1,280 shares of Concur common stock from the calculations of diluted net income per share.

Note 4. Property and Equipment

Our property and equipment consisted of the following:

	March 31, 2010	September 30, 2009
Land and building	$5,601	$5,596
Leasehold improvements	5,108	5,111
Computer hardware	19,311	17,590
Computer software	45,731	43,577
Furniture and equipment	1,108	1,395

Property and equipment, gross	76,859	73,269
Less: accumulated depreciation	(43,370)	(39,270)

Property and equipment, net	$33,489	$33,999

Concur Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

Note 5. Investments

Equity Investment in Private Company

In January 2009, we made an investment of $4.0 million, including transaction costs, in RideCharge, Inc. (“RideCharge”), a leading provider of ground travel booking that allows business travelers to book, pay and get reimbursed for ground transportation. We initially acquired 3.2 million shares of RideCharge preferred stock, and warrants to purchase an additional 1.6 million shares of RideCharge preferred stock at $1.25 per share. In February 2010, we exercised the warrants to purchase an additional 1.6 million shares of RideCharge preferred stock, increasing our investment to $6.0 million.

Because our preferred stock in RideCharge does not meet all the characteristics of in-substance common stock, we have accounted for our investment under the cost method with net accumulated earnings recorded only to the extent of distributed dividends. We have reported our investment in RideCharge in “Investments” on our balance sheet.

All Other Investments

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and money market funds. The portion in cash and cash equivalents represents highly liquid instruments with insignificant interest rate risk and original maturities of three months or less. Unrealized gains and losses related to available for sale securities are reported in “Other comprehensive gain (loss),” as disclosed in Note 12.

Note 6. Intangible Assets

Our intangible assets arise from our business acquisitions. The following table presents our intangible assets as of March 31, 2010, and September 30, 2009:

Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of March 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of September 30, 2009
Trade name and trademarks	$672	$90	$582	$1,029	$324	$705
Technology	13,640	8,985	4,655	13,721	7,432	6,289
Customer relationships	44,335	9,741	34,594	45,120	7,731	37,389

Total	$58,647	$18,816	$39,831	$59,870	$15,487	$44,383

For the three and six months ended March 31, 2010, we recorded amortization expense of $1.8 million and $3.7 million in our income statements, and we recorded $1.5 million and $3.1 million for the same periods in 2009.

Concur Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

Estimated amortization expense for the remaining estimated useful life of the intangible assets is as follows as of March 31, 2010:

Years Ending September 30,	Amortization of Intangible Assets
2010 (April 1, 2010, through September 30, 2010)	$3,565
2011	6,866
2012	4,671
2013	4,178
2014	4,156
Thereafter	16,395

Total	$39,831

Note 7. Customer Funding Liabilities

We draw funds from and make payments on behalf of our customers for employee expense reimbursements and related corporate credit card payments. We hold these funds in cash and record our obligation to make these expense reimbursements and payments on behalf of our customers as Customer Funding Liabilities. Some of our customers require that we maintain restricted bank accounts to hold these funds. Amounts held in these accounts are recorded as restricted cash.

Note 8. Debt

Senior Convertible Notes

In March 2010, we issued at par value $250.0 million principal amount of our 2.50% senior convertible notes due in 2015 (the “Initial Notes”). As of March 31, 2010 we recorded a receivable of $265.2 million from the Initial Notes and the Warrants described below on our balance sheet. In addition, the underwriters were granted an over-allotment option to purchase an additional $37.5 million principal amount of 2.50% senior convertible notes due in 2015, which brings the total amount issued under such notes and the Initial Notes to $287.5 million (collectively, the “Notes”). The overallotment option was exercised in full on April 1, 2010 and therefore is not reflected in our March 31, 2010 financial statements. All amounts from the issuance of the Notes settled in April 2010.

The Notes are governed by an Indenture, dated as of April 6, 2010 (“Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The Notes will mature on April 15, 2015, unless earlier repurchased or converted, and bear interest at a rate of 2.50% per year payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2010.

The Notes are convertible into cash and shares of our common stock, if any, at an initial conversion rate of 19.10 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $52.35 per share, subject to adjustment. Prior to January 15, 2015, conversion is subject to the satisfaction of certain conditions set forth below. Holders of the Notes who convert their Notes in connection with a fundamental change (as defined in the Indenture) will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Notes may require the Company to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date (as defined in the Indenture).

Concur Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

Holders of the Notes may convert their Notes on or after January 15, 2015, until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon conversion, we will satisfy our conversion obligation by delivering cash and shares of common stock, if any, based on a daily settlement amount (as defined in the Indenture). Prior to January 15, 2015, holders of the Notes may convert their Notes under any of the following conditions:

•

during any calendar quarter commencing after June 30, 2010, (and only during such calendar quarter), if the last reported sale price of common stock for 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the applicable conversion rate on such day; or

•	upon the occurrence of specified corporate events.

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Note. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs attributable to the liability component are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs were $6.0 million as of March 31, 2010, and equity issuance costs were $1.5 million. Additionally, we recorded a deferred tax asset of $1.0 million in connection with the Initial Notes.

Concur Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

The following table shows the amounts recorded within our financials as of March 31, 2010, and the additional amounts recognized in April 2010, from the exercise of the over allotment of $37.5 million:

	Transaction traded
	March 2010	April 2010
	$250.0 Million	Over-Allotment ($37.5 million)	Total
Liability components:
Principal amount	$250,000	$37,500	$287,500
Less: note discount	(49,679)	(7,452)	(57,131)
Less: note issuance costs	(5,990)	(826)	(6,816)

Convertible senior notes, net	$194,331	$29,222	$223,553

Equity components	$49,679	$7,452	$57,131
Less: issuance costs	(1,485)	(205)	(1,690)

Additional paid-in capital	$48,194	$7,247	$55,441

Note hedge costs	$52,300	$7,845	$60,145
Warrants proceeds	22,675	3,401	26,076

Net cost	$29,625	$4,444	$34,069

We did not record any interest expense related to the Notes in the financial statements for the period ending March 31, 2010.

The net proceeds from the Notes was approximately $279.0 million after payment of the initial purchasers’ discounts and offering expenses. We used approximately $34.1 million of the net proceeds of the Notes offering to pay the cost of the Note Hedges described below, which was partially offset by the proceeds from our sale of the Warrants described below. We expect to use the net proceeds of the Notes for general corporate purposes, including potential acquisitions and strategic transactions.

Note Hedges

To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into note hedge transactions (“Note Hedges”) with respect to our common stock. We paid $52.3 million for the note hedges, which is shown in “note hedges Payable” on our March 31, 2010, balance sheet. The Note Hedges cover approximately 5.0 million shares of our common stock at a strike price of $52.35, subject to anti-dilution adjustments, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes.

Warrants

Separately, we entered into warrant transactions (“Warrants”), whereby we sold warrants to acquire shares of our common stock at a strike price of $73.29 per share, subject to anti-dilution adjustments. The Warrants will expire upon the maturity of the Notes. We received proceeds of $22.7 million from the sale of the Warrants, which is shown as part of the $265.2 million from the Initial Notes and Warrants on our March 31, 2010, balance sheet. If the market value per share of our common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on our net income per share.

Concur Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

Revolving Credit Facility

On March 29, 2010, we terminated a credit agreement with a financial institution that provided for a revolving credit facility for up to $70 million that was set to expire in September 2012, or earlier as provided in the credit agreement. As of March 29, 2010, we were in compliance with all loan covenants under the terms of the credit agreement, and had no outstanding borrowings under the agreement.

Note 9. Income Taxes

We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We measure and recognize uncertain tax positions. To recognize such positions we must first determine if it is more likely than not that the position will be sustained on audit. We then must measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Since we are in a net operating loss position for those positions that require a reserve we do not include interest and penalties related to our contingencies in our income tax expense.

Our tax provision for interim periods is derived using an estimate of our annual effective rate, adjusted for any material items. Our effective tax rate of 35.75% varies from the statutory 35% rate due to a reserve for uncertain tax positions and state income taxes moderated by research and development tax credits and lower foreign income tax rates.

Note 10. Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”). As of March 31, 2010, we had 1.2 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our ESPP. We recognize compensation expense for equity awards on a straight line basis over the requisite service period of the award.

We have calculated an additional paid in capital (“APIC”) pool that represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include those excess tax benefits in APIC only when they have been realized. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our income statements. For the three and six months ended March 31, 2010 and 2009, we did not record any tax deficiencies against the APIC pool. Excess tax benefits or tax deficiencies, to the extent realized, are a factor in the calculation of diluted shares used in computing dilutive income per share.

Concur Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

The following table presents our share-based compensation resulting from equity awards that we recorded in our income statements for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Cost of operations	$597	$326	$1,081	$710
Sales and marketing	1,786	844	3,493	1,847
Systems development and programming	576	373	1,076	806
General and administrative	907	598	1,715	1,281

Total share-based compensation	$3,866	$2,141	$7,365	$4,644

Net cash proceeds from the exercise of stock options were $1.6 million and $2.7 million for the three and six months ended March 31, 2010, and $0.3 million and $2.1 million for the same periods in 2009. For the three and six month periods ended March 31, 2010 and 2009, we did not realize any income tax benefits or deficiencies from stock option exercises. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table presents our stock option activity for the six months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2009	3,168	$6.95
Exercised	(467)	5.75
Forfeited or expired	—	—

Outstanding as of March 31, 2010	2,701	7.06	3.33	$91,443

Exercisable as of March 31, 2010	2,697	7.04	3.33	91,326

For the six months ended March 31, 2010, the total intrinsic value of options exercised was $19.4 million.

RSUs are awards that entitle the holder to shares of our common stock as the award vests. Our RSUs generally vest over four years, but may accelerate in certain circumstances. The compensation expense incurred for RSUs is based on the closing market price of our common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period.

The following table presents a summary of RSU award activity for the six months ended March 31, 2010:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2009	1,327	$24.86
Granted	440	39.58
Vested and released	(332)	25.78
Cancelled	(14)	22.60

Outstanding as of March 31, 2010	1,421	29.27

Concur Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

As of March 31, 2010, we expect $24.4 million of total unrecognized compensation costs related to non-vested stock options and RSUs to be recognized over a weighted average period of 1.8 years. For the six months ended March 31, 2010, the total grant date fair value of options and RSUs vested was $14.6 million, compared to $4.9 million for the same period in 2009.

Note 11. Fair Value Measurements

The accounting guidance for fair value measurements and its subsequent updates establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: Level 1- observable inputs such as quoted prices in active markets; Level 2- inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3- unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We have highly liquid investments classified as cash equivalents and short-term investments included in our balance sheet. Cash equivalents consist of money market instruments and commercial paper that have original maturities of 90 days or less. We also invest in commercial paper with maturities greater than 90 days but generally mature within 270 days. Such instruments are classified within Level 2 of the fair value hierarchy. We had no financial liabilities measured at fair value on a recurring basis at March 31, 2010.

Our financial assets measured at fair value as of March 31, 2010, are summarized below:

	Fair Value Measurement Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Money market accounts	$4,578	$—	$—	$4,578
Commercial paper	—	147,394	—	147,394
Other fixed income securities	—	38,868		38,868

Total	$4,578	$186,262	$—	$190,840

Equity Investment in Private Company

During 2009 and 2010, we have made investments in RideCharge. The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. As of March 31, 2010, this investment is recorded at $6.0 million in “Investments” on our balance sheet.

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

Concur Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

Note 12. Comprehensive Income

The following table presents the components of our comprehensive income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net income	$6,827	$6,749	$13,369	$12,558
Other comprehensive gain (loss):
Foreign currency translation adjustment loss	(2,028)	(298)	(2,505)	(2,258)
Net unrealized gain (loss) on investments, net of tax	(31)	—	2	—

Total comprehensive income	$4,768	$6,451	$10,866	$10,300

Note 13. Segment Reporting

We operate in and report on one segment, which is on-demand Employee Spend Management Solutions. We market our services and products primarily in the United States and operate in a single industry segment. For the three and six months ended March 31, 2010 and 2009, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
United States	$63,920	$55,922	$122,856	$108,831
Europe	5,785	3,463	11,737	6,595
Other	3,111	2,606	5,876	5,129

Total revenues	$72,816	$61,991	$140,469	$120,555

Note 14. Contingencies

Product Warranty and Indemnification Obligations

We provide services and software solutions to our customers under sales contracts, which usually include a limited warranty regarding product and service performance and a limited indemnification of customers against losses, expenses and liabilities from damages that may be awarded against them if our services or software are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The contracts generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. We also enter into similar limited indemnification terms in agreements with certain strategic business partners and vendors. To date, we have experienced minimal warranty claims and have not had to reimburse any customers for any losses related to the limited indemnification described above.

Legal Matters

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

Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2009, 2010 and 2011, as “2009,” “2010” and “2011.” Throughout this MD&A, where we provide discussion of the three and six months ended March 31, 2010, and we provide data for the same period in the prior year, we will refer to the prior period as “2009.” All dollar, option and share amounts (other than per share dollar amounts) are reported in thousands, unless otherwise noted.

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue” and other similar words and phrases. These forward-looking statements involve many risks and uncertainties, described in Part II, Item 1A, Risk Factors, as well as in our other filings with the Securities and Exchange Commission (“SEC”). The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We undertake no obligation to revise or update any such forward-looking statements for any reason.

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

In March 2010, we issued at par value $250.0 million principal amount of 2.50% senior convertible notes due in 2015 (the “Initial Notes”). In addition, the underwriters were granted an over-allotment option to purchase an additional $37.5 million principal amount of 2.50% senior convertible notes due in 2015, which brings the total amount issued under such notes and the Initial Notes to $287.5 million (collectively, the “Notes”). The overallotment option was exercised in full on April 1, 2010 and therefore is not reflected in our March 31, 2010 financial statements.

In March 2010 we also entered into note hedge and warrant transactions that cover the number of shares of our common stock that are underlying the Notes. The note hedge transactions are designed, but not guaranteed, to reduce or eliminate the potential economic dilution arising upon conversion. We also sold warrants to acquire shares of our common stock at a strike price of $73.29.

Our strategic focus in 2010 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in 2010 compared to 2009 due to anticipated growth in demand. We expect our sales and marketing expenses to increase on both an absolute basis and as a percentage of revenues in 2010 compared to 2009, primarily reflecting our continued emphasis on growing our sales and marketing personnel to support expected demand and create additional awareness in our target market. In recent quarters, we have observed trends of declining travel transactions, increased unemployment and business contraction generally, which tend to reduce revenue, we believe they will be outweighed by cross-selling additional services and expansion of our customer base.

We operate in and report on one segment, which is on-demand Employee Spend Management solutions.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

Selected Financial Data

The following table presents financial data derived from our unaudited income statements as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of operations	29.5	30.5	29.7	30.5
Sales and marketing	31.2	28.7	31.0	29.2
Systems development and programming	9.8	10.0	10.0	10.3
General and administrative	11.9	11.0	11.6	11.6
Amortization of intangible assets	2.5	2.5	2.6	2.6

Total expenses	84.9	82.7	84.9	84.2

Operating income	15.1	17.3	15.1	15.8
Other income (expense):
Interest income	0.4	0.5	0.4	1.2
Interest expense	(0.6)	(0.2)	(0.4)	(0.2)
Other, net	(0.4)	(0.6)	(0.3)	(0.5)

Total other income (expense), net	(0.6)	(0.3)	(0.3)	0.5

Income before income tax	14.5	17.0	14.8	16.3
Income tax expense	5.1	6.1	5.3	5.9

Net income	9.4%	10.9%	9.5%	10.4%

Results of Operations

Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
	2010	2009	Change	2010	2009	Change
Revenues	$72,816	$61,991	17.5%	$140,469	$120,555	16.5%

	Three Months Ended March 31,				Six Months Ended March 31,
	2010	%	2009	%	2010	%	2009	%
United States	$63,920	87.7%	$55,922	90.2%	$122,856	87.5%	$108,831	90.3%
Europe	5,785	8.0%	3,463	5.6%	11,737	8.3%	6,595	5.5%
Other	3,111	4.3%	2,606	4.2%	5,876	4.2%	5,129	4.2%

Total revenues	$72,816	100.0%	$61,991	100.0%	$140,469	100.0%	$120,555	100.0%

Revenues. Revenues consist primarily of fees paid for subscription services. To a much lesser degree, revenues also include the amortization of set-up fees paid to us in connection with subscription services, and the amortization of fees paid for software maintenance services under software license arrangements and in multiple element subscription arrangements where there is no vendor specific objective evidence of fair value for an undelivered subscription element. Revenues are affected by pricing, the number of new customers, customer contract durations and our customer retention rate.

Revenues increased 17.5%, or $10.8 million, for the three months ended March 31, 2010, and 16.5%, or $19.9 million, for the six months ended March 31, 2010, compared to the same periods in 2009. The increase was primarily due to the increased number of customers for our subscription services. The growth in customers reflects increased market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management Solutions and the increasing acceptance of outsourced services, driven in part by limited information technology capital budgets.

We expect revenues to continue to grow in 2010 as a result of customer growth and to a lesser extent increased revenue per customer, in part due to our planned increase in spending on sales and marketing.

International Revenues. Revenues from customers outside the United States represented 12% and 13% of total revenues for the three and six months ended March 31, 2010, compared to 10% for the same periods in 2009. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets, due to our Etap Acquisition, our investment in global distribution and increased global awareness of our products. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our operating results.

Expenses

	Three Months Ended March 31,			Six Months Ended March 31,
	2010	2009	Change	2010	2009	Change
Cost of operations	$21,521	$18,938	13.6%	$41,692	$36,812	13.3%
Sales and marketing	22,712	17,770	27.8%	43,484	35,332	23.1%
Systems development and programming	7,127	6,187	15.2%	14,017	12,379	13.2%
General and administrative	8,636	6,793	27.1%	16,350	13,981	16.9%
Amortization of intangible assets	1,833	1,541	18.9%	3,688	3,082	19.7%

Total operating expenses	$61,829	$51,229	20.7%	$119,231	$101,586	17.4%

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

Cost of operations expenses as a percentage of total revenues decreased to 29.5% and 29.7% for the three and six months ended March 31, 2010, compared to 30.5% for the same periods in 2009. Cost of operations expenses increased by 13.6%, or $2.6 million, for the three months ended March 31, 2010, and 13.3%, or $4.9 million, for the six months ended March 31, 2010, compared to the same periods in 2009. Total salaries and related expenses increased by 10.1%, or $1.0 million for the three months ended March 31, 2010, and 9.7%, or $1.9 million, for the six months ended March 31, 2010, compared to the same periods in 2009. Allocated overhead costs increased by 9.8%, or $0.4 million for the three months ended March 31, 2010, and 9.1%, or $0.7 million for the six months ended March 31, 2010, compared to the same periods in 2009. Initial set-up costs that we incur in connection with our subscription services increased by 19.7%, or $0.9 million, for the three months ended March 31, 2010, and 19.2%, or $1.7 million, for the six months ended March 31, 2010, compared to the same periods in 2009. These increases were primarily due to an increase in headcount and growth of the business.

We expect cost of operations expenses to continue to trend down as a percentage of total revenues over the long term, because the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars as we continue to expand our capacity to deploy and support additional new customers.

Sales and Marketing. Sales and marketing expenses consist of salaries and related expenses (including sales commissions and travel related expenses) and allocated overhead costs associated with our sales and marketing personnel, miscellaneous sales and marketing costs, such as advertising, trade shows and other promotional activities

Sales and marketing expenses as a percentage of total revenues increased to 31.2% and 31.0% for the three and six months ended March 31, 2010, compared to 28.7% and 29.2% for the same periods in 2009. Sales and marketing expenses increased by 27.8%, or $4.9 million, for the three months ended March 31, 2010, and 23.1%, or $8.2 million, for the six months ended March 31, 2010, compared to the same periods in 2009. Total salaries and related expenses increased by 22.1%, or $2.9 million, for the three months ended March 31, 2010, and 18.5%, or $4.7 million, for the six months ended March 31, 2010, compared to the same periods in 2009. Allocated overhead costs increased by 87.1%, or $1.6 million, for the three months ended March 31, 2010, and 52.2%, or $2.4 million, for the six months ended March 31, 2010, compared to the same periods in 2009. Initial costs that we incur in connection with our subscription services increased by 31.4%, or $0.8 million, for the three months ended March 31, 2010, and 34.7%, or $1.6 million, for the six months ended March 31, 2010, compared to the same periods in 2009. These increases were primarily attributable to an increase in sales personnel and marketing programs. These increases were partially offset by a decrease in royalty and referral fee expenses of 77.3%, or $0.3 million, for the three months ended March 31, 2010, and 76.9%, or $0.6 million, for the six months ended March 31, 2010, compared to the same periods in 2009.

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

Systems development and programming costs as a percentage of total revenues decreased to 9.8% and 10.0% for the three and six months ended March 31, 2010, compared to 10.0% and 10.3% for the same periods in 2009. This decrease reflects our higher revenues compared to relatively stable expenses in this area. Systems development and programming costs increased 15.2%, or $0.9 million, for the three months ended March 31, 2010, and 13.2%, or $1.6 million, for the six months ended March 31, 2010, compared to the same periods in 2009. Total salaries and related expenses increased by 13.8%, or $0.5 million, for the three months ended March 31, 2010, and 10.1%, or $0.7 million, for the six months ended March 31, 2010, compared to the same periods in 2009. Allocated overhead costs increased by 17.1%, or $0.4 million, for the three months ended March 31, 2010, and 17.9%, or $0.9 million, for the six months ended March 31, 2010, compared to the same periods in 2009. These increases were primarily due to the growth of the business.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for corporate software developed or obtained for internal use and amortize it over its useful life. Capitalized internal-use software costs, net of amortization, increased $0.8 million, from $16.5 million at September 30, 2009, to $17.3 million at March 31, 2010.

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

General and administrative expenses as a percentage of total revenues increased to 11.9% for the three months ended March 31, 2010, compared to 11.0% for the same period in 2009. General and administrative expenses as a percentage of total revenues remained unchanged at 11.6% for the six months ended periods March 31, 2010 and 2009. General and administrative expense increased by 27.1%, or $1.8 million, for the three months ended March 31, 2010, and 16.9%, or $2.4 million, for the six months ended March 31, 2010, compared to the same periods in 2009. These increases are primarily due to the growth of the business and increases in salaries and related expenses.

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

Interest Income, Interest Expense and Other

	Three Months Ended March 31,			Six Months Ended March 31,
	2010	2009	Change	2010	2009	Change
Interest income	$294	$322	(8.7)%	$605	$1,468	(58.8)%
Interest expense	(440)	(117)	276.1%	(543)	(250)	117.2%
Other, net	(332)	(422)	(21.3)%	(492)	(567)	(13.2)%

Total other income, net	$(478)	$(217)	120.3%	$(430)	$651	(166.1)%

Interest income decreased for the three and six months ended March 31, 2010, compared to the same periods in 2009, due to lower interest rates during 2010 compared to 2009. We record realized gains and losses on fluctuations in exchange rates in the Other income (expense) section of the income statement. We expect interest expense to be significantly higher in fiscal 2010 compared to 2009 because of the interest expense associated with our 2010 issuance of the Notes. We also expect interest income to be higher as a result of the investment of the proceeds of that offering pending use.

Income Tax Expense

	Three Months Ended March 31,			Six Months Ended March 31,
	2010	2009	Change	2010	2009	Change
Income tax expense	$3,682	$3,796	(3.0)%	$7,439	$7,062	5.3%

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

We measure and recognize uncertain tax positions. To recognize such positions we must first determine if is more likely than not that the position will be sustained on audit. We then must measure the benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Since we are in a net operating loss position for those positions that require a reserve we do not include interest and penalties related to our contingencies in our income tax expense.

Financial Condition

Our total assets increased by 42.5%, or $285.3 million, to $956.1 million at March 31, 2010, from $670.9 million at September 30, 2009. This increase is primarily due to the $265.2 million receivable from our Initial Notes and the Warrants.

Our total current liabilities increased by 44.1%, or $55.1 million, to $180.2 million at March 31, 2010, from $125.1 million at September 30, 2009. This increase is primarily due to the $52.3 million payable from the note hedge transactions that we entered into in connection with our Initial Notes.

Our additional paid in capital increased by 4.1%, or $26.3 million, to $667.2 million at March 31, 2010, from $640.9 million at September 30, 2009. The increase was primarily due to the equity component of our Initial Notes, the share-based compensation recognized during the periods, and the purchase of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of March 31, 2010, consisted principally of cash and cash equivalents totaling $163.0 million. In addition, we completed our Notes offering, which is discussed in more detail below.

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of employee salaries, payments to vendors directly related to our services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $18.2 million and $32.4 million for the three and six months ended March 31, 2010, compared to $23.7 million and $27.5 million for the same periods in 2009. Cash provided by operating activities was primarily affected by changes in working capital accounts, particularly in accounts receivable for the three and six months ended March 31, 2010 and 2009.

Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of investments, cash outlays for acquisitions, purchases of fixed assets, including leasehold improvements and internal-use software and changes in customer funding liabilities, net of the change in restricted cash. Our investing activities provided $28.6 million and $12.7 million for the three and six months ended March 31,

2010, compared to cash used of $6.8 million and $13.5 million for the same periods in 2009. The net maturities of our short-term investments provided cash of $16.2 million and $19.5 million for the three and six months ended March 31, 2010. Purchases of property and equipment were $4.0 million and $7.7 million for the three and six months ended March 31, 2010, compared to $4.9 million and $10.5 million for the same periods in 2009. The increase in customer funding liabilities, net of changes in restricted cash resulted in $20.8 million and $6.4 million in cash provided for the three and six months ended March 31, 2010, compared to $2.3 million and $1.2 million for the same periods in 2009.

Our financing activities used $2.4 million and $1.3 million for the three and six months ended March 31, 2010, compared to $4.2 million and $57.2 million for the same periods in 2009. Financing activities included $54.8 million in cash used for repurchases of our common stock during the six months ended March 31, 2009. The exercise of stock options, net of the change in withholding taxes paid for equity awards on behalf of our employees used $2.6 million and $1.5 million for the three and six months ended March 31, 2010, compared to $0.9 million cash used and $0.9 million cash provided for the same periods in 2009. Included in financing activities for the three months ending March 31, 2009, is a $2.8 million payment for common stock issuance costs for the 6.4 million shares issued to American Express Travel Related Services Company, Inc. in 2008.

On March 29, 2010, we terminated a credit agreement with a financial institution that provided for a revolving credit facility for up to $70 million that was set to expire in September 2012, or earlier as provided in the credit agreement. As of March 29, 2010, we were in compliance with all loan covenants under the terms of the credit agreement, and had no outstanding borrowings under the agreement.

In March 2010, we issued Notes, Note Hedges and Warrants. The Notes will mature on April 15, 2015, unless earlier converted. As of March 31, 2010 we recorded a receivable of $265.2 million from the Initial Notes and Warrants on our balance sheet. In addition, we recorded a payable of $52.3 million for the Note Hedges, which is shown in “Note Hedges Payable” on our March 31, 2010, balance sheet. All amounts in connection with the Notes, Note Hedges, and Warrants were settled in cash in April 2010. As of March 31, 2010, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For further information, see Note 8 to the notes to consolidated financial statements.

Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 7.0 million shares of our common stock through January 2011. In December 2009, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2013, and increased the number of shares eligible for repurchase by an additional 2.0 million shares, from 7.0 million shares to 9.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of March 31, 2010, 4.1 million shares remained eligible for repurchase under the Repurchase Program. We did not have any stock repurchases during the three months ended March 31, 2010.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2010:

Years ending September 30,	Convertible Senior Notes, including interest	Capital Leases	Operating Leases	Purchase Obligations
2010 (April 1, 2010, through September 30, 2010)	3,125	578	1,675	911
2011	6,250	199	3,138	1,622
2012	6,250	—	3,302	1,234
2013	6,250	—	2,314	446
2014	6,250	—	610	83
2015 and thereafter	253,125	—	—	66

Total	$281,250	$777	$11,039	$4,362

Capital Leases

We lease equipment, some of which is required to be capitalized if it meets certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. Amounts for operating leases do not include certain operating expenses under these leases such as common area maintenance. As of March 31, 2010, we also leased office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, Minnesota, Texas and Virginia, and internationally in Australia, China (Hong Kong), Czech Republic, France, Germany, Netherlands, Singapore and the United Kingdom.

Purchase Obligations

We have future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services in connection with the provision of our subscription service offerings.

Senior Convertible Notes

As of March 31, 2010, holders of the Initial Notes may require us to repurchase all or a portion of their Initial Notes at a purchase price in cash equal to the full principle amount of the Initial Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 8 to the notes to financial statements.

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

We measure and recognize uncertain tax positions. To recognize such positions we must first determine if is more likely than not that the position will be sustained on audit. We must then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Since we are in a net operating loss position for those positions that require a reserve we do not include interest and penalties related to our contingencies in our income tax expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks.

Interest Rate Risk. We maintain cash in highly liquid investment vehicles including money market accounts that bear interest at variable overnight or short term rates. Variable interest rate investment and debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in cash flows resulting from a hypothetical 100 basis point increase in interest rates. We do not enter into investments for trading or speculative purposes.

Foreign Currency Risk. We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would not have a material impact on our cash flows or financial instruments that are sensitive to foreign currency exchange risk. We do not enter into any hedging contracts for trading or speculative purposes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 6, 2010, Concur Technologies, Inc. was named as one of 38 defendants in a purported patent infringement lawsuit, captioned CEATS, Inc. v. Continental Airlines, Inc., et al., in the United States District Court for the Eastern District of Texas. The complaint generally alleges patent infringement by the defendants under the Patent Laws of the United States of America, 35 U.S.C. §§ 1 et seq., including 35 U.S.C. § 271(a), (b), (c), and/or (f). The plaintiff seeks injunctions enjoining the defendants from the alleged infringement and damages in an unspecified amount.

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

We generated 94% of our total revenues for the three months ended March 31, 2010, from four solutions—Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to constitute a large percentage of our total revenues as we continue to expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future.

If the market for integrated travel and expense services does not grow as we expect it to, our business will be harmed.

The market for integrated travel and expense services is developing, and it is not certain whether these services will continue to achieve market acceptance and sustain high demand. Our future revenue and profits depend on increasing customer subscriptions for integrated travel and expense services. The market for integrated travel and expense services may not grow, or may shrink. Our future financial performance and revenue growth depend on the willingness of enterprise customers to use integrated travel and expense services. Many enterprises have internal resources and processes to manage corporate travel and expenses, so they may not perceive the benefit of our external integrated travel and expense management services. Privacy concerns and transition costs are also factors that may affect an enterprise’s decision to subscribe to an external solution. If enterprises do not value the benefit of integrated travel and expense services, then the market for these services will not develop at the rate that we anticipate.

Unfavorable economic conditions may continue or worsen, affecting our business and financial performance.

Our financial performance depends, in part, on the state of the economy, which deteriorated in the recent broad recession, and which may deteriorate in the future. Lower levels of economic activity result in declines in corporate spending on travel, fewer travel and expense transactions, lower information technology spending, and deceased revenue for us. The core factors that affect customer usage and therefore our subscription revenue are unemployment, recession-driven attrition through business failure or acquisition, and travel budget cutbacks. The 2008—2009 contraction in the global economy appears to be lingering, and continuing or worsening economic conditions, as well as increased volatility of foreign exchange rates, and impairment of goodwill and other assets, may further adversely affect our business and operating results. If unfavorable economic conditions continue or worsen, our business, operating results and financial condition could be materially and adversely affected.

We face significant competition from companies with longer operating histories and greater resources than we have, and our business will suffer if we fail to compete effectively.

Our principal direct competition comes from independent vendors of corporate travel and expense management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to ours along with their suites of other products and services. Some of these competitors may offer services similar to ours at a greatly reduced price in order to achieve greater sales of other services. Many of our competitors have longer operating histories; more financial, technical, marketing and other resources; greater name recognition and more customers for their products and services than we do. Some of our competitors, particularly major financial institutions and enterprise resource planning software vendors, have well-established relationships with our current and potential customers, as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products, or better withstand economic downturns. We also compete with the internal development efforts of potential customers and, at times, have to overcome their reluctance to move away from existing paper-based systems. In addition, we anticipate the entrance of new competitors in the future. This competitive landscape may make it difficult for us to achieve our objective of increasing the number of our customers and expanding our role in the travel supply chain. Increased competition may also result in price reductions, reduced gross margins and change in market share and could have a material adverse effect on our business, financial condition and results of operations.

Because we depend upon strategic relationships with third parties, our revenues could decline if we do not sustain and develop these relationships.

We depend on strategic reseller and referral relationships to offer products and services to a larger customer base than we can reach through our current direct sales, telesales and internal marketing efforts. Some of our strategic relationships are in early stages of operation and, accordingly, it is uncertain whether these third parties will be able or willing to expend the required effort and resources to market our products and services successfully or provide the volume and quality of orders and lead referrals that we currently expect. In order to expand our market presence and broaden our distribution capacity, in 2008 we entered into a strategic referral relationship with American Express Travel Related Services Company, Inc., and we realized our first customer additions as a result of that relationship in 2009. In 2010, we announced the participation of Concur Breeze, our expense management service for small and mid-sized businesses, in Google’s application marketplace. We believe that application marketplaces such as Google’s will be an important channel for the small business market. In the event that we are unable to effectively utilize this channel, or competitors utilize this channel more effectively, our future growth prospects may be adversely affected.

Our success depends in part on the ultimate success of our strategic reseller and referral partners and their ability to market our products and services successfully. Some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may impair our ability to enter into other desirable strategic relationships. Further, unfavorable global economic conditions may hurt our strategic partners, making them less effective or causing them to modify or cancel their relationships with us.

If we are unable to maintain our existing strategic relationships or enter into new ones, we would have to devote substantially more resources to the distribution, sales and marketing of our products and services, which would increase our costs and decrease our earnings.

Our future growth and financial performance depends on our ability to grow our subscription services.

Our costs of providing subscription services are relatively fixed in the short term, so we may not be able to adjust expenses quickly enough to offset slowdowns in subscription sales. In addition, any delays in deployment may prevent us from recognizing subscription revenue for indeterminate periods of time, even when we have already incurred costs relating to the deployment of our subscription services. Further, we may experience unanticipated increases in costs associated with providing our subscription services to customers over the term of our customer contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results. If our customers cannot make payments or gain access to credit to make payments, they may be forced to cancel existing subscriptions for our products and services. Some of our sales contracts contain cancellation provisions and, if cancelled, could result in us recognizing substantially less revenue than the aggregate value of those contracts over their terms. If customers cancel or otherwise seek to terminate subscription agreements prior to the end of their respective terms, or if we are unable to renew such agreements, our operating results in future periods could be adversely affected.

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

Personal privacy has become a significant issue in the United States and many other countries where we operate. The United States and many other countries have imposed restrictions and requirements on the use of personal information by those collecting such information. Changes to laws or regulations affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information. If we were required to change our business activities or revise or eliminate services, our business could be harmed.

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

In addition, we engage third party facility providers for our Web hosting facilities and related infrastructure that is essential for our subscription services. Our service to customers could be interrupted in the event of a natural disaster, by a hosting provider decision to close a facility or terminate operations or by other unanticipated problems. Similarly, we use third-party telecommunications providers for Internet and other telecommunication services. Any of these third-party providers may fail to perform their obligations adequately, causing business interruption or system damage that could reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions, or decrease our renewal rates.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter, and if they fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	general economic and market conditions;

•	the evolving demand for our solutions;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of large contracts or contract terminations;

•	changes in mix of our offerings;

•	the mix of sales channels through which our solutions are sold;

•	costs of developing new products and enhancements;

•	our ability to adequately provide software solutions on-demand; and

•	global political conditions.

Our acquisitions of, and investments in, other companies, products, or technologies may not yield expected benefits.

We have acquired and invested in other companies from time to time, and we may acquire or invest in other companies, products or technologies in the future. Our most recent acquisition, for example, occurred in August 2009 when we acquired Etap-On-Line, a provider of business and travel expense management solutions based in Paris, France in order to expand our presence in the European market.

We may not realize the anticipated benefits of our acquisitions or investments to the extent that we anticipate, or at all. We may issue additional equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders and affect the trading price of the notes. If any acquisition or investment is not perceived as ultimately improving our financial condition and results of operations, our stock price may decline. In addition, we may have unanticipated costs or liabilities from our acquisitions or investments and may not be able to retain key employees from acquired businesses. The value of acquired businesses or investments may decline due to market conditions or adverse developments in the acquired business, as a result of factors such as the performance of the business relative to its business plan, revenue and cost trends, its liquidity and cash position, and market acceptance of its products.

Our ability to integrate acquisitions may affect our business, operating results and financial condition.

For us to realize the benefits of past and future acquisitions, we must successfully integrate the acquired businesses with ours. Some of the challenges to successful integration include:

•	unanticipated costs or liabilities associated with an acquisition;

•	difficulties integrating acquired operations, personnel, technologies or products;

•	diversion of management attention from business operations and strategy;

•	commitment of resources that are needed in other parts of our business;

•	potential loss of key employees;

•	potential litigation by third parties, such as claims related to intellectual property or other assets acquired or liabilities assumed; and

•	non-cash amortization charges which could harm our future operating results.

To the extent that these challenges are not effectively overcome, our future business, operating results or financial condition may be adversely affected.

The growth of the international component of our business subjects us to risks associated with foreign operations.

Our international operations are an increasingly important part of our business. Revenues from customers located outside the United States represented 12% of total revenues for the three months ended March 31, 2010. In addition, a portion of our United States revenue reflects utilization of our services outside of the United States by customers located in the United States. We expect international revenues as a percentage of our total revenues to increase. Our international operations are subject to many difficulties and incremental costs, including:

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

Our ability to successfully sell and implement into international markets will depend on our ability to develop and support solutions that incorporate the tax laws, accounting practices and currencies of applicable countries. Our international operations also involve foreign currency risks for us. Most of our revenues are denominated in United States dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. Unfavorable economic conditions have been accompanied by increased foreign currency exchange rate volatility. We currently do not engage in foreign exchange hedging activities and, therefore, our international revenues and expenses are currently subject to the risks of foreign currency fluctuations.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis in a costly and time- consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have in the past experienced a material weakness in our internal controls, and we may discover material weaknesses in our internal controls in the future. Any failure to maintain or implement required controls could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in the trading price of our stock.

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

Our future financial performance and revenue growth depends upon the successful development, introduction and customer acceptance of new and enhanced versions of our software solutions and on our ability to integrate products and services that we acquire into our existing and future solutions. Our business could be harmed if we fail to deliver enhancements to our solutions that meet customer needs. We have experienced delays in the planned release dates of enhancements to our solutions and we have discovered errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products and services, or customer claims, including, among other things, warranty claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades or other enhancements to existing products and services on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to develop new solutions successfully, or to introduce and gain market acceptance of new solutions in a timely manner.

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

The trading price of our common stock has fluctuated widely in the past and may do so in the future, as a result of many factors. In particular, the stock market as a whole has experienced extreme price and volume fluctuations that affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. Factors that could cause our stock price to fluctuate include:

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

Our success depends, in part, upon our proprietary technology, processes, trade secrets and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. Although we have six patent applications pending in various countries, we do not own any issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. We provide our licensed customers with access to object code versions of our software and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition. In addition, over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we cannot assure you that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

Anti-takeover effects of our charter documents and Delaware law could discourage or prevent a change in control of Concur.

Provisions of our certificate of incorporation and bylaws, and of Delaware General Corporation Law, may discourage, delay or prevent a change of control. For example:

•	our Board of Directors may, without stockholder approval, issue shares of preferred stock with special voting or economic rights;

•	our stockholders do not have cumulative voting rights and, therefore, each of our directors can only be elected by a majority of our votes cast at a stockholder meeting;

•	a special meeting of stockholders may only be called by a majority of our Board of Directors, the Chairman of our Board of Directors, or our Chief Executive Officer;

•	our stockholders may not take action by written consent;

•	our Board of Directors is divided into three classes, only one of which is elected each year;

•	we require advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•

we are subject to Section 203 of the Delaware General Corporation Law, which, under certain circumstances, may make it more difficult for a person who would be an “Interested Stockholder,” as defined in Section 203, to effect various business combinations with us for a three-year period. Our amended and restated certificate of incorporation and amended and restated bylaws do not exclude us from the restrictions imposed under Section 203.

We Have Increased Our Indebtedness.

In April 2010 we completed an offering of $287.5 million aggregate principal amount of our senior convertible notes due 2015, as a result of which we incurred approximately $287.5 million principal amount of new indebtedness that we may be required to repurchase at maturity in 2015 or upon the occurrence of certain fundamental changes involving us. This indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, thereby reducing the amount of cash flow available for other purposes; and

•	limit our flexibility in planning for and reacting to changes in our business.

Conversion of our senior convertible notes will dilute the ownership interest of existing stockholders.

The conversion of some or all of our outstanding senior convertible notes due 2015 will dilute the ownership interest of existing stockholders to the extent we deliver newly-issued shares of common stock upon conversion. Holders of such notes may convert them on or after January 15, 2015 until the close of business on the second scheduled trading day immediately preceding the maturity date of such notes. We expect to satisfy our conversion obligation by delivering cash and potentially shares of common stock. Prior to January 15, 2015, conversion of such notes is subject to satisfaction of certain conditions. Any sales in the public market of shares of common stock issued upon conversion of such notes could adversely affect trading prices of our common stock. In addition, the existence of such notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or anticipated conversion of such notes into shares of our common stock could depress the price of our common stock.

The note hedges and warrants may affect the value of our common stock.

In connection with our recent offering of senior convertible notes due 2015, we entered into note hedges covering approximately 5 million shares of our common stock. We also sold warrants to acquire up to approximately 5.5 million shares of our common stock at an initial strike price of $73.29. The note hedges are intended to reduce the potential economic dilution to our common stock upon conversion of the senior convertible notes. However, the warrants could have a dilutive effect, if the market price per share of our common stock exceeds the strike price of the warrants. The counterparties to our note hedge and warrants are likely to enter into or unwind various derivatives with respect to our common stock, or purchase or sell shares of our common stock or other securities linked to or referencing our common stock in secondary market transactions prior to the maturity of the senior convertible notes. These activities could adversely affect the value of our common stock.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

3.01	Second Amended and Restated Certificate of Incorporation	8-K	000-25137	March 29, 2010	3.1	—

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2010

CONCUR TECHNOLOGIES, INC.

By	/s/ JOHN F. ADAIR
John F. Adair
Chief Financial Officer

principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

3.01	Second Amended and Restated Certificate of Incorporation	8-K	000-25137	March 29, 2010	3.1	—

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.