Form 10-Q
period 2010-06-30
CONCUR TECHNOLOGIES INC
filed 2010-08-05
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of the registrant’s common stock outstanding as of July 29, 2010: 51,915,519

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue	$74,978	$62,226	$215,447	$182,781
Expenses:
Cost of operations	21,640	19,130	63,332	55,942
Sales and marketing	24,853	17,998	68,337	53,330
Systems development and programming	6,808	5,822	20,825	18,201
General and administrative	9,340	6,839	25,690	20,820
Amortization of intangible assets	1,807	1,542	5,495	4,624

Total expenses	64,448	51,331	183,679	152,917

Operating income	10,530	10,895	31,768	29,864
Other income (expense):
Interest income	621	372	1,226	1,840
Interest expense	(4,235)	(123)	(4,778)	(373)
Other, net	(432)	175	(924)	(392)

Total other income (expense), net	(4,046)	424	(4,476)	1,075

Income before income tax	6,484	11,319	27,292	30,939
Income tax expense	2,741	4,076	10,180	11,138

Net income	$3,743	$7,243	$17,112	$19,801

Net income per share:
Basic	$0.07	$0.15	$0.35	$0.41
Diluted	0.07	0.14	0.32	0.38
Weighted average shares used in computing net income per share:
Basic	50,141	48,560	49,546	48,603
Diluted	52,924	51,608	52,735	51,528

See notes to financial statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2010	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$247,975	$119,185
Short-term investments	304,614	143,549
Restricted cash	2,940	3,599
Accounts receivable, net of allowance of $2,787 and $3,680	50,405	45,801
Deferred tax assets	26,820	24,570
Deferred costs and other assets	25,827	18,979

Total current assets	658,581	355,683
Non-current assets:
Property and equipment, net	34,464	33,999
Investments	6,045	4,045
Deferred costs and other assets	23,466	19,964
Intangible assets, net	37,118	44,383
Deferred tax assets	11,623	23,904
Goodwill	188,083	188,907

Total assets	$959,380	$670,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,800	$3,638
Customer funding liabilities	58,922	56,424
Accrued compensation	15,114	17,508
Acquisition-related liabilities	0	902
Other accrued expenses and liabilities	15,400	10,539
Short-term lease liabilities and other	491	1,129
Deferred revenues	43,292	34,955

Total current liabilities	137,019	125,095
Non-current liabilities:
Senior convertible notes, net	225,388	0
Long-term lease liabilities and other	0	199
Deferred rent	1,468	1,601
Deferred revenues	14,833	14,083
Tax liabilities	7,823	8,577

Total liabilities	386,531	149,555

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	0	0
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	51	49
Authorized shares: 195,000
Shares issued and outstanding: 50,546 and 48,988
Additional paid-in capital	680,920	640,911
Accumulated deficit	(102,039)	(119,151)
Accumulated other comprehensive loss	(6,083)	(479)

Total stockholders’ equity	572,849	521,330

Total liabilities and stockholders’ equity	$959,380	$670,885

See notes to financial statements.

Concur Technologies, Inc.

Stockholders’ Equity Statements

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of September 30, 2008	50,286	$50	$679,526	$(144,828)	$(210)	$534,538
Common stock repurchased	(2,025)	(2)	(54,771)	0	0	(54,773)
Common stock issued:
Employee Stock Purchase Plan	44	0	1,176	0	0	1,176
Stock option exercises and vesting of restricted stock units	559	1	1,068	0	0	1,069
Acquisition of Etap-On-Line	124	0	4,318	0	0	4,318
Equity Issuance costs	0	0	(2,842)	0	0	(2,842)
Share-based compensation	0	0	12,436	0	0	12,436
Foreign currency translation adjustment loss	0	0	0	0	(278)	(278)
Unrealized gain on investments	0	0	0	0	9	9
Net Income	0	0	0	25,677	0	25,677

Balance as of September 30, 2009	48,988	49	640,911	$(119,151)	$(479)	$521,330

Common stock issued:
Employee Stock Purchase Plan	28	0	1,061	0	0	1,061
Stock option exercises and vesting of restricted stock units	1,530	2	2,384	0	0	2,386
Share-based compensation	0	0	13,297	0	0	13,297
Excess tax benefits from share-based compensation	0	0	226	0	0	226
Equity component of the senior convertible notes issuance, net	0	0	56,319	0	0	56,319
Purchase of note hedges	0	0	(60,145)	0	0	(60,145)
Sale of warrants	0	0	26,076	0	0	26,076
Net tax effect related to the senior convertible notes	0	0	791	0	0	791
Foreign currency translation adjustment loss	0	0	0	0	(5,589)	(5,589)
Unrealized loss on investments	0	0	0	0	(15)	(15)
Net Income	0	0	0	17,112	0	17,112

Balance as of June 30, 2010	50,546	$51	$680,920	$(102,039)	$(6,083)	$572,849

See notes to financial statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Operating activities:
Net income	$3,743	$7,243	$17,112	$19,801
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,807	1,542	5,495	4,624
Depreciation	4,228	4,143	12,524	12,283
Accretion of discount and issuance costs on notes	2,520	0	2,520	0
Net recovery of sales allowances	(79)	(513)	(893)	(1,376)
Share-based compensation	5,610	3,618	12,975	8,262
Deferred income taxes	1,891	3,500	8,934	9,529
Excess tax benefits from share-based compensation	(226)	0	(226)	0
Changes in operating assets and liabilities:
Accounts receivable	(2,488)	(710)	(4,628)	1,661
Deferred costs and other assets	(3,964)	(1,202)	(6,493)	(4,228)
Accounts payable	367	(3,521)	348	(851)
Accrued liabilities	7,699	2,543	(297)	(7,848)
Deferred revenues	3,656	1,414	9,784	3,714

Net cash provided by operating activities	24,764	18,057	57,155	45,571

Investing activities:
Purchases of investments	(275,435)	(127,582)	(368,636)	(127,582)
Maturities of investments	95,001	0	207,738	0
(Decrease) increase in customer funding liabilities, net of changes in restricted cash	(3,258)	19,656	3,131	20,855
Investments in unconsolidated affiliate	0	(25)	(2,000)	(4,045)
Purchases of property and equipment	(5,091)	(3,803)	(12,750)	(14,348)
Payments for acquisitions, net of cash acquired	(13)	(1,706)	(3,553)	(1,864)

Net cash used in investing activities	(188,796)	(113,460)	(176,070)	(126,984)

Financing activities:
Proceeds from borrowings on senior convertible notes	245,119	0	245,119	0
Payments for issuance of common stock	0	0	0	(2,829)
Net proceeds from share-based equity award activity	3,874	1,262	2,385	2,189
Proceeds from employee stock purchase plan activity	341	539	1,061	889
Payments on repurchase of common stock	0	0	0	(54,773)
Excess tax benefits from share-based compensation	226	0	226	0
Repayments on capital leases	(286)	(249)	(837)	(1,101)

Net cash provided by (used in) financing activities	249,274	1,552	247,954	(55,625)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(264)	651	(249)	(1,732)

Net increase (decrease) in cash and cash equivalents	84,978	(93,200)	128,790	(138,770)
Cash and cash equivalents at beginning of period	162,997	222,155	119,185	267,725

Cash and cash equivalents at end of period	$247,975	$128,955	$247,975	$128,955

Supplemental cash flow information:
Cash paid for interest	$0	$35	$106	$103
Income tax payments, net	501	210	1,565	550

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

Concur® , Concur® Expense, Concur® Travel & Expense, Concur® Cliqbook Travel, Concur® Invoice, Concur® Connect, Concur® ExpenseLink, Concur® Advantage, and Concur® Breeze are among the registered trademarks and registered service marks of Concur or our subsidiaries, in the United States and other countries. Other parties’ trademarks and service marks are the property of their respective owners and should be treated as such.

Basis of Presentation

The accompanying financial statements present our income statements, balance sheets, equity statements, and cash flow statements on a consolidated basis. These unaudited financial statements include the accounts of Concur and our subsidiaries. We have eliminated all intercompany accounts and transactions in these financial statements.

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. In our opinion, we have included all adjustments necessary for a fair presentation. These adjustments consist of normal recurring items. Our unaudited financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission on November 18, 2009.

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to current presentation. The reclassifications had no effect on net income or total stockholders’ equity.

Note 2. Accounting Estimates, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

We prepared our financial statements in conformity with GAAP, which requires us to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include the determination of certain provisions, including allowances for accounts receivable, valuing assets and liabilities acquired through business combinations, valuing and estimating useful lives of intangible assets, deferring certain revenues and costs, estimating expected lives of customer relationships, product warranties, estimating useful lives of property and equipment, recognizing uncertain tax positions, and estimating tax valuation allowances on tax attribute carryforwards.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective for us during the fourth quarter of 2009. This codification brings all authoritative GAAP that has been issued by a standard setter into one place. The codification retains existing GAAP without changing it.

On October 1, 2009, we adopted authoritative FASB guidance on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. This guidance also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. Adoption of the new guidance did not have a material impact on our financial statements.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net income	$3,743	$7,243	$17,112	$19,801
Weighted average number of shares outstanding:
Basic	50,141	48,560	49,546	48,603
Dilutive effect of share-based equity award plans (1)	2,688	3,048	3,139	2,925
Dillutive effect of warrants (2) (3)	95	0	50	0

Diluted	52,924	51,608	52,735	51,528

Net income per share available to common stockholders:
Basic	$0.07	$0.15	$0.35	$0.41
Diluted	0.07	0.14	0.32	0.38

(1)	For the three and nine months ended June 30, 2010 and 2009, we did not exclude any share-based equity awards to purchase Concur common stock from the calculations of diluted net income per share.
(2)	For the three and nine months ended June 30, 2009, we excluded a warrant to purchase 1,280 shares of Concur common stock from the calculations of diluted net income per share. This warrant was issued to American Express Travel Related Services Company, Inc. in 2008.
(3)	For the three and nine months ended June 30, 2010, we excluded warrants to purchase 5,500 shares of Concur common stock from the calculations of diluted net income per share. These warrants were issued as part of our senior convertible notes issuance in 2010.

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Note 4. Property and Equipment

Our property and equipment consisted of the following:

	June 30, 2010	September 30, 2009
Land and building	$5,623	$5,596
Leasehold improvements	5,117	5,111
Computer hardware	19,420	17,590
Computer software	46,101	43,577
Furniture and equipment	1,120	1,395

Property and equipment, gross	77,381	73,269
Less: accumulated depreciation	(42,917)	(39,270)

Property and equipment, net	$34,464	$33,999

Note 5. Investments

Equity Investment in Private Company

We have an equity investment of $6.0 million in RideCharge, Inc. (“RideCharge”), a leading provider of ground travel bookings that allows business travelers to book, pay and get reimbursed for ground transportation. This includes a $4.0 million investment, including transaction costs, in January 2009, and an investment of $2.0 million in February 2010.

Because our preferred stock in RideCharge does not meet all the characteristics of in-substance common stock, we have accounted for our investment under the cost method with net accumulated earnings recorded only to the extent of distributed dividends. We have reported our investment in RideCharge in “Investments” on our balance sheet.

Other Investments

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and money market funds. For further information, see Note 11 to the notes to consolidated financial statements.

Note 6. Intangible Assets

Our intangible assets arise from our business acquisitions. The following table presents our intangible assets as of June 30, 2010, and September 30, 2009:

Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of June 30, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of September 30, 2009
Trade name and trademarks	$609	$112	$497	$1,029	$324	$705
Technology	13,553	9,737	3,816	13,721	7,432	6,289
Customer relationships	43,487	10,682	32,805	45,120	7,731	37,389

Total	$57,649	$20,531	$37,118	$59,870	$15,487	$44,383

For the three and nine months ended June 30, 2010, we recorded amortization expense of $1.8 million and $5.5 million in our income statements, and we recorded $1.5 million and $4.6 million for the same periods in 2009.

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

The following table presents the estimated amortization expense for the remaining estimated useful life of the intangible assets as of June 30, 2010:

Years Ending September 30,	Amortization of Intangible Assets
2010 (July 1, 2010, through September 30, 2010)	$1,712
2011	6,747
2012	4,557
2013	4,088
2014	4,068
Thereafter	15,946

Total	$37,118

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

Note 8. Debt

Senior Convertible Notes

In March 2010, we issued at par value $250.0 million principal amount of our 2.50% senior convertible notes due in 2015 (“Initial Notes”). In addition, the underwriters were granted an over-allotment option to purchase an additional $37.5 million principal amount of 2.50% senior convertible notes due in 2015, which brings the total amount issued under such notes and the Initial Notes to $287.5 million (collectively, “Notes”). All amounts from the issuance of the Notes were settled in April 2010.

The Notes are governed by an Indenture, dated April 6, 2010 (“Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The Notes will mature on April 15, 2015, unless earlier repurchased or converted, and bear interest at a rate of 2.50% per year payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2010.

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

Holders of the Notes may convert their Notes on or after January 15, 2015, until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon conversion, we will satisfy our conversion obligation by delivering cash and shares of common stock, if any, based on a daily settlement amount (as defined in the Indenture). Prior to January 15, 2015, holders of the Notes may convert their Notes under any of the following conditions:

•

during any calendar quarter commencing after June 30, 2010 (and only during such calendar quarter), if the last reported sale price of common stock for 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day;

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

•

during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the applicable conversion rate on such day; or

•	upon the occurrence of specified corporate events.

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is accreted to interest expense over the term of the Note. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $6.4 million as of June 30, 2010, and equity issuance costs were $1.7 million for the Notes. Additionally, we recorded a deferred tax asset of $0.8 million in connection with the Notes.

The following table shows the amounts recorded within our financials for the Notes:

As of June 30, 2010
Liability components:
Principal amount	$287,500
Less: note discount	(55,752)
Less: note issuance costs	(6,360)

Senior convertible notes, net	$225,388

Equity components	$57,996
Less: issuance costs	(1,677)

Additional paid-in capital	$56,319

Note hedge costs	$60,145
Warrants proceeds	(26,076)

Net cost	$34,069

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

The following table presents the interest expense recognized related to the Notes for the three months ended June 30, 2010:

Three months ended June 30, 2010
Contractual interest expense	$1,697
Amortization of debt issuance costs	276
Accretion of debt discount	2,244

$4,217

Effective interest rate of the liability component	7.73%

The net proceeds from the Notes were approximately $279.0 million after payment of the initial purchasers’ discounts and offering expenses. From these net proceeds, we used a net total of approximately $34.1 million which included $60.1 million to pay for the cost of the Note Hedge offset by proceeds of $26.1 million from our sale of Warrants. These transactions are described in more detail below. We expect to use the net proceeds of the Notes for general corporate purposes, including potential acquisitions and strategic transactions.

Note Hedges

To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into note hedge transactions (“Note Hedges”) with respect to our common stock. We paid $60.1 million for the Note Hedges. The Note Hedges cover approximately 5.0 million shares of our common stock at a strike price of $52.35, subject to anti-dilution adjustments, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes.

Warrants

Separately, we entered into warrant transactions (“Warrants”), whereby we sold warrants to acquire up to 5.5 million shares of our common stock at a strike price of $73.29 per share, subject to anti-dilution adjustments. The Warrants will expire upon the maturity of the Notes. We received proceeds of $26.1 million from the sale of the Warrants. If the market value per share of our common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on our net income per share.

Revolving Credit Facility

On March 29, 2010, we terminated a credit agreement with a financial institution that provided for a revolving credit facility for up to $70 million that was set to expire in September 2012. As of March 29, 2010, we were in compliance with all loan covenants under the terms of the credit agreement, and had no outstanding borrowings under the agreement.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Our tax provision for interim periods is derived using an estimate of our annual effective rate, adjusted for any material items. Our effective tax rate of 37.3% varies from the statutory 35% rate due to a reserve for uncertain tax positions and state income taxes moderated by research and development tax credits and lower foreign income tax rates.

Note 10. Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units (“RSUs”). As of June 30, 2010, we had 0.8 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our Employee Stock Purchase Plan. We recognize compensation expense for equity awards on a straight line basis over the requisite service period of the award.

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

The following table presents our share-based compensation resulting from equity awards that we recorded in our income statements for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Cost of operations	$692	$551	$1,773	$1,261
Sales and marketing	2,916	1,762	6,409	3,609
Systems development and programming	637	481	1,713	1,287
General and administrative	1,365	824	3,080	2,105

Total share-based compensation	$5,610	$3,618	$12,975	$8,262

Net cash proceeds from the exercise of stock options were $3.9 million and $6.6 million for the three and nine months ended June 30, 2010, and $1.3 million and $3.4 million for the same periods in 2009. For the three and nine month periods ended June 30, 2010 and 2009, we realized a state income tax benefit in APIC from exercises of stock options and vesting of RSUs. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows and a corresponding reduction in operating cash flows.

The following table presents our stock option activity for the nine months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2009	3,168	$6.95
Exercised	(1,296)	5.08
Forfeited or expired	0	0.00

Outstanding as of June 30, 2010	1,872	8.25	3.72	$64,444

Exercisable as of June 30, 2010	1,869	8.24	3.72	64,371

For the nine months ended June 30, 2010, the total intrinsic value of options exercised was $46.5 million.

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

RSUs are awards that entitle the holder to shares of our common stock as the award vests RSUs generally vest over four years, but may accelerate in certain circumstances. The compensation expense incurred for RSUs is based on the closing market price of our common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period.

The following table presents a summary of RSU award activity for the nine months ended June 30, 2010:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2009	1,327	$24.86
Granted	830	41.05
Vested and released	(333)	25.76
Cancelled	(25)	27.09

Outstanding as of June 30, 2010	1,799	32.16

As of June 30, 2010, we expect $33.1 million of total unrecognized share-based compensation costs related to non-vested stock options and RSUs to be recognized over a weighted average period of 1.7 years. For the nine months ended June 30, 2010, the total grant date fair value of stock options and RSUs vested was $14.6 million, compared to $5.3 million for the same period in 2009.

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

We have highly liquid investments classified as cash equivalents and short-term investments included in our balance sheet. Cash equivalents consist of money market instruments and commercial paper that have original maturities of 90 days or less. We also invest in commercial paper with maturities greater than 90 days but generally mature within 270 days. Such instruments are classified within Level 2 of the fair value hierarchy. We had no financial liabilities measured at fair value on a recurring basis at June 30, 2010.

Our financial assets measured at fair value as of June 30, 2010, are summarized below:

	Fair Value Measurement Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets:
Money market accounts	$3,406	$0	$0	$3,406
Commercial paper	0	308,358	0	308,358
Other fixed income securities	0	123,992	0	123,992

Total	$3,406	$432,350	$—	$435,756

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Equity Investment in Private Company

The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. As of June 30, 2010, our investment in RideCharge is recorded at $6.0 million in “Investments” on our balance sheet. For further information, see Note 5 to the notes to consolidated financial statements. This investment will be subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. We will record impairment charges when an investment has experienced a decline that we deem to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of an investee could result in losses or an inability to recover the carrying value of our investment. When assessing our investments for other-than-temporary declines in value, we will consider many factors, including but not limited to the following: the performance of the investee in relation to its own operating targets and its business plan; the investee’s revenue and cost trends; the investee’s liquidity and cash position; and market acceptance of the investee’s products and services. From time to time, we may consider third-party evaluations. In the event an investment experiences other-than-temporary declines in value, we will record an impairment loss in “Other income (expense)” in our income statement.

Note 12. Comprehensive Income

The following table presents the components of our comprehensive income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net income	$3,743	$7,243	$17,112	$19,801
Other comprehensive gain (loss):
Foreign currency translation adjustment (loss) gain	(3,084)	691	(5,589)	(1,567)
Net unrealized loss on investments	(17)	(18)	(15)	(18)

Total comprehensive income	$642	$7,916	$11,508	$18,216

Note 13. Segment Reporting

We operate in and report on one segment, which is on-demand Employee Spend Management Solutions. We market our services and products primarily in the United States and operate in a single industry segment. For the three and nine months ended June 30, 2010 and 2009, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
United States	$64,634	$56,490	$187,490	$165,321
Europe	7,102	3,050	18,839	9,645
Other	3,242	2,686	9,118	7,815

Total revenues	$74,978	$62,226	$215,447	$182,781

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

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

Note 15. Subsequent Event

On July 16, 2010, American Express Travel Related Services Company, Inc., exercised a warrant to purchase 1,280 shares of our common stock at an aggregate purchase price of $50.3 million. This warrant was issued to American Express Travel Related Services Company, Inc. in 2008.

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

Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2009, 2010 and 2011, as “2009,” “2010” and “2011.” Throughout this MD&A, where we provide discussion of the three and nine months ended June 30, 2010, and we provide data for the same period in the prior year, we will refer to the prior period as “2009.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.

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

In August 2009, we completed the acquisition of Etap-On-Line (“Etap Acquisition”), a leading European provider of business expense management solutions, based in Paris, France. We expect the Etap Acquisition to strengthen our operations and client base in the European market.

In March 2010, we issued at par value $250.0 million principal amount of 2.50% senior convertible notes due in 2015 (“Initial Notes”). In addition, the underwriters were granted an over-allotment option to purchase an additional $37.5 million principal amount of 2.50% senior convertible notes due in 2015, which brings the total amount issued under such notes and the Initial Notes to $287.5 million (collectively, “Notes”). The over-allotment option was exercised in full on April 1, 2010.

In March 2010 we also entered into note hedge and warrant transactions that cover the number of shares of our common stock that are underlying the Notes. The note hedge transactions are designed, but not guaranteed, to reduce or eliminate the potential economic dilution arising upon conversion. We also sold warrants to acquire shares of our common stock at a strike price of $73.29.

On July 16, 2010, American Express Travel Related Services Company, Inc., exercised a warrant to purchase 1,280 shares of our common stock at an aggregate purchase price of $50.3 million. This warrant was issued to American Express Travel Related Services Company, Inc. in 2008.

Throughout 2010, our strategic focus has been to continue to grow our core subscription business and reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in 2010 compared to 2009 due to anticipated growth in demand. We expect our sales and marketing expenses to increase on both an absolute basis and as a percentage of revenues in 2010 compared to 2009, primarily reflecting our continued emphasis on growing our sales and marketing personnel to support expected demand and create additional awareness in our target market.

We operate in and report on one segment, which is on-demand Employee Spend Management solutions.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

Selected Financial Data

The following table presents financial data derived from our unaudited income statements as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of operations	28.9	30.7	29.4	30.6
Sales and marketing	33.1	28.9	31.7	29.2
Systems development and programming	9.1	9.4	9.7	10.0
General and administrative	12.5	11.0	11.9	11.4
Amortization of intangible assets	2.4	2.5	2.6	2.5

Total expenses	86.0	82.5	85.3	83.7

Operating income	14.0	17.5	14.7	16.3
Other income (expense):
Interest income	0.8	0.6	0.5	1.0
Interest expense	(5.6)	(0.2)	(2.2)	(0.2)
Other, net	(0.5)	0.3	(0.4)	(0.2)

Total other income (expense), net	(5.3)	0.7	(2.1)	0.6

Income before income tax	8.7	18.2	12.6	16.9
Income tax expense	3.7	6.6	4.7	6.1

Net income	5.0%	11.6%	7.9%	10.8%

Results of Operations

Revenues

			Three Months Ended June 30,			Nine Months Ended June 30,
			2010	2009	Change	2010	2009	Change
Revenues			$74,978	$62,226	20.5%	$215,447	$182,781	17.9%

	Three Months Ended June 30,				Nine Months Ended June 30,
	2010	%	2009	%	2010	%	2009	%
United States	$64,634	86.2%	$56,490	90.8%	$187,490	87.0%	$165,321	90.4%
Europe	7,102	9.5%	3,050	4.9%	18,839	8.8%	9,645	5.3%
Other	3,242	4.3%	2,686	4.3%	9,118	4.2%	7,815	4.3%

Total revenues	$74,978	100.0%	$62,226	100.0%	$215,447	100.0%	$182,781	100.0%

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

Revenues increased 20.5%, or $12.8 million, for the three months ended June 30, 2010, and 17.9%, or $32.7 million, for the nine months ended June 30, 2010, compared to the same periods in 2009. The increases were primarily due to the increased number of customers for our subscription services, as a result of increased market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management Solutions and the increasing acceptance of outsourced services.

International Revenues. Revenues from customers outside the United States represented 14% and 13% of total revenues for the three and nine months ended June 30, 2010, compared to 9% and 10% for the same periods in 2009. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets due to our Etap Acquisition, our investment in global distribution and increased global awareness of our products. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our total revenues.

Expenses

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Cost of operations	$21,640	$19,130	13.1%	$63,332	$55,942	13.2%
Sales and marketing	24,853	17,998	38.1%	68,337	53,330	28.1%
Systems development and programming	6,808	5,822	16.9%	20,825	18,201	14.4%
General and administrative	9,340	6,839	36.6%	25,690	20,820	23.4%
Amortization of intangible assets	1,807	1,542	17.2%	5,495	4,624	18.8%

Total operating expenses	$64,448	$51,331	25.6%	$183,679	$152,917	20.1%

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

Cost of operations expenses as a percentage of total revenues decreased to 28.9% and 29.4% for the three and nine months ended June 30, 2010, compared to 30.7% and 30.6% for the same periods in 2009. Cost of operations expenses increased by 13.1%, or $2.5 million, for the three months ended June 30, 2010, and 13.2%, or $7.4 million, for the nine months ended June 30, 2010, compared to the same periods in 2009. The increase in cost of operations expenses was primarily due to allocated overhead costs and initial set-up costs that we incur in connection with our subscription services. In addition, total salaries and related expenses increased by 7.4%, or $0.7 million for the three months ended June 30, 2010, and 8.9%, or $2.6 million, for the nine months ended June 30, 2010, compared to the same periods in 2009. These increases were primarily due to an increase in headcount and growth of the business.

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

Sales and marketing expenses as a percentage of total revenues increased to 33.1% and 31.7% for the three and nine months ended June 30, 2010, compared to 28.9% and 29.2% for the same periods in 2009. Sales and marketing expenses increased by 38.1%, or $6.9 million, for the three months ended June 30, 2010, and 28.1%, or $15.0 million, for the nine months ended June 30, 2010, compared to the same periods in 2009. Total salaries and related expenses increased by 30.6%, or $4.1 million, for the three months ended June 30, 2010, and 22.7%, or $8.8 million, for the nine months ended June 30, 2010, compared to the same periods in 2009. Allocated overhead costs increased by 85.9%, or $1.7 million, for the three months ended June 30, 2010, and 62.3%, or $4.1 million, for the nine months ended June 30, 2010, compared to the same periods in 2009. Initial costs that we incur in connection with our subscription services increased by 41.9%, or $1.1 million, for the three months ended June 30, 2010, and 37.2%, or $2.7 million, for the nine months ended June 30, 2010, compared to the same periods in 2009. These increases were primarily attributable to an increase in sales personnel and marketing programs.

We expect total sales and marketing expenses in 2010 to increase as a percentage of revenue and in absolute dollars compared to 2009, driven primarily by an increase in sales personnel and marketing programs globally. These increases reflect a key part of our strategic focus in 2010, which is to expand our sales and marketing efforts to create greater awareness of our subscription services in our target markets and to support expected demand.

Systems Development and Programming Costs. Systems development and programming costs consist of salaries and related expenses and allocated overhead costs associated with employees and contractors engaged in software engineering, program management and quality assurance.

Systems development and programming costs as a percentage of total revenues decreased to 9.1% and 9.7% for the three and nine months ended June 30, 2010, compared to 9.4% and 10.0% for the same periods in 2009. These decreases reflect our higher revenues compared to relatively stable expenses in this area. Systems development and programming costs increased 16.9%, or $1.0 million, for the three months ended June 30, 2010, and 14.4%, or $2.6 million, for the nine months ended June 30, 2010, compared to the same periods in 2009. Total salaries and related expenses increased by 20.6%, or $0.6 million, for the three months ended June 30, 2010, and 13.2%, or $1.4 million, for the nine months ended June 30, 2010, compared to the same periods in 2009. Allocated overhead costs increased by 12.8%, or $0.4 million, for the three months ended June 30, 2010, and 16.1%, or $1.2 million, for the nine months ended June 30, 2010, compared to the same periods in 2009. These increases were primarily due to the growth of the business.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for corporate software developed or obtained for internal use and amortize it over its useful life. Capitalized internal-use software costs, net of amortization, increased $1.6 million, from $16.5 million at September 30, 2009, to $18.1 million at June 30, 2010.

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

General and administrative expenses as a percentage of total revenues increased to 12.5% and 11.9% for the three and nine months ended June 30, 2010, compared to 11.0% and 11.4% for the same periods in 2009. General and administrative expense increased by 36.6%, or $2.5 million, for the three months ended June 30, 2010, and 23.4%, or $4.9 million, for the nine months ended June 30, 2010, compared to the same periods in 2009. Total salaries and related expenses increased by 70.6%, or $3.0 million, for the three months ended June 30, 2010, and 50.2%, or $6.8 million, for the nine months ended June 30, 2010, compared to the same periods in 2009. These increases are primarily due to the growth of the business and increases in salaries and related expenses. These increases were partially offset by a decrease in allocated overhead costs and other expenses of 20.0%, or $0.5 million, for the three months ended June 30, 2010, and 28.6%, or $2.1 million, for the nine months ended June 30, 2010, compared to the same periods in 2009.

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

Interest Income, Interest Expense and Other

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Interest income	$621	$372	66.9%	$1,226	$1,840	(33.4)%
Interest expense	(4,235)	(123)	3,343.1%	(4,778)	(373)	1,181.0%
Other, net	(432)	175	(346.9)%	(924)	(392)	135.7%

Total other income, net	$(4,046)	$424	(1,054.2)%	$(4,476)	$1,075	(516.4)%

Interest expense increased for the three and nine months ended June 30, 2010, compared to the same periods in 2009, due to the interest expense associated with our 2010 issuance of the Notes. We record realized gains and losses on fluctuations in exchange rates in the other income (expense) section of the income statement. We expect interest expense to be significantly higher in fiscal 2010 compared to 2009 because of the interest expense associated with our 2010 issuance of the Notes. We also expect our interest income to be higher as a result of the investment of the proceeds of that offering pending use.

Income Tax Expense

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Income tax expense	$2,741	$4,076	(32.8)%	$10,180	$11,138	(8.6)%

Our effective tax rate of 42.3% and 37.3% for the three and nine months ended June 30, 2010, was higher than the federal statutory rate of 35% primarily due to a reserve for uncertain tax positions and state income taxes moderated by research and development tax credits and lower foreign income tax rates.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We make estimates and judgments in determining income tax expense for financial statement purposes. We also make estimates and judgments in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

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

Financial Condition

Our total assets increased by 43.0%, or $288.5 million, to $959.4 million at June 30, 2010, from $670.9 million at September 30, 2009. This increase is primarily due to the $245.1 million in cash received from our Notes offering.

Our total current liabilities increased by 9.5%, or $11.9 million, to $137.0 million at June 30, 2010, from $125.1 million at September 30, 2009.

Our additional paid in capital increased by 6.2%, or $40.0 million, to $680.9 million at June 30, 2010, from $640.9 million at September 30, 2009. The increase was primarily due to the equity component of the Notes, the share-based compensation recognized during the periods, and the purchase of stock under our employee stock purchase plan.

Liquidity and Capital Resources

Our available sources of liquidity as of June 30, 2010, consisted principally of cash and cash equivalents totaling $248.0 million.

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of employee salaries, payments to vendors directly related to our services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $24.8 million and $57.2 million for the three and nine months ended June 30, 2010, compared to $18.1 million and $45.6 million for the same periods in 2009. Cash provided by operating activities was primarily affected by changes in working capital accounts for the three and nine months ended June 30, 2010 and 2009.

Cash used in investing activities corresponds with purchases, sales, and maturities of investments, cash outlays for acquisitions, purchases of property and equipment, including leasehold improvements and internal-use software and changes in customer funding liabilities, net of the change in restricted cash. Our investing activities used $188.8 million and $176.1 million for the three and nine months ended June 30, 2010, compared to cash used of $113.5 million and $127.0 million for the same periods in 2009. The net purchases of our short-term investments used $180.4 million and $160.9 million for the three and nine months ended June 30, 2010. Purchases of property and equipment were $5.1 million and $12.8 million for the three and nine months ended June 30, 2010, compared to $3.8 million and $14.3 million for the same periods in 2009. The decrease in customer funding liabilities, net of changes in restricted cash resulted in $3.3 million in cash used for the three months ended June 30, 2010, compared to $19.7 million in cash provided for the same period in 2009. The increase in customer funding liabilities, net of changes in restricted cash resulted in $3.1 million in cash provided for the nine months ended June 30, 2010, compared to $20.9 million for the same period in 2009.

Our financing activities provided $249.3 million and $248.0 million for the three and nine months ended June 30, 2010, compared to $1.6 million in cash provided and $55.6 million in cash used for the same periods in 2009. Net cash provided by financing activities during the three and nine months ended June 30, 2010, included the net proceeds of $245.1 million related to our issuance of the Notes, Note Hedges, and Warrants transactions described below. In addition, financing activities included $54.8 million in cash used for repurchases of our common stock during the nine months ended June 30, 2009.

On March 29, 2010, we terminated a credit agreement with a financial institution that provided for a revolving credit facility for up to $70 million that was set to expire in September 2012. As of March 29, 2010, we were in compliance with all loan covenants under the terms of the credit agreement, and had no outstanding borrowings under the agreement.

In March 2010, we issued Notes, Note Hedges and Warrants. The Notes will mature on April 15, 2015, unless converted earlier. All amounts in connection with the Notes, Note Hedges, and Warrants were settled in cash in April 2010. As of June 30, 2010, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For further information, see Note 8 to the notes to consolidated financial statements.

Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 7.0 million shares of our common stock through January 2011. In December 2009, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2013, and increased the number of shares eligible for repurchase by an additional 2.0 million shares, from 7.0 million shares to 9.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of June 30, 2010, 4.1 million shares remained eligible for repurchase under the Repurchase Program. We did not have any stock repurchases during the three months ended June 30, 2010.

On July 16, 2010, American Express Travel Related Services Company, Inc., exercised a warrant to purchase 1,280 shares of our common stock at an aggregate purchase price of $50.3 million. This warrant was issued to American Express Travel Related Services Company, Inc. in 2008.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our outstanding contractual obligations and commercial commitments as of June 30, 2010

Years ending September 30,	Senior Convertible Notes, including interest	Capital Leases	Operating Leases	Purchase Obligations
2010 (July 1, 2010, through September 30, 2010)	1,797	292	913	1,485
2011	7,187	199	3,614	5,425
2012	7,187	0	3,529	2,034
2013	7,188	0	2,543	446
2014	7,188	0	955	66
2015 and thereafter	291,393	0	431	83

Total	$321,940	$491	$11,985	$9,539

Senior Convertible Notes

As of June 30, 2010, holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principle amount of the Initial Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 8 to the notes to financial statements.

Capital Leases

We lease equipment, some of which is required to be capitalized if it meets certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. Amounts for operating leases do not include certain operating expenses under these leases such as common area maintenance. We also lease office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, Minnesota, Texas and Virginia, and internationally in Australia, China (Hong Kong), Czech Republic, France, Germany, Netherlands, Singapore, and the United Kingdom.

Purchase Obligations

We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding.

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

The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those we deem most important to the portrayal of our financial condition and results of operations, including those that require the most difficult, subjective or complex judgments. Our critical accounting policies include business combinations, revenue recognition, allowances for accounts receivable and income taxes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 6, 2010, Concur Technologies, Inc. was named as one of 41 defendants in a purported patent infringement lawsuit, captioned CEATS, Inc. v. Continental Airlines, Inc., et al., in the United States District Court for the Eastern District of Texas. The complaint alleges infringement by the defendants of seven patents generally related to seat selection and reservation systems under the Patent Laws of the United States of America, 35 U.S.C. §§ 1 et seq., including 35 U.S.C. § 271(a), (b), (c), and/or (f). The plaintiff seeks injunctions enjoining the defendants from the alleged infringement and damages in an unspecified amount. We believe this lawsuit is without merit and intend to defend against it vigorously.

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

We generated 94% of our total revenues for the three months ended June 30, 2010, from four solutions—Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to constitute a large percentage of our total revenues as we continue to expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future.

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

Our financial performance depends, in part, on the state of the economy, which deteriorated in the recent broad recession, and which may deteriorate in the future. Declining levels of economic activity typically lead to declines in corporate spending on travel, fewer travel and expense transactions, lower information technology spending, and deceased revenue for us. The core factors that affect customer usage and therefore our subscription revenue are unemployment, recession-driven attrition through business failure or acquisition, and travel budget cutbacks. The contraction in the global economy appears to be lingering, and continuing weakness or worsening economic conditions, as well as increased volatility of foreign exchange rates, or impairment of our goodwill and other assets, may further adversely affect our business and operating results. If unfavorable economic conditions continue or worsen, our business, operating results and financial condition could be materially and adversely affected.

We face significant competition from companies with longer operating histories and greater resources than we have, and our business will suffer if we fail to compete effectively.

Our principal direct competition comes from independent vendors of corporate travel and expense management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to ours along with their suites of other products and services. Some of these competitors may offer services similar to ours at a greatly reduced price in order to achieve greater sales of other services. Many of our competitors have longer operating histories; more financial, technical, marketing and other resources; greater name recognition; and more customers for their products and services than we do. Some of our competitors, particularly major financial institutions and enterprise resource planning software vendors, have well-established relationships with our current and potential customers, as well as with systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products, or better withstand economic downturns. We also compete with the internal development efforts of potential customers and, at times, have to overcome their reluctance to move away from existing paper-based systems. In addition, we anticipate the entrance of new competitors in the future. This competitive landscape may make it difficult for us to achieve our objective of increasing the number of our customers and expanding our role in the travel supply chain. Increased competition may also result in price reductions, reduced gross margins and change in market share and could have a material adverse effect on our business, financial condition and results of operations.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter, and if they fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	general economic and market conditions;

•	the evolving demand for our solutions;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of large contracts or contract terminations;

•	changes in mix of our offerings;

•	the mix of sales channels through which our solutions are sold;

•	costs of developing new products and enhancements;

•	our ability to adequately provide software solutions on-demand;

•	foreign currency fluctuations; and

•	global political conditions.

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

Our international operations are an increasingly important part of our business. Revenues from customers located outside the United States represented 13% of total revenues for the three months ended June 30, 2010. In addition, a portion of our United States revenue reflects utilization of our services outside of the United States by customers located in the United States. We expect international revenues as a percentage of our total revenues to increase. Our international operations are subject to many difficulties and incremental costs, including:

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

Our success depends, in part, upon our proprietary technology, processes, trade secrets and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. Although we have six patent applications pending in various countries, we do not own any issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. We provide our licensed customers with access to object code versions of our software and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. In 2010, we were named as a defendant in a purported patent infringement lawsuit related to patents generally related to seat selection and reservation systems. Any such claims could have a material adverse effect on our business, results of operations and financial condition. Even if we defend ourselves successfully, the management distraction in dealing with such lawsuits may be sufficiently severe that our results are harmed. In addition, over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we cannot assure you that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

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

We have increased our indebtedness.

In April 2010, we completed an offering of $287.5 million aggregate principal amount of our senior convertible notes due in 2015, as a result of which we incurred approximately $287.5 million principal amount of new indebtedness that we may be required to repurchase at maturity in 2015 or upon the occurrence of certain fundamental changes involving us. This indebtedness could, among other things:

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

The conversion of some or all of our outstanding senior convertible notes due in 2015 will dilute the ownership interest of existing stockholders to the extent we deliver newly-issued shares of common stock upon conversion. Holders of such notes may convert them on or after January 15, 2015, until the close of business on the second scheduled trading day immediately preceding the maturity date of such notes. We expect to satisfy our conversion obligation by delivering cash and potentially shares of common stock. Prior to January 15, 2015, conversion of such notes is subject to satisfaction of certain conditions. Any sales in the public market of shares of common stock issued upon conversion of such notes could adversely affect trading prices of our common stock. In addition, the existence of such notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or anticipated conversion of such notes into shares of our common stock could depress the price of our common stock.

The note hedges and warrants may affect the value of our common stock.

In connection with our offering of senior convertible notes due in 2015, we entered into note hedges covering approximately 5 million shares of our common stock. We also sold warrants to acquire up to approximately 5.5 million shares of our common stock at an initial strike price of $73.29. The note hedges are intended to reduce the potential economic dilution to our common stock upon conversion of the senior convertible notes. However, the warrants could have a dilutive effect, if the market price per share of our common stock exceeds the strike price of the warrants. The counterparties to our note hedges and warrants are likely to enter into or unwind various derivatives with respect to our common stock, or purchase or sell shares of our common stock or other securities linked to or referencing our common stock in secondary market transactions prior to the maturity of the senior convertible notes. These activities could adversely affect the value of our common stock.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

4.01	Indenture, dated as of April 6, 2010, between Concur Technologies, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	000-25137	April 7, 2010	4.1	—

4.02	Form of Base Convertible Bond Hedge Transaction Confirmation	8-K	000-25137	April 5, 2010	99.2	—

4.03	Form of Base Warrant Transaction Confirmation	8-K	000-25137	April 5, 2010	99.3	—

4.04	Form of Additional Convertible Bond Hedge Transaction Confirmation	8-K	000-25137	April 5, 2010	99.4	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

4.05	Form of Additional Warrant Transaction Confirmation	8-K	000-25137	April 5, 2010	99.5	—

10.01	Purchase Agreement, dated March 30, 2010, among Concur, Goldman, Sachs & Co. and Deutsche Bank Securities Inc.	8-K	000-25137	April 5, 2010	99.1	—

10.02	Offer Letter, dated May 3, 2010, by and between Concur Technologies, Inc. and Frank Pelzer	8-K	000-25137	May 4, 2010	99.1	—

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, formatted in XBRL.**	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.
**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, formatted in XBRL: (i) Consolidated Income Statements, (ii) Consolidated Balance Sheets, (iii) Consolidated Stockholders’ Equity Statements (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2010

CONCUR TECHNOLOGIES, INC.

By	/S/ FRANK PELZER
Frank Pelzer
Chief Financial Officer principal financial officer and duly authorized signatory

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

4.01	Indenture, dated as of April 6, 2010, between Concur Technologies, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	000-25137	April 7, 2010	4.1	—

4.02	Form of Base Convertible Bond Hedge Transaction Confirmation	8-K	000-25137	April 5, 2010	99.2	—

4.03	Form of Base Warrant Transaction Confirmation	8-K	000-25137	April 5, 2010	99.3	—

4.04	Form of Additional Convertible Bond Hedge Transaction Confirmation	8-K	000-25137	April 5, 2010	99.4	—

4.05	Form of Additional Warrant Transaction Confirmation	8-K	000-25137	April 5, 2010	99.5	—

10.01	Purchase Agreement, dated March 30, 2010, among Concur, Goldman, Sachs & Co. and Deutsche Bank Securities Inc.	8-K	000-25137	April 5, 2010	99.1	—

10.02	Offer Letter, dated May 3, 2010, by and between Concur Technologies, Inc. and Frank Pelzer	8-K	000-25137	May 4, 2010	99.1	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, formatted in XBRL.**	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.
**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, formatted in XBRL: (i) Consolidated Income Statements, (ii) Consolidated Balance Sheets, (iii) Consolidated Stockholders’ Equity Statements (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.