Form 10-K
period 2010-09-30
CONCUR TECHNOLOGIES INC
filed 2010-11-18
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2010, as reported by The NASDAQ Global Select Market on that date: $1,725,812,757

Number of shares of the registrant’s common stock outstanding as of November 12, 2010: 52,406,253

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the its Annual Meeting of Shareholders, which is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended September 30, 2010, are incorporated by reference into Part III of this report.

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

Overview

Concur Technologies, Inc. is a leading global provider of on-demand Employee Spend Management solutions. We refer to Concur Technologies, Inc. as “Concur,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K. Our software solutions enable organizations to control costs by automating the processes used to manage employee spending. Our solutions unite online travel procurement with automated expense reporting and optimize the process of collecting, submitting, tracking and paying supplier invoices and check requests. Our unified approach to managing these processes provides our customers with visibility into their employee spending, which helps to analyze trends, influence budget decisions, improve forecasting, and monitor and enforce compliance with corporate policies and external regulations, including the Sarbanes-Oxley Act. We believe the market for our solutions is still emerging and that the vast majority of businesses in the United States still employ manual processes for expense management.

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

We sell our solutions and services primarily on a subscription basis and deliver them on-demand. As of September 30, 2010, we had over 10,000 customers in over 100 countries.

We were incorporated in the state of Washington in 1993 and commenced operations during 1994. We reincorporated in the state of Delaware and completed our initial public offering of common stock in 1998. Our executive offices are located at 18400 NE Union Hill Road, Redmond, WA 98052 and our telephone number is (425) 702-8808.

The Employee Spend Management Market

Employee spending on business travel and related expenses constitutes a significant portion of a company’s operating expenses. We believe that these expenses are generally the largest controllable expenses within an organization, after payroll. However, for most companies, the expense management process still involves manual, paper-based processes that are time-consuming, inefficient, costly and prone to error. We believe that the vast majority of businesses in the United States still employ manual processes for expense management and that this represents a substantial market opportunity for solutions that automate the expense reporting and vendor payment processes within a business.

Automated expense management solutions provide customers with the ability to significantly reduce operational costs, streamline business processes and improve internal controls. According to a 2010 report published by the Aberdeen Group, the average cost to process an expense report is over $28 per manual transaction, compared to under $7 per fully-automated transaction. An automated expense management solution also allows organizations to gain visibility into their employee expenses, enforce expense policies and decrease fraud, accelerate reimbursement cycles and improve Sarbanes-Oxley compliance. As a result of these and other factors, we believe that automated expense management solutions will continue to gain adoption.

We believe that the benefits of basic expense management solutions are well recognized. However, most expense management solutions offer limited automation benefits because they are not well integrated into other internal systems or the systems of suppliers and vendors. For example, most enterprises that have implemented an automated expense management solution have also implemented a separate travel procurement tool. Online travel procurement can itself lead to significant savings. Travel and related expenses can account for between 8% and 10% of total operating expenses. However, the lack of integration between travel procurement solutions and expense management solutions result in significant inefficiencies. In such cases, travel is booked through a separate solution and the related expenses are manually input into an expense management solution. These systems may have inconsistent or conflicting corporate policies. This creates inefficiencies, is prone to errors and can lengthen the time to reimbursement and vendor payment. We believe that a fully-integrated travel procurement and expense management solution that efficiently interfaces with the systems of vendors and suppliers can result in significant customer benefits, including:

•	lower corporate travel and entertainment costs;

•	lower costs to procure travel and process expenses;

•	shorter reimbursement and vendor payment cycles;

•	better centralized control of corporate spending, insight and analysis;

•	better compliance with corporate policy and external regulations, such as the Sarbanes-Oxley Act; and

•	enhanced visibility and actionable data that helps drive policies and buying behavior.

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

The Growth of On-demand Software

The on-demand, or software-as-a-service (“SaaS”), model uses the Internet to deliver software applications from a centrally hosted computing facility to end users through a web browser and the Internet. SaaS eliminates the costs associated with installing and maintaining applications within the customer’s information technology infrastructure. As a result, on-demand applications require substantially less initial and ongoing investment in software, hardware and implementation services and lower ongoing support and maintenance. These benefits are equally valuable to large enterprises, which we believe are seeking to shift fixed information technology costs to a variable, utility model, and small businesses that cannot afford the costs and risks of large upfront software application investments. We believe that providers of on-demand software also benefit significantly. Since they typically deliver the same version of their applications to all of their customers, they can focus their resources on delivering new innovations, as opposed to maintenance of older versions. In addition, because their software can be deployed to large and small markets with equal effectiveness, they are able to address a much larger market than on-premise vendors.

The SaaS model effectively provides the automation of more sophisticated business processes in a more cost effective manner. To date, the SaaS model has been applied to a variety of types of software, including customer relationship management, security, accounting, human resources management, messaging and others, and it has been broadly adopted by a wide variety of businesses. The SaaS model is particularly well-suited to delivery of applications, such as our Employee Spend Management solutions, that are widely deployed within an organization and benefit from integration with a variety of internal and external data sources.

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

We provide our software solutions primarily on a subscription basis, which offers distinct advantages to customers compared to traditional software licensing. Subscription customers pay a one-time set up fee and recurring usage fees, reducing the financial risk of large up-front costs and maintenance of traditional on-premises enterprise software licensing. In addition, we maintain the hardware and other infrastructure necessary to deliver reliable, secure and scalable performance, which reduces the burden on the customer’s internal information technology organization. In general, our on-demand services enable companies to access and consume technology in a way that is similar to how they consume other goods and services: customers access the services they need in a cost effective and scalable manner.

Our solutions are designed to accommodate a wide range of customer business needs, technical requirements and budget objectives for businesses of all sizes worldwide. To that end, we offer flexible solutions that range from highly-configurable to standardized. Our software solutions include:

Concur® Travel & Expense

Concur Travel & Expense fully integrates online travel booking with automated expense reporting to provide one unified end-to-end corporate travel procurement and expense reporting experience. We believe Concur Travel & Expense is the most effective solution available for providing a single seamless process for managing travel procurement and expense reporting within a business. In addition, Concur Travel & Expense reconciles transaction data from three trusted sources—itinerary data captured at the time of booking, corporate card charges incurred during travel, and electronic receipts captured directly from the supplier—to create a “Smart Expense™ that is used to automatically fill in the details of the expense report as travel occurs. Smart Expense makes One Touch Business Travel™—in which the click that books the travel reservation begins the expense reporting process—a reality by significantly reducing the need to edit or audit expense reports. Concur Travel & Expense also leverages Concur® Connect, the global program that connects suppliers from around the world to over $35 billion of spending driven by our more than 10,000 clients. By participating in this program, travel suppliers are able to provide our clients with direct access to their travel inventory. Once travel is completed, these participating suppliers can deliver complete electronic folio data in the form of e-receipts directly into the traveler’s expense report. A complete listing of our direct connect and e-receipt vendors can be found at http://www.concur.com/about/partners/travel-supplier/.

Concur® Expense

Concur Expense automates, simplifies, reduces the cost of, and improves internal controls associated with, the travel and entertainment expense management process. Concur Expense automates each step of the expense management process, from expense report preparation and approval to business policy compliance, reimbursement and data analysis. Concur Expense provides the process and information that enables management to reduce manual processing, improve internal controls, increase business policy compliance, speed up reimbursement and increase expense report accuracy.

Our intuitive, easy-to-use interface makes the creation of expense reports fast, while reducing errors and improving policy compliance. Corporate charge or credit card information automatically populates the expense report with key information, such as transaction date, type, vendor, location, method of payment, amount and currency conversion. In addition, the service can electronically capture, store and retrieve employee receipts, which reduces the costs of handling paper receipts. Imaged receipts can be associated with the relevant expense report and viewed online throughout the approval, payment, and audit processes. Customers determine how expense reports should be processed based on configurable workflow rules, and reports are automatically routed for approval based on cost center, dollar limit or other criteria. Items that are not compliant with corporate policy can be flagged for review, significantly reducing review time. Once approved, the report is forwarded to the next phase in the process or to the customer’s accounting department and the user is notified of the action. Concur Expense also includes report authoring features to help customers analyze, manage and reduce corporate expenses.

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

Concur® Cliqbook Travel

Concur Cliqbook Travel is our online travel management solution that automates corporate travel procurement and processing. Concur Cliqbook Travel offers employees a powerful online corporate travel procurement solution that is tailored specifically to corporate policies and preferred vendors. Concur Cliqbook Travel enables customers to search for travel data from multiple sources, including consolidators, direct connections to travel service providers, and Internet-only sources. It delivers robust online procurement, reporting and agency support, making the travel procurement process quick, easy and more affordable.

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

Concur® Breeze

Concur Breeze is a simple, cost-efficient expense reporting solution designed specifically for small businesses. This powerful yet intuitive online solution is quick and easy to set up. Concur Breeze helps save time, reduce errors and manage cash flows.

Ulysse Travel & Expense

In August 2009, Concur acquired Etap-On-Line, a provider of business travel and expense management solutions headquartered in Paris, France. The Etap-On-Line product, Ulysse Travel & Expense, is an on-demand solution that offers control and flexibility for expense management through a modular design that allows clients to implement our travel and management solutions in stages at their own pace. Other features include integration to existing back office systems, multicurrency and multilingual support (available in Dutch, English, French, German, Italian and Spanish), and integration to corporate card suppliers and travel management companies.

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

Concur® Connect

Concur Connect is a global program that connects suppliers from around the world to over $35 billion of spend driven by Concur’s more than 10,000 clients. By participating in this program, travel suppliers are able to provide Concur Cliqbook Travel or Concur Travel & Expense users with direct access to their travel inventory. Once travel is completed, participating suppliers can deliver complete electronic folio data in the form of e-receipts directly into the traveler’s expense report. A complete listing of our direct connect and e-receipt vendors can be found at http://www.concur.com/about/partners/travel-supplier.

Concur® Advantage

Concur Advantage is an extended set of client services providing organizations with a supplemental level of assistance, expertise or support when needed. Whether it’s a one-time specialized need, or ongoing requirements, Concur Advantage allows clients to select the added level of assistance that best meets their needs. Concur Advantage services include consulting, customized education, configuration, and managed services.

Concur® Mobile

Concur® Mobile extends our platform for developers and travel partners to provide employees with choices, information and easy tools so they can make informed decisions about their business travel and purchases. We utilize robust and flexible mobile application and web services technology to extend the power of our on-demand travel and expense management services to popular smart phones and mobile devices, including Android, BlackBerry, iPhones and iPad. By seamlessly connecting to our travel and expense management solutions, our mobile application helps drive compliance and minimize program leakage by delivering access to in-policy travel choices and accurately capturing the resulting spend. The mobile application is available for download from app stores at no additional charge for Concur customers.

We are also delivering on our vision of giving the mobile workforce greater flexibility in managing their travel and expenses by expanding our partner program, Concur Connect, to include third-party mobile solutions that complement our travel and expense solutions and that provide our customers with access to services that may not be available through traditional travel programs. As part of the program, we have introduced mobile APIs and Web services that allow partners and other third-party developers to integrate their mobile applications with Concur solutions. For partners, these new tools will provide value across their business, helping improve reach and driving new opportunities. By extending our mobile platform, we can provide greater local, global and premium content to travelers conveniently through a mobile device. In addition, our travel management business partners can help drive compliance and minimize program leakage by making our mobile application available to their customers, thereby ensuring that mobile transactions stay within their managed travel services.

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

Broaden Our Service Offerings. Over the past several years, we have developed new solutions and features, such as Concur Travel & Expense featuring Smart Expense that drives One Touch Business Travel, Concur Invoice, Concur Pay, Concur Audit, and Concur Intelligence. We intend to continue to develop and deliver new solutions and features that enhance or expand the value of our current offerings to our customers. We may also acquire companies with complementary products and technologies that we believe will enhance our suite of services.

Cross-Sell New Service Offerings to Our Existing Customers. We develop close relationships with our customers by automating and streamlining their corporate travel and expense management processes and enabling them to lower the cost of managing their second largest controllable expense. For 2010, our customer retention rate for subscription services exceeded 96%. We intend to leverage our strong relationships with customers to cross-sell new offerings to them.

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

In 2008, we entered into a strategic alliance with American Express Travel Related Services Company, Inc., which we refer to as American Express, in order to expand our market presence and broaden our distribution capacity. Through this alliance, we exclusively promote American Express’s Corporate Cards to our clients and American Express exclusively promotes Concur® Expense to its corporate clients and prospects worldwide. In connection with this transaction, American Express purchased 6.4 million shares of newly issued Concur common stock and received a warrant to purchase additional shares of common stock, under which American Express purchased 1.28 million shares of our common stock in July 2010 at an aggregate purchase price of $50.3 million.

In 2010, we entered into a strategic alliance with Amadeus IT Group, S.A., a leading global technology and distribution partner to the travel industry, to bring key technologies together for a combined travel and expense management solution and to extend the market reach of each company’s core offerings.

Customers

As of September 30, 2010, we have sold our on-demand software and services to more than 10,000 companies in over 100 countries. Our customers range from large global public companies with more than 200,000 employees to smaller, single-location private companies. No single customer accounted for more than 10% of our total revenues for 2010, 2009 or 2008.

Sales and Marketing

We market and sell our solutions worldwide through our direct sales organization, through indirect distribution channels such as our strategic reseller and referral partners and through our website.

Our direct sales organization has field sales professionals located in metropolitan areas throughout the United States, Canada, Europe, Australia and Asia. Direct telemarketing representatives based at our headquarters in Redmond, Washington and at our service center in Prague, Czech Republic support the field sales force through lead-generation and lead-tracking activities. We also have a number of marketing referral alliances that provide our sales force with prospect leads. Our direct sales efforts involve contact with multiple decision makers, frequently including the prospective customer’s chief financial officer, vice president of finance, controller, accounts payable manager and corporate travel manager.

Our indirect distribution channels consist of strategic relationships with a number of reseller and referral partners, which include companies such as American Express, a leading issuer of corporate cards and corporate purchasing solutions and provider of travel management services; Amadeus IT Group, S.A., a leading global technology and distribution partner to the travel industry; ADP, Inc., a subsidiary of Automatic Data Processing, Inc., a global payroll solutions and computing services provider; BCD Travel, a leading corporate travel management company; and other travel management companies.

Our marketing programs are designed to increase awareness of our solutions within our target markets, and to extend the competitive advantage of our Employee Spend Management services. These efforts are specifically targeted to accounting, finance, information technology and procurement and travel executives.

We engage in a variety of marketing activities, including e-mail and direct mail campaigns, co-marketing strategies designed to leverage existing strategic relationships, website marketing, seminars and “webinars,” public relations campaigns, speaking engagements and forums and industry analyst visibility initiatives. We participate in and sponsor finance and shared-services conferences and demonstrate and promote our products at trade shows targeted to accounting, finance, information technology, travel executives and small and mid-size businesses.

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

We rely on a combination of copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. For example, to protect our proprietary information, we enter into services and licensing agreements with our customers and nondisclosure agreements with certain of our employees, consultants, corporate partners, customers and prospective customers, which include restrictions on the disclosure, use and transfer of our proprietary information. We also employ various physical security measures to protect our software source codes, technology and other proprietary information. We have one issued patent and five patent applications pending in various countries.

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

We own trademarks and registered trademarks for our various products and services and attempt to ensure we protect all necessary intellectual property rights. Concur, the Concur logo, Concur Expense, Concur Travel & Expense, Cliqbook, Concur Cliqbook Travel, Concur Invoice, Concur Audit, Concur Pay, Concur Intelligence, Concur Mobile, Concur Breeze, Concur Advantage, Concur Connect, Concur ExpenseLink, Concur Travel Manager, Smart Expense, One Touch Business Travel, and Ulysse Travel & Expense are trademarks or registered trademarks of Concur or its affiliates. Other names or brands appearing in this report may be claimed as the property of others. Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

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

We believe our customers consider the following factors when evaluating us against our competition:

•	investment in innovation;

•	speed and ease of implementation;

•	product functionality;

•	greater financial, technical, marketing and other resources;

•	quick response time to new or emerging technologies and changes to customer requirements;

•	ease of use and rates of user adoption;

•	global presence;

•	performance, security, scalability, flexibility and reliability of the service;

•	ease of integration with existing applications;

•	quality of customer support;

•	availability and quality of implementation, consulting and training services; and

•	name recognition and brand awareness.

While we believe that we measure favorably regarding the above factors, some of our competitors may offer services similar to ours at a greatly reduced price in order to achieve greater sales of other services. A number of our competitors also have longer operating histories; more financial, technical, marketing and other resources; greater name recognition; and more customers for their products and services than we do. Certain of our competitors have well-established relationships with our current and potential customers, as well as with other vendors and service providers with whom we have business relationships. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products, or better withstand economic downturns. In addition, we anticipate the entrance of new competitors in the future. This competitive landscape may make it difficult for us to achieve our objective of increasing the number of our customers and expanding our role in the travel supply chain.

Employees

As of September 30, 2010, we had over 1,200 full-time employees. We consider our relations with our employees to be good.

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

We depend on sales of a relatively small number of our solutions for a substantial majority of our revenues, and decreased demand for any of those solutions could substantially harm our revenues.

We generated 94% of our total revenues for 2010 from four solutions—Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to constitute a large percentage of our total revenues as we continue to expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future.

If the market for integrated travel and expense services develops more slowly than we expect it to, our future revenue and profitability will be harmed.

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

Unfavorable economic conditions may continue or worsen, affecting our business, financial condition and operating results.

Our financial performance depends, in part, on the state of the economy, which deteriorated in the recent broad recession, and which may deteriorate in the future. Declining levels of economic activity typically lead to declines in corporate spending on travel, fewer travel and expense transactions, lower information technology spending, and deceased revenue for us. The core factors that affect customer usage and therefore our subscription revenue are unemployment, recession-driven attrition through business failure or acquisition, and travel budget cutbacks. The contraction in the global economy appears to be lingering, and continuing weakness or worsening economic conditions, as well as increased volatility of foreign exchange rates, or impairment of our goodwill and other assets, may further adversely affect our business and operating results. If unfavorable economic conditions continue or worsen, our business, financial condition and operating results could be materially and adversely affected.

We face significant competition from companies with longer operating histories and greater resources than we have, and our business, financial condition and operating results will suffer if we fail to compete effectively.

Our principal direct competition comes from independent vendors of corporate travel and expense management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to ours along with their suites of other products and services. Some of our competitors may offer services similar to ours at a greatly reduced price to achieve greater sales of other services. Many of our competitors have longer operating histories; more financial, technical, marketing and other resources; greater name recognition; and more customers for their products and services than we do. Some of our competitors, particularly major financial institutions and enterprise resource planning software vendors, have well-established relationships with our current and potential customers, as well as with systems integrators and other vendors and service providers. Our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products, or better withstand economic downturns. We also compete with the internal development efforts of potential customers and, at times, have to overcome their reluctance to move away from existing paper-based systems. In addition, we anticipate the entrance of new competitors in the future. This competitive landscape may make it difficult for us to achieve our objective of increasing the number of our customers and expanding our role in the travel supply chain. Increased competition may also result in price reductions, reduced gross margins and change in market share and could have a material adverse effect on our business, financial condition and operating results.

We depend on strategic relationships with reseller and referral partners, so if we do not maintain our existing strategic relationships or enter into new strategic relationships, our revenues could decline.

We depend on strategic reseller and referral relationships to offer products and services to a larger customer base than we can reach through our current direct sales, telesales and internal marketing efforts. Some of our strategic reseller and referral partners are in early stages of operation and, accordingly, it is not certain whether our partners will be able or willing to expend the required effort and resources to market our products and services successfully or provide the volume and quality of orders and lead referrals that we expect. To expand our market presence and broaden our distribution capacity, in 2008, we entered into a strategic referral relationship with American Express Travel Related Services Company, Inc., and we realized our first customer additions as a result of that relationship in 2009. In 2010, we announced the participation of Concur Breeze, our expense management service for small and mid-sized businesses, in Google’s application marketplace. We believe that application marketplaces such as Google’s will be an important channel for the small business market. If we are unable to effectively utilize this channel, or competitors utilize this channel more effectively, our future growth prospects may be adversely affected.

Our success depends in part on the ultimate success of our strategic reseller and referral partners and their ability to market our products and services successfully. Some of our partners have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our partners have multiple strategic relationships and they may not regard us as significant for their businesses. Our partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our partners also may impair our ability to enter into other desirable strategic relationships. Further, unfavorable global economic conditions may hurt our partners, making them less effective or causing them to modify or cancel their relationships with us.

If we are unable to maintain our existing strategic relationships or enter into new ones, we would have to devote substantially more resources to the distribution, sales and marketing of our products and services, which would increase our costs and decrease our earnings.

Our operating results depend on our ability to grow our subscription services.

Our costs of providing subscription services are relatively fixed in the short term, so we may not be able to adjust expenses quickly enough to offset slowdowns in subscription sales. In addition, delays in deployment of our subscription services may prevent us from recognizing subscription revenue for indeterminate periods of time, even when we have already incurred costs relating to the deployment. Further, we may experience unanticipated increases in costs associated with providing our subscription services to customers over the term of our customer contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results. If our customers cannot make payments or gain access to credit to make payments, they may be forced to cancel existing subscriptions for our products and services. Some of our sales contracts contain cancellation provisions and, if cancelled, could result in us recognizing substantially less revenue than the aggregate value of those contracts over their terms. If customers terminate subscription agreements before the end of their respective terms, or if we are not able to renew such agreements, our operating results could be adversely affected.

We depend on our relationships with travel suppliers, so adverse changes in our existing relationships could adversely affect our business, financial condition and operating results.

An important component of our business success is our ability to maintain and develop relationships with travel suppliers. Adverse changes in existing relationships, including any impact of the economic recession on the businesses of those suppliers, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect our business, financial condition and operating results.

If our customers have concerns over the scalability or security of our products, they may not continue buying our products and our revenues will decline.

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

Privacy concerns could result in regulatory changes that may impose additional costs and liabilities on us and limit our use of information.

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

In addition, we engage third party facility providers for our Web hosting facilities and related infrastructure that is essential for our subscription services. Our service to customers could be interrupted in the event of a natural disaster, by a hosting provider decision to close a facility or terminate operations or by other unanticipated problems. Similarly, we use third-party telecommunications providers for Internet and other telecommunication services. We also rely heavily on our own and third-party financial, accounting, and other data processing systems, as well as various financial institutions to perform financial services in connection with our operations and our services offerings, such as providing depository services and executing Automated Clearing House and wire transfers as part of our expense reimbursement services. Any of these third-party providers may fail to perform their obligations adequately, and any of these third-party systems may fail to operate properly or become disabled for varying periods of time, causing business interruption, system damage, or inability to process funds on behalf of our customers, which could reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions, cause other liability to customers, or cause regulatory intervention or damage to our reputation.

Our quarterly revenues and operating results may fluctuate, and if we fail to meet the expectations of investors or public market analysts, our stock price could decline substantially.

Our revenues and operating results may fluctuate significantly from quarter to quarter, and if they fall below the expectations of investors or public market analysts, the price of our common stock could substantially decline. Factors that might cause quarterly fluctuations in our operating results include:

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

We have acquired and invested in other companies from time to time, and we may acquire or invest in other companies, products or technologies in the future. Our most recent acquisition, for example, occurred in August 2009, when we acquired Etap-On-Line, a provider of business and travel expense management solutions based in Paris, France to expand our presence in the European market.

We may not realize the anticipated benefits of our acquisitions or investments to the extent that we anticipate, or at all. We may issue additional equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders and affect the trading price of the notes. If any acquisition or investment is not perceived as ultimately improving our financial condition and operating results, our stock price may decline. In addition, we may have unanticipated costs or liabilities from our acquisitions or investments and may not be able to retain key employees from acquired businesses. The value of acquired businesses or investments may decline due to market conditions or adverse developments in the acquired business, as a result of factors such as the performance of the business relative to its business plan, revenue and cost trends, its liquidity and cash position, and market acceptance of its products.

Our ability to integrate acquisitions may affect our business, financial condition or operating results.

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

To the extent that these challenges are not effectively overcome, our future business, financial condition or operating results may be adversely affected.

The growth of the international component of our business subjects us to additional management challenges and incremental costs associated with foreign operations.

Our international operations are an increasingly important part of our business. Revenues from customers located outside the United States represented 13% in 2010. In addition, a portion of our United States revenue reflects utilization of our services outside of the United States by customers located in the United States. We expect international revenues as a percentage of our total revenues to increase. Our international operations are subject to many difficulties and incremental costs, including:

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

Our ability to sell our solutions into international markets will depend on our ability to develop and support solutions that incorporate the tax laws, accounting practices and currencies of applicable countries. Our international operations also involve foreign currency risks for us. Most of our revenues are denominated in United States dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. Unfavorable economic conditions have been accompanied by increased foreign currency exchange rate volatility. We currently do not engage in foreign exchange hedging activities and, therefore, our international revenues and expenses are currently subject to the risks of foreign currency fluctuations.

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

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported financial results.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor views of us and the value of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In the past, we have experienced a material weakness in our internal controls, and we may discover material weaknesses in our internal controls in the future. Any failure to maintain or implement required controls could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in the trading price of our stock.

Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules subsequently implemented by the SEC and The NASDAQ Stock Market have imposed a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. In addition, the SEC and Congress are proposing additional significant corporate governance-related rules. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Our failure to adequately comply could subject us to liability, costly regulatory or other investigations, claims or litigation.

Our lengthy sales cycle could cause our operating results to vary significantly.

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

If we do not successfully develop or introduce new products or enhancements to existing products, or successfully integrate acquired products and services with our offerings, we may lose existing customers or fail to attract new customers and our financial performance and revenue growth may suffer.

Our financial performance and revenue growth depends upon the successful development, introduction and customer acceptance of new and enhanced versions of our software solutions and on our ability to integrate products and services that we acquire into our existing and future solutions. We have experienced delays in the planned release dates of enhancements to our solutions and we have discovered errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products and services, or customer claims, including, among other things, warranty claims against us, any of which could cause us to lose existing customers or affect our ability to attract new customers. If we do not deliver new product versions, upgrades or other enhancements to existing products and services on a timely and cost-effective basis, we may lose existing customers or may not be able to attract new customers. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to develop new solutions successfully, or to introduce and gain market acceptance of new solutions in a timely manner.

If our products and services do not keep pace with technological change, our sales could decline and our business could be harmed.

We must continually modify and enhance our software solutions to keep pace with changes in hardware and software platforms, database technology, electronic commerce technical standards and other items. As a result, uncertainties related to the timing and nature of new product announcements or introductions, or modifications by vendors of operating systems, back-office applications and browsers and other Internet-related applications, could cause our sales to decline and harm our business.

We rely on third-party software and services that may be difficult to replace.

We license or purchase software and services provided by third parties to offer some of our services and software offerings. Such third-party software and services may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain our rights to use any of these software or services could result in delays in the sale of our services or software offerings until equivalent technology is either developed by us, or, if available, is identified, licensed and integrated, which could harm our business.

Our stock price has experienced high volatility, may continue to be volatile and may decline.

The trading price of our common stock has fluctuated widely in the past and may do so in the future, as a result of many factors. In particular, the stock market as a whole has experienced extreme price and volume fluctuations that affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. Factors that could cause our stock price to fluctuate include:

•	general and industry-specific business, economic and market conditions;

•	the announcement of a merger or acquisition;

•	fluctuations in our actual and anticipated operating results;

•	changes in our earnings estimates, or other information published by analysts;

•	failing to achieve revenue or earnings expectations;

•	volatility inherent in prices of technology company stocks;

•	adverse publicity; and

•	the volume of trading in our common stock, including sales upon exercise of outstanding options.

Securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.

If we fail to attract and retain qualified personnel, our business could be harmed.

Our success depends in large part on our ability to attract, motivate and retain highly qualified personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating and retaining key personnel. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. We also compete for personnel with other software vendors and consulting and professional services companies. Further, changes in applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. We rely on our direct sales force to sell our services and software in the marketplace. We anticipate increasing our direct sales force. There is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were not able to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements. Any inability to hire and retain salespeople or any other qualified personnel, or any loss of the services of key personnel, would harm our business.

Our ability to protect our intellectual property is limited and we have been or may be sued by third parties for alleged infringement of their proprietary rights.

Our success depends, in part, upon our proprietary technology, processes, trade secrets and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. We have one issued patent and five patent applications pending in various countries. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. We provide our licensed customers with access to object code versions of our software and to other proprietary information underlying our software. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. In 2010, we were named as a defendant in a purported patent infringement lawsuit related to patents generally related to seat selection and reservation systems. Any such claims could have a material adverse effect on our business, financial condition and operating results. Even if we defend ourselves successfully, the management distraction in dealing with such lawsuits may be sufficiently severe that our results are harmed. In addition, over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we cannot assure you that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

Provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of Concur.

Provisions of our certificate of incorporation and bylaws, and of Delaware General Corporation Law, may discourage, delay or prevent a change of control of Concur. For example:

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

In addition, the fundamental changes provisions of our outstanding senior convertible notes due in 2015 may delay or prevent a change in control of Concur, because those provisions allow note holders to require us to repurchase the notes upon the occurrence of a fundamental change.

We have increased our indebtedness.

In April 2010, we completed an offering of $287.5 million aggregate principal amount of our senior convertible notes due in 2015, as a result of which we incurred approximately $287.5 million principal amount of new indebtedness that we may be required to repurchase at maturity in 2015 or upon the occurrence of fundamental changes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, reducing the amount of cash flow available for other purposes; and

•	limit our flexibility in planning for and reacting to changes in our business.

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

The note hedges and warrants may adversely affect the value of our common stock.

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

Our principal administrative, sales, marketing and research and development facility is located in Redmond, Washington and consists of 100,000 square feet of office space held under a lease that expires on May 31, 2013. We have an option to renew this lease for an additional five years. As of September 30, 2010, we also leased office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, Minnesota, Texas and Virginia, and internationally in Australia, China (Hong Kong), Czech Republic, France, Germany, Netherlands, Singapore, and the United Kingdom.

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

ITEM 4.	[REMOVED AND RESERVED.]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “CNQR.” The following table shows the range of the high and low sales prices by quarter for years ended September 30, 2010 and 2009, as reported on the NASDAQ Global Select Market:

	High	Low
Year ended September 30, 2010:
Fourth Quarter	$52.17	$41.17
Third Quarter	45.88	37.52
Second Quarter	44.57	37.41
First Quarter	44.01	34.99

Year ended September 30, 2009:
Fourth Quarter	$40.56	$28.21
Third Quarter	34.37	18.55
Second Quarter	34.45	17.82
First Quarter	38.38	19.52

As of September 30, 2010, our common stock was held by 203 stockholders of record.

We have never paid cash dividends on our common stock. We currently intend to retain earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in 2011.

In July 2010, American Express exercised a warrant to purchase 1.28 million shares of our common stock at an aggregate purchase price of $50.3 million. This warrant was issued to American Express Travel Related Services Company, Inc. in 2008. These securities were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

During fiscal 2010 we issued 5.5 million warrants to purchase our common stock. For further information, see Note 8 of the notes to financial statements.

(b) Not applicable,

(c) Stock Repurchase Program. Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 7.0 million shares of our common stock through January 2011. In December 2009, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2013, and increased the number of shares eligible for repurchase by an additional 2.0 million shares, from 7.0 million shares to 9.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of September 30, 2010, 4.1 million shares remained eligible for repurchase under the Repurchase Program. We did not have any stock repurchases during the three months ended September 30, 2010.

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

All amounts are reported in thousands, except for per share data.

	Year ended September 30,
	2010	2009	2008	2007	2006
Income Statements:
Revenue	$292,936	$247,596	$215,491	$129,107	$97,145

Expenses (1):
Cost of operations	81,941	72,928	68,378	43,711	37,846
Sales and marketing	95,990	73,459	59,912	34,154	22,907
Systems development and programming	27,997	25,295	22,974	15,866	12,445
General and administrative	38,811	30,300	31,371	18,759	14,458
Amortization of intangible assets	7,224	6,396	6,196	2,965	2,420

Total expenses	251,963	208,378	188,831	115,455	90,076

Operating income	40,973	39,218	26,660	13,652	7,069

Other income (expense):
Interest income	2,017	2,149	1,720	897	512
Interest expense	(9,297)	(481)	(1,417)	(1,240)	(962)
Other, net	(1,049)	(598)	(486)	231	72

Total other (expense) income, net	(8,329)	1,070	(183)	(112)	(378)

Income before income tax	32,644	40,288	26,477	13,540	6,691

Income tax expense (benefit)	12,063	14,611	9,293	5,315	(27,465)

Net income	$20,581	$25,677	$17,184	$8,225	$34,156

Net income per share available to common stockholders:
Basic	$0.41	$0.53	$0.39	$0.22	$0.97
Diluted	0.39	0.50	0.35	0.20	0.87

Weighted average shares used in computing net income per share:
Basic	50,141	48,652	44,607	37,443	35,056
Diluted	53,090	51,740	48,459	41,033	39,150

(1)Includes share-based compensation as follows:
Cost of operations	$2,442	$1,829	$1,688	$1,304	$1,200
Sales and marketing	9,772	5,517	3,404	1,894	1,608
Systems development and programming	2,597	1,815	1,149	883	467
General and administrative	4,796	3,011	2,738	1,671	1,584

Total share-based compensation	$19,607	$12,172	$8,979	$5,752	$4,859

	September 30,
	2010	2009	2008	2007	2006
Balance Sheets:
Cash and cash equivalents	$329,098	$119,185	$267,725	$168,835	$16,334
Total assets	1,043,754	670,885	641,019	345,482	181,319
Senior convertible notes, net	228,128	0	0	0	0
Deferred rent and other long-term liabilities	1,149	1,800	3,454	7,797	16,348
Stockholders’ equity	638,783	521,330	534,538	284,360	117,394

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Financial Statements and Supplementary Data that are included in Item 8 of this report. Also, the discussion of Critical Accounting Policies and Estimates in this section is an integral part of the analysis of our results of operations and financial condition. We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. For convenience, in this report we refer to our fiscal years as “2008,” “2009,” “2010” and “2011.”

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

On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. and its subsidiaries, including Gelco Information Network, Inc. (“Gelco Acquisition” or “Gelco”). Gelco provides a flexible on-demand expense management solution that enables organizations to control costs by gaining processing efficiencies, capturing spending data for analysis and ensuring policy compliance. Gelco offers different levels of outsourcing and is capable of providing a full range of services to streamline the expense management process, including expense data capture, multi-currency reimbursement, card payment processing, reporting and analysis, receipt imaging, and management and auditing.

On August 1, 2009, we completed the acquisition of Etap-On-Line (“Etap Acquisition”). Etap-On-Line is a leading European provider of business travel and expense management solutions, based in Paris, France. The Etap Acquisition has strengthened our operations and client base in the European market.

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

Our strategic focus in 2011 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in 2011 compared to 2010 due to anticipated growth in demand. We expect our sales and marketing expenses to increase on both an absolute basis and as a percentage of revenues in 2011 compared to 2010, primarily reflecting our continued emphasis on growing our sales and marketing personnel to support expected demand and create additional awareness in our target market.

We operate in and report on one segment, which is on-demand Employee Spend Management solutions.

Revenues

Revenues. Revenues consist primarily of fees paid for subscription services. To a much lesser degree, revenues also include the amortization of set-up fees paid to us in connection with subscription services. Revenues are affected by pricing, the number of new customers, customer contract durations and our customer retention rate.

International Revenues. Revenues from customers outside the United States represented 13%, 10% and 11% of total revenues for 2010, 2009 and 2008. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets due to our Etap Acquisition, our investment in global distribution and increased global awareness of our products. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our total revenues.

Operating Expenses

Cost of Operations. Cost of operations expenses consist primarily of personnel costs and related expenses and allocated overhead costs (including depreciation, occupancy, insurance, telecommunications and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services. Cost of operations expenses also include co-location and related telecommunications costs, fees paid to third parties for referrals, resale arrangements, royalties, and amortization of deferred set-up costs that we incur in connection with our subscription services.

Sales and Marketing. Sales and marketing expenses consist of personnel costs (including sales commissions) and related expenses and allocated overhead costs associated with our sales and marketing personnel, miscellaneous sales and marketing costs, such as advertising, trade shows and other promotional activities.

Systems Development and Programming Costs. Systems development and programming costs consist of personnel costs and related expenses and allocated overhead costs associated with employees and contractors engaged in software engineering, program management and quality assurance.

General and Administrative. General and administrative expenses consist of personnel costs and related expenses and allocated overhead costs, all associated with employees and contractors in accounting, finance, human resources, legal and facilities, as well as miscellaneous costs, such as professional fees and public company regulatory compliance costs.

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

Results of Operations

Fiscal years 2010 and 2009

Revenues.

	Year Ended September 30,		Variance Dollars
	2010	2009
Revenues	$292,936	$247,596	$45,340

	Year Ended September 30,
	2010	%	2009	%
United States	$254,751	87.0%	$222,460	89.8%
Europe	25,963	8.8%	14,538	5.9%
Other	12,222	4.2%	10,598	4.3%

Total revenues	$292,936	100.0%	$247,596	100.0%

Revenues increased 18.3%, or $45.3 million, in 2010 compared to 2009. This increase was primarily due to the growth in the number of customers for our subscription services, as a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management solutions and the increasing acceptance of outsourced services.

The increase in revenues outside of the United States was primarily the result of our Etap Acquisition in August 2009. As part of our overall growth, we expect the percentage of our revenues generated in Europe and the Asia Pacific region to continue to increase as a percentage of our total revenues.

We expect revenues to continue to grow in 2011 as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

Cost of Operations.

	Year Ended September 30,		Variance Dollars
	2010	2009
Cost of operations	$81,941	$72,928	$9,013
Percent of total revenues	28.0%	29.5%

Cost of operations expenses as a percentage of total revenues decreased to 28.0% in 2010 compared to 29.5% in 2009. Cost of operations expense increased 12.4%, or $9.0 million, in 2010 compared to the same period a year ago. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $2.4 million, an increase of $4.5 million in initial set-up costs that we incur and then amortize in connection with our subscription services, an increase of $0.9 million in allocated overhead costs and an increase of $1.0 million in partner royalty fees. These increases were primarily due to an increase in headcount and growth of the business.

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

Sales and Marketing.

	Year Ended September 30,		Variance Dollars
	2010	2009
Sales and marketing	$95,990	$73,459	$22,531
Percent of total revenues	32.8%	29.7%

Sales and marketing expenses as a percentage of total revenues increased to 32.8% in 2010, from 29.7% in 2009. Sales and marketing expenses increased 30.7%, or $22.5 million, in 2010 compared to the same period a year ago. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $12.0 million, an increase of $3.6 million in customer acquisition and initial set-up costs that we incur in connection with our subscription services, and an increase of $7.3 million in allocated overhead costs. These increases were primarily due to additional headcount and adding new customers and increasing penetration within our existing customer base.

We expect total sales and marketing expenses in 2011 to increase as a percentage of revenue and in absolute dollars compared to 2010, driven primarily by an increase in sales personnel and marketing programs globally. These increases reflect a key part of our strategic focus in 2011, which is to expand our sales and marketing efforts to create greater awareness of our subscription services in our target markets and to support expected demand.

Systems Development and Programming Costs.

	Year Ended September 30,		Variance Dollars
	2010	2009
Systems development and programming	$27,997	$25,295	$2,702
Percent of total revenues	9.6%	10.2%

Systems development and programming costs decreased as a percentage of total revenues to 9.6% in 2010 compared to 10.2% in 2009. Systems development and programming costs increased by 10.7%, or $2.7 million, in 2010 compared to the same period a year ago. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $1.4 million and an increase of $1.4 million in allocated overhead costs. These increases were primarily due to an increase in headcount in order to upgrade and extend our service offerings and develop new technologies.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $2.3 million, from $16.5 million at September 30, 2009, to $18.8 million at September 30, 2010.

We anticipate that recognized systems development and programming costs in 2011 will increase in absolute dollars and remain relatively consistent as a percentage of revenue compared to 2010 as we continue to focus on product innovation and enhancement.

General and Administrative.

	Year Ended September 30,		Variance Dollars
	2010	2009
General and administrative	$38,811	$30,300	$8,511
Percent of total revenues	13.2%	12.2%

General and administrative expenses as a percentage of total revenues increased to 13.2% in 2010 compared to 12.2% in 2009. General and administrative expenses increased by 28.1%, or $8.5 million, in 2010 compared to the same period a year ago. The growth in absolute dollars was primarily due to an increase in $9.7 million of personnel costs and related expenses. These increases were the result of higher expenses for additional personnel to support our growth and other general and administrative costs. These increases were partially offset by a $1.1 million decrease in allocated overhead costs.

We expect the absolute dollar amount of general and administrative expenses to increase in 2011 compared to 2010 due to increases in personnel costs related to the growth of our business.

Interest Income, Interest Expense and Other

	Year Ended September 30,		Variance Dollars
	2010	2009
Interest income	$2,017	$2,149	$(132)
Interest expense	(9,297)	(481)	(8,816)
Other, net	(1,049)	(598)	(451)

Total other (expense) income, net	$(8,329)	$1,070	$(9,399)

Interest expense increased for 2010 over 2009 due to the interest expense associated with our 2010 issuance of the Notes. We record realized gains and losses on fluctuations in exchange rates in the other income (expense) section of the income statement. We expect interest expense to be significantly higher in fiscal 2011 compared to 2010 because 2011 will include a full year of interest expense associated with the Notes. We also expect our interest income to be higher as a result of the investment of the proceeds of that offering pending use.

Income Tax Expense.

	Year Ended September 30,		Variance Dollars
	2010	2009
Income tax expense	$12,063	$14,611	$(2,548)
Effective tax rate	37.0%	36.3%

The effective income tax rate for 2010 was 37.0% compared to 36.3% for 2009. This rate increase is primarily due to a lack of benefit of the federal credit for increasing research activities and the valuation allowance release in 2009.

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

Fiscal years 2009 and 2008

Revenues.

	Year Ended September 30,		Variance Dollars
	2009	2008
Revenues	$247,596	$215,491	$32,105

	Year Ended September 30,
	2009	%	2008	%
United States	$222,460	89.8%	$192,922	89.5%
Europe	14,538	5.9%	12,658	5.9%
Other	10,598	4.3%	9,911	4.6%

Total revenues	$247,596	100.0%	$215,491	100.0%

Revenues increased 14.9%, or $32.1 million, in 2009 compared to 2008. This increase reflects growth in the number of customers for our subscription services. The growth in customers reflects increased market demand for our subscription services and strong retention of existing subscription customers. The expansion was due primarily to the market’s continued and growing awareness of our on-demand Employee Spend Management solutions, and the increasing acceptance of outsourced services which is driven in part by limited information technology capital budgets.

Cost of Operations.

	Year Ended September 30,		Variance Dollars
	2009	2008
Cost of operations	$72,928	$68,378	$4,550
Percent of total revenues	29.5%	31.7%

Cost of operations expenses as a percentage of total revenues decreased to 29.5% in 2009, compared to 31.7% in 2008. Cost of operations expense increased 6.7%, or $4.6 million, in 2009, compared to the same period in 2008. The growth in absolute dollars was primarily due to an increase of $3.1 million in personnel costs and related expenses and an increase of $2.5 million in initial set-up costs that we incur in connection with our subscription services. These increases were primarily due to an increase in headcount and growth of the business. These increases were partially offset by a decrease in allocated overhead costs.

Sales and Marketing.

	Year Ended September 30,		Variance Dollars
	2009	2008
Sales and marketing	$73,459	$59,912	$13,547
Percent of total revenues	29.7%	27.8%

Sales and marketing expenses as a percentage of total revenues increased to 29.7% in 2009, from 27.8% in 2008. Sales and marketing expenses increased 22.6%, or $13.5 million, in 2009, compared to the same period in 2008. The growth in absolute dollars was primarily due to an increase of $10.6 million in personnel costs

(including sales commissions) and related expenses, and an increase of $4.3 million in customer acquisition and initial set-up costs that we incur in connection with our subscription services. These increases were primarily due to additional headcount and adding new customers. These increases were partially offset by a $2.1 million decrease in marketing and advertising campaigns.

Systems Development and Programming Costs.

	Year Ended September 30,		Variance Dollars
	2009	2008
Systems development and programming	$25,295	$22,974	$2,321
Percent of total revenues	10.2%	10.7%

Systems development and programming costs decreased as a percentage of total revenues to 10.2% in 2009, compared to 10.7% in 2008. Systems development and programming costs increased by 10.2%, or $2.3 million, in 2009, compared to 2008. The growth in absolute dollars was primarily due to an increase of $2.6 million in allocated overhead costs.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with GAAP for software developed or obtained for internal use and amortize it over its useful life. Capitalized internal-use software costs, net of amortization, increased $1.7 million, from $14.8 million at September 30, 2008, to $16.5 million at September 30, 2009.

General and Administrative.

	Year Ended September 30,		Variance Dollars
	2009	2008
General and administrative	$30,300	$31,371	$(1,071)
Percent of total revenues	12.2%	14.6%

General and administrative expenses as a percentage of total revenues decreased to 12.2% in 2009, compared to 14.6% in 2008. General and administrative expenses decreased by 3.4%, or $1.1 million, in 2009, compared to 2008. The decline in absolute dollars was primarily due to a decrease of $0.6 million in personnel costs and related expenses, and a decrease of $0.3 million in allocated overhead costs. These decreases were the result of lower expense for legal and accounting fees, travel, state and local taxes, and other general and administrative costs.

Interest Income, Interest Expense and Other.

	Year Ended September 30,		Variance Dollars
	2009	2008
Interest income	$2,149	$1,720	$429
Interest expense	(481)	(1,417)	936
Other, net	(598)	(486)	(112)

Total other income (expense), net	$1,070	$(183)	$1,253

Interest income increased during 2009, compared to 2008 reflecting higher levels of interest-earning cash and cash equivalent investments. We record net gains and losses on fluctuations in exchange rates in the Other, net line of the income statement.

Income Tax Expense.

	Year Ended September 30,		Variance Dollars
	2009	2008
Income tax expense	$14,611	$9,293	$5,318
Effective tax rate	36.3%	35.1%

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

Financial Position, Liquidity and Capital Resources

Our available sources of liquidity as of September 30, 2010, consisted principally of cash, cash equivalents and short-term investments totaling $630.7 million. Our cash and cash equivalents held at financial institutions generally are in excess of the current Federal Deposit Insurance Corporation limits of $250.

Our cash flows are as follows:

	Year Ended September 30,			$ Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
Cash provided by (used in):
Operating activities	$80,262	$65,972	$63,821	$14,290	$2,151
Investing activities	(170,042)	(157,922)	(175,231)	(12,120)	17,309
Financing activities	299,544	(55,237)	211,116	354,781	(266,353)

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of payment of compensation to employees, payments to vendors directly related to our services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. In 2010, net cash provided by operating activities increased by $14.3 million primarily due to growth in operating income after adjusting for the impacts of non cash expenses such as stock based compensation. In 2009, net cash provided by operating activities increased by $2.2 million primarily due to growth in operating income.

Cash used in investing activities corresponds with purchases, sales, and maturities of investments, cash outlays for acquisitions, purchases of property and equipment, including leasehold improvements, internal-use software and changes in customer funding liabilities, net of the change in restricted cash. In 2010, our cash used in investing activities represented a change of $12.1 million in cash flows primarily due to, cash used by the net purchases of short-term investments of $157.4 million in 2010 compared to $143.4 million in 2009. Cash used in investing activities related to acquisitions was $3.6 million in 2010 compared to $26.6 million in 2009. In addition, we had an increase in customer funding liabilities, net of changes in restricted cash which resulted in

$11.6 million in cash provided for 2010 compared to $33.4 million in 2009. In 2009, our cash used in investing activities decreased by $17.3 million compared to 2008 primarily due to a $136.6 million decrease in cash paid for acquisitions and an increase in customer funding liabilities, net of changes in restricted cash of $32.4 million. These amounts were partially offset by cash used by the net purchases of short-term investments of $143.4 million in 2009.

Cash provided by financing activities in 2010 included the net proceeds of $245.1 million related to our issuance of the Notes, Note Hedges and Warrant transactions. The Notes will mature on April 15, 2015, unless converted earlier. All amounts in connection with the Notes, Note Hedges and Warrants were settled in cash in April 2010. As of September 30, 2010, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For further information, see Note 8 of the notes to financial statements.

In addition, cash provided by financing activities in 2010 included $49.7 million in net proceeds from the exercise of warrants issued to American Express in 2008. In 2009, financing activities included $54.8 million in cash used for repurchases of our common stock compared to $43.8 million in 2008. Proceeds from financing activities in 2008 included the sale of 6.4 million shares of newly issued Concur common stock to American Express for $249.6 million in net proceeds.

On March 29, 2010, we terminated a credit agreement with a financial institution that provided for a revolving credit facility for up to $70 million that was set to expire in September 2012. As of March 29, 2010, and September 30, 2009, we were in compliance with all loan covenants under the terms of the credit agreement, and had no outstanding borrowings under the agreement.

Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 7.0 million shares of our common stock through January 2011. In December 2009, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2013, and increased the number of shares eligible for repurchase by an additional 2.0 million shares, from 7.0 million shares to 9.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of September 30, 2010, 4.1 million shares remained eligible for repurchase under the Repurchase Program. We did not have any stock repurchases during the three months ended September 30, 2010.

We believe our cash, cash equivalents and short-term investment amounts, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs and capital expenditures for at least the next 12 months. In the longer term, or if we decide to acquire assets or businesses, we may require additional funds and may seek to raise such additional funds through private or public sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements or other available means. There can be no assurances that any such funds will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.

The following table summarizes our outstanding contractual obligations as of September 30, 2010:

Years ending September 30,	Senior Convertible Notes, including interest	Capital Leases	Operating Leases	Purchase Obligations
2011	7,187	199	3,738	3,878
2012	7,187	0	3,612	1,701
2013	7,188	0	2,625	1,714
2014	7,188	0	983	533
2015	291,393	0	462	105
2016 and thereafter	0	0	0	0

Total	$320,143	$199	$11,420	$7,931

Senior Convertible Notes

As of September 30, 2010, holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 8 of the notes to financial statements.

Capital Leases

We lease equipment, some of which is required to be capitalized if it meets certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. We do not include amounts for certain operating expenses under these leases such as common area maintenance. We also lease office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, Minnesota, Texas and Virginia, and internationally in Australia, China (Hong Kong), Czech Republic, France, Germany, Netherlands, Singapore and the United Kingdom.

Purchase Obligations

We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred until the customer begins service and is recognized ratably over the expected lives of the customer relationships, which generally range from two to five years. In addition to set-up fees, our deferred revenue balances include subscription fees paid in advance of their recognition and software maintenance fees related to our legacy license offerings.

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

Consulting services consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting services that are sold with the subscription service are recognized ratably over the expected lives of the customer relationships. Consulting services that are sold after the initial contract are typically billed and recognized as revenue on a time-and-materials basis. In some instances, we sell consulting services under milestone or fixed-fee contracts and, in such cases, recognize consulting revenues as milestones or services are completed.

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

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based upon their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology and non-compete agreements; the acquired company’s brand awareness and market position, assumptions about the period of time the brand will continue to be used in our product portfolio; as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

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

New Accounting Standards

See Note 1 of the notes to financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange, market and market interest risks.

Interest Rate Risk. We had cash, cash equivalents and short-term investments totaling $630.7 million as of September 30, 2010. Short-term investments were invested primarily in highly liquid investment vehicles including money market accounts that bear interest at variable overnight or short term rates. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and short-term investments are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates.

An immediate increase or decrease in market interest rates of 100 basis points at September 30, 2010, could result in a $0.8 million reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Market Risk and Market Interest Risk. In March 2010, we issued at par value $250.0 million principal amount of our 2.50% senior convertible notes due in 2015 (“Initial Notes”). In addition, the underwriters were granted an over-allotment option to purchase an additional $37.5 million principal amount of 2.50% senior convertible notes due in 2015, which brings the total amount issued under such notes and the Initial Notes to $287.5 million (collectively, “Notes”). Holders may convert their Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amount of the Notes. Amounts in excess of the principal amount, if any, may be paid in cash or stock at our option. Concurrent with the issuance of the Notes, we entered into separate note hedges transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.

Our Notes have fixed annual interest rates at 2.50% and therefore, we do not have economic interest rate exposure on our Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $228.1 million as of September 30, 2010. This represents the liability component of the $287.5 million principal balance as of September 30, 2010. For further information, see Note 8 of the notes to financial statements.

Foreign Currency Risk. We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, particularly in the Euro, Canadian Dollar, British Pound Sterling and Australian Dollar. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We may seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward contracts. Any gain or loss from settling these contracts would offset by the loss or gain derived from the underlying balance sheet exposures. Additionally, by policy, we do not enter into any hedging contracts for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Concur Technologies, Inc.

Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm	41

Income Statements for the years ended September 30, 2010, 2009 and 2008	43

Balance Sheets as of September 30, 2010 and 2009	44

Stockholders’ Equity Statements for the years ended September 30, 2010, 2009 and 2008	45

Cash Flow Statements for the years ended September 30, 2010, 2009 and 2008	46

Notes to Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Concur Technologies, Inc.

We have audited the accompanying balance sheets of Concur Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concur Technologies, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Concur Technologies, Inc and subsidiaries’ internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 17, 2010, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Seattle, Washington

November 17, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Concur Technologies, Inc.

We have audited Concur Technologies, Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedule as of September 30, 2010 and 2009, and for each of the three years in the period ended September 30, 2010, and our report dated November 17, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington

November 17, 2010

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

	Year ended September 30,
	2010	2009	2008
Revenue	$292,936	$247,596	$215,491

Expenses:
Cost of operations	81,941	72,928	68,378
Sales and marketing	95,990	73,459	59,912
Systems development and programming	27,997	25,295	22,974
General and administrative	38,811	30,300	31,371
Amortization of intangible assets	7,224	6,396	6,196

Total expenses	251,963	208,378	188,831

Operating income	40,973	39,218	26,660

Other income (expense):
Interest income	2,017	2,149	1,720
Interest expense	(9,297)	(481)	(1,417)
Other, net	(1,049)	(598)	(486)

Total other income (expense)	(8,329)	1,070	(183)

Income before income tax	32,644	40,288	26,477

Income tax expense	12,063	14,611	9,293

Net income	$20,581	$25,677	$17,184

Net income per share:
Basic	$0.41	$0.53	$0.39
Diluted	0.39	0.50	0.35

Weighted average shares used in computing net income per share:
Basic	50,141	48,652	44,607
Diluted	53,090	51,740	48,459

See notes to Financial Statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amounts)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$329,098	$119,185
Short-term investments	301,597	143,549
Restricted cash	2,535	3,599
Accounts receivable, net of allowance of $2,374 and $3,680	52,340	46,638
Deferred tax assets	18,810	24,570
Deferred costs and other assets	26,671	18,142

Total current assets	731,051	355,683
Non-current assets:
Property and equipment, net	36,229	33,999
Investments	6,045	4,045
Deferred costs and other assets	25,441	19,964
Intangible assets, net	36,398	44,383
Deferred tax assets	13,601	19,695
Goodwill	194,989	193,116

Total assets	$1,043,754	$670,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,413	$3,638
Customer funding liabilities	66,985	56,424
Accrued compensation	20,944	17,508
Acquisition-related liabilities	—	902
Other accrued expenses and liabilities	14,390	11,668
Deferred revenues	44,358	34,955

Total current liabilities	152,090	125,095
Non-current liabilities:
Senior convertible notes, net	228,128	0
Deferred rent and other long-term liabilities	1,149	1,800
Deferred revenues	15,453	14,083
Tax liabilities	8,151	8,577

Total liabilities	404,971	149,555

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	0	0
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	52	49
Authorized shares: 195,000
Shares issued and outstanding: 52,379 and 48,988
Additional paid-in capital	739,772	640,911
Accumulated deficit	(98,570)	(119,151)
Accumulated other comprehensive loss	(2,471)	(479)

Total stockholders’ equity	638,783	521,330

Total liabilities and stockholders’ equity	$1,043,754	$670,885

See notes to Financial Statements.

Concur Technologies, Inc.

Stockholders’ Equity Statements

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of September 30, 2007	43,699	$44	$445,324	$(162,012)	$1,004	$284,360

Common stock repurchased	(1,418)	(1)	(43,762)	0	0	(43,763)
Common stock issued:
Employee Stock Purchase Plan	34	0	1,175	0	0	1,175
Stock option exercises and vesting of restricted stock units	1,571	1	12,655	0	0	12,656
Equity issued to American Express, net of issue costs	6,400	6	237,448	0	0	237,454
Warrant issued to American Express	0	0	12,286	0	0	12,286
Tax Benefit from stock option exercises	0	0	5,074	0	0	5,074
Share-based compensation	0	0	9,326	0	0	9,326
Foreign currency translation adjustment loss	0	0	0	0	(1,214)	(1,214)
Net Income	0	0	0	17,184	0	17,184

Balance as of September 30, 2008	50,286	50	679,526	(144,828)	(210)	534,538

Common stock repurchased	(2,025)	(2)	(54,771)	0	0	(54,773)
Common stock issued:
Employee Stock Purchase Plan	44	0	1,176	0	0	1,176
Stock option exercises and vesting of restricted stock units	559	1	1,068	0	0	1,069
Acquisition of Etap-On-Line	124	0	4,318	0	0	4,318
Equity Issuance costs	0	0	(2,842)	0	0	(2,842)
Share-based compensation	0	0	12,436	0	0	12,436
Foreign currency translation adjustment loss	0	0	0	0	(278)	(278)
Unrealized gain on investments	0	0	0	0	9	9
Net Income	0	0	0	25,677	0	25,677

Balance as of September 30, 2009	48,988	49	640,911	(119,151)	(479)	521,330

Common stock issued:
Employee Stock Purchase Plan	36	0	1,401	0	0	1,401
Stock option exercises and vesting of restricted stock units	2,075	2	4,358	0	0	4,360
Equity issued to American Express, net of issue costs	1,280	1	49,716	0	0	49,717
Share-based compensation	0	0	20,063	0	0	20,063
Excess tax benefits from share-based compensation	0	0	274	0	0	274
Equity component of the senior convertible notes issuance, net	0	0	56,327	0	0	56,327
Purchase of note hedges	0	0	(60,145)	0	0	(60,145)
Sale of warrants	0	0	26,076	0	0	26,076
Net tax effect related to the senior convertible notes	0	0	791	0	0	791
Foreign currency translation adjustment loss	0	0	0	0	(1,971)	(1,971)
Unrealized loss on investments	0	0	0	0	(21)	(21)
Net Income	0	0	0	20,581	0	20,581

Balance as of September 30, 2010	52,379	$52	$739,772	$(98,570)	$(2,471)	$638,783

See notes to Financial Statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

	Year Ended September 30,
	2010	2009	2008
Operating activities:
Net income	$20,581	$25,677	$17,184
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	7,224	6,396	6,196
Depreciation	16,818	16,348	15,080
Accretion of discount and issuance costs on notes	5,233	0	0
Net change in sales allowances	(1,309)	(1,862)	1,473
Share-based compensation	19,607	12,172	8,979
Deferred income taxes	11,076	13,485	9,108
Excess tax benefits from share-based compensation	(274)	0	0
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(4,804)	403	1,347
Deferred costs and other assets	(10,087)	(7,880)	(5,511)
Accounts payable	1,849	(1,021)	(272)
Accrued liabilities	3,453	(2,375)	1,224
Deferred revenues	10,895	4,629	9,013

Net cash provided by operating activities	80,262	65,972	63,821

Investing activities:
Purchases of investments	(438,924)	(167,414)	0
Maturities of investments	281,513	24,000	0
Increase in customer funding liabilities, net of changes in restricted cash	11,588	33,383	987
Investment in unconsolidated affiliate	(2,000)	(4,045)	0
Purchases of property and equipment	(18,596)	(17,251)	(13,040)
Payments for acquisition, net of cash acquired	(3,623)	(26,595)	(163,178)

Net cash used in investing activities	(170,042)	(157,922)	(175,231)

Financing activities:
Proceeds from borrowings on senior convertible notes, net	245,153	0	0
Proceeds from warrant, net	49,716	0	0
(Payments) Proceeds for issuance of common stock, net	0	(2,829)	249,590
Net proceeds from share-based equity award activity	4,129	2,556	11,155
Proceeds from employee stock purchase plan activity	1,401	1,175	1,175
Payments on repurchase of common stock	0	(54,773)	(43,763)
Net (payments) proceeds under revolving credit facility	0	0	(5,370)
Excess tax benefits from share-based compensation	274	0	0
Repayments on capital leases	(1,129)	(1,366)	(1,671)

Net cash (used in) provided by financing activities	299,544	(55,237)	211,116

Effect of foreign currency exchange rate changes on cash and cash equivalents	149	(1,353)	(816)

Net (decrease) increase in cash and cash equivalents	209,913	(148,540)	98,890
Cash and cash equivalents at beginning of period	119,185	267,725	168,835

Cash and cash equivalents at end of period	$329,098	$119,185	$267,725

Supplemental cash flow information:
Cash paid for interest	$106	$139	$966
Income tax payments, net	1,832	963	616
Common stock issued in connection with acquisition	0	4,318	0

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

Concur, the Concur logo, Concur Expense, Concur Travel & Expense, Cliqbook, Concur Cliqbook Travel, Concur Invoice, Concur Audit, Concur Pay, Concur Intelligence, Concur Mobile, Concur Breeze, Concur Advantage, Concur Connect, Concur ExpenseLink, Concur Travel Manager, Smart Expense, One Touch Business Travel, and Ulysse Travel & Expense are among the trademarks or registered trademarks of Concur or its affiliates in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

Throughout these financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our.”

Segment Information

We operate in and report on one segment, Employee Spend Management solutions.

Principles of Consolidation

These financial statements include the accounts of Concur and its wholly-owned subsidiaries on a consolidated basis. All intercompany accounts and transactions were eliminated in consolidation. We report our financial statements on a fiscal year basis that starts on October 1 and ends on September 30. Throughout these financial statements, we refer to our fiscal years ending September 30, 2008 to 2011, as “2008,” “2009,” “2010” and “2011.”

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

Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred until the customer begins service and is recognized ratably over the expected lives of the customer relationships, which generally range from two to five years. In addition to set-up fees, our deferred revenue balances include subscription fees paid in advance of their recognition and software maintenance fees related to our legacy license offerings.

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

Consulting services consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting services that are sold with the subscription service are recognized ratably over the expected lives of the customer relationships. Consulting services that are sold after the initial contract are typically billed and recognized as revenue on a time-and-materials basis. In some instances, we sell consulting services under milestone or fixed-fee contracts and, in such cases, recognize consulting revenues as milestones or services are completed.

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

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based upon their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology and non-compete agreements; the acquired company’s brand awareness and market position, assumptions about the period of time the brand will continue to be used in our product portfolio; as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

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

Short-term Investments

Our short-term investments consist of financial instruments with maturities greater than 90 days but less than one year.

Property and Equipment

We record property and equipment at cost and provide for depreciation and amortization using the straight-line method for financial reporting purposes over their estimated useful lives which range from two to five years. Depreciation expense includes amounts amortized for assets recorded under capital leases. We depreciate leasehold improvements over the shorter of the lease term or expected useful life of the improvements.

We capitalize certain costs of software developed or obtained for internal use. We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. We expense costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities as we incur these costs. Our policy provides for the capitalization of certain payroll, benefits and other payroll-related costs for employees who are directly associated with internal use computer software development projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. We only capitalize personnel costs that relate directly to time spent on such projects.

Advertising and Marketing Costs

We charge costs of marketing materials and advertising expenditures to operations when the materials are used or the advertising is first released. Advertising costs for 2010, 2009 and 2008, were $8,521, $3,321 and $5,262.

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

Impairment of Goodwill and Certain Other Long-Lived Assets

We do not amortize goodwill, but instead test it for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We conducted our most recent test for impairment as of March 31, 2010, and we determined that goodwill was not impaired.

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

Concentrations of Credit Risk

Financial instruments that potentially subject Concur to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. These instruments are generally unsecured and uninsured. We maintain the majority of our cash balances with a few financial institutions. Accounts receivable are typically unsecured and are from revenues earned from customers across different geographic areas, primarily located in the United States, and operating in a wide variety of industries. No customer represented greater than 10% of outstanding accounts receivable at either September 30, 2010 or 2009. We typically do not require collateral or other security to support credit sales but provide allowances for sales and doubtful accounts based on historical experience and specific identification.

Foreign Currency Translation

We have subsidiaries located in Australia, Canada, China (Hong Kong), Czech Republic, France, Germany, India, Netherlands and the United Kingdom. We determine the functional currency of each foreign subsidiary by referencing the authoritative accounting guidance which includes evaluating the operating and economic characteristics of each of our foreign subsidiaries. For international subsidiaries whose functional currency is other than the U.S. dollar, we translate assets and liabilities denominated in foreign currencies to U.S. dollars at the exchange rate in effect on the balance sheet date. We include translation adjustments resulting from this process in other comprehensive income (loss). Monetary assets and liabilities denominated in a currency other than the functional currency are remeasured to the functional currency at the exchange rate in effect at the balance sheet date. The remeasurement adjustments are recorded in the income statement. We translate revenues and expenses using average rates of exchange during the period in which the transactions occurred.

Reclassifications

We have reclassified certain amounts previously presented for prior periods to conform to current presentation. The reclassifications had no effect on net income or total stockholders’ equity.

Recently Adopted Accounting Pronouncements

On October 1, 2009, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The guidance is applicable to business combinations completed after October 1, 2009.

On October 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

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

	Year ended September 30,
	2010	2009	2008
Net income	$20,581	$25,677	$17,184
Weighted average number of shares outstanding:
Basic	50,141	48,652	44,607
Dilutive effect of share-based equity award plans (1)	2,949	3,088	3,852

Diluted	53,090	51,740	48,459

Net income per share available to common stockholders:
Basic	$0.41	$0.53	$0.39
Diluted	0.39	0.50	0.35

(1)	For 2010, 2009, and 2008, we did not exclude any share-based equity awards to purchase Concur common stock from the calculations of diluted net income per share.

For 2009 and 2008, we excluded a warrant to purchase 1,280 shares of Concur common stock from the calculations of diluted net income per share. This warrant was issued to American Express Travel Related Services Company, Inc. in 2008 and exercised in full in 2010.

For 2010 we excluded warrants to purchase 5,500 shares of Concur common stock from the calculations of diluted net income per share. These warrants were issued as part of our senior convertible notes issuance in 2010.

Note 3. Business Combinations

Acquisition of Etap-On-Line

On August 1, 2009, we completed the acquisition of Etap-On-Line (“Etap Acquisition”) pursuant to the Share Purchase Agreement, dated August 1, 2009, between Concur and the shareholders of Etap-On-Line (“Purchase Agreement”). Under the Purchase Agreement, we purchased all outstanding equity securities of Etap-On-Line for an aggregate consideration of up to €28 million in cash and shares of Concur common stock (in aggregate totaling approximately $40 million). As of September 30, 2010, we have paid $33.2 million in cash and $4.3 million worth of shares of our common stock. The remaining purchase price is subject to specified earn out provisions and other adjustments to be determined over a three year period ending August 1, 2012. Pro forma results of operations are not presented in this report because the effect was not material to our financial statements.

Etap-On-Line is a leading European provider of business travel and expense management solutions based in Paris, France. The Etap Acquisition is expected to strengthen our operations and client-base in the European market.

Purchase Price Allocation

We allocated the Etap Acquisition purchase price to net tangible and identifiable intangible assets based upon the estimated fair value of those assets as of August 1, 2009. We allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The net tangible assets included $4.9 million in cash and cash equivalents and $6.0 million in accounts receivable. Total liabilities were $10.9 million.

Intangible Assets

We recorded $23.4 million of goodwill recorded for the Etap Acquisition, none of which is deductible for tax purposes. In addition, we had $11.7 million of acquired intangible assets in our financial statements. The acquired intangible assets include $9.9 million of customer relationships with an expected life of 11 years, $1.0 million of technology-based intangible assets with an expected useful life of 3 years and $0.7 million of other intangible assets with an expected life of five years.

Gelco Acquisition

On October 1, 2007, we completed our acquisition of H-G Holdings, Inc. and its subsidiaries, including Gelco Information Network, Inc. (“Gelco Acquisition” or “Gelco”). Gelco provides a flexible on-demand expense management solution that enables organizations to control costs by gaining processing efficiencies, capturing spending data for analysis and ensuring policy compliance. Gelco offers different levels of outsourcing and is capable of providing a full range of services to streamline the expense management process, including: expense data capture, multi-currency reimbursement, card payment processing, reporting and analysis, receipt imaging and management, and auditing.

We have included Gelco’s operating results in our income statements from the date of the acquisition.

Purchase Price Allocation

We allocated the Gelco Acquisition purchase price to net tangible and identifiable intangible assets based upon the estimated fair value of those assets as of October 1, 2007. We allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the allocation of the total purchase price consideration:

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

Note 4. Property and Equipment

Our property and equipment as of September 30, 2010 and 2009, consisted of the following:

	September 30,
	2010	2009
Land and building	$5,842	$5,596
Computer hardware	17,672	17,590
Computer software	47,245	43,577
Furniture and equipment	1,210	1,395
Leasehold improvements	5,586	5,111

Property and equipment, gross	77,555	73,269
Less: accumulated depreciation	(41,326)	(39,270)

Property and equipment, net	$36,229	$33,999

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

Other Investments

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and money market funds. For further information, see Note 12 of the notes to financial statements.

Note 6. Intangible Assets

The following table presents the components of our intangible assets as of September 30, 2010 and 2009:

Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of September 30, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of September 30, 2009
Trade name and trademarks	$681	$159	$522	$1,029	$324	$705
Technology	11,754	8,566	3,188	13,721	7,432	6,289
Customer relationships	44,465	11,777	32,688	45,120	7,731	37,389

Total	$56,900	$20,502	$36,398	$59,870	$15,487	$44,383

The related amortization expense reflected in our income statements for 2010, 2009 and 2008, were $7.2 million, $6.4 million and $6.2 million.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Years Ending September 30,	Amortization of Intangible Assets
2011	$6,884
2012	4,688
2013	4,192
2014	4,169
2015	4,056
Thereafter	12,409

Total	$36,398

Note 7. Customer Funding Liabilities

We draw funds from and make payments on behalf of our customers for employee expense reimbursements and related corporate credit card payments. We hold these funds in cash and record our obligation to make these expense reimbursements and payments on behalf of our customers as Customer Funding Liabilities.

Note 8. Debt

Senior Convertible Notes

In March 2010, we issued at par value $287.5 million principal amount of our 2.50% senior convertible notes due in 2015 (“Notes”). All amounts from the issuance of the Notes were settled in April 2010.

The Notes are governed by an Indenture, dated April 6, 2010 (“Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. The Notes will mature on April 15, 2015, unless earlier repurchased or converted, and bear interest at a rate of 2.50% per year payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2010.

The Notes are convertible into cash and shares of our common stock at an initial conversion rate of 19.10 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $52.35 per share, subject to adjustment. Prior to January 15, 2015, conversion is subject to the satisfaction of certain conditions set forth below. Holders of the Notes who convert their Notes in connection with a fundamental change (as defined in the Indenture) will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Notes may require the Company to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date (as defined in the Indenture).

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

In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $6.0 million as of September 30, 2010, and equity issuance costs were $1.7 million for the Notes. Additionally, we recorded a deferred tax asset of $0.8 million in connection with the Notes.

The following table shows the amounts recorded within our financials for the Notes:

As of September 30, 2010
Liability components:
Principal amount	$287,500
Less: note discount	(53,334)
Less: note issuance costs	(6,038)

Senior convertible notes, net	$228,128

Equity components	$57,996
Less: issuance costs	(1,669)

Additional paid-in capital	$56,327

Note hedge costs	$60,145
Warrants proceeds	(26,076)

Net cost	$34,069

The following table presents the interest expense recognized related to the Notes for the year ended September 30, 2010:

Year ended September 30, 2010
Contractual interest expense	$3,494
Amortization of debt issuance costs	570
Accretion of debt discount	4,662

$8,726

Effective interest rate of the liability component	7.73%

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

Revolving Credit Facility

On March 29, 2010, we terminated a credit agreement with a financial institution that provided for a revolving credit facility for up to $70 million that was set to expire in September 2012. As of March 29, 2010, and September 30, 2009, we were in compliance with all loan covenants under the terms of the credit agreement, and had no outstanding borrowings under the agreement.

Note 9. Income Taxes

Our income tax expense is based on pretax financial accounting income. We determine deferred tax assets and liabilities based on the difference between the GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For 2010, 2009 and 2008, the income tax expense (benefit) consisted of the following:

	Year ended September 30,
	2010	2009	2008
Current income taxes:
Federal	$(6)	$789	$151
State and local	673	443	—
Foreign	320	(106)	34

Current income tax expense	987	1,126	185

Deferred income taxes:
Federal	12,241	13,487	12,274
State and local	178	286	(3,166)
Foreign	(1,343)	(288)	—

Deferred income tax expense	11,076	13,485	9,108

Income tax expense	$12,063	$14,611	$9,293

A reconciliation of our effective income tax rate on income before taxes with the federal statutory rate is as follows:

	Year ended September 30,
	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income taxes	2.2	2.5	1.1
Research and development tax credits	(0.4)	(1.0)	(1.5)
Reserves for uncertainty in income taxes	1.7	1.7	0
Foreign rate differentials	(1.4)	(1.2)	(0.1)
Change in valuation allowance	0.1	(1.0)	(0.5)
Other	(0.2)	0.3	1.1

Effective tax rate	37.0%	36.3%	35.1%

Our deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for the future tax benefit of net operating losses and tax credit carryforwards. Significant components of our deferred tax assets and liabilities as of September 30, 2010 and 2009, are as follows:

	September 30,
	2010	2009
Domestic deferred tax assets:
Net operating loss carryforwards	$23,231	$41,150
Credit carryforwards	7,879	7,827
Deferred revenue	20,368	17,301
Stock based compensation	8,195	4,801
Other	5,606	9,764

Total domestic deferred tax assets	65,279	80,843

Domestic deferred tax liabilities:
Intangible assets	(9,681)	(11,709)
Property and equipment	(8,018)	(14,369)
Deferred costs	(14,973)	(12,146)
Other	(2,308)	(124)

Total domestic deferred tax liabilities	(34,980)	(38,348)

Net domestic deferred tax asset	30,299	42,495
Less: valuation allowance	(41)	0

Net domestic deferred tax asset	$30,258	$42,495

	September 30,
	2010	2009
Foreign deferred tax assets:
Net operating loss carryforwards	$1,002	$1,576
Deferred revenue	727	1,096
Stock based compensation	664	0
Other	266	517

Total foreign deferred tax assets	2,659	3,189

Foreign deferred tax liabilities:
Intangible assets	(3,232)	(3,936)
Deferred costs	(139)	(12)
Other	(12)	(1,671)

Total foreign deferred tax liabilities	(3,383)	(5,619)

Net foreign deferred tax liability	(724)	(2,430)
Less: valuation allowance	0	0

Net foreign deferred tax liability	$(724)	$(2,430)

In accounting for income taxes, we recognize deferred tax assets if realization of such assets is more likely than not. We believe, based on factors including, but not limited to, our significant financial and tax loss history, forecasts of financial and taxable income or loss by jurisdiction, the estimated impact of future stock option deductions, possible tax planning strategies, and the expiration dates and amounts of net operating loss carryforwards, that it is more likely than not that the net deferred tax asset as of September 30, 2010, will be realized in the future.

The net increase in the valuation allowance for 2010 was $41 compared to a net decrease of $406 for 2009. The increase in the valuation allowance for 2010 was due to a change in expected earnings which caused a portion of the federal research and development credit to become unrealized. The reduction in the valuation allowance for 2009 was due to the expected future earnings of our foreign subsidiaries.

As of September 30, 2010, we had total federal net operating loss carryforwards in the amount of $63.5 million, which will expire in the years 2021 to 2027. We had total state net operating loss carryforwards in the amount of $16.9 million, which will expire in the years 2013 to 2028. As of September 30, 2010, we had total foreign net operating loss carryforwards in the amount of $3.7 million, which have no expiration date.

Our utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382 and similar state provisions. The annual limitations could result in the expiration of net operating losses before they can be utilized.

As of September 30, 2010, we had total current deferred tax liabilities of $12 included in other accrued expenses and liabilities. As of September 30, 2010, our tax liabilities balance was made up of $5.2 million of reserves for uncertain tax positions and $2.9 million of non-current deferred tax liabilities.

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

The reconciliation of our tax contingencies is as follows:

	2010	2009
Gross tax contingencies—beginning of year	$4,679	$3,985
Gross increases to tax positions in prior periods	16	210
Gross increases to current period tax positions	551	484

Gross tax contingencies—end of year	$5,246	$4,679

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to tax examinations by tax authorities for years prior to December 31, 1995.

The above table of deferred tax assets and liabilities does not include certain deferred tax assets at September 30, 2010 and 2009 that arose directly from (or the use of which was postponed by) tax deductions related to share-based compensation arrangements in excess of compensation recognized for financial reporting. Tax deductions from share-based payment arrangements are not recorded until the deduction reduces current taxes payable when such in excess tax benefits have been realized. When such instance occurs, we record the amount of the reduction of cash tax owned as a credit to additional paid-in capital. On the other hand, any amount by which the tax deduction from share-based payment arrangements is less than the related amount of compensation recognized for financial reporting the deficiency (i.e., deferred tax asset write-off) shall first be charged against any remaining additional paid-in capital from excess tax benefits. The remaining balance, if any, of the write-off of a deferred tax asset related to a tax deficiency shall be recognized as income tax expense.

At September 30, 2010, we had $117.0 million of excess tax deductions related to share-based payment arrangements that will be credited to additional paid-in capital if and when such amounts are ultimately realized.

Note 10. Contractual Obligations

Our future minimum commitments under non-cancelable contractual obligations are as follows:

Years ending September 30,	Senior Convertible Notes, including interest	Capital Leases	Operating Leases	Purchase Obligations
2011	7,187	199	3,738	3,878
2012	7,187	0	3,612	1,701
2013	7,188	0	2,625	1,714
2014	7,188	0	983	533
2015	291,393	0	462	105
2016 and thereafter	0	0	0	0

Total	$320,143	$199	$11,420	$7,931

Senior Convertible Notes

As of September 30, 2010, holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principle amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 8 of the notes to financial statements.

Capital Leases

We lease equipment, some of which is required to be capitalized if it meets certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. We do not include amounts for certain operating expenses under these leases such as common area maintenance. We also lease office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, Minnesota, Texas and Virginia, and internationally in Australia, China (Hong Kong), Czech Republic, France, Germany, Netherlands, Singapore and the United Kingdom.

Purchase Obligations

We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding.

Note 11. Equity Plans and Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units (“RSUs”). As of September 30, 2010, we had

0.6 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our 2008 Employee Stock Purchase Plan. We recognize compensation expense for equity awards on a straight line basis over the requisite service period of the award.

The following table presents our share-based compensation resulting from equity awards that we recorded in our income statements:

	Year ended September 30,
	2010	2009	2008
Cost of operations	$2,442	$1,829	$1,688
Sales and marketing	9,772	5,517	3,404
Systems development and programming	2,597	1,815	1,149
General and administrative	4,796	3,011	2,738

Total share-based compensation	$19,607	$12,172	$8,979

Net cash proceeds from the exercise of stock options for 2010, 2009 and 2008, were $9.8 million, $4.8 million and $12.1 million. During 2010, we realized a state income tax benefit in APIC from exercises of stock options and vesting of RSUs. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows and a corresponding reduction in operating cash flows. We did not realize an income tax benefit from stock option exercises during 2009 and 2008 due to the use of net operating loss carryforwards.

The following table presents our stock option activity:

	Year ended September 30,
	2010		2009		2008
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Balance at beginning of year	3,168	$6.95	3,563	$7.10	5,109	$7.73
Exercised	(1,779)	5.51	(393)	8.30	(1,498)	9.10
Forfeited or expired	—	—	(2)	12.89	(48)	11.65

Outstanding at end of year	1,389	8.65	3,168	6.95	3,563	7.10

Exercisable at end of year	1,387	8.65	3,110	6.81	3,256	6.56

Stock option activity for 2010 was as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic value
Outstanding as of September 30, 2009	3,168	$6.95
Exercised	(1,779)	5.51
Forfeited or expired	—	—

Outstanding as of September 30, 2010	1,389	8.65	3.65	$56,451

Exercisable as of September 30, 2010	1,387	8.65	3.65	56,368

Total intrinsic value of options exercised for 2010, 2009 and 2008, was $66.1 million, $8.9 million and $46.5 million.

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 30, 2010, for selected exercise price ranges is as follows:

	September 30, 2010
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.38 - $ 1.11	183	1.0	$0.89	183	$0.89
1.63 - 1.78	186	2.0	1.78	186	1.78
1.87 - 4.39	18	1.9	2.16	18	2.16
5.10 - 5.67	35	2.5	5.11	35	5.11
7.38 - 9.70	182	3.9	8.50	182	8.50
9.74 - 11.20	307	4.0	10.86	307	10.86
11.39 - 12.89	336	5.0	12.76	336	12.76
14.21 - 17.55	142	5.5	16.48	140	16.53

$ 0.38 - $ 17.55	1,389	3.7	$8.80	1,387	$8.79

RSUs are stock awards that entitle the holder to shares of our common stock as the award vests. Some of our RSUs are subject to performance-based vesting as well as time-based vesting. We base compensation expense incurred for RSUs on the closing market price of our common stock on the date of grant and we amortize the expense ratably on a straight-line basis over the requisite service period.

The following table presents our RSU activity:

	Year ended September 30,
	2010		2009		2008
	Shares	Weighted Avg. Share Value	Shares	Weighted Avg. Share Value	Shares	Weighted Avg. Share Value
Balance at beginning of year	1,327	$24.86	772	$27.49	284	$17.86
Granted	950	41.56	801	22.59	604	30.41
Vested and released	(422)	24.33	(234)	25.77	(96)	38.48
Cancelled	(48)	29.11	(12)	26.77	(20)	22.61

Outstanding at end of year	1,807	33.67	1,327	24.86	772	27.49

As of September 30, 2010, we expect total unrecognized compensation costs net of estimated forfeitures of $31.2 million, and we expect to recognize the non-vested equity awards expense over a weighted average period of 1.5 years. Total fair value of options exercised and RSUs vested during 2010, 2009 and 2008, were $18.9 million, $9.4 million and $6.7 million.

Note 12. Fair Value Measurements

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

We have highly liquid investments classified as cash equivalents and short-term investments included in our balance sheet. Cash equivalents consist of money market instruments and commercial paper that have original maturities of 90 days or less. We also invest in commercial paper with maturities greater than 90 days but generally mature within 270 days. Such instruments are classified within Level 2 of the fair value hierarchy. We had no financial liabilities measured at fair value on a recurring basis at September 30, 2010.

Our financial assets measured at fair value as of September 30, 2010, are summarized below:

	Fair value measurement using			Assets at fair value
	Level 1	Level 2	Level 3
Assets:
Money market accounts	$4,670	$—	$—	$4,670
Commercial paper	—	338,920	—	338,920
Other fixed income securities	—	144,218		144,218

Total	$4,670	$483,138	$—	$487,808

Equity Investment in Private Company

The valuation of investments in non-public companies requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such assets. As of September 30, 2010, our investment in Ridecharge is recorded at $6.0 million in “Investments” on our balance sheet. For further information, see Note 5 of the notes to financial statements. This investment will be subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. We will record impairment charges when an investment has experienced a decline that we deem to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of an investee could result in losses or an inability to recover the carrying value of our investment. When assessing our investments for other-than-temporary declines in value, we will consider many factors, including but not limited to the following: the performance of the investee in relation to its own operating targets and its business plan; the investee’s revenue and cost trends; the investee’s liquidity and cash position; and market acceptance of the investee’s products and services. From time to time, we may consider third-party evaluations. In the event an investment experiences other-than-temporary declines in value, we will record an impairment loss in “Other income (expense)” in our income statement.

Note 13. Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program that expires in January 2013. During 2009, we repurchased and retired 2.0 million shares of our outstanding common stock for a total cost of $54.8 million under this program. As of September 30, 2010, we remained authorized to repurchase up to an additional 4.1 million shares under this program.

We did not make any purchases of our outstanding common stock during 2010.

Note 14. Comprehensive Income

The components of our comprehensive income for 2010, 2009 and 2008, are as follows:

	Year ended September 30,
	2010	2009	2008
Net income	$20,581	$25,677	$17,184
Other comprehensive gain (loss):
Foreign currency translation adjustment loss	(1,971)	(278)	(1,214)
Net unrealized (loss) gain on investments	(21)	9	—

Total comprehensive income	$18,589	$25,408	$15,970

Note 15. International Revenues

We market our products primarily in the United States and operate in a single industry segment. No single customer accounted for more than 10% of our total revenues during 2010, 2009 or 2008. Information regarding revenues by geographic region for the past three years is as follows:

	Year Ended September 30,
	2010	2009	2008
United States	$254,751	$222,460	$192,922
Europe	25,963	14,538	12,658
Other	12,222	10,598	9,911

Total revenues	$292,936	$247,596	$215,491

Note 16. Royalty Agreements

We have entered into agreements that allow us to incorporate licensed technology into our products or that allow the right to sell separately the licensed technology. We incur royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as licensed products are sold and are included in cost of operations. These amounts for 2010, 2009 and 2008, totaled $1,990, $1,555 and $1,250.

Note 17. Contingencies

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

Note 18. Retirement 401(k) Plan

Concur’s 401(k) Profit Sharing and Trust Plan (“401(k) Plan”) is a defined contribution plan that is available to employees in the United States that meet eligibility requirements. Participating employees may contribute up to 80% of their pretax gross earnings, subject to statutory limits. We reserve the right to amend the 401(k) Plan at any time. Effective April 1, 2007, an amendment to the 401(k) Plan was passed, which provided for a required employer matching contribution. For 2010, 2009 and 2008, our contribution to this plan was $1,125, $997 and $708.

Note 19. Quarterly Financial Results (Unaudited)

Our summarized unaudited quarterly financial results for 2010, 2009 and 2008, are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2010
Revenue	$67,653	$72,816	$74,978	$77,489	$292,936
Operating income	10,251	10,987	10,530	9,205	40,973
Net income	6,542	6,827	3,743	3,469	20,581
Net Income per share:
Basic	$0.13	$0.14	$0.07	$0.07	$0.41
Diluted	0.12	0.13	0.07	0.06	0.39

2009
Revenue	$58,564	$61,991	$62,226	$64,815	$247,596
Operating income	8,207	10,762	10,895	9,354	39,218
Net income	5,809	6,749	7,243	5,876	25,677
Net Income per share:
Basic	$0.12	$0.14	$0.15	$0.12	$0.53
Diluted	0.11	0.13	0.14	0.11	0.50

2008
Revenue	$49,352	$53,663	$54,929	$57,547	$215,491
Operating income	5,865	6,218	7,474	7,103	26,660
Net income	3,382	3,704	4,456	5,642	17,184
Net Income per share:
Basic	$0.08	$0.08	$0.10	$0.12	$0.39
Diluted	0.07	0.08	0.09	0.11	0.35

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2010. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Grant Thornton, LLP has audited our internal control over financial reporting as of September 30, 2010; their report is included in Item 8.

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

The information required by this item relating to our executive officers, directors and nominees, regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and regarding our Audit Committee, is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement related to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

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

We intend to satisfy any disclosure requirement under Item 10 of Form 10-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings “Election of Directors—Director Compensation” and “Compensation Discussion and Analysis” in our proxy statement related to the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plans,” in each case in our proxy statement related to the 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Election of Directors—Board of Directors Meetings and Committees,” in each case in our proxy statement related to the 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the captions “Ratification of Selection of Independent Registered Public Accounting Firm—Independent Auditor’s Services and Fees” and “—Audit Committee Pre-Approval Policy” in our proxy statement related to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.Financial Statements

Financial Statements of Concur Technologies, Inc.

Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm	41

Income Statements for the years ended September 30, 2010, 2009 and 2008	43

Balance Sheets as of September 30, 2010 and 2009	44

Stockholders’ Equity Statement for the years ended September 30, 2010, 2009 and 2008	45

Cash Flows Statements for the years ended September 30, 2010, 2009 and 2008	46

Notes to Financial Statements	47

2.Schedule

The following financial statement schedule for the years ended September 30, 2010, 2009 and 2008, should be read in conjunction with the Financial Statements of Concur Technologies, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts	73

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Financial Statements or the notes thereto.

3.Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Registrant’s Second Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on August 7, 2010.	8-K	000-25137	03/29/10	3.1

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/07	3.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

4.03	Amendment to Rights Agreement between Registrant and Wells Fargo N.A. dated July 29, 2008.	8-K	000-25137	07/30/08	4.1

4.04	Form of Base Convertible Bond Hedge Transaction Confirmation	8-K	000-25137	04/05/10	99.2

4.05	Form of Base Warrant Transaction Confirmation	8-K	000-25137	04/05/10	99.3

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
4.06	Form of Additional Convertible Bond Hedge Transaction Confirmation	8-K	000-25137	04/05/10	99.4

4.07	Form of Additional Warrant Transaction Confirmation	8-K	000-25137	04/05/10	99.5

4.08	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated April 6, 2010	8-K	000-25137	04/07/10	4.1

10.01	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.02	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.03	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

10.04	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.*	S-8	333-141925	04/05/07	4.1

10.05	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.*	8-K	000-25137	07/06/10	99.1

10.06	Registrant’s 2008 Employee Stock Purchase Plan*	10-Q	000-25137	02/05/09	10.01

10.07	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.08	Fiscal 2008 Corporate Bonus Plan.*	10-Q	000-25137	02/11/08	10.03

10.09	Fiscal 2009 Corporate Bonus Plan.*	10-K	000-25137	11/18/09	10.09

10.10	Fiscal 2010 Corporate Bonus Plan.*	—	—	—	—	X

10.11	Amended and Restated Board Compensation Policy.	10-Q	000-25137	02/11/08	10.01

10.12	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	000-25137	02/05/09	10.02

10.13	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	08/26/98	10.06

10.14	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.15	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	08/06/08	10.01

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.16	Offer Letter, dated May 3, 2010, by and between Concur Technologies, Inc. and Frank Pelzer	8-K	000-25137	May 4, 2010	99.1

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

101	Financial statements from the Company’s Quarterly Report on Form 10-K for the fiscal year ended September 30, 2010, formatted in XBRL.***	—	—	—	—	X

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

***	The following financial statements from the Company’s Quarterly Report on Form 10-K for the fiscal year ended September 30, 2010, formatted in XBRL: (i) Consolidated Income Statements, (ii) Consolidated Balance Sheets, (iii) Consolidated Stockholders’ Equity Statements (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.

November 18, 2010	By:	/s/ S. STEVEN SINGH
S. Steven Singh Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ S. STEVEN SINGH S. Steven Singh	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 18, 2010

/s/ FRANK PELZER Frank Pelzer	Chief Financial Officer (Principal Financial and Accounting Officer)	November 18, 2010

/s/ RAJEEV SINGH Rajeev Singh	Director	November 18, 2010

/s/ JEFFREY T. MCCABE Jeffrey T. McCabe	Director	November 18, 2010

/s/ ED P. GILLIGAN Ed P. Gilligan	Director	November 18, 2010

/s/ GORDON EUBANKS Gordon Eubanks	Director	November 18, 2010

/s/ JEFFREY T. SEELY Jeffrey T. Seely	Director	November 18, 2010

/s/ RANDALL H. TALBOT Randall H. Talbot	Director	November 18, 2010

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

CONCUR TECHNOLOGIES, INC.

September 30, 2010

(in thousands)

Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Deduction(2)	Balance at End of Year
Year ended September 30:
2010	$3,680	$—	$3,608	$(4,914)	$2,374
2009	$5,543	$—	$2,990	$(4,853)	$3,680
2008	$2,766	$—	$6,774	$(3,997)	$5,543

(1)	Amounts charged against revenues for estimated sales returns.

(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Registrant’s Second Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on August 7, 2010.	8-K	000-25137	03/29/10	3.1

3.02	Certificate of Designations of Series A Junior Preferred Stock of Registrant.	8-A	000-25137	04/23/01	3.2

3.03	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/07	3.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Rights Agreement between Registrant and Wells Fargo N.A. dated April 20, 2001.	8-A	000-25137	04/23/01	4.1

4.03	Amendment to Rights Agreement between Registrant and Wells Fargo N.A. dated July 29, 2008.	8-K	000-25137	07/30/08	4.1

4.04	Form of Base Convertible Bond Hedge Transaction Confirmation	8-K	000-25137	04/05/10	99.2

4.05	Form of Base Warrant Transaction Confirmation	8-K	000-25137	04/05/10	99.3

4.06	Form of Additional Convertible Bond Hedge Transaction Confirmation	8-K	000-25137	04/05/10	99.4

4.07	Form of Additional Warrant Transaction Confirmation	8-K	000-25137	04/05/10	99.5

4.08	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated April 6, 2010	8-K	000-25137	04/07/10	4.1

10.01	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.02	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.03	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

10.04	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.*	S-8	333-141925	04/05/07	4.1

10.05	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.*	8-K	000-25137	07/06/10	99.1

10.06	Registrant’s 2008 Employee Stock Purchase Plan*	10-Q	000-25137	02/05/09	10.01

10.07	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.08	Fiscal 2008 Corporate Bonus Plan.*	10-Q	000-25137	02/11/08	10.03

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.09	Fiscal 2009 Corporate Bonus Plan.*	10-K	000-25137	11/18/09	10.09

10.10	Fiscal 2010 Corporate Bonus Plan.*	—	—	—	—	X

10.11	Amended and Restated Board Compensation Policy.	10-Q	000-25137	02/11/08	10.01

10.12	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	000-25137	02/05/09	10.02

10.13	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	08/26/98	10.06

10.14	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.15	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	08/06/08	10.01

10.16	Offer Letter, dated May 3, 2010, by and between Concur Technologies, Inc. and Frank Pelzer	8-K	000-25137	May 4, 2010	99.1

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

101	Financial statements from the Company’s Quarterly Report on Form 10-K for the fiscal year ended September 30, 2010, formatted in XBRL.***	—	—	—	—	X

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

***	The following financial statements from the Company’s Quarterly Report on Form 10-K for the fiscal year ended September 30, 2010, formatted in XBRL: (i) Consolidated Income Statements, (ii) Consolidated Balance Sheets, (iii) Consolidated Stockholders’ Equity Statements (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.