Form 10-Q
period 2010-12-31
CONCUR TECHNOLOGIES INC
filed 2011-02-08
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Number of shares of the registrant’s common stock outstanding as of February 3, 2011: 53,656,837

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

December 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2010	2009

Revenues	$80,235	$67,653

Expenses:
Cost of operations	22,309	19,174
Sales and marketing	27,389	20,772
Systems development and programming	7,402	6,890
General and administrative	12,454	8,711
Amortization of intangible assets	1,720	1,855

Total expenses	71,274	57,402

Operating income	8,961	10,251

Other income (expense):
Interest income	683	311
Interest expense	(4,560)	(103)
Other, net	(181)	(160)

Total other income, net	(4,058)	48

Income before income tax	4,903	10,299

Income tax expense	1,252	3,866

Net income	$3,651	$6,433

Net income per share:
Basic	$0.07	$0.13
Diluted	0.07	0.12

Weighted average shares used in computing net income per share:
Basic	52,444	49,046
Diluted	54,714	52,519

See notes to financial statements.

Concur Technologies, Inc.

Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2010	September 30, 2010

Assets

Current assets:
Cash and cash equivalents	$326,062	$329,098
Short-term investments	280,324	301,597
Restricted cash	1,940	2,535
Accounts receivable, net of allowance of $2,015 and $2,374 51,820	52,340
Deferred tax assets	16,635	18,810
Deferred costs and other assets	27,340	26,640

Total current assets	704,121	731,020
Non-current assets:
Property and equipment, net	36,612	36,229
Investments	8,318	6,045
Deferred costs and other assets	25,786	25,441
Intangible assets, net	34,460	36,398
Deferred tax assets	14,673	12,675
Goodwill	194,506	194,989

Total assets	$1,018,476	$1,042,797

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$4,422	$5,413
Customer funding liabilities	36,845	66,985
Accrued compensation	10,969	20,944
Other accrued expenses and liabilities	16,092	14,390
Deferred revenues	45,359	44,358

Total current liabilities	113,687	152,090
Non-current liabilities:
Senior convertible notes, net	230,888	228,128
Deferred rent and other long-term liabilities	1,194	1,149
Deferred revenues	14,474	15,453
Tax liabilities	8,405	8,151

Total liabilities	368,648	404,971

Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	0	0
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	53	52
Authorized shares: 195,000
Shares issued and outstanding: 52,555 and 52,379
Additional paid-in capital	747,791	739,781
Accumulated deficit	(94,919)	(99,536)
Accumulated other comprehensive loss	(3,097)	(2,471)

Total stockholders’ equity	649,828	637,826

Total liabilities and stockholders’ equity	$1,018,476	$1,042,797

See notes to financial statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Operating activities:
Net income	$3,651	$6,433
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,720	1,855
Depreciation	4,556	4,132
Accretion of discount and issuance costs on notes	2,760	0
Net recovery of sales allowances	(358)	(329)
Share-based compensation	6,545	3,499
Deferred income taxes	1,391	3,493
Excess tax benefits from share-based compensation	(145)	0
Changes in operating assets and liabilities:
Accounts receivable	806	2,311
Deferred costs and other assets	(1,195)	(707)
Accounts payable	(971)	515
Accrued liabilities	(7,955)	(8,911)
Deferred revenues	101	1,858

Net cash provided by operating activities	10,906	14,149

Investing activities:
Purchases of investments	(82,946)	(37,259)
Maturities of investments	104,504	40,639
Decrease in customer funding liabilities, net of changes in restricted cash	(29,573)	(14,419)
Investments in unconsolidated affiliate	(2,272)	0
Purchases of property and equipment	(4,776)	(3,645)
Payments for acquisitions, net of cash acquired	(108)	(1,162)

Net cash used in investing activities	(15,171)	(15,846)

Financing activities:
Net proceeds from share-based equity award activity	765	1,114
Proceeds from employee stock purchase plan activity	381	285
Excess tax benefits from share-based compensation	145	0
Repayments on capital leases	(199)	(272)

Net cash provided by financing activities	1,092	1,127

Effect of foreign currency exchange rate changes on cash and cash equivalents	137	106

Net decrease in cash and cash equivalents	(3,036)	(464)
Cash and cash equivalents at beginning of period	329,098	119,185

Cash and cash equivalents at end of period	$326,062	$118,721

Supplemental cash flow information:
Cash paid for interest	$3,773	$36
Income tax (receipts) payments, net	(83)	445

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

Note 1. Description of the Company and Basis of Presentation

Throughout these financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our.” We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2008, 2009, 2010 and 2011, as “2008”, “2009,” “2010” and “2011.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.

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

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. In our opinion, we have included all adjustments necessary for a fair presentation. These adjustments consist of normal recurring items. Our unaudited financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on November 18, 2010.

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

Recently Adopted Accounting Pronouncements

On October 1, 2010, we adopted authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognized. The new guidance also eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated at the inception of the arrangement, to all deliverables based on their relative selling price. Adoption of the new guidance did not have a material impact on our financial statements.

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

	Three Months Ended December 31,
	2010	2009

Net income	$3,651	$6,433

Weighted average number of shares outstanding:
Basic	52,444	49,046
Dilutive effect of share-based equity award plans (1)	2,270	3,473

Diluted	54,714	52,519

Net income per share available to common stockholders:
Basic	$0.07	$0.13
Diluted	0.07	0.12

(1)	For the three months ended December 31, 2010 and 2009, we did not exclude any share-based equity awards to purchase Concur common stock from the calculations of diluted net income per share.

For the three months ended December 31, 2009, we excluded a warrant to purchase 1,280 shares of Concur common stock from the calculations of diluted net income per share because the inclusion of the warrant would have been antidilutive for that period. This warrant was issued to American Express Travel Related Services Company, Inc. in 2008, and was exercised in July 2010.

For the three months ended December 31, 2010, we excluded warrants to purchase 5,500 shares of Concur common stock from the calculations of diluted net income per share because the inclusion of the warrants would have been antidilutive for that period. These warrants were issued as part of our senior convertible notes issuance in 2010.

Note 4. Property and Equipment

Our property and equipment consisted of the following:

	December 31, 2010	September 30, 2010

Land and building	$5,927	$5,842
Leasehold improvements	5,596	5,586
Computer hardware	18,688	17,672
Computer software	49,756	47,245
Furniture and equipment	1,305	1,210

Property and equipment, gross	81,272	77,555
Less: accumulated depreciation	(44,660)	(41,326)

Property and equipment, net	$36,612	$36,229

Note 5. Intangible Assets

Our intangible assets arise from our business acquisitions. The following table presents our intangible assets as of December 31, 2010, and September 30, 2010:

Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of September 30, 2010
Trade name and trademarks	$665	$189	$476	$681	$159	$522
Technology	11,731	9,228	2,503	11,754	8,566	3,188
Customer relationships	44,244	12,763	31,481	44,465	11,777	32,688

Total	$56,640	$22,180	$34,460	$56,900	$20,502	$36,398

For the three months ended December 31, 2010, we recorded amortization expense of $1.7 million in our income statements, and we recorded $1.9 million for the same period in 2009.

The following table presents the estimated amortization expense for the remaining estimated useful life of the intangible assets as of December 31, 2010:

Years Ending September 30,	Amortization of Intangible Assets

2011 (January 1, 2011, through September 30, 2011)	5,140
2012	4,659
2013	4,168
2014	4,146
2015	4,035
Thereafter	12,312

Total	$34,460

Note 6. Customer Funding Liabilities

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

Note 7. Debt

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

In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $5.7 million as of December 31, 2010, and equity issuance costs were $1.7 million for the Notes. Additionally, we recorded a deferred tax asset of $0.8 million in connection with the Notes.

The following table shows the amounts recorded within our financial statements for the Notes:

As of December 31, 2010

Liability components:
Principal amount	$287,500
Less: note discount	(50,872)
Less: note issuance costs	(5,740)

Senior convertible notes, net	$230,888

Equity components	$57,996
Less: issuance costs	(1,669)

Additional paid-in capital	$56,327

Note hedge costs	$60,145
Warrants proceeds	(26,076)

Net cost	$34,069

The following table presents the interest expense recognized related to the Notes for the three months ended December 31, 2010:

Three months ended December 31, 2010
Contractual interest expense	$1,797
Amortization of debt issuance costs	298
Accretion of debt discount	2,462

$4,557

Effective interest rate of the liability component	7.73%

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

Warrants

Separately, we entered into warrant transactions, whereby we sold warrants to acquire up to 5.5 million shares of our common stock at a strike price of $73.29 per share (“Warrants”), subject to anti-dilution adjustments. The Warrants will expire upon the maturity of the Notes. We received proceeds of $26.1 million from the sale of the Warrants. If the market value per share of our common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on our net income per share.

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

Our tax provision for interim periods is derived using an estimate of our annual effective rate, adjusted for any material items. Our effective tax rate of 25.5% varies from the statutory 35% rate due to the recognition of a tax benefit resulting from legislation enacted December 17, 2010 retroactively reinstating the research and development tax credit, recognizing income in lower foreign income tax rate jurisdictions, offset in part by a reserve for uncertain tax positions and state income taxes.

Prior Period Correction

During the first quarter of 2011, we discovered an incorrect assumption related to the tax deductibility of certain operating expenses which resulted in an understatement of the provision for income taxes reported in prior periods. This error had no impact on previously reported cash flows from operating, financing or investing activities and was considered to be immaterial to our previously reported results of operations and financial position. Since the cumulative impact of this error is significant to the results of the first quarter of fiscal 2011, we applied the guidance of Staff Accounting Bulletin No. 108 (“SAB 108”) and corrected the prior period financial statements, even though such revision previously was, and continues to be, immaterial to the prior period financial statements. Following is an income statement reconciliation of the comparable period in the first quarter of 2010:

	Provision for Income Taxes	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share

Reported	$3,757	$6,542	$0.13	$0.12
Adjustment	109	(109)	—	$—

Revised	$3,866	$6,433	$0.13	$0.12

Following is a reconciliation of balance sheet amounts as of September 30, 2010:

	Deferred Costs and Other Assets	Deferred Tax Assets	Additional paid- in capital	Accumulated Deficit

Reported	$26,671	$13,601	$739,772	$(98,570)
Adjustment	(31)	(926)	9	(966)

Revised	$26,640	$12,675	$739,781	$(99,536)

Note 9. Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units (“RSUs”). As of December 31, 2010, we had 0.8 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our Employee Stock Purchase Plan. We recognize compensation expense for equity awards on a straight line basis over the requisite service period of the award.

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

The following table presents our share-based compensation resulting from equity awards that we recorded in our income statements for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010	2009
Cost of operations	$653	$484
Sales and marketing	3,361	1,707
Systems development and programming	818	500
General and administrative	1,713	808

Total share-based compensation	$6,545	$3,499

Net cash proceeds from the exercise of stock options were $0.8 million for the three months ended December 31, 2010, and $1.1 million for the same period in 2009. For the three month periods ended December 31, 2010 and 2009, we realized a state income tax benefit in APIC from exercises of stock options and vesting of RSUs. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows and a corresponding reduction in operating cash flows.

The following table presents our stock option activity for the three months ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of September 30, 2010	1,389	$8.65
Exercised	(169)	4.53
Forfeited or expired	0	0.00

Outstanding as of December 31, 2010	1,220	9.38	3.62	$51,907

Exercisable as of December 31, 2010	1,218	9.38	3.61	51,843

For the three months ended December 31, 2010, the total intrinsic value of options exercised was $8.0 million.

RSUs are awards that entitle the holder to shares of our common stock as the award vests RSUs generally vest over four years, but may accelerate in certain circumstances. The compensation expense incurred for RSUs is based on the closing market price of our common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period.

The following table presents a summary of RSU award activity for the three months ended December 31, 2010:

	Shares	Weighted Average Share Value

Outstanding as of September 30, 2010	1,807	$33.67
Granted	0	0.00
Vested and released	0	0.00
Cancelled	(3)	27.71

Outstanding as of December 31, 2010	1,804	33.68

As of December 31, 2010, we expected $24.5 million of total unrecognized share-based compensation costs related to non-vested stock options and RSUs to be recognized over a weighted average period of 1.3 years.

Note 10. Fair Value Measurements

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

We have highly liquid investments classified as cash equivalents and short-term investments included in our balance sheet. Cash equivalents consist of money market instruments and commercial paper that have original maturities of 90 days or less. We also invest in commercial paper with maturities greater than 90 days but generally mature within 270 days. Such instruments are classified within Level 2 of the fair value hierarchy. We had no financial liabilities measured at fair value on a recurring basis at December 31, 2010.

Our financial assets measured at fair value as of December 31, 2010, are summarized below:

	Fair value measurement using			Assets at
	Level 1	Level 2	Level 3	fair value

Assets:
Money market accounts	$54,375	$—	$—	$54,375
Commercial paper	—	352,873	—	352,873
Other fixed income securities	—	141,354		141,354

Total	$54,375	$494,227	$—	$548,602

Note 11. Comprehensive Income

The following table presents the components of our comprehensive income:

	Three Months Ended December 31,
	2010	2009

Net income	$3,651	$6,433
Other comprehensive gain (loss):
Foreign currency translation adjustment loss	(630)	(477)
Net unrealized gain on investments	4	33

Total comprehensive income	$3,025	$5,989

Note 12. Segment Reporting

We operate in and report on one segment, which is on-demand Employee Spend Management Solutions. We market our services and products primarily in the United States and operate in a single industry segment. For the three months ended December 31, 2010 and 2009, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended December 31,
	2010	2009

United States	$69,659	$58,936
Europe	7,372	5,952
Other	3,204	2,765

Total revenues	$80,235	$67,653

Note 13. Contingencies

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

Legal Matters

On April 6, 2010, Concur Technologies, Inc. was named as one of 41 defendants in a purported patent infringement lawsuit, captioned CEATS, Inc. v. Continental Airlines, Inc., et al., in the United States District Court for the Eastern District of Texas. The complaint alleges infringement by Concur of six patents generally related to seat selection and reservation systems under the Patent Laws of the United States of America, 35 U.S.C. §§ 1 et seq., including 35 U.S.C. § 271(a), (b), (c), and/or (f). The plaintiff seeks injunctions enjoining the defendants from the alleged infringement and damages in an unspecified amount. We believe this lawsuit is without merit and intend to defend against it vigorously.

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

Note 14. Subsequent Event

Acquisition of TripIt

On January 24, 2011, we completed our acquisition of TripIt, Inc. (“TripIt”) for acquisition consideration equal to approximately $25 million in cash and approximately $44 million in Concur stock at closing, plus a contingent cash amount settled upon 30 months from closing of up to approximately $38 million, subject to certain adjustments and escrow provisions set forth in the definitive agreement. As part of the acquisition, Concur exchanged unvested TripIt options into Concur restricted stock units having an aggregate value of approximately $11 million at closing.

TripIt is a market leader in mobile trip management that helps travelers easily organize and share travel plans no matter where they book. The acquisition of TripIt will help to deliver even more value to travelers, our customers and our partners.

We are still in the process of measuring the fair value of assets and liabilities acquired (including identifiable intangible assets) in this transaction.

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

Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2009, 2010 and 2011, as “2009,” “2010” and “2011.” Throughout this MD&A, where we provide discussion of the three months ended December 31, 2010, and we provide data for the same period in the prior year, we will refer to the prior period as “2009.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.

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

International Revenues. Revenues from customers outside the United States represented 13% of our total revenues for the three months ended December 31, 2010 and 2009. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets due to our Etap Acquisition, our investment in global distribution and increased global awareness of our products. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our total revenues.

Operating Expenses

Cost of Operations. Cost of operations expenses consist primarily of personnel costs and related expenses and allocated overhead costs (including depreciation, occupancy, telecommunications and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services. Cost of operations expenses also include co-location and related telecommunications costs, fees paid to third parties for referrals, resale arrangements, royalties, and amortization of deferred set-up costs that we incur in connection with our subscription services.

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

General and Administrative. General and administrative expenses consist of personnel costs and related expenses and allocated overhead costs, all associated with employees and contractors in accounting, finance, human resources, legal and facilities, as well as miscellaneous costs, such as professional fees, public company regulatory compliance costs and insurance costs.

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

Results of Operations

Revenues.

	Three Months Ended December 31,		Variance
	2010	2009	Dollars
Revenues	$80,235	$67,653	$12,582

	Three Months Ended December 31,
	2010	%	2009	%

United States	$69,659	86.8%	$58,936	87.1%
Europe	7,372	9.2%	5,952	8.8%
Other	3,204	4.0%	2,765	4.1%

Total revenues	$80,235	100.0%	$67,653	100.0%

Revenues increased 18.6%, or $12.6 million, for the three months ended December 31, 2010, compared to the same period in 2009. This increase was primarily due to the growth in the number of customers for our subscription services, as a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management solutions and the increasing acceptance of outsourced services.

As part of our overall growth, we expect the percentage of our revenues generated in Europe and the Asia Pacific region to continue to increase as a percentage of our total revenues.

We expect revenues to continue to grow in 2011 as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

Cost of Operations

	Three Months Ended December 31,		Variance
	2010	2009	Dollars
Cost of operations	$22,309	$19,174	$3,135
Percent of total revenues	27.8%	28.3%

Cost of operations expenses as a percentage of total revenues decreased to 27.8% for the three months ended December 31, 2010, compared to 28.3% for the same period in 2009. Cost of operations expenses increased by 16.4%, or $3.1 million, for the three months ended December 31, 2010, compared to the same period in 2009. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $0.9 million, an increase of $1.6 million in initial set-up costs that we incur and then amortize in connection with our subscription services, and an increase of $0.6 million in allocated overhead costs. These increases were primarily due to an increase in headcount and growth of the business.

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

Sales and Marketing.

	Three Months Ended December 31,		Variance
	2010	2009	Dollars
Sales and marketing	$27,389	$20,772	$6,617
Percent of total revenues	34.1%	30.7%

Sales and marketing expenses as a percentage of total revenues increased to 34.1% for the three months ended December 31, 2010, compared to 30.7% for the same period in 2009. Sales and marketing expenses increased by 31.9%, or $6.6 million, for the three months ended December 31, 2010, compared to the same period in 2009. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $4.8 million with our subscription services, and an increase of $0.9 million in allocated overhead costs. These increases were primarily due to additional headcount, growth in new sales and increasing penetration within our existing customer base.

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

Systems Development and Programming Costs.

	Three Months Ended December 31,		Variance
	2010	2009	Dollars
Systems development and programming	$7,402	$6,890	$512
Percent of total revenues	9.2%	10.2%

Systems development and programming costs as a percentage of total revenues decreased to 9.2% for the three months ended December 31, 2010, compared to 10.2% for the same period in 2009. This decrease reflects our higher revenues compared to relatively stable expenses in this area.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $1.0 million, from $18.8 million at September 30, 2010, to $19.8 million at December 31, 2010.

We anticipate that recognized systems development and programming costs in 2011 will increase in absolute dollars and remain relatively consistent as a percentage of revenue as we continue to focus on product innovation and enhancement.

General and Administrative.

	Three Months Ended December 31,		Variance
	2010	2009	Dollars
General and administrative	$12,454	$8,711	$3,743
Percent of total revenues	15.5%	12.9%

General and administrative expenses consist of personnel costs and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal and facilities, as well as miscellaneous costs, such as professional fees, public company regulatory compliance and insurance costs.

General and administrative expenses as a percentage of total revenues increased to 15.5% for the three months ended December 31, 2010, compared to 12.9% for the same period in 2009. General and administrative expenses increased by 43.0%, or $3.7 million, for the three months ended December 31, 2010, compared to the same period in 2009. The growth in absolute dollars was primarily due to an increase in $2.2 million of personnel costs and related expenses, and an increase of $1.5 million in allocated overhead costs. These increases were the result of higher expenses for additional personnel to support our growth and other general and administrative costs and expenses associated with strategic investment activities.

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

Interest Income, Interest Expense and Other

	Three Months Ended December 31,		Variance
	2010	2009	Dollars
Interest income	$683	$311	$372
Interest expense	(4,560)	(103)	(4,457)
Other, net	(181)	(160)	(21)

Total other (expense) income, net	$(4,058)	$48	$(4,106)

Interest expense increased for the three months ended December 31, 2010, compared to the same period in 2009, due to the interest expense associated with our 2010 issuance of senior convertible notes (“Notes”). We record realized gains and losses on fluctuations in exchange rates in the other income (expense) section of the income statement. We expect interest expense to be significantly higher in 2011 compared to 2010 because of the interest expense associated with our 2010 issuance of the Notes. We also expect our interest income to be higher as a result of the investment of the proceeds of that offering pending use.

Income Tax Expense

	Three Months Ended December 31,		Variance
	2010	2009	Dollars
Income tax expense	$1,252	$3,866	$(2,614)
Effective tax rate	25.5%	37.5%

Our effective tax rate of 25.5% for the three months ended December 31, 2010, was lower than the federal statutory rate of 35% due to the recognition of a tax benefit resulting from legislation enacted December 17, 2010 retroactively reinstating the research and development tax credit, recognizing income in lower foreign income tax rate jurisdictions, moderated by a reserve for uncertain tax positions and state income taxes.

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

Liquidity and Capital Resources

Our available sources of liquidity as of December 31, 2010, consisted principally of cash, cash equivalents and short-term investments totaling $606.4 million.

Our cash flows were as follows:

	Three months ended December 31,
	2010	2009	$ Change

Cash provided by (used in):
Operating activities	$10,906	$14,149	$(3,243)
Investing activities	(15,171)	(15,846)	675
Financing activities	1,092	1,127	(35)

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of personnel and related costs, payments to vendors directly related to our services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $10.9 million for the three months ended December 31, 2010, compared to $14.1 million for the same period in 2009. This decrease in cash provided by operating activities was primarily associated with the interest expense from our senior convertible note offering.

Cash used in investing activities corresponds with purchases, sales, and maturities of investments, cash outlays for acquisitions, purchases of property and equipment, including leasehold improvements and internal-use software and changes in customer funding liabilities, net of the change in restricted cash. Our investing activities used $15.2 million for the three months ended December 31, 2010, compared to cash used of $15.8 million for the same period in 2009. The net maturities of our short-term investments provided $21.6 million for the three months ended December 31, 2010, compared to $3.4 million in 2009. Purchases of property and equipment were $4.8 million for the three months ended December 31, 2010, compared to $3.6 million for the same period in 2009. The decrease in customer funding liabilities, net of changes in restricted cash resulted in $29.6 million in cash used for the three months ended December 31, 2010, compared to $14.4 million in 2009.

Our financing activities provided $1.1 million for the three months ended December 31, 2010 and 2009.

On March 29, 2010, we terminated a credit agreement with a financial institution that provided for a revolving credit facility for up to $70 million that was set to expire in September 2012. As of March 29, 2010, we were in compliance with all loan covenants under the terms of the credit agreement, and had no outstanding borrowings under the agreement.

In March 2010, we issued Notes, Note Hedges and Warrants. The Notes will mature on April 15, 2015, unless converted earlier. All amounts in connection with the Notes, Note Hedges, and Warrants were settled in cash in April 2010. As of December 31, 2010, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For further information, see Note 7 to the notes to consolidated financial statements.

Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 7.0 million shares of our common stock through January 2011. In December 2009, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2013, and increased the number of shares eligible for repurchase by an additional 2.0 million shares, from 7.0 million shares to 9.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of December 31, 2010, 4.1 million shares remained eligible for repurchase under the Repurchase Program. We did not have any stock repurchases during the three months ended December 31, 2010.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our outstanding contractual obligations and commercial commitments as of December 31, 2010

Years ending September 30,	Senior Convertible Notes, including interest	Operating Leases	Purchase Obligations

2011 (January 1, 2011, through September 30, 2011)	5,391	2,795	3,389
2012	7,188	3,612	1,701
2013	7,187	2,625	1,714
2014	7,187	983	533
2015	291,393	462	106

Total	$318,346	$10,477	$7,442

Senior Convertible Notes

As of December 31, 2010, holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 7 of the notes to financial statements.

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

The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those we deem most important to the portrayal of our financial condition and results of operations, including those that require the most difficult, subjective or complex judgments. Our critical accounting policies include revenue recognition, income taxes, business combinations, and allowances for accounts receivable.

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

New Accounting Standards

See Note 2 of the notes to financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the three months ended December 31, 2010. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 6, 2010, Concur Technologies, Inc. was named as one of 41 defendants in a purported patent infringement lawsuit, captioned CEATS, Inc. v. Continental Airlines, Inc., et al., in the United States District Court for the Eastern District of Texas. The complaint alleges infringement by Concur of six patents generally related to seat selection and reservation systems under the Patent Laws of the United States of America, 35 U.S.C. §§ 1 et seq., including 35 U.S.C. § 271(a), (b), (c), and/or (f). The plaintiff seeks injunctions enjoining the defendants from the alleged infringement and damages in an unspecified amount. We believe this lawsuit is without merit and intend to defend against it vigorously.

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

We generated 94% of our total revenues for the three months ended December 31, 2010 from four solutions – Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to constitute a large percentage of our total revenues as we continue to expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future.

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

We have acquired and invested in other companies from time to time, and we may acquire or invest in other companies, products or technologies in the future. Our most recent acquisition, for example, occurred in January 2011, when we acquired TripIt, Inc., a provider of mobile trip management solutions. In August 2009 we acquired Etap-On-Line, a provider of business and travel expense management solutions based in Paris, France to expand our presence in the European market.

We may not realize the anticipated benefits of our acquisitions or investments to the extent that we anticipate, or at all. We may issue additional equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders and affect the trading price of our securities. If any acquisition or investment is not perceived as ultimately improving our financial condition and operating results, our stock price may decline. In addition, we may have unanticipated costs, or unanticipated litigation or liabilities from our acquisitions or investments, and may be unable to retain key employees at acquired businesses. The value of acquired businesses or investments may decline due to market conditions or adverse developments in the acquired business, as a result of factors such as the performance of the business relative to its business plan, revenue and cost trends, its liquidity and cash position, and market acceptance of its products.

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

Our international operations are an increasingly important part of our business. Customers located outside the United States represented 13% of our total revenues in 2010. In addition, a portion of our United States revenue reflects utilization of our services outside of the United States by customers located in the United States. We expect international revenues as a percentage of our total revenues to increase. Our international operations are subject to many difficulties and incremental costs, including:

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

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
Exchange Act Rule 13a-14(a).

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, formatted in XBRL.**	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.
**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, formatted in XBRL: (i) Consolidated Income Statements, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2011

CONCUR TECHNOLOGIES, INC.

By	/s/ Frank Pelzer
Frank Pelzer
Chief Financial Officer

principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the	—	—	—	—	X

fiscal quarter

ended December 31,

2010, formatted in

XBRL.**

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.
**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, formatted in XBRL: (i) Consolidated Income Statements, (ii) Consolidated Balance Sheets, (iii) Notes to Consolidated Financial Statements, tagged as blocks of text.