Form 10-Q
period 2011-03-31
CONCUR TECHNOLOGIES INC
filed 2011-05-06
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐[Do not check if a smaller reporting company]	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of the registrant’s common stock outstanding as of April 29, 2011: 53,917,552

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenues	$84,629	$72,816	$164,864	$140,469

Expenses:
Cost of operations	23,776	20,603	46,085	39,776
Sales and marketing	37,753	22,712	65,142	43,484
Systems development and programming	10,064	7,127	17,466	14,017
General and administrative	14,143	9,554	26,597	18,266
Revaluation of contingent consideration	(1,265)	—	(1,265)	—
Amortization of intangible assets	2,419	1,833	4,139	3,688

Total expenses	86,890	61,829	158,164	119,231

Operating income (loss)	(2,261)	10,987	6,700	21,238

Other income (expense):
Interest income	622	294	1,305	605
Interest expense	(4,605)	(440)	(9,165)	(543)
Loss from equity investments	(7)	—	(7)	—
Other, net	(57)	(332)	(238)	(491)

Total other expense, net	(4,047)	(478)	(8,105)	(429)

Income (loss) before income tax	(6,308)	10,509	(1,405)	20,809
Income tax expense (benefit)	(3,646)	3,791	(2,394)	7,658

Net income (loss)	(2,662)	6,718	989	13,151
Less: Net loss attributable to noncontrolling interests	33	—	33	—

Net income (loss) attributable to Concur	$(2,629)	$6,718	$1,022	$13,151

Net income (loss) per share attributable to Concur common shareholders:
Basic	$(0.05)	$0.14	$0.02	$0.27
Diluted	(0.05)	0.13	0.02	0.25

Weighted average shares used in computing net income (loss) per share:
Basic	53,467	49,454	52,950	49,248
Diluted	53,467	52,738	55,112	52,619

See notes to financial statements.

Concur Technologies, Inc

Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2011	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$385,120	$329,098
Short-term investments	181,467	301,597
Restricted cash	1,717	2,535
Accounts receivable, net of allowance of $1,943 and $2,374	61,044	52,340
Deferred tax assets	16,747	18,810
Deferred costs and other assets	29,258	26,640

Total current assets	675,353	731,020
Non-current assets:
Property and equipment, net	39,435	36,229
Investments	48,311	6,045
Deferred costs and other assets	26,485	25,441
Intangible assets, net	51,879	36,398
Deferred tax assets	16,929	12,675
Goodwill	267,262	194,989

Total assets	$1,125,654	$1,042,797

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$4,731	$5,413
Customer funding liabilities	61,565	66,985
Accrued compensation	14,894	20,944
Acquisition-related liabilities	3,068	—
Other accrued expenses and liabilities	18,853	14,390
Deferred revenues	49,651	44,358

Total current liabilities	152,762	152,090
Non-current liabilities:
Senior convertible notes, net	233,697	228,128
Deferred rent and other long-term liabilities	1,080	1,149
Deferred revenues	14,918	15,453
Acquisition-related contingent consideration	18,076	—
Tax liability	8,581	8,151

Total liabilities	429,114	404,971

Equity:
Concur stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	—	—
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	54	52
Authorized shares: 195,000
Shares issued and outstanding: 53,913 and 52,379
Additional paid-in capital	794,840	739,781
Accumulated deficit	(98,514)	(99,536)
Accumulated other comprehensive loss	(1,008)	(2,471)

Total Concur stockholders’ equity	695,372	637,826

Noncontrolling interests	1,168	—

Total equity	696,540	637,826

Total liabilities and equity	$1,125,654	$1,042,797

See notes to financial statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Operating activities:
Net income (loss)	$(2,662)	$6,718	$989	$13,151
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	2,419	1,833	4,139	3,688
Depreciation	5,250	4,164	9,806	8,296
Accretion of discount and issuance costs on notes, net	2,808	—	5,568	—
Net recovery of sales allowances	(72)	(485)	(430)	(814)
Share-based compensation expense	12,158	3,866	18,703	7,365
Gain on revaluation of contingent consideration	(1,265)	—	(1,265)	—
Deferred income taxes	(3,736)	3,768	(2,345)	7,261
Excess tax benefits from share-based compensation	—	—	(145)	—
Loss from equity method investments	7	—	7	—
Changes in operating assets and liabilities:
Accounts receivable	(7,992)	(4,451)	(7,186)	(2,140)
Deferred costs and other assets	(2,103)	(1,822)	(3,298)	(2,529)
Accounts payable	256	(534)	(715)	(19)
Accrued liabilities	6,749	915	(1,206)	(7,996)
Deferred revenues	4,196	4,270	4,297	6,128

Net cash provided by operating activities	16,013	18,242	26,919	32,391

Investing activities:
Purchases of investments	(138,904)	(55,942)	(221,850)	(93,201)
Maturities of investments	237,436	72,098	341,940	112,737
Increase(decrease) in customer funding liabilities, net of changes in restricted cash	24,915	20,808	(4,658)	6,389
Investments in unconsolidated affiliates	(40,000)	(2,000)	(42,272)	(2,000)
Investments in consolidated joint venture by noncontrolling interest	1,152	—	1,152	—
Purchases of property and equipment	(7,920)	(4,014)	(12,696)	(7,659)
Payments for acquisitions, net of cash acquired	(24,000)	(2,378)	(24,108)	(3,540)

Net cash provided by investing activities	52,679	28,572	37,508	12,726

Financing activities:
Equity issuance costs	(25)	—	(25)	—
Net proceeds from share-based equity award activity	599	1,629	1,364	2,743
Proceeds from employee stock purchase plan activity	562	435	943	720
Tax withholding on stock awards	(11,081)	(4,232)	(11,081)	(4,232)
Excess tax benefits from share-based compensation	—	—	145	—
Repayments on capital leases	—	(279)	(199)	(551)

Net cash used in financing activities	(9,945)	(2,447)	(8,853)	(1,320)

Effect of foreign currency exchange rate changes on cash and cash equivalents	311	(91)	448	15

Net increase in cash and cash equivalents	59,058	44,276	56,022	43,812
Cash and cash equivalents at beginning of period	326,062	118,721	329,098	119,185

Cash and cash equivalents at end of period	$385,120	$162,997	$385,120	$162,997

Supplemental cash flow information:
Cash paid for interest	$0	$70	$3,773	$106
Income tax (receipts) payments, net	(649)	619	(733)	1,064

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

Concur®, Concur® Expense, Concur® Travel & Expense, Concur® Cliqbook Travel, Concur® Invoice, Concur® Connect, Concur® ExpenseLink, Concur® Advantage, Concur® Breeze, and TripIt are among the registered trademarks and registered service marks of Concur or our subsidiaries, in the United States and other countries. Other parties’ trademarks and service marks are the property of their respective owners and should be treated as such.

Basis of Presentation

The accompanying financial statements present our income statements, balance sheets, equity statements, and cash flow statements on a consolidated basis. These unaudited financial statements include the accounts of Concur and our subsidiaries. We have eliminated all intercompany accounts and transactions in these financial statements.

In addition, we hold a controlling interest (75 percent voting interest) in Concur (Japan) Ltd., (“Concur Japan”), a Japanese joint venture. We have consolidated the accounts of Concur Japan with the accounts of Concur, and we have recorded the noncontrolling interest for the minority investors’ interests in the net assets and operations of Concur Japan.

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

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to current presentation. The reclassifications had no effect on net income or total stockholders’ equity. Also see Note 10 for further information about the prior period correction related to income taxes.

Note 2. Accounting Estimates, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

We prepared our financial statements in conformity with GAAP, which requires us to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include the determination of certain provisions, including valuing assets and liabilities acquired through business combinations, valuing and estimating useful lives of intangible assets, recognizing uncertain tax positions, and estimating tax valuation allowances on tax attribute carryforwards, deferring certain revenues and costs, allowances for accounts receivable, estimating useful lives of property and equipment and estimating product warranties.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning October 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance will become effective for us with the reporting period beginning October 1, 2011, and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We are currently evaluating the impact of the pending adoption of ASU 2010-29 on our consolidated financial statements.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net income (loss) attributable to Concur	$(2,629)	$6,718	$1,022	$13,151

Weighted average number of shares outstanding:
Basic	53,467	49,454	52,950	49,248
Dilutive effect of share-based equity award plans (1)	—	3,222	2,162	3,344
Dillutive effect of warrants (2)	—	62	—	27

Diluted	53,467	52,738	55,112	52,619

Net income (loss) per share available to common stockholders:
Basic	$(0.05)	$0.14	$0.02	$0.27
Diluted	(0.05)	0.13	0.02	0.25

(1)	For the three months ended March 31, 2011 we excluded all share-based equity awards to purchase Concur common stock from the calculations of diluted net income per share as the inclusion of these securities would have been anti-dilutive
(2)	This warrant was issued to American Express Travel Related Services Company, Inc. in 2008, and was exercised in July 2010 and therefore had no dilutive effect in 2011.

Note 4. Business Acquisition

On January 24, 2011, we completed the acquisition of TripIt, Inc. (“TripIt”) a market leader in mobile trip management. The combination of Concur and TripIt delivers additional value to existing clients and travelers while helping to expand the addressable market for Concur’s services by reaching a new class of travelers previously unaddressed by traditional managed travel solutions.

Subject to the terms of the acquisition agreement, we acquired all of the outstanding shares of TripIt for $24.7 million cash, 814 shares of Concur’s common stock valued at approximately $41.2 million at closing, of which 217 shares are held in escrow, plus future contingent consideration with a fair value of $28.9 million (further discussed under “Top-Up Payment” below). Of the $28.9 million, $11.5 million relates to certain individuals whose ability to receive a Top-Up payment is subject to a continued employment requirement. The portion of the fair value of the contingent consideration subject to the continued employment requirement will be recognized as compensation expense in post combination financial statements. The remainder of the Top-Up Payment fair value ($17.4 million) was recorded as part of the purchase consideration.

In addition, we issued unvested Concur restricted stock units in exchange for cancellation of unvested TripIt stock options outstanding with an aggregate value of $9.9 million. The portion of the fair-value of the replacement award that is attributable to the precombination service period is $3.6 million and has been included as part of the purchase consideration. We accounted for this acquisition using the purchase method of accounting. We have included the financial results of TripIt in our consolidated financial statements beginning on the acquisition date.

The total purchase price for the TripIt acquisition was comprised of the following:

Net obligations assumed	$(1,602)
Intangible assets	19,300
Deferred tax liability, net of deferred tax asset	(588)
Goodwill	69,699

Total purchase price	$86,809

The following table presents the details of the intangible assets we acquired in connection with the TripIt acquisition:

	Fair value	Useful Life
Software technology	$8,980	5 years
User base	8,220	5 years
Trademark and trade name	2,100	10 years

Total intangible assets subject to amortization	$19,300

The goodwill recorded in connection with the Company’s business combinations is primarily related to the synergies to be achieved that are unique to our business. The goodwill balance is not deductible for tax purposes.

We expensed transaction costs associated with TripIt as incurred. These transaction costs were $1.8 million and $1.9 million for the three and six months ended March 31, 2011, and are included in our general and administrative expenses of our income statement.

Top-Up Payment

As part of the TripIt acquisition, we agreed to pay additional cash consideration of up to $38.3 million to the former shareholders of TripIt on the 30 month anniversary of the closing or at such earlier time as specified in the Agreement (the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the consideration issued at the closing (the “Market Value”) is less than approximately $82.1 million or $100.9 per share (the “Guaranteed Value”), subject to adjustments, we will make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”), subject to certain limited exceptions. Such right to receive the Top-Up Payment will terminate in the event the value of the shares paid at closing increases by approximately $38.3 million to $100.90 per share at any time prior to the Top-Up Payment Date. If shares were sold or transferred before the Top-Up Payment Date, such holders will not be eligible to receive a Top-Up Payment. In addition, certain former shareholders that became employees of Concur will not be eligible to receive a Top-Up Payment if these employees terminate employment with Concur prior to the required service period. As of March 31, 2011, the potential undiscounted amount of the payment that we could be required to make on the Top-Up Payment Date is between $0 and approximately $38.3 million.

As of the acquisition date, we estimated the total fair value of the contingent consideration to be $28.9 million, using the Monte Carlo Simulation valuation approach. This valuation method was based on significant inputs that are not observable in the market (Level 3 inputs), with key assumptions including (i) expected term of 30 months, (ii) rate of return based on the yield on the three year U.S. Treasury bill (iii) volatility based on our historical stock price volatility and the volatility implied by traded options in our common stock, and (iv) strike price of $100.90.

As of March 31, 2011, the acquisition-related liability total was $18.1 million. This includes $1.9 million related to the portion of the Top-Up Payment due to certain individuals whose Top-Up Payment is subject to a continued employment requirement. The acquisition-related contingent consideration also included $16.2 million related to the portion of the Top-Up Payment due to other former shareholders of TripIt. Changes in the Top-Up Payment liability since the acquisition date were recorded in the income statement. On a quarterly basis, we will continue to re-measure the fair value of the contingent Top-Up Payment and any changes in contingent consideration will be recorded in the income statement.

Note 5. Property and Equipment

As of the dates specified below, our property and equipment consisted of the following:

	March 31, 2011	September 30, 2010
Land and building	$5,936	$5,842
Leasehold improvements	5,673	5,586
Computer hardware	20,246	17,672
Computer software	52,196	47,245
Furniture and equipment	1,335	1,210

Property and equipment, gross	85,386	77,555
Less: accumulated depreciation	(45,951)	(41,326)

Property and equipment, net	$39,435	$36,229

Note 6. Investments

Our investment portfolio includes strategic investments in privately-held companies. We reported all of our strategic investment in “Investments” on our balance sheet.

ClearTrip

In March 2011, we invested $40.0 million in privately held ClearTrip, Inc. (“ClearTrip”), a leading provider of online travel services in India. Our investment consists of both preferred stock and common stock. In addition, we have a warrant to purchase up to 1.5 million shares of the preferred stock. The warrant has a five year term and can be exercised at any time during this term.

Classes of preferred stock in ClearTrip that do not meet all the characteristics of in-substance common stock have been accounted for under the cost method with net accumulated earnings recorded only to the extent of distributed dividends.

Our investment in ClearTrip’s common stock and certain classes of preferred stock are accounted for under the equity method because our total ownership interest exceeds 20% and we have the ability to exert significant influence. Under the equity method, we record our investment at cost and adjust the carrying amount of the investment to recognize our proportionate share of ClearTrip’s net income or loss into our consolidated statements of income after the date of acquisition.

RideCharge

During 2009 and 2010, we have made investments totaling $6.0 million in privately held RideCharge, Inc. (“RideCharge”), a leading provider of ground travel booking that allows business travelers to book, pay and get reimbursed for ground transportation.

Because our preferred stock in RideCharge does not meet all the characteristics of in-substance common stock, we have accounted for our investment under the cost method with net accumulated earnings recorded only to the extent of distributed dividends. We have reported our investment in RideCharge in “Investments” on our balance sheet.

Total cost method investments were $35.1 million and $6.0 million, as of March 31, 2011 and 2010. Total equity method investments were $13.2 million as of March 31, 2011. There were no equity investments as of March 31, 2010. We assess these investments for impairment as circumstances dictate.

Note 7. Intangible Assets and Goodwill

The following table presents our intangible assets as of March 31, 2011, and September 30, 2010:

Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of March 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of September 30, 2010
Trade name and trademarks	$2,806	$274	$2,532	$681	$159	$522
Technology	21,579	10,314	11,265	11,754	8,566	3,188
Customer relationships	52,215	14,133	38,082	44,465	11,777	32,688

Total	$76,600	$24,721	$51,879	$56,900	$20,502	$36,398

For the three and six months ended March 31, 2011, we recorded amortization expense of $2.4 million and $4.1 million in our income statements, and we recorded amortization expense of $1.8 million and $3.7 million for the same periods in 2010.

The following table presents the estimated amortization expense for the remaining estimated useful life of the intangible assets as of March 31, 2011:

Years Ending September 30,	Amortization of Intangible Assets
2011 (April 1, 2011, through September 30, 2011)	$5,345
2012	8,493
2013	7,987
2014	7,778
2015	7,575
Thereafter	14,701

Total	$51,879

Goodwill consisted of the following:

Balance as of September 30, 2010	$194,989
Addition - Tripit	69,699
Additions - Other	1,668
Other adjustments (1)	906

Balance as of March 31, 2011	$267,262

(1)	Other adjustments represent the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. These goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments are included in other comprehensive income (loss).

Note 8. Customer Funding Liabilities

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

Note 9. Debt

In March 2010, we issued $287.5 million principal amount of our 2.50% senior convertible notes due in 2015 (“Notes”). All amounts from the issuance of the Notes were settled in April 2010.

The Notes are governed by an Indenture, dated April 6, 2010 (“Indenture”), between Concur and Wells Fargo Bank, National Association, as trustee. The Notes will mature on April 15, 2015, unless earlier repurchased or converted, and bear interest at a rate of 2.50% per year payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2010.

The Notes are convertible into cash and shares of our common stock at an initial conversion rate of 19.10 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $52.35 per share, subject to adjustment. Prior to January 15, 2015, conversion is subject to the satisfaction of certain conditions set forth below. Holders of the Notes who convert their Notes in connection with a fundamental change (as defined in the Indenture) will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Notes may require Concur to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date (as defined in the Indenture).

Investors may convert their Notes on or after January 15, 2015, until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon conversion, we will satisfy our conversion obligation by delivering cash and shares of common stock, if any, based on a daily settlement amount (as defined in the Indenture). Prior to January 15, 2015, holders of the Notes may convert their Notes under any of the following conditions:

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

The following table shows the amounts recorded within our financial statements for the Notes:

As of
March 31, 2011
Liability components:
Principal amount	$287,500
Less: note discount	(48,365)
Less: note issuance costs	(5,438)

Senior convertible notes, net	$233,697

Equity components	$57,996
Less: issuance costs	(1,669)

Additional paid-in capital	$56,327

Note hedge costs	$60,145
Warrants proceeds	(26,076)

Net cost	$34,069

The following table presents the interest expense recognized related to the Notes for the three and six months ended March 31, 2011:

	Three months ended March 31, 2011	Six months ended March 31, 2011
Contractual interest expense	$1,797	$3,594
Amortization of debt issuance costs	301	$599
Accretion of debt discount	2,507	$4,969

	$4,605	$9,162

Effective interest rate of the liability component	7.73%	7.73%

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

Note 10. Income Taxes

We base the provision for income taxes in our interim financial statements on estimated annual effective tax rates in the tax jurisdictions where we operate. Our effective tax rates differ from the U.S. federal statutory rate primarily due to the tax impact of nondeductible compensation, research and development (“R&D”) tax credits, nondeductible acquisition costs, state taxes, foreign operations, and transfer pricing adjustments. If actual results differ from the assumptions used in estimating our annual effective income tax rates, future income tax expense could be materially affected.

For the three months ended March 31, 2011 and 2010, our effective tax rate was 57.80% and 36.07%. For the six months ended March 31, 2011 and 2010, our effective tax rate was 170.39% and 36.80%. The increase in the effective tax rate for the three and six months of 2011 compared to the same periods of the prior year is primarily the result of nondeductible compensation related to the TripIt acquisition, the decrease in pre-tax income from 2010, nondeductible TripIt acquisition costs, and partially offset by an increase in R&D development credits (the U.S. federal R&D tax credit was retroactively reinstated in the first quarter of 2011) and a decrease in the earnings from tax jurisdictions with higher statutory rates in which we operate.

We measure and recognize uncertain tax positions. To recognize such positions we first determine if it is more likely than not that the position will be sustained on audit. We then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Since we are in a net operating loss position for those positions that require a reserve we do not include interest and penalties related to our contingencies in our income tax expense.

Prior Period Correction

During the first quarter of 2011, we discovered an incorrect assumption related to the tax deductibility of certain operating expenses which resulted in an understatement of the provision for income taxes reported in prior periods. This error had no impact on previously reported cash flows from operating, financing or investing activities and was considered to be immaterial to our previously reported results of operations and financial position. Since the cumulative impact of this error is significant to the results of the first quarter of 2011, we applied the guidance of Staff Accounting Bulletin No. 108 (“SAB 108”) and corrected the prior period financial statements, even though such revision previously was, and continues to be, immaterial to the prior period financial statements.

The following is an income statement reconciliation of the comparable period for the three months ended March 31, 2010:

	Provision for Income Taxes	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$3,682	$6,827	$0.14	$0.13
Adjustment	109	(109)	—	$—

Revised	$3,791	$6,718	$0.14	$0.13

The following is an income statement reconciliation of the comparable period for the six months ended March 31, 2010:

	Provision for Income Taxes	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$7,439	$13,369	$0.27	$0.25
Adjustment	218	(218)	—	$—

Revised	$7,657	$13,151	$0.27	$0.25

The following is a reconciliation of balance sheet amounts as of September 30, 2010:

	Deferred Costs and Other Assets	Deferred Tax Assets	Additional paid-in capital	Accumulated Deficit
Reported	$26,671	$13,601	$739,772	$(98,570)
Adjustment	(31)	(926)	9	(966)

Revised	$26,640	$12,675	$739,781	$(99,536)

Note 11. Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units (“RSUs”). As of March 31, 2011, we had 6.3 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our Employee Stock Purchase Plan. We recognize compensation expense for equity awards on a straight line basis over the requisite service period of the award.

We have calculated an additional paid in capital (“APIC”) pool that represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include those excess tax benefits in APIC only when they have been realized. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess deficiencies as income tax expense in our income statements. Excess tax benefits or tax deficiencies, to the extent realized, are a factor in the calculation of diluted shares used in computing dilutive income per share.

The following table presents our share-based compensation resulting from equity awards that we recorded in our income statements for the three and six months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Cost of operations	$681	$597	$1,334	$1,081
Sales and marketing	7,175	1,786	10,536	3,493
Systems development and programming	2,358	576	3,176	1,076
General and administrative	1,944	907	3,657	1,715

Total share-based compensation	$12,158	$3,866	$18,703	$7,365

Net cash proceeds from the exercise of stock options were $0.6 million and $1.5 million for the three and six months ended March 31, 2011, and $1.6 million and $2.7 million for the same periods in 2010. We present excess tax benefits from the exercise of stock options and vesting of RSUs, if any, as financing cash flows and a corresponding reduction in operating cash flows.

The following table presents our stock option activity for the six months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2010	1,389	$8.65
Exercised	(253)	5.77
Forfeited or expired	—	—

Outstanding as of March 31, 2011	1,136	9.47	3.42	$52,218

Exercisable as of March 31, 2011	1,136	9.47	3.42	52,174

For the six months ended March 31, 2011, the total intrinsic value of options exercised was $11.7 million.

RSUs are awards that entitle the holder to shares of our common stock as the awards vest. RSUs generally vest over four years, but may accelerate in certain circumstances. The compensation expense incurred for RSUs is based on the closing market price of our common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period.

The following table presents a summary of RSU award activity for the six months ended March 31, 2011:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2010	1,807	$33.67
Granted	321	50.99
Vested and released	(650)	35.28
Cancelled	(16)	41.17

Outstanding as of March 31, 2011	1,462	36.36

As of March 31, 2011, we expected $27.9 million of total unrecognized share-based compensation costs related to non-vested stock options and RSUs to be recognized over a weighted average period of 1.6 years.

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

Our financial assets and liabilities measured at fair value as of March 31, 2011, are summarized below:

	Fair value measurement using			Assets at
	Level 1	Level 2	Level 3	fair value
Assets:
Money market accounts	$58,018	$—	$—	$58,018
Commercial paper	—	309,829	—	309,829
Other fixed income securities	—	73,797		73,797

Total	$58,018	$383,626	$—	$441,644

Liabilities:
Acquisition-related contingent consideration	$—	$—	$18,076	$18,076

Acquisition-related Contingent Consideration

We estimate the fair value of acquisition-related contingent consideration using the Monte Carlo Simulation approach. Contingent consideration liabilities are classified as Level 3 liabilities, because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. The unrealized gains and losses related to the contingent consideration are included in our income statement.

The following table presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2011:

Acquisition-related contingent consideration	$17,395
Change in fair value	(1,265)

Balance as of March 31, 2011	$16,130

Acquisition-related contingent consideration - compensatory	$—
Recorded as compensation expense	1,946

Balance as of March 31, 2011	$1,946

As of March 31, 2011, the total fair value of the contingent consideration associated with TripIt was $26.8 million, of which 18.1 million is recorded as a liability. The remaining of $8.7 million is compensation related and will be recorded during the requisite service period.

Note 13. Equity and Comprehensive Income (Loss) The following table shows the changes in equity attributable to both Concur and the noncontrolling interest in our consolidated subsidiary in which we have control, but not total ownership interest.

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at December 31, 2010	648,862	—	648,862
Initial investment by noncontrolling interest partners		1,225	1,225
Comprehensive Income (loss):
Net loss	(2,629)	(33)	(2,662)
Foreign currency translation adjustment	2,074	(24)	2,050
Net unrealized gain on investments, net of tax	15	—	15

Comprehensive Loss:	(540)	(57)	(597)
Stock-based transactions and compensation expense	47,050	—	47,050

Equity at March 31, 2011	$695,372	$1,168	$696,540

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at December 31, 2009	532,373	—	532,373
Comprehensive income (loss):
Net income	6,827	—	6,827
Foreign currency translation adjustment	(2,028)	—	(2,028)
Net unrealized loss on investments	(31)	—	(31)

Comprehensive income:	4,768	—	4,768
Equity component of Senior Convertible Notes, net	19,534	—	19,534
Stock-based transactions and compensation expense	1,819	—	1,819

Equity at March 31, 2010	$558,494	$—	$558,494

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2010	637,826	—	637,826
Initial investment by noncontrolling interest partners		1,225	1,225
Comprehensive income (loss):
Net income (loss)	1,022	(33)	989
Foreign currency translation adjustment	1,444	(24)	1,420
Net unrealized gain on investments, net of tax	19	—	19

Comprehensive Income (loss):	2,485	(57)	2,428
Stock-based transactions and compensation expense	55,061	—	55,061

Equity at March 31, 2011	$695,372	$1,168	$696,540

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2009	521,330	—	521,330
Comprehensive income (loss):
Net income	13,369	—	13,369
Foreign currency translation adjustment	(2,505)	—	(2,505)
Net unrealized gain on investments, net of tax	2	—	2

Comprehensive income:	10,866	—	10,866
Equity component of Senior Convertible Notes, net	19,534	—	19,534
Stock-based transactions and compensation expense	6,764	—	6,764

Equity at March 31, 2010	$558,494	$—	$558,494

Note 14. Segment Reporting

We operate in and report on one segment, which is on-demand Employee Spend Management Solutions. We market our services and products primarily in the United States and operate in a single industry segment. For the three and six months ended March 31, 2011 and 2010, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
United States	$73,237	$63,920	$142,895	$122,856
Europe	8,302	5,785	15,675	11,737
Other	3,090	3,111	6,294	5,876

Total revenues	$84,629	$72,816	$164,864	$140,469

Note 15. Contingencies

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

Note 16. Subsequent Event

On April 29, 2011, TripIt LLC, successor-in-interest to TripIt, Inc. and a subsidiary of Concur Technologies, Inc., was named as a defendant in a purported patent infringement lawsuit, captioned ArrivalStar S.A. and Melvino Technologies Limited v. Encore Forwarding, Inc. et al., in the United States District Court for the Southern District of Florida. The complaint alleges infringement by TripIt of eight patents on account of “ ‘Get SMS Travel Alerts’ programs/products/services/systems which include and use tracking and messaging technologies” alleged to be protected by the patents. The plaintiffs seek an injunction enjoining the defendants from the alleged infringement and damages in an unspecified amount. We believe this lawsuit is without merit and intend to defend against it vigorously.

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

Our strategic focus in 2011 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in 2011 compared to 2010 due to anticipated growth in demand. We expect our sales and marketing expenses to increase on both an absolute basis and as a percentage of revenues in 2011 compared to 2010, primarily reflecting acquisition related activities and our continued emphasis on growing our sales and marketing personnel to support expected demand and create additional awareness in our target market.

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

International Revenues. Revenues from customers outside the United States represented 14% and 13% of total revenues for the three and six months ended March 31, 2011, compared to 12% and 13% for the three and six months ended March 31, 2010. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets due to our Etap Acquisition, our investment in global distribution and increased global awareness of our products. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our total revenues.

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

Systems Development and Programming. Systems development and programming costs consist of personnel costs and related expenses and allocated overhead costs associated with employees and contractors engaged in software engineering, program management and quality assurance.

General and Administrative. General and administrative expenses consist of personnel costs and related expenses and allocated overhead costs, all associated with employees and contractors in accounting, finance, human resources, legal and facilities, as well as miscellaneous costs, such as professional fees, public company regulatory compliance costs and insurance costs.

Revaluation of Contingent Consideration. Revaluation of contingent consideration consists of any change in value of our liability-classified acquisition-related contingent consideration. We remeasure this contingent consideration each quarter, with any changes in the fair value recorded as income or expense.

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

Results of Operations

Fiscal years 2011 Q2 and 2010 Q2

Revenues

	Three Months Ended March 31,		Variance
	2011	2010	Dollars
Revenues	$84,629	$72,816	$11,813

	Three Months Ended March 31,
	2011	%	2010	%
United States	$73,237	86.5%	$63,920	87.8%
Europe	8,302	9.8%	5,785	7.9%
Other	3,090	3.7%	3,111	4.3%

Total revenues	$84,629	100.0%	$72,816	100.0%

Revenues increased 16.2%, or $11.8 million, for the three months ended March 31, 2011, compared to the same period in 2010. This increase was primarily due to the growth in the number of customers for our subscription services, as a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management solutions and the increasing acceptance of outsourced services.

As part of our overall growth, we expect the percentage of our revenues generated in Europe and the Asia Pacific region to continue to increase as a percentage of our total revenues.

We expect revenues to continue to grow in 2011 as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

Cost of Operations

	Three Months Ended March 31,		Variance
	2011	2010	Dollars
Cost of operations	$23,776	$20,603	$3,173
Percent of total revenues	28.1%	28.3%

Cost of operations as a percentage of total revenues decreased to 28.1% for the three months ended March 31, 2011, compared to 28.3% for the same period in 2010. Cost of operations increased by 15.4%, or $3.2 million, for the three months ended March 31, 2011, compared to the same period in 2010. The growth in absolute dollars was primarily due to an increase of $1.5 million in initial set-up costs that we incur and then amortize in connection with our subscription services, an increase in personnel costs and related expenses of $0.9 million, and an increase of $0.8 million in infrastructure and allocated overhead costs, primarily due to increased headcount and growth of the business.

We expect cost of operations to continue to trend down as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to anticipated economies of scale. We anticipate that cost of operations will increase in absolute dollars as we continue to expand our capacity (including acquisitions) to deploy and support additional new customers.

Sales and Marketing

	Three Months Ended March 31,		Variance
	2011	2010	Dollars
Sales and marketing	$37,753	$22,712	$15,041
Percent of total revenues	44.6%	31.2%

Sales and marketing expenses as a percentage of total revenues increased to 44.6% for the three months ended March 31, 2011, compared to 31.2% for the same period in 2010. Sales and marketing expenses increased by 66.2%, or $15.0 million, for the three months ended March 31, 2011, compared to the same period in 2010. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $11.9 million (including $3.0 million of additional share-based compensation expense from the Concur RSU’s issued in exchange for the unvested TripIt options at acquisition), an increase of $1.4 million in professional service fees and an increase of $0.5 million in infrastructure and allocated overhead costs. These increases were related to additional headcount increases (some of which was due to the acquisition of TripIt), growth in new sales and increasing penetration within our existing customer base.

We expect total sales and marketing expenses in 2011 to increase as a percentage of revenue and in absolute dollars compared to 2010, driven primarily by acquisition related activities and an increase in sales personnel and marketing programs globally. These increases reflect a key part of our strategic focus in 2011, which is to expand our sales and marketing efforts to create greater awareness of our subscription services in our target markets and to support expected demand.

Systems Development and Programming

	Three Months Ended March 31,		Variance
	2011	2010	Dollars
Systems development and programming	$10,064	$7,127	$2,937
Percent of total revenues	11.9%	9.8%

Systems development and programming costs as a percentage of total revenues increased to 11.9% for the three months ended March 31, 2011, compared to 9.8% for the same period in 2010. Systems development and programming costs increased by 41.2%, or $2.9 million, for the three months ended March 31, 2011, compared to the same period in 2010. This increase was primarily due to a $2.2 million increase in personnel costs (including $1.3 million of additional share-based compensation expense from the Concur RSU’s issued in exchange for the unvested TripIt options at acquisition), and a $0.7 million increase in allocated overhead costs and general costs.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $1.8 million, from $19.8 million at December 31, 2010, to $21.6 million at March 31, 2011.

We anticipate that recognized systems development and programming costs in 2011 will increase in absolute dollars and remain relatively consistent as a percentage of revenue as we continue to focus on product innovation and enhancement.

General and Administrative

	Three Months Ended March 31,		Variance
	2011	2010	Dollars
General and administrative	$14,143	$9,554	$4,589
Percent of total revenues	16.7%	13.1%

General and administrative expenses consist of personnel costs and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal and facilities, as well as miscellaneous costs, such as professional fees, public company regulatory compliance and insurance costs.

General and administrative expenses as a percentage of total revenues increased to 16.7% for the three months ended March 31, 2011, compared to 13.1% for the same period in 2010. General and administrative expenses increased by 48.0%, or $4.6 million, for the three months ended March 31, 2011, compared to the same period in 2010. The growth in absolute dollars was primarily due to an increase of $2.5 million in professional fees (including $2.1 million of one-time acquisition and other related costs), an increase of $1.8 million in personnel costs and related expenses and an increase of $0.3 million in infrastructure and allocated overhead costs. These increases were the result of higher expenses for additional personnel to support our growth, other general and administrative costs and expenses associated with strategic investment activities.

We expect the absolute dollar amount of general and administrative expenses to increase in 2011 compared to 2010 due to increases in personnel costs related to the growth of our business.

Revaluation of Contingent Consideration

	Three Months Ended March 31,		Variance
	2011	2010	Dollars
Revaluation of contingent consideration	$(1,265)	$—	$(1,265)
Percent of total revenues	-1.5%	0.0%

Revaluation of contingent consideration consisted of a gain of $1.3 million for the three months ended March 31, 2011, related to the Top-Up Payment associated with the TripIt acquisition.

Amortization of Intangible Assets

	Three Months Ended March 31,		Variance
	2011	2010	Dollars
Amortization of intangible assets	$2,419	$1,833	$586
Percent of total revenues	2.9%	2.5%

Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as non-cash charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks, and non-compete agreements. Amortization of intangibles increased for the three months ended March 31, 2011, compared to the same period in 2010, due to the additional intangible acquired as part of the TripIt acquisition.

Interest Income, Interest Expense and Other

	Three Months Ended March 31,		Variance
	2011	2010	Dollars
Interest income	$622	$294	$328
Interest expense	(4,605)	(440)	(4,165)
Loss from equity investments	(7)	—	(7)
Other, net	(57)	(332)	275

Total other (expense) income, net	$(4,047)	$(478)	$(3,569)

Interest expense increased for the three months ended March 31, 2011, compared to the same period in 2010, due to the interest expense associated with our April 2010 issuance of senior convertible notes (“Notes”). We record realized gains and losses on fluctuations in exchange rates in the other income (expense) section of the income statement. We expect interest expense to be significantly higher in 2011 compared to 2010 because of the full-year interest expense associated with the Notes. We also expect our interest income to be higher as a result of the investment of the proceeds of that offering pending use.

Income Tax Expense

	Three Months Ended March 31,		Variance
	2011	2010	Dollars
Income tax (benefit) expense	$(3,646)	$3,791	$(7,437)
Effective tax rate	57.8%	36.1%

Our effective tax rate of 57.8% for the three months ended March 31, 2011, was higher than the prior period primarily due to the nondeductible compensation related to the TripIt acquisition and the decrease in pre-tax income from 2010, nondeductible TripIt acquisition costs, and partially offset by an increase in R&D development credits and a decrease in the earnings from tax jurisdictions with higher statutory rates in which we operate.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We make estimates and judgments in determining income tax expense for financial statement purposes. We also make estimates and judgments in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We measure and recognize uncertain tax positions. To recognize such positions we first determine if it is more likely than not that the position will be sustained on audit. We then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Since we are in a net operating loss position for those positions that require a reserve we do not include interest and penalties related to our contingencies in our income tax expense.

Results of Operations

Fiscal years 2011 YTD and 2010 YTD

Revenues.

	Six Months Ended March 31,		Variance
	2011	2010	Dollars
Revenues	$164,864	$140,469	$24,395

	Six Months Ended March 31,
	2011	%	2010	%
United States	$142,895	86.7%	$122,856	87.5%
Europe	15,675	9.5%	11,737	8.3%
Other	6,294	3.8%	5,876	4.2%

Total revenues	$164,864	100.0%	$140,469	100.0%

Revenues increased 17.4%, or $24.4 million, for the six months ended March 31, 2011, compared to the same period in 2010. This increase was primarily due to the growth in the number of customers for our subscription services, as a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management solutions and the increasing acceptance of outsourced services.

As part of our overall growth, we expect the percentage of our revenues generated in Europe and the Asia Pacific region to continue to increase as a percentage of our total revenues.

We expect revenues to continue to grow in 2011 as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

Cost of Operations

	Six Months Ended March 31,		Variance
	2011	2010	Dollars
Cost of operations	$46,085	$39,776	$6,309
Percent of total revenues	28.0%	28.3%

Cost of operations as a percentage of total revenues decreased to 28.0% for the six months ended March 31, 2011, compared to 28.3% for the same period in 2010. Cost of operations increased by 15.9%, or $6.3 million, for the six months ended March 31, 2011, compared to the same period in 2010. The growth in absolute dollars was primarily due to an increase of $3.2 million in initial set-up costs that we incur and then amortize in connection with our subscription services, an increase in personnel costs and related expenses of $1.8 million, and an increase of $1.3 million in infrastructure and allocated overhead costs. These increases were primarily due to an increase in headcount and growth of the business through both organic growth and acquisitions.

We expect cost of operations to continue to trend down as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars as we continue to expand our capacity (including acquisitions) to deploy and support additional new customers.

Sales and Marketing

	Six Months Ended March 31,		Variance
	2011	2010	Dollars
Sales and marketing	$65,142	$43,484	$21,658
Percent of total revenues	39.5%	31.0%

Sales and marketing expenses as a percentage of total revenues increased to 39.5% for the six months ended March 31, 2011, compared to 31.0% for the same period in 2010. Sales and marketing expenses increased by 49.8%, or $21.7 million, for the six months ended March 31, 2011, compared to the same period in 2010. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $16.6 million with our subscription services, an increase of $2.1 million in professional fees and an increase in $0.8 million in infrastructure and allocated overhead costs. These increases were primarily due to additional headcount (some of which was due to the acquisition of TripIt), growth in new sales and increasing penetration within our existing customer base.

We expect total sales and marketing expenses in 2011 to increase as a percentage of revenue and in absolute dollars compared to 2010, driven primarily by acquisition related activities and an increase in sales personnel and marketing programs globally. These increases reflect a key part of our strategic focus in 2011, which is to expand our sales and marketing efforts to create greater awareness of our subscription services in our target markets and to support expected demand.

Systems Development and Programming

	Six Months Ended March 31,		Variance
	2011	2010	Dollars
Systems development and programming	$17,466	$14,017	$3,449
Percent of total revenues	10.6%	10.0%

Systems development and programming costs as a percentage of total revenues increased to 10.6% for the six months ended March 31, 2011, compared to 10.0% for the same period in 2010. Systems development and programming costs increased by 24.6%, or $3.4 million, for the three months ended March 31, 2011, compared to the same period in 2010. This increase was primarily due to a $2.2 million increase in personnel costs mainly attributable to our continuing efforts to expand our services and acquisitions, and $1.2 million increases each in infrastructure and allocated overhead costs.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $2.8 million, from $18.8 million at September 30, 2010, to $21.6 million at March 31, 2011.

We anticipate that recognized systems development and programming costs in 2011 will increase in absolute dollars and remain relatively consistent as a percentage of revenue as we continue to focus on product innovation and enhancement.

General and Administrative

	Six Months Ended March 31,		Variance
	2011	2010	Dollars
General and administrative	$26,597	$18,266	$8,331
Percent of total revenues	16.1%	13.0%

General and administrative expenses as a percentage of total revenues increased to 16.1% for the six months ended March 31, 2011, compared to 13.0% for the same period in 2010. General and administrative expenses increased by 45.6%, or $8.3 million, for the six months ended March 31, 2011, compared to the same period in 2010. The growth in absolute dollars was primarily due to an increase of $4.0 million in personnel costs and related expenses, an increase of $3.2 million in professional fees, and an increase of $1.1 million in infrastructure and allocated overhead costs. These increases were the result of additional personnel to support our growth, and professional services associated with strategic investment activities.

We expect the absolute dollar amount of general and administrative expenses to increase in 2011 compared to 2010 due to increases in personnel costs related to the growth of our business.

Revaluation of Contingent Consideration

	Six Months Ended March 31,		Variance
	2011	2010	Dollars
Revaluation of contingent consideration	$(1,265)	$—	$(1,265)
Percent of total revenues	-0.8%	0.0%

Revaluation of contingent consideration consisted of a gain of approximately $1.3 million for the six months ended March 31, 2011, related to the Top-Up Payment associated with the TripIt acquisition.

Amortization of Intangible Assets

	Six Months Ended March 31,		Variance
	2011	2010	Dollars
Amortization of intangible assets	$4,139	$3,688	$451
Percent of total revenues	2.5%	2.6%

Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as non-cash charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks, and non-compete agreements. Amortization of intangibles increased for the six months ended March 31, 2011, compared to the same period in 2010, due to the additional intangible acquired as part of the TripIt acquisition.

Interest Income, Interest Expense and Other

	Six Months Ended March 31,		Variance
	2011	2010	Dollars
Interest income	$1,305	$605	$700
Interest expense	(9,165)	(543)	(8,622)
Loss from equity investments	(7)	—	(7)
Other, net	(238)	(491)	253

Total other (expense) income, net	$(8,105)	$(429)	$(7,676)

Interest expense increased for the six months ended March 31, 2011, compared to the same period in 2010, due to the interest expense associated with our 2010 issuance of senior convertible notes (“Notes”). We record realized gains and losses from fluctuations in exchange rates in the other income (expense) section of the income statement. We expect interest expense to be significantly higher in 2011 compared to 2010 because of the full-year impact of interest expense associated with the Notes in 2011. We also expect our interest income to be higher as a result of the investment of the proceeds of that offering pending use.

Income Tax Expense

	Six Months Ended March 31,		Variance
	2011	2010	Dollars
Income tax (benefit) expense	$(2,394)	$7,658	$(10,052)
Effective tax rate	170.4%	36.8%

Our effective tax rate of 170.4% for the six months ended March 31, 2011, higher than the prior period primarily due to the nondeductible compensation related to the Tripit acquisition and the decrease in pre-tax income from 2010, nondeductible Tripit acquisition costs, and the U.S. federal R&D tax credit that was retroactively reinstated in the first quarter of 2011.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We make estimates and judgments in determining income tax expense for financial statement purposes. We also make estimates and judgments in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We measure and recognize uncertain tax positions. To recognize such positions we first determine if it is more likely than not that the position will be sustained on audit. We then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Since we are in a net operating loss position for those positions that require a reserve we do not include interest and penalties related to our contingencies in our income tax expense.

Liquidity and Capital Resources

Our available sources of liquidity as of March 31, 2011, consisted principally of cash, cash equivalents and short-term investments totaling $568.3 million.

Our cash flows were as follows:

	Three months ended March 31,			Six months ended March 31,
	2011	2010	$ Change	2011	2010	$ Change
Cash provided by (used in):
Operating activities	$16,013	$18,242	$(2,229)	$26,919	$32,391	$(5,472)
Investing activities	52,679	28,572	24,107	37,508	12,726	24,782
Financing activities	(9,945)	(2,447)	(7,498)	(8,853)	(1,320)	(7,533)

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of personnel and related costs, payments to vendors directly related to our services or acquisition related costs, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $16.0 million for the three months ended March 31, 2011, compared to $18.2 million for the same period in 2010. Net cash provided by operating activities was $26.9 million for the six months ended March 31, 2011, compared to $32.4 million for the same period in 2010. The decrease in cash provided by operating activities was primarily associated with the interest expense from our senior convertible note offering.

Cash flows in investing activities relates to purchases, sales, and maturities of investments, cash outlays for acquisitions, purchases of property and equipment, including leasehold improvements and internal-use software, and changes in customer funding liabilities, net of the change in restricted cash. Our investing activities provided $52.7 million for the three months ended March 31, 2011, compared to $28.6 million of cash provided for the same period in 2010. The net maturities of our short-term investments provided $98.5 million for the three months ended March 31, 2011, compared to $16.2 million in 2010. Cash used for the TripIt acquisition was $24.0 million, net of cash acquired for the three months ended March 31, 2011. Cash used for our investments in ClearTrip was $40.0 million for the three months ended March 31, 2011, compared to $2.0 million of cash used for additional investments in RideCharge for the same period in 2010. Purchases of property and equipment were $7.9 million for the three months ended March 31, 2011, compared to $4.0 million for the same period in 2010. The decrease in customer funding liabilities, net of changes in restricted cash resulted in $24.9 million in cash used for the three months ended March 31, 2011, compared to $20.8 million of cash provided in 2010.

Our investing activities provided $37.5 million for the six months ended March 31, 2011, compared to $12.7 million of cash provided for the same period in 2010. The net maturities of our short-term investments provided $120.0 million for the six months ended March 31, 2011, compared to $19.5 million in 2010. Cash used for the TripIt acquisition was $24.0 million for the six months ended March 31, 2011. Cash used for our investments in privately-held companies including ClearTrip was $42.3 million for the six months ended March 31, 2011, compared to $2.0 cash used for additional investments in RideCharge for the same period in 2010. Purchases of property and equipment were $12.7 million for the six months ended March 31, 2011, compared to $7.7 million for the same period in 2010. The decrease in customer funding liabilities, net of changes in restricted cash resulted in $4.6 million in cash provided for the six months ended March 31, 2011, compared to $6.4 million of cash provided in 2010.

Our financing activities used $9.9 million for the three months ended March 31, 2011, compared to cash used of $2.4 million for the same period in 2010. Our financing activities used $8.9 million for the six months ended March 31, 2011 and used $1.3 million for the comparable period in the prior year. The increase in cash used for the three and six months ended March 31, 2011 as compared to the prior year periods primarily relates to $11.1 million in tax withholdings on restricted stock awards, as compared to $4.2 million for the same periods in the prior year.

On March 29, 2010, we terminated a credit agreement with a financial institution that provided for a revolving credit facility for up to $70 million that was set to expire in September 2012. As of March 29, 2010, we were in compliance with all loan covenants under the terms of the credit agreement, and had no outstanding borrowings under the agreement.

In March 2010, we issued Notes, Note Hedges and Warrants. The Notes will mature on April 15, 2015, unless converted earlier. All amounts in connection with the Notes, Note Hedges, and Warrants were settled in cash in April 2010. As of March 31, 2011, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For further information, see Note 7 to the notes to consolidated financial statements.

Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 7.0 million shares of our common stock through January 2011. In December 2009, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2013, and increased the number of shares eligible for repurchase by an additional 2.0 million shares, from 7.0 million shares to 9.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of March 31, 2011, 4.1 million shares remained eligible for repurchase under the Repurchase Program. We did not have any stock repurchases during the three and six months ended March 31, 2011 and 2010.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our outstanding contractual obligations and commercial commitments as of March 31, 2011.

Years ending September 30,	Senior Convertible Notes, including interest	Operating Leases	Purchase Obligations
2011 (April 1, 2011, through September 30, 2011)	3,594	2,132	1,879
2012	7,188	3,887	1,833
2013	7,187	2,734	1,652
2014	7,187	1,084	533
2015 and thereafter	291,393	615	106

Total	$316,549	$10,452	$6,003

Senior Convertible Notes

As of March 31, 2011, investors may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 7 of the notes to financial statements.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. We do not include amounts for certain operating expenses under these leases such as common area maintenance. We also lease office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, Minnesota, Texas and Virginia, and internationally in Australia, China (Hong Kong), Czech Republic, France, Germany, Netherlands, India, Italy, Singapore and the United Kingdom.

Purchase Obligations

We have future minimum purchase obligations primarily relating to hosting operations under arrangements with third parties that are enforceable and legally binding.

Acquisition related contingent consideration

As part of the TripIt acquisition, we agreed to pay additional cash consideration, if any, to the former shareholders of TripIt on the 30 month anniversary of the closing or at such earlier time as Top-Up Payment Date. Please see Note 4 and Note 12 of the notes to financial statements for a full description of the acquisition related contingent consideration.

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

Contingent Considerations

We estimated the fair value of the acquisition-related contingent consideration using the Monte Carlo valuation approach, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of contingent consideration is remeasured each reporting period, with any changes in the value recorded as income or expense.

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

There has been no material change in our market risk during the three months ended March 31, 2011. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 29, 2011, TripIt LLC, successor-in-interest to TripIt, Inc. and a subsidiary of Concur Technologies, Inc., was named as a defendant in a purported patent infringement lawsuit, captioned ArrivalStar S.A. and Melvino Technologies Limited v. Encore Forwarding, Inc. et al., in the United States District Court for the Southern District of Florida. The complaint alleges infringement by TripIt of eight patents on account of “ ‘Get SMS Travel Alerts’ programs/products/services/systems which include and use tracking and messaging technologies” alleged to be protected by the patents. The plaintiffs seek an injunction enjoining the defendants from the alleged infringement and damages in an unspecified amount. We believe this lawsuit is without merit and intend to defend against it vigorously.

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

We operate in a dynamic and rapidly changing business environment that involves multiple risks and substantial uncertainty. The following discussion addresses risks and uncertainties that could cause, or contribute to causing, actual results to differ from expectations in material ways. In evaluating our business, investors should pay particular attention to the risks and uncertainties described below and in other sections of this report and in our subsequent filings with the SEC. These risks and uncertainties, or other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.

We depend on sales of a relatively small number of our solutions for a substantial majority of our revenues, and decreased demand for any of those solutions could substantially harm our revenues, while we may be unable to expand our service offerings successfully.

We generated 95% of our total revenues for the three months ended March 31, 2011 from four solutions – Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to constitute a large percentage of our total revenues even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.

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

We depend on strategic reseller and referral relationships to offer products and services to a larger customer base than we can reach through our current direct sales, telesales and internal marketing efforts. Some of our strategic reseller and referral partners are in early stages of operation and, accordingly, it is not certain whether our partners will be able or willing to expend the required effort and resources to market our products and services successfully or provide the volume and quality of orders and lead referrals that we expect. For example, to expand our market presence and broaden our distribution capacity, in 2008, we entered into a strategic referral relationship with American Express Travel Related Services Company, Inc., and we realized our first customer additions as a result of that relationship in 2009. In 2010, we announced the participation of Concur Breeze, our expense management service for small and mid-sized businesses, in Google’s application marketplace. We believe that application marketplaces such as Google’s will be an important channel for the small business market. If we are unable to effectively utilize this channel, or competitors utilize this channel more effectively, our future growth prospects may be adversely affected.

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

As part of our business strategy, from time to time we invest in or acquire complementary businesses, joint ventures, products or technologies, and we expect that we will make such investments and acquisitions in the future. For example, our most recent acquisition occurred in January 2011, when we acquired TripIt, Inc., a provider of mobile trip management solutions, and our most recent investment in a privately-held company occurred in March 2011, when we invested in ClearTrip, Inc., a leading provider of online travel services in India.

We may not realize the anticipated benefits of our acquisitions or investments to the extent that we anticipate, or at all, because acquisitions and investments involve many risks, including:

•	difficulties integrating the acquired operations, personnel, technologies, products or infrastructure;

•	diversion of management attention or other resources from other business operations and strategic priorities;

•	unexpected difficulties encountered when we enter new markets in which we have little or no experience, or where competitors may have stronger market positions;

•	potential loss of key employees;

•	inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	potential unknown liabilities associated with an acquired business or investment;

•	unanticipated expenses related to integrating acquired technology with our existing technology;

•	the impact on our results of operations due to depreciation and amortization related to acquired intangible assets, fixed assets and deferred compensation;

•	potential litigation, such as claims by third parties related to intellectual property of the businesses we acquire or in which we invest;

•	potential write-offs of our investments in acquired assets;

•	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and

•	challenges caused by distance, language and cultural differences.

We may issue additional equity securities or convertible debt securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders and affect the trading price of our securities. If any acquisition or investment is not perceived as ultimately improving our financial condition and operating results, our stock price may decline. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of your investment may decline.

The growth of the international component of our business subjects us to additional management challenges and incremental costs associated with foreign operations.

Our international operations are an increasingly important part of our business. Customers located outside the United States represented 13% of our total revenues in 2011. In addition, a portion of our United States revenue reflects utilization of our services outside of the United States by customers located in the United States. We expect international revenues as a percentage of our total revenues to increase. Our international operations are subject to many difficulties and incremental costs, including:

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

As a public company, we incur significant legal, accounting and other expenses, and these compliance expenses are expected to increase over time. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules subsequently implemented or to be implemented by the SEC and The NASDAQ Stock Market include new disclosure and corporate governance requirements on public companies. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. If we do not adequately comply with applicable laws and regulations applicable to public companies, we could be subject to liability, increased compliance costs, regulatory inquiries or litigation.

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

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, formatted in XBRL.**	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.
**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Income Statements, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2011

CONCUR TECHNOLOGIES, INC.

By	/s/ Frank Pelzer
Frank Pelzer
Chief Financial Officer principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, formatted in XBRL.**	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.
**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Income Statements, (ii) Consolidated Balance Sheets, (iii) Notes to Consolidated Financial Statements, tagged as blocks of text.