Form 10-Q
period 2011-06-30
CONCUR TECHNOLOGIES INC
filed 2011-08-04
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of the registrant’s common stock outstanding as of July 29, 2011: 53,994,465

CONCUR TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Concur Technologies, Inc.

Income Statements

(In thousands, except per share amounts)

(Unaudited)

	$254,333	$254,333	$254,333	$254,333
	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenues	$89,469	$74,978	$254,333	$215,447

Expenses:
Cost of operations	25,636	21,028	71,721	60,805
Sales and marketing	36,362	24,853	101,504	68,337
Systems development and programming	8,699	6,808	26,165	20,825
General and administrative	11,579	9,952	38,176	28,217
Revaluation of contingent consideration	2,675	—	1,410	—
Amortization of intangible assets	2,723	1,807	6,862	5,495

Total expenses	87,674	64,448	245,838	183,679

Operating income	1,795	10,530	8,495	31,768

Other income (expense):
Interest income	443	621	1,748	1,226
Interest expense	(4,654)	(4,235)	(13,819)	(4,778)
Loss from equity investments	(210)	—	(217)	—
Other, net	(75)	(432)	(313)	(924)

Total other expense, net	(4,496)	(4,046)	(12,601)	(4,476)

Income (loss) before income tax	(2,701)	6,484	(4,106)	27,292
Income tax expense (benefit)	(4,928)	2,850	(7,322)	10,507

Net income	2,227	3,634	3,216	16,785
Less: Net loss attributable to noncontrolling interests	39	—	72	—

Net income attributable to Concur	$2,266	$3,634	$3,288	$16,785

Net income per share attributable to Concur common shareholders:
Basic	$0.04	$0.07	$0.06	$0.34
Diluted	0.04	0.07	0.06	0.32

Weighted average shares used in computing net income per share:
Basic	53,936	50,141	53,278	49,546
Diluted	55,758	52,924	55,354	52,735

See notes to financial statements.

Concur Technologies, Inc

Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30	September 30
	June 30, 2011	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$380,195	$329,098
Short-term investments	176,605	301,597
Restricted cash	1,868	2,535
Accounts receivable, net of allowance of $1,802 and $2,374	64,746	52,340
Deferred tax assets	16,763	18,810
Deferred costs and other assets	49,734	26,640

Total current assets	689,911	731,020
Non-current assets:
Property and equipment, net	42,881	36,229
Investments	49,099	6,045
Deferred costs and other assets	29,318	25,441
Intangible assets, net	49,675	36,398
Deferred tax assets	22,476	12,675
Goodwill	269,177	194,989

Total assets	$1,152,537	$1,042,797

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$4,759	$5,413
Customer funding liabilities	63,547	66,985
Accrued compensation	19,248	20,944
Acquisition-related liabilities	2,888	—
Other accrued expenses and liabilities	16,881	14,390
Deferred revenues	52,258	44,358

Total current liabilities	159,581	152,090
Non-current liabilities:
Senior convertible notes, net	236,554	228,128
Deferred rent and other long-term liabilities	889	1,149
Deferred revenues	15,406	15,453
Acquisition-related contingent consideration	24,110	—
Tax liability	9,132	8,151

Total liabilities	445,672	404,971

Equity:
Concur stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	—	—
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	54	52
Authorized shares: 195,000
Shares issued and outstanding: 53,960 and 52,379
Additional paid-in capital	801,991	739,781
Accumulated deficit	(96,248)	(99,536)
Accumulated other comprehensive loss	(96)	(2,471)

Total Concur stockholders’ equity	705,701	637,826

Noncontrolling interests	1,164	—

Total equity	706,865	637,826

Total liabilities and equity	$1,152,537	$1,042,797

See notes to financial statements.

Concur Technologies, Inc.

Cash Flow Statements

(In thousands)

(Unaudited)

	$247,975	$247,975	$247,975	$247,975
	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Operating activities:
Net income	$2,227	$3,634	$3,216	$16,785
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,723	1,807	6,862	5,495
Depreciation and amortization of property and equipment	5,049	4,228	14,855	12,524
Accretion of discount and issuance costs on notes	2,857	2,520	8,425	2,520
Net recovery of sales allowances	(141)	(79)	(571)	(893)
Share-based compensation	6,151	5,610	24,854	12,975
Loss on revaluation of contingent consideration	2,675	—	1,410	—
Deferred income taxes	(5,013)	2,000	(7,358)	9,261
Excess tax benefits from share-based compensation	(56)	(226)	(201)	(226)
Loss from equity method investments	210	—	217	—
Changes in operating assets and liabilities:
Accounts receivable	(3,319)	(2,488)	(10,505)	(4,628)
Deferred costs and other assets	(3,539)	(3,964)	(6,837)	(6,493)
Accounts payable	7	367	(708)	348
Accrued liabilities	3,855	7,699	2,649	(297)
Deferred revenues	2,658	3,656	6,955	9,784

Net cash provided by operating activities	16,344	24,764	43,263	57,155

Investing activities:
Purchases of investments	(113,403)	(275,435)	(335,253)	(368,636)
Maturities of investments	118,088	95,001	460,028	207,738
Increase(decrease) in customer funding liabilities, net of changes in restricted cash	1,830	(3,258)	(2,828)	3,131
Investments in unconsolidated affiliates	(999)	—	(43,271)	(2,000)
Investments in consolidated joint venture by noncontrolling interest	—	—	1,152	—
Acquisition funds held at trust	(19,471)	—	(19,471)	—
Purchases of property and equipment	(8,241)	(5,091)	(20,937)	(12,750)
Payments for acquisitions, net of cash acquired	(89)	(13)	(24,197)	(3,553)

Net cash provided by (used in) investing activities	(22,285)	(188,796)	15,223	(176,070)

Financing activities:
Proceeds from borrowings on senior convertible notes	—	245,119	—	245,119
Equity issuance costs	10	—	(15)	—
Net proceeds from share-based equity award activity	267	3,874	1,631	2,385
Proceeds from employee stock purchase plan activity	446	341	1,389	1,061
Tax withholding on share-based awards	(13)	—	(11,094)	—
Excess tax benefits from share-based compensation	56	226	201	226
Repayments on capital leases	—	(286)	(199)	(837)

Net cash provided by (used in) financing activities	766	249,274	(8,087)	247,954

Effect of foreign currency exchange rate changes on cash and cash equivalents	250	(264)	698	(249)

Net increase (decrease) in cash and cash equivalents	(4,925)	84,978	51,097	128,790
Cash and cash equivalents at beginning of period	385,120	162,997	329,098	119,185

Cash and cash equivalents at end of period	$380,195	$247,975	$380,195	$247,975

Supplemental cash flow information:
Cash paid for interest	$3,594	$—	$7,367	$106
Income tax (receipts) payments, net	(175)	501	(908)	1,565

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

Concur®, Concur® Expense, Concur® Travel & Expense, Concur® Cliqbook Travel, Concur® Invoice, Concur® Connect, Concur® ExpenseLink, Concur® Advantage, Concur Premier, Concur® Breeze, and TripIt are among the registered trademarks and registered service marks of Concur or our subsidiaries, in the United States and other countries. Other parties’ trademarks and service marks are the property of their respective owners and should be treated as such.

Basis of Presentation

The accompanying financial statements present our income statements, balance sheets and cash flow statements on a consolidated basis. These unaudited financial statements include the accounts of Concur and our subsidiaries. We have eliminated all intercompany accounts and transactions in these financial statements.

In addition, we hold a controlling interest (75 percent voting interest) in Concur (Japan) Ltd., (“Concur Japan”), a Japanese joint venture as of June 30, 2011. We have consolidated the accounts of Concur Japan with the accounts of Concur, and we have recorded the noncontrolling interest for the minority investors’ interests in the equity and operations of Concur Japan.

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

Note 2. Accounting Estimates, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

We prepared our financial statements in conformity with GAAP, which requires us to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our financial statements and accompanying notes. Examples of estimates and assumptions include valuing assets and liabilities acquired through business combinations, valuing and estimating useful lives of intangible assets, recognizing uncertain tax positions, estimating tax valuation allowances on tax attribute carryforwards, deferring certain revenues and costs, the determination of allowances for accounts receivable, estimating useful lives of property and equipment and estimating product warranties.

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance will become effective for us with the reporting period beginning October 1, 2011, and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We are currently evaluating the impact of the pending adoption of ASU 2010-29 on our financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance will become effective for us with the reporting period beginning October 1, 2012 and should be applied prospectively. We are currently evaluating the impact of adopting ASU 2011-04 on our financial statements.

Note 3. Net Income Per Share

We calculate basic net income per share by dividing net income attributable to Concur for the period by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted net income per share by dividing net income attributable to Concur for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect from share-based equity awards, senior convertible notes and warrants during the period, under the treasury stock method. Potentially dilutive securities have been excluded from the computation of diluted net income per share if their inclusion is anti-dilutive.

The computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Concur	$2,266	$3,634	$3,288	$16,785

Weighted average number of shares outstanding:
Basic	53,936	50,141	53,278	49,546
Dilutive effect of share-based equity award plans	1,822	2,688	2,076	3,139
Dilutive effect of warrants (1)	—	95	—	50

Diluted	55,758	52,924	55,354	52,735

Net income per share available to common stockholders:
Basic	$0.04	$0.07	$0.06	$0.34
Diluted	0.04	0.07	0.06	0.32

(1)	This warrant was issued to American Express Travel Related Services Company, Inc. in 2008, and was exercised in July 2010 and therefore had no dilutive effect in 2011.

Dilutive shares outstanding during all periods presented do not include any effects resulting from the Senior Convertible Notes and warrants (discussed in Note 9) as the impact would have been anti-dilutive.

Note 4. Business Acquisition

On January 24, 2011, we completed the acquisition of TripIt, Inc. (“TripIt”), a market leader in mobile trip management. The combination of Concur and TripIt delivers additional value to existing clients and travelers while helping to expand the addressable market for Concur’s services by reaching a new class of travelers previously unaddressed by traditional managed travel solutions.

Subject to the terms of the acquisition agreement, we acquired all of the outstanding shares of TripIt for $24.7 million of cash, and 814 shares of Concur’s common stock valued at approximately $41.2 million at closing, of which 217 shares are held in escrow, plus future contingent consideration with a fair value of $28.9 million (further discussed under “Top-Up Payment” below). Of the $28.9 million, $11.5 million relates to certain individuals whose ability to receive a Top-Up Payment is subject to a continued employment requirement. The portion of the fair value of the contingent consideration subject to the continued employment requirement will be recognized as compensation expense in post combination financial statements. The remainder of the Top-Up Payment fair value at $17.4 million was recorded as part of the purchase consideration.

In addition, we issued unvested Concur restricted stock units in exchange for cancellation of unvested TripIt stock options outstanding with an aggregate value of $9.9 million. The portion of the fair-value of the replacement award that is attributable to the pre-combination service period is $3.6 million and has been included as part of the purchase consideration. We accounted for this acquisition using the purchase method of accounting. We have included the financial results of TripIt in our financial statements beginning on the acquisition date.

The total purchase price for the TripIt acquisition was comprised of the following:

Net obligations assumed	$(1,868)
Intangible assets	19,604
Deferred tax liability, net of deferred tax asset	(599)
Goodwill	69,672

Total purchase price	$86,809

The following table presents the details of the intangible assets we acquired in connection with the TripIt acquisition:

	Fair value	Useful Life
Software technology	$8,980	5 years
User base	8,524	5 years
Trademark and trade name	2,100	10 years

Total intangible assets subject to amortization	$19,604

The goodwill recorded in connection with our business combinations are primarily related to the synergies to be achieved that are unique to our business. The goodwill balance is not deductible for tax purposes.

We expensed transaction costs associated with TripIt as incurred. These transaction costs were $0 and $1.9 million for the three and nine months ended June 30, 2011, and are included in our general and administrative expenses in our income statement.

Top-Up Payment

As part of the TripIt acquisition, we agreed to pay additional cash consideration of up to $38.3 million to the former shareholders of TripIt on the 30 month anniversary of the closing or at such earlier time as specified in the Agreement (the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the consideration issued at the closing (the “Market Value”) is less than approximately $82.1 million or $100.9 per share (the “Guaranteed Value”), subject to adjustments, we will make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”), subject to certain limited exceptions. Such right to receive the Top-Up Payment will terminate in the event the value of the shares paid at closing increases by approximately $38.3 million to $100.90 per share at any time prior to the Top-Up Payment Date. If shares were sold or transferred before the Top-Up Payment Date, such holders will not be eligible to receive a Top-Up Payment. In addition, certain former shareholders that became employees of Concur will not be eligible to receive a Top-Up Payment if these employees terminate employment with Concur prior to the required service period. As of June 30, 2011, the potential undiscounted amount of the payment that we could be required to make on the Top-Up Payment Date is between $0 and approximately $38.3 million.

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

As of June 30, 2011, the total fair value of the acquisition-related contingent consideration associated with TripIt was $31.1 million, of which $24.1 million is recorded as a liability. The remaining of $7.0 million is compensation related and will be recorded during the requisite service period.

As of June 30, 2011, the acquisition-related contingent consideration liability of $24.1 million included a $5.3 million Top-Up Payment related to certain individuals whose Top-Up Payment is subject to a continued employment requirement. The acquisition-related contingent consideration also included $18.8 million related to the portion of the Top-Up Payment due to other former shareholders of TripIt. Changes in the Top-Up Payment liability since the acquisition date were recorded in the income statement. On a quarterly basis, we will continue to re-measure the fair value of the contingent Top-Up Payment and any changes in contingent consideration will be recorded in the income statement.

Note 5. Property and Equipment

As of the dates specified below, our property and equipment consisted of the following:

	September 30	September 30
	June 30, 2011	September 30, 2010
Land and building	$5,972	$5,842
Leasehold improvements	5,810	5,586
Computer hardware	22,268	17,672
Computer software	55,814	47,245
Furniture and equipment	1,390	1,210

Property and equipment, gross	91,254	77,555
Less: accumulated depreciation	(48,373)	(41,326)

Property and equipment, net	$42,881	$36,229

Note 6. Investments

Our investment portfolio includes strategic investments in privately-held companies. We reported all of our strategic investment in “Investments” on our balance sheet. As of June 30, 2011, our strategic investments primarily included the following:

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

Our investment in ClearTrip’s common stock and certain classes of preferred stock are accounted for under the equity method because our total ownership interest exceeds 20% and we have the ability to exert significant influence. Under the equity method, we record our investment at cost and adjust the carrying amount of the investment to recognize our proportionate share of ClearTrip’s net income or loss in our income statement after the date of acquisition.

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

Total cost method investments were $36.1 million and $6.0 million, as of June 30, 2011 and 2010. Total equity method investments were $13.0 million as of June 30, 2011. There were no equity investments as of June 30, 2010. We assess these investments for impairment as circumstances dictate.

Note 7. Intangible Assets and Goodwill

The following table presents our intangible assets as of June 30, 2011, and September 30, 2010:

Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of June 30, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of September 30, 2010
Trade name and trademarks	$2,823	$369	$2,454	$681	$159	$522
Technology	21,907	11,566	10,341	11,754	8,566	3,188
Customer relationships	52,444	15,564	36,880	44,465	11,777	32,688

Total	$77,174	$27,499	$49,675	$56,900	$20,502	$36,398

For the three and nine months ended June 30, 2011, we recorded amortization expense of $2.7 million and $6.9 million in our income statements, and we recorded amortization expense of $1.8 million and $5.5 million for the same periods in 2010.

The following table presents the estimated amortization expense for the remaining estimated useful life of the intangible assets as of June 30, 2011:

Years Ending September 30,	Amortization of Intangible Assets
2011 (July 1, 2011, through September 30, 2011)	$2,706
2012	8,625
2013	8,112
2014	7,834
2015	7,596
Thereafter	14,802

Total	$49,675

The following table presents the activity we recorded in our goodwill balance:

of Intangi
Balance as of September 30, 2010	$194,989
Addition - TripIt	69,672
Addition - Etap (1)	2,959
Other adjustments (2)	1,557

Balance as of June 30, 2011	$269,177

(1)	On August 1, 2009, we completed the acquisition of Etap-On-Line (“Etap Acquisition”). The purchase price is subject to specified earn out provisions to be determined over a three year period ending August 1, 2012. We recorded $1.3 million and $3.0 million earn-out amounts as additional goodwill for the three and nine months ended June 30, 2011. We consider the earn-out amounts as additional contingent consideration and will record them in goodwill as incurred.
(2)	Other adjustments represent the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. These goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments are included in other comprehensive income (loss).

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

The following table shows the amounts recorded within our financial statements for the Notes:

As of June 30, 2011
Liability components:
Principal amount	$287,500
Less: note discount	(45,812)
Less: note issuance costs	(5,134)

Senior convertible notes, net	$236,554

Equity components	$57,996
Less: issuance costs	(1,669)

Additional paid-in capital	$56,327

Note hedge costs	$60,145
Warrants proceeds	(26,076)

Net cost	$34,069

The following table presents the interest expense recognized related to the Notes for the three and nine months ended June 30, 2011:

	Three months ended June 30, 2011	Nine months ended June 30, 2011
Contractual interest expense	$1,797	$5,391
Amortization of debt issuance costs	304	$904
Accretion of debt discount	2,553	$7,522

	$4,654	$13,817

Effective interest rate of the liability component	7.73%	7.73%

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

For the three months ended June 30, 2011 and 2010, our effective tax rate was 182.45% and 43.95%. For the nine months ended June 30, 2011 and 2010, our effective tax rate was 178.32% and 38.50%. The increase in the effective tax rate for the three and nine months of 2011 compared to the same periods of the prior year is primarily the result of nondeductible compensation and mark to market related to the TripIt acquisition, the decrease in pre-tax income from 2010, nondeductible acquisition costs, and partially offset by an increase in R&D development credits (the U.S. federal R&D tax credit was retroactively reinstated in the first quarter of 2011) and a decrease in the earnings from tax jurisdictions with higher statutory rates in which we operate.

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

Prior Period Correction

During the first quarter of 2011, we discovered an incorrect assumption related to the tax deductibility of certain operating expenses which resulted in an understatement of the provision for income taxes reported in prior periods. This error had no impact on previously reported cash flows from operating, financing or investing activities and was considered to be immaterial to our previously reported results of operations and financial position. Since the cumulative impact of this error is significant to the results of the first, second and third quarter of 2011 respectively, we applied the guidance of Staff Accounting Bulletin No. 108 (“SAB 108”) and corrected the prior period financial statements, even though such revision previously was, and continues to be, immaterial to the prior period financial statements.

The following is an income statement reconciliation of the comparable period for the three months ended June 30, 2010:

	$3,634	$3,634	$3,634	$3,634
	Income Taxes Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$2,741	$3,743	$0.07	$0.07
Adjustment	109	(109)	—	$—

Revised	$2,850	$3,634	$0.07	$0.07

The following is an income statement reconciliation of the comparable period for the nine months ended June 30, 2010:

	Income Taxes Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$10,180	$17,112	$0.35	$0.32
Adjustment	327	(327)	(0.01)	$—

Revised	$10,507	$16,785	$0.34	$0.32

The following is a reconciliation of balance sheet amounts as of September 30, 2010:

	Deferred Costs and Other Assets	Deferred Tax Assets	Additional paid-in capital	Accumulated Deficit
Reported	$26,671	$13,601	$739,772	$(98,570)
Adjustment	(31)	(926)	9	(966)

Revised	$26,640	$12,675	$739,781	$(99,536)

Note 11. Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units (“RSUs”). As of June 30, 2011, we had 5.9 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our Employee Stock Purchase Plan. We recognize compensation expense for equity awards on a straight line basis over the requisite service period of the award.

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

The following table presents our share-based compensation resulting from equity awards that we recorded in our income statements for the three and nine months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Cost of operations	$621	$692	$1,955	$1,773
Sales and marketing	3,046	2,916	13,582	6,409
Systems development and programming	1,091	637	4,267	1,713
General and administrative	1,393	1,365	5,050	3,080

Total share-based compensation	$6,151	$5,610	$24,854	$12,975

Net cash proceeds from the exercise of stock options were $0.3 million and $1.6 million for the three and nine months ended June 30, 2011, and $3.9 million and $6.6 million for the same periods in 2010. We present excess tax benefits from the exercise of stock options and vesting of RSUs, if any, as financing cash flows and a corresponding reduction in operating cash flows.

The following table presents our stock option activity for the nine months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2010	1,389	$8.65
Exercised	(292)	5.59
Forfeited or expired	—	—

Outstanding as of June 30, 2011	1,097	9.65	3.22	$44,337

Exercisable as of June 30, 2011	1,097	9.65	3.22	44,322

For the nine months ended June 30, 2011, the total intrinsic value of options exercised was $13.5 million.

RSUs are awards that entitle the holder to shares of our common stock as the awards vest. RSUs generally vest over four years, but may accelerate in certain circumstances. The compensation expense incurred for RSUs is based on the closing market price of our common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period.

The following table presents a summary of RSU award activity for the nine months ended June 30, 2011:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2010	1,807	$33.67
Granted	692	49.79
Vested and released	(651)	35.25
Cancelled	(40)	44.72

Outstanding as of June 30, 2011	1,808	39.02

As of June 30, 2011, we expected $40.1 million of total unrecognized share-based compensation costs related to non-vested stock options and RSUs to be recognized over a weighted average period of 1.5 years.

Note 12. Fair Value Measurements

The accounting guidance for fair value measurements and its subsequent updates establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value.

The hierarchy can be described as follows:

•	Level 1- observable inputs such as quoted prices in active markets;

•

Level 2- inputs other than the quoted prices in active markets that are observable either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•

Level 3- unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis include items such as property and equipment, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

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

Our financial assets and liabilities measured at fair value as of June 30, 2011, are summarized below:

	Fair value measurement using			Assets/ Liabilities at
	Level 1	Level 2	Level 3	fair value
Assets:
Money market accounts (i)	$50,131	$—	$—	$50,131
Commercial paper (ii)	—	266,184	—	266,184
Other fixed income securities (ii)	—	106,755	—	106,755

Total	$50,131	$372,939	$—	$423,070

Liabilities:
Acquisition-related contingent consideration	$—	$—	$24,110	$24,110

(i)	Included in cash and cash equivalents on our balance sheets.
(ii)	Included in either cash and cash equivalents or short-term investments on our balance sheets.

Our valuation techniques used to measure the fair values of our money market funds that were classified as Level 1 in the table above were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from our date of purchase and active markets for these instruments exist. Our valuation techniques used to measure the fair values of commercial paper and other fixed income securities listed in the table above, generally all of which mature within one year and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments.

Acquisition-related Contingent Consideration

We estimate the fair value of acquisition-related contingent consideration using the Monte Carlo Simulation approach. Contingent consideration liabilities are classified as Level 3 liabilities, because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. The unrealized gains and losses related to the contingent consideration are included in operating expenses in our income statement.

The following table presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2011:

Balance as of September 30, 2010	$—
Contingent consideration issued at business combination	17,395
Change in fair value, recorded as revaluation of contingent consideration	1,410

Balance as of June 30, 2011	$18,805

Balance as of September 30, 2010	$—
Contingent consideration issued at business combination	—
Recorded as compensation expense	5,305

Balance as of June 30, 2011	$5,305

As of June 30, 2011, the total fair value of the acquisition-related contingent consideration associated with TripIt was $31.1 million, of which $24.1 million is recorded as a liability. The remaining of $7.0 million is compensation related and will be recorded during the requisite service period.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months and nine months ended June 30, 2010 and 2011, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

Note 13. Equity and Comprehensive Income (Loss)

The following table shows the changes in equity attributable to both Concur and the noncontrolling interest in our consolidated subsidiary in which we have control, but not total ownership interest.

	$571,999	$571,999	$571,999
	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at March 31, 2011	$695,372	$1,168	$696,540
Comprehensive Income (loss):
Net income (loss)	2,266	(39)	2,227
Foreign currency translation adjustment	909	35	944
Net unrealized gain on investments, net of tax	3	—	3

Comprehensive income (loss)	3,178	(4)	3,174
Share-based transactions and compensation expense	7,151	—	7,151

Equity at June 30, 2011	$705,701	$1,164	$706,865

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at March 31, 2010	557,751	—	557,751
Comprehensive income (loss):
Net income	3,634	—	3,634
Foreign currency translation adjustment	(3,084)	—	(3,084)
Net unrealized loss on investments, net of tax	(17)	—	(17)

Comprehensive income	533	—	533
Equity component of Senior Convertible Notes, net	3,508	—	3,508
Share-based transactions and compensation expense	10,207	—	10,207

Equity at June 30, 2010	$571,999	$—	$571,999

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2010	$637,826	—	$637,826
Initial investment by noncontrolling interest partners	—	1,225	1,225
Comprehensive income (loss):
Net income (loss)	3,288	(72)	3,216
Foreign currency translation adjustment	2,353	11	2,364
Net unrealized gain on investments, net of tax	22	—	22

Comprehensive Income (loss)	5,663	(61)	5,602
Share-based transactions and compensation expense	62,212	—	62,212

Equity at June 30, 2011	$705,701	$1,164	$706,865

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2009	$520,802	—	$520,802
Comprehensive income (loss):
Net income	16,785	—	16,785
Foreign currency translation adjustment	(5,589)	—	(5,589)
Net unrealized loss on investments, net of tax	(15)	—	(15)

Comprehensive income	11,181	—	11,181
Equity component of Senior Convertible Notes, net	23,044	—	23,044
Share-based transactions and compensation expense	16,972	—	16,972

Equity at June 30, 2010	$571,999	$—	$571,999

Note 14. Segment Reporting

We operate in and report on one segment, which is on-demand Employee Spend Management Solutions. We market our services and products primarily in the United States and operate in a single industry segment. For the three and nine months ended June 30, 2011 and 2010, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	$215,447	$215,447	$215,447	$215,447
	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
United States	$77,023	$64,634	$219,919	$187,490
Europe	9,075	7,102	24,749	18,839
Other	3,371	3,242	9,665	9,118

Total revenues	$89,469	$74,978	$254,333	$215,447

Note 15. Contingencies

Product Warranty and Indemnification Obligations

We provide services and software solutions to our customers under sales contracts, which usually include a limited warranty regarding product and service performance and a limited indemnification of customers against losses, expenses and liabilities from damages that may be awarded against them if our services or software are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The contracts generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. We also enter into similar limited indemnification terms in agreements with certain strategic business partners and vendors. To date, we have experienced minimal warranty claims and have not had significant reimbursements to any customers for any losses related to the limited indemnification described above.

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

On April 29, 2011, TripIt LLC, successor-in-interest to TripIt, Inc. and a subsidiary of Concur Technologies, Inc., was named as a defendant in a purported patent infringement lawsuit, captioned ArrivalStar S.A. and Melvino Technologies Limited v. Encore Forwarding, Inc. et al., in the United States District Court for the Southern District of Florida. The complaint alleges infringement by TripIt of eight patents on account of “‘Get SMS Travel Alerts’ programs/products/services/systems which include and use tracking and messaging technologies” alleged to be protected by the patents. The plaintiffs seek an injunction enjoining the defendants from the alleged infringement and damages in an unspecified amount. We believe this lawsuit is without merit and intend to defend against it vigorously.

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

Note 16. Subsequent Event

Acquisition of GlobalExpense

On July 1, 2011, we completed our acquisition of GlobalExpense for consideration equal to £12 million (approximately $19 million), plus an additional £2 million (approximately $3 million) of potential performance related earn-out payments. In anticipation of the acquisition, we held $19.5 million in trust as of June 30, 2011, which is included in short-term deferred costs and other assets on our balance sheet. GlobalExpense is a London-based market leader in web-based end-to-end expense management. The acquisition of GlobalExpense will help to serve the travel and expense management market in Europe. The acquisition also expands and enhances Concur’s extended services offerings by leveraging GlobalExpense’s core strengths in receipt validation, VAT and income tax compliance, and knowledge of tax legislation in the United Kingdom.

We will account for the transaction as a business combination and accordingly we will measure at fair value all the assets and liabilities on the acquisition date and we will include GlobalExpense on our balance sheet at September 30, 2011. Because the acquisition occurred subsequent to the end of the quarter, management’s valuation of the fair value of the intangible assets acquired has not been finalized.

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

Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2009, 2010 and 2011, as “2009,” “2010” and “2011.” Throughout this MD&A, where we provide discussion of the three months ended June 30, 2011, and we provide data for the same period in the prior year, we will refer to the prior period as “2010.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.

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

Portions of our revenues are generated from sales made through our referral and reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts paid to our referral partners are recognized as sales and marketing expenses. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and expenses.

International Revenues. Revenues from customers outside the United States represented 14% of total revenues for the three and nine months ended June 30, 2011, compared to 14% and 13% for the three and nine months ended June 30, 2010. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets due to our Etap Acquisition, our investment in global distribution and increased global awareness of our products. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our total revenues.

Operating Expenses

Cost of Operations. Cost of operations expenses consist primarily of personnel costs and related expenses and allocated overhead costs (including depreciation, occupancy, telecommunications and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services. Cost of operations expenses also include co-location and related telecommunications costs, royalties, and amortization of deferred set-up costs that we incur in connection with our subscription services.

Sales and Marketing. Sales and marketing expenses consist of personnel costs (including sales commissions) and related expenses, referral fees and allocated overhead costs associated with our sales and marketing personnel, miscellaneous sales and marketing costs, such as advertising, trade shows and other promotional activities.

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

Revaluation of Contingent Consideration. Revaluation of contingent consideration consists of changes in value of our acquisition-related contingent consideration liability that is not subject to a continued employment requirement. The changes in the fair value of the contingent consideration subject to the continued employment requirement will be recognized as compensation expense. We remeasure this contingent consideration each quarter, with any changes in the fair value recorded as income or expense.

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

Results of Operations

Three months ended June 30, 2011 and 2010

Revenues

	Three Months Ended June 30,		Variance Dollars
	2011	2010
Revenues	$89,469	$74,978	$14,491

	Three Months Ended June 30,
	2011	%	2010	%
United States	$77,023	86.1%	$64,634	86.2%
Europe	9,075	10.1%	7,102	9.5%
Other	3,371	3.8%	3,242	4.3%

Total revenues	$89,469	100.0%	$74,978	100.0%

Revenues increased 19.3%, or $14.5 million, for the three months ended June 30, 2011, compared to the same period in 2010. This increase was primarily due to the growth in the number of customers for our subscription services as a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management solutions and the increasing acceptance of outsourced services.

As part of our overall growth, we expect the percentage of our revenues generated in Europe and the Asia Pacific region to continue to increase as a percentage of our total revenues.

We expect revenues to continue to grow in 2011 as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

Cost of Operations

	Three Months Ended June 30,		Variance Dollars
	2011	2010
Cost of operations	$25,636	$21,028	$4,608
Percent of total revenues	28.7%	28.0%

Cost of operations as a percentage of total revenues increased to 28.7% for the three months ended June 30, 2011, compared to 28.0% for the same period in 2010. Cost of operations increased by 21.9%, or $4.6 million, for the three months ended June 30, 2011, compared to the same period in 2010. The growth in absolute dollars was primarily due to an increase of $2.0 million in initial set-up costs that we incur and then amortize in connection with our subscription services, an increase in personnel costs and related expenses of $1.9 million, and an increase of $0.7 million in infrastructure and allocated overhead costs, primarily due to increased headcount to support the growing customer base.

We expect cost of operations to trend down as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to anticipated economies of scale. We anticipate that cost of operations will increase in absolute dollars as we continue to expand our capacity (including acquisitions) to deploy and support additional new customers.

Sales and Marketing

	Three Months Ended June 30,		Variance Dollars
	2011	2010
Sales and marketing	$36,362	$24,853	$11,509
Percent of total revenues	40.6%	33.1%

Sales and marketing expenses as a percentage of total revenues increased to 40.6% for the three months ended June 30, 2011, compared to 33.1% for the same period in 2010. Sales and marketing expenses increased by 46.3%, or $11.5 million, for the three months ended June 30, 2011, compared to the same period in 2010. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $8.2 million, an increase of $1.5 million in initial set-up costs that we incur and then amortize in connection with our subscription services, an increase of $1.6 million in professional service fees, an increase of $0.2 million in infrastructure and allocated overhead costs. These increases were related to additional headcount increases, growth in new sales and increasing penetration within our existing customer base.

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

Systems Development and Programming

	Three Months Ended June 30,		Variance Dollars
	2011	2010
Systems development and programming	$8,699	$6,808	$1,891
Percent of total revenues	9.7%	9.1%

Systems development and programming costs as a percentage of total revenues increased to 9.7% for the three months ended June 30, 2011, compared to 9.1% for the same period in 2010. Systems development and programming costs increased by 27.8%, or $1.9 million, for the three months ended June 30, 2011, compared to the same period in 2010. This increase was primarily due to a $1.3 million increase in personnel costs, and a $0.6 million increase in allocated overhead costs and general costs.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $2.4 million, from $21.6 million at March 31, 2011, to $24.0 million at June 30, 2011.

We anticipate that recognized systems development and programming costs in 2011 will increase in absolute dollars and remain relatively consistent as a percentage of revenue as we continue to focus on product innovation and enhancement.

General and Administrative

	Three Months Ended June 30,		Variance Dollars
	2011	2010
General and administrative	$11,579	$9,952	$1,627
Percent of total revenues	12.9%	13.3%

General and administrative expenses consist of personnel costs and related expenses and allocated overhead costs, all associated with employees and contractors in finance, human resources, legal and facilities, as well as miscellaneous costs, such as professional fees, public company regulatory compliance and insurance costs.

General and administrative expenses as a percentage of total revenues decreased to 12.9% for the three months ended June 30, 2011, compared to 13.3% for the same period in 2010. General and administrative expenses increased by 16.3%, or $1.6 million, for the three months ended June 30, 2011, compared to the same period in 2010. The growth in absolute dollars was primarily due to an increase of $1.0 million in deal-related professional fees, an increase of $0.2 million in personnel costs and related expenses and an increase of $0.4 million in infrastructure and allocated overhead costs. These increases were the result of higher expenses for additional personnel to support our growth, other general and administrative costs and expenses associated with strategic investment activities.

We expect the absolute dollar amount of general and administrative expenses to increase in 2011 compared to 2010 due to increases in personnel costs related to the growth of our business.

Revaluation of Contingent Consideration

	Three Months Ended June 30,		Variance Dollars
	2011	2010
Revaluation of contingent consideration	$2,675	$—	$2,675
Percent of total revenues	3.0%	0.0%

Revaluation of contingent consideration consisted of a loss of $2.7 million for the three months ended June 30, 2011. On a quarterly basis, we re-measure the fair value of the contingent Top-Up Payment associated with the TripIt acquisition and any change in contingent consideration that is not associated with any continued employment requirement is recorded as gain (loss) of the revaluation of contingent consideration in the income statement. The change in the assumptions applied in the valuation during the current period, primarily the decrease in the stock price, resulted in the change in the fair value.

Amortization of Intangible Assets

	Three Months Ended June 30,		Variance Dollars
	2011	2010
Amortization of intangible assets	$2,723	$1,807	$916
Percent of total revenues	3.0%	2.4%

Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as non-cash charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks, and non-compete agreements. Amortization of intangible assets increased for the three months ended June 30, 2011, compared to the same period in 2010, due to the additional intangible assets acquired as part of the TripIt acquisition.

Interest Income, Interest Expense, Loss From Equity Investments and Other

	Three Months Ended June 30,		Variance Dollars
	2011	2010
Interest income	$443	$621	$(178)
Interest expense	(4,654)	(4,235)	(419)
Loss from equity investments	(210)	—	(210)

	Three Months Ended June 30,		Variance Dollars
	2011	2010
Other, net	(75)	(432)	357

Total other expense, net	$(4,496)	$(4,046)	$(450)

Interest expense increased for the three months ended June 30, 2011, compared to the same period in 2010, primarily due to the additional amortization of debt discount associated with our issuance of the Notes in early April 2010. We record realized gains and losses on fluctuations in exchange rates in the other income (expense) section of the income statement. We expect interest expense to be significantly higher in 2011 compared to 2010 because of the full-year interest expense associated with the Notes. We also expect our interest income to be higher as a result of the investment of the proceeds of that offering pending use.

Income Tax Expense

	Three Months Ended June 30,		Variance Dollars
	2011	2010
Income tax (benefit) expense	$(4,928)	$2,850	$(7,778)
Effective tax rate	182.5%	44.0%

Our effective tax rate of 182.5% for the three months ended June 30, 2011, was higher than the prior period primarily due to the nondeductible compensation related to the TripIt acquisition and the decrease in pre-tax income from 2010, nondeductible acquisition costs, and partially offset by an increase in R&D development credits and a decrease in the earnings from tax jurisdictions with higher statutory rates in which we operate.

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

Results of Operations

Nine months ended June 30, 2011 and 2010

Revenues

	Nine Months Ended June 30,		Variance Dollars
	2011	2010
Revenues	$254,333	$215,447	$38,886

	Nine Months Ended June 30,
	2011	%	2010	%
United States	$219,919	86.5%	$187,490	87.0%
Europe	24,749	9.7%	18,839	8.8%
Other	9,665	3.8%	9,118	4.2%

Total revenues	$254,333	100.0%	$215,447	100.0%

Revenues increased 18.0%, or $38.9 million, for the nine months ended June 30, 2011, compared to the same period in 2010. This increase was primarily due to the growth in the number of customers for our subscription services as a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our on-demand Employee Spend Management solutions and the increasing acceptance of outsourced services.

As part of our overall growth, we expect the percentage of our revenues generated in Europe and the Asia Pacific region to continue to increase as a percentage of our total revenues.

We expect revenues to continue to grow in 2011 as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

Cost of Operations

	Nine Months Ended June 30,		Variance Dollars
	2011	2010
Cost of operations	$71,721	$60,805	$10,916
Percent of total revenues	28.2%	28.2%

Cost of operations as a percentage of total revenues is 28.2% for the nine months ended June 30, 2011 and for the same period in 2010. Cost of operations increased by 18.0%, or $10.9 million, for the nine months ended June 30, 2011, compared to the same period in 2010. The growth in absolute dollars was primarily due to an increase of $5.1 million in initial set-up costs that we incur and then amortize in connection with our subscription services, an increase in personnel costs and related expenses of $4.0 million, and an increase of $1.1 million in infrastructure and allocated overhead costs. These increases were primarily due to an increase in headcount to support the increasing number of customers due to both organic growth and acquisitions.

We expect cost of operations to trend down as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars as we continue to expand our capacity (including acquisitions) to deploy and support additional new customers.

Sales and Marketing

	Nine Months Ended June 30,		Variance Dollars
	2011	2010
Sales and marketing	$101,504	$68,337	$33,167
Percent of total revenues	39.9%	31.7%

Sales and marketing expenses as a percentage of total revenues increased to 39.9% for the nine months ended June 30, 2011, compared to 31.7% for the same period in 2010. Sales and marketing expenses increased by 48.5%, or $33.2 million, for the nine months ended June 30, 2011, compared to the same period in 2010. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $25.1 million, an increase of $3.7 million in professional fees, an increase of $3.6 in initial set-up costs that we incur and then amortize in connection with our subscription services, and an increase in $0.8 million in infrastructure and allocated overhead costs. These increases were primarily due to additional headcount (some of which was due to the acquisition of TripIt), growth in new sales and increasing penetration within our existing customer base.

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

Systems Development and Programming

	Nine Months Ended June 30,		Variance Dollars
	2011	2010
Systems development and programming	$26,165	$20,825	$5,340
Percent of total revenues	10.3%	9.7%

Systems development and programming costs as a percentage of total revenues increased to 10.3% for the nine months ended June 30, 2011, compared to 9.7% for the same period in 2010. Systems development and programming costs increased by 25.6%, or $5.3 million, for the nine months ended June 30, 2010, compared to the same period in 2010. This increase was primarily due to a $3.5 million increase in personnel costs mainly attributable to our continuing efforts to expand our services and acquisitions, and $1.8 million increases each in infrastructure and allocated overhead costs.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with GAAP for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $5.2 million, from $18.8 million at September 30, 2010, to $24.0 million at June 30, 2011.

We anticipate that recognized systems development and programming costs in 2011 will increase in absolute dollars and as a percentage of revenue compared to 2010 as we continue to focus on product innovation and enhancement.

General and Administrative

	Nine Months Ended June 30,		Variance Dollars
	2011	2010
General and administrative	$38,176	$28,217	$9,959
Percent of total revenues	15.0%	13.1%

General and administrative expenses as a percentage of total revenues increased to 15.0% for the nine months ended June 30, 2011, compared to 13.1% for the same period in 2010. General and administrative expenses increased by 35.3%, or $10.0 million, for the nine months ended June 30, 2011, compared to the same period in 2010. The growth in absolute dollars was primarily due to an increase of $4.5 million in personnel costs and related expenses, an increase of $4.2 million in professional fees, and an increase of $0.7 million in infrastructure and allocated overhead costs. These increases were the result of additional personnel to support our growth, and professional services associated with strategic investment activities.

We expect the absolute dollar amount of general and administrative expenses to increase in 2011 compared to 2010 due to increases in personnel costs related to the growth of our business.

Revaluation of Contingent Consideration

	Nine Months Ended June 30,		Variance Dollars
	2011	2010
Revaluation of contingent consideration	$1,410	$—	$1,410
Percent of total revenues	0.6%	0.0%

Revaluation of contingent consideration consisted of a loss of approximately $1.4 million for the nine months ended June 30, 2011, related to the Top-Up Payment not associated with any continued employment requirement in the TripIt acquisition.

Amortization of Intangible Assets

	Nine Months Ended June 30,		Variance Dollars
	2011	2010
Amortization of intangible assets	$6,862	$5,495	$1,367
Percent of total revenues	2.7%	2.6%

Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as non-cash charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks, and non-compete agreements. Amortization of intangibles increased for the nine months ended June 30, 2011, compared to the same period in 2010, due to the additional intangible assets acquired as part of the TripIt acquisition.

Interest Income, Interest Expense, Loss From Equity Investments and Other

	Nine Months Ended June 30,		Variance Dollars
	2011	2010
Interest income	$1,748	$1,226	$522
Interest expense	(13,819)	(4,778)	(9,041)
Loss from equity investments	(217)	—	(217)
Other, net	(313)	(924)	611

Total other expense, net	$(12,601)	$(4,476)	$(8,125)

Interest expense increased for the nine months ended June 30, 2011, compared to the same period in 2010, due to the interest expense associated with our 2010 issuance of senior convertible notes (“Notes”). We record realized gains and losses from fluctuations in exchange rates in the other income (expense) section of the income statement. We expect interest expense to be significantly higher in 2011 compared to 2010 because of the full-year impact of interest expense associated with the Notes in 2011. We also expect our interest income to be higher as a result of the investment of the proceeds of that offering pending use.

Income Tax Expense

	Nine Months Ended June 30,		Variance Dollars
	2011	2010
Income tax (benefit) expense	$(7,322)	$10,507	$(17,829)
Effective tax rate	178.3%	38.5%

Our effective tax rate of 178.3% for the nine months ended June 30, 2011, higher than the prior period primarily due to the nondeductible compensation related to the TripIt acquisition and the decrease in pre-tax income from 2010, nondeductible acquisition costs, and partially offset by the U.S. federal R&D tax credit that was retroactively reinstated in the first quarter of 2011.

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

Liquidity and Capital Resources

Our available sources of liquidity as of June 30, 2011, consisted principally of cash, cash equivalents and short-term investments totaling $556.8 million.

Our cash flows were as follows:

	Three months ended June 30,			Nine months ended June 60,
	2011	2010	$ Change	2011	2010	$ Change
Cash provided by (used in):
Operating activities	$16,344	$24,764	$(8,420)	$43,263	$57,155	$(13,892)
Investing activities	(22,285)	(188,796)	166,511	15,223	(176,070)	191,293
Financing activities	766	249,274	(248,508)	(8,087)	247,954	(256,041)

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of personnel and related costs, payments to vendors directly related to our services or acquisition related costs, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription service offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities was $16.3 million for the three months ended June 30, 2011, compared to $24.8 million for the same period in 2010. Net cash provided by operating activities was $43.3 million for the nine months ended June 30, 2011, compared to $57.2 million for the same period in 2010. The decrease in cash provided by operating activities was primarily associated with the interest payments related to our senior convertible notes, additional deal related costs and the integration cost associated with business acquisitions.

Cash flows in investing activities relates to purchases, sales, and maturities of investments, cash outlays for acquisitions, purchases of property and equipment, and changes in customer funding liabilities, net of the change in restricted cash. Our investing activities used $22.3 million for the three months ended June 30, 2011, compared to $188.8 million for the same period in 2010. The net maturities of our short-term investments provided $4.7 million for the three months ended June 30, 2011, compared to $180.4 million used in the net purchases of our short-term investment for the same period in 2010. Purchases of property and equipment were $8.2 million for the three months ended June 30, 2011, compared to $5.1 million for the same period in 2010. The change in customer funding liabilities, net of changes in restricted cash provided $1.8 million for the three months ended June 30, 2011, compared to $3.3 million of cash used in 2010. Acquisition funds held at trust used $19.5 million for the three months ended June 30, 2011.

Our investing activities provided $15.2 million for the nine months ended June 30, 2011, compared to $176.1 million of cash used for the same period in 2010. The net maturities of our short-term investments provided $124.8 million for the nine months ended June 30, 2011, compared to $160.9 million used in the net purchases of our short-term investment for the same period in 2010. Cash used for the TripIt acquisition was $24.2 million for the nine months ended June 30, 2011. Cash used for our investments in privately-held companies including ClearTrip was $40.0 million for the nine months ended June 30, 2011. Purchases of property and equipment were $20.9 million for the nine months ended June 30, 2011, compared to $12.8 million for the same period in 2010. The change in customer funding liabilities, net of changes in restricted cash resulted in $2.8 million in cash used for the nine months ended June 30, 2011, compared to $3.1 million of cash provided in 2010. Acquisition funds held at trust used $19.5 million for the nine months ended June 30, 2011.

Our financing activities provided $0.8 million for the three months ended June 30, 2011, compared to $249.3 million for the same period in 2010. Our financing activities used $8.1 million for the nine months ended June 30, 2011, compared to $248.0 million used in same period in 2010. The decrease in cash inflow is primarily due to the net proceeds of $245.1 million related to our issuance of the Notes, Note Hedges, and Warrants transactions in 2010.

On March 29, 2010, we terminated a credit agreement with a financial institution that provided for a revolving credit facility for up to $70 million that was set to expire in September 2012. As of March 29, 2010, we were in compliance with all loan covenants under the terms of the credit agreement, and had no outstanding borrowings under the agreement.

In March 2010, we issued Notes, Note Hedges and Warrants. The Notes will mature on April 15, 2015, unless converted earlier. All amounts in connection with the Notes, Note Hedges, and Warrants were settled in cash in April 2010. As of June 30, 2011, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For further information, see Note 7 to the notes to financial statements.

Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 7.0 million shares of our common stock through January 2011. In December 2009, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2013, and increased the number of shares eligible for repurchase by an additional 2.0 million shares, from 7.0 million shares to 9.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of June 30, 2011, 4.1 million shares remained eligible for repurchase under the Repurchase Program. We did not have any stock repurchases during the three and nine months ended June 30, 2011 and 2010.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our outstanding contractual obligations and commercial commitments as of June 30, 2011.

Years ending September 30,	Senior Convertible Notes, including interest	Operating Leases	Purchase Obligations
2011 (July 1, 2011, through September 30, 2011)	$1,797	$1,079	$628
2012	7,188	4,066	2,201
2013	7,187	2,924	851
2014	7,187	1,501	533
2015 and thereafter	291,393	1,509	106

Total	$314,752	$11,079	$4,319

Senior Convertible Notes

As of June 30, 2011, investors may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 9 of the notes to financial statements.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. We do not include amounts for certain operating expenses under these leases such as common area maintenance. We also lease office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, Minnesota, Texas and Virginia, and internationally in Australia, China (Hong Kong), Czech Republic, France, Germany, India, Italy, Japan, Netherlands, Singapore and the United Kingdom.

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

Consulting services consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. Consulting services that are sold with the subscription service are recognized ratably over the expected lives of the customer relationships. We sell consulting services under milestone or fixed-fee contracts and recognize consulting revenues as milestones or services are completed. In some instances, consulting services are sold after the initial contract and, in such cases, are typically billed and recognized as revenue on a time-and-materials basis.

Revenues are adjusted for estimated sales allowances, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

Portions of our revenues are generated from sales made through our referral and reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts paid to our referral partners are recognized as sales and marketing expenses. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and expenses.

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

Contingent Consideration

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

There has been no material change in our market risk during the three months ended June 30, 2011. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We generated over 90% of our total revenues for the three months ended June 30, 2011 from four solutions – Concur Travel & Expense, Concur Expense, Concur ExpenseLink and Concur Cliqbook Travel. We expect these solutions to continue to constitute a large percentage of our total revenues even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.

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

As part of our business strategy, from time to time we invest in or acquire complementary businesses, joint ventures, products or technologies, and we expect that we will make such investments and acquisitions in the future. For example, our most recent acquisition occurred in July 2011, when we acquired GlobalExpense, a London-based market leader in Web-based end-to-end expense management. In March 2011, we invested in ClearTrip Inc., a leading provider of online travel services in India.

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

Our international operations are an increasingly important part of our business. Customers located outside the United States represented 14% of our total revenues in 2011. In addition, a portion of our United States revenue reflects utilization of our services outside of the United States by customers located in the United States. We expect international revenues as a percentage of our total revenues to increase. Our international operations are subject to many difficulties and incremental costs, including:

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

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, formatted in XBRL.**	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.
**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL: (i) Income Statements, (ii) Balance Sheets, (iii) Cash Flow Statements, and (iv) Notes to Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2011

CONCUR TECHNOLOGIES, INC.

By	/s/ Frank Pelzer
Frank Pelzer
Chief Financial Officer principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, formatted in XBRL.**	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.
**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL: (i) Income Statements, (ii) Balance Sheets, (iii) Cash Flow Statements, and (iv) Notes to Financial Statements.