Form 10-K
period 2011-09-30
CONCUR TECHNOLOGIES INC
filed 2011-11-17
CIK 1066026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-25137

Concur Technologies, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	91-1608052
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18400 NE Union Hill Road Redmond, Washington	98052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 702-8808

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2011, as reported by The NASDAQ Global Select Market on that date: $2,989,451,008

Number of shares of the registrant’s common stock outstanding as of November 11, 2011: 54,089,281

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the its Annual Meeting of Shareholders, which is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended September 30, 2011, are incorporated by reference into Part III of this report.

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

Overview

Concur Technologies, Inc. is a leading provider of integrated travel and expense management solutions for companies of all industries, sizes and geographies. Our core mission is to reduce costs for our customers and enhance the user experience for travelers, leveraging continuous innovation. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity by streamlining the expense management, travel procurement, itinerary management, and invoice management processes. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help clients effectively negotiate with vendors, create budgets, and manage compliance. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large. We refer to Concur Technologies, Inc. as “Concur,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.

We market our solutions primarily through our direct sales efforts and indirectly through partners, sell them primarily on a subscription basis, and deliver them through the Internet, or “cloud,” to our customers. As of September 30, 2011, we had over 10,000 customers in over 100 countries.

We were incorporated in the state of Washington in 1993 and commenced operations during 1994. We reincorporated in the state of Delaware and completed our initial public offering of common stock in 1998. Our executive offices are located at 18400 NE Union Hill Road, Redmond, WA 98052, or principal website is www.concur.com, and our telephone number is (425) 702-8808.

The Market for Our Solutions

Our solutions help companies and their employees control costs, save time, and boost productivity by streamlining the entire process of travel and expense management — from travel procurement through itinerary management to expense reporting and reimbursement. Concur’s comprehensive solutions include core offerings that enable companies to manage the travel and expense management process, plus extended services that help provide enhanced compliance, control, and visibility. In addition to helping companies manage business travel and expenses, Concur also helps clients streamline invoice management. We believe the market for our solutions is still emerging and that many businesses in the United States and elsewhere in the world still manage these processes through inefficient and manual means.

Integrated Travel and Expense Management

Historically, companies have addressed each portion of the travel and expense management process as discrete business functions. Employees generally book travel through one process, submit expenses through a different process, rely on third-party applications to manage travel itineraries, and receive reimbursement of expenses through yet another process. We believe that, by providing one integrated end-to-end travel and expense management solution, companies can realize significant cost, time and efficiency savings compared to the traditional approach of addressing each business function separately.

A fully-integrated travel procurement and expense management solution that efficiently interfaces with the systems of vendors and suppliers can result in significant customer benefits. According to a 2010 study conducted by Forrester Consulting, a fully integrated travel and expense management solution can deliver a return on investment of up to 242% over a three year period. Other benefits may include:

•	lower corporate travel and entertainment costs;

•	lower costs to procure travel and process expenses;

•	shorter reimbursement and vendor payment cycles;

•	increased centralized control of corporate spending, insight and analysis;

•	improved compliance with corporate policy and external regulations, such as the Sarbanes-Oxley Act;

•	enhanced visibility and actionable data that helps drive policies and buying behavior, enforce expense policies and decrease fraud; and

•	time savings and increased overall productivity.

Travel Procurement

Many companies deploy an online travel booking tool to enable their employees to book business travel that complies with corporate policies, and these companies typically partner with corporate travel agencies to assist them with the travel procurement process. Online booking tools can drive significant corporate savings through reduced travel agent-assisted booking fees. They also enable companies to present employees with travel options from preferred providers. We believe that a company that deploys an online booking tool throughout the organization can reduce its travel procurement costs by ensuring that employees have access to in-policy travel options through a solution that provides visibility into buying behavior and policy compliance.

Itinerary Management

Itinerary management can be time consuming and inefficient for business travelers who book travel without the assistance of a corporate travel agency. When travelers book each aspect of a trip through different sources (such as a flight booked through one on-line travel site or directly through the airline, a hotel booked through another on-line travel site, and a car rental booked directly through a rental car company), travelers may have to manage multiple confirmations, and companies have little visibility into employee travel procurement. We believe that technology can increase efficiency for both the business traveler and the company, and provide greater visibility into the travel procurement process and associated costs. In January 2011, we acquired TripIt, a market leader in mobile trip management. TripIt offers a mobile travel service that allows travelers to organize and share travel plans. We believe that the integration of itinerary management with our travel and expense management offerings can help solve challenges along the entire travel and expense management process — from booking travel, through in-trip activities and sharing trip information, to post-trip expense management and reconciliation.

Expense Reporting

Travel and expense spending can account for over 7% of a company’s total operating expenses and generally is the second largest area of controllable spend after payroll. According to a 2011 report published by the Aberdeen Group, the average cost to process an expense report is over $41 per manual transaction, compared to approximately $7 per fully-automated transaction. We believe that many businesses in the United States and elsewhere in the world still employ manual, paper-based expense management processes that are time-consuming, inefficient, costly and prone to error. This represents a substantial market opportunity for solutions, such as ours, that automate corporate expense reporting processes.

Invoice Management

We believe that, for many companies, up to 75% of all invoices from suppliers are in paper form. A manual, paper-based invoice management process can require a company to spend a significant amount of time handling, storing, retrieving and managing paper invoices. We believe this represents a substantial market opportunity for solutions, such as ours, that automate corporate invoice management processes, allowing companies to streamline their invoice management process and leverage imaging and workflow processes.

Additional Benefits to Customers

We believe that, as companies benefit from the automation and integration of travel and expense management processes, they will continue to seek solutions that improve, control and reduce the cost of managing employee travel and related expenses. In addition to direct cost savings, we believe that companies will seek to leverage data generated by the automated travel and expense reporting process to monitor and analyze contract compliance, and to negotiate more favorable terms with vendors. This also enables end users to benefit from the technology updates within a broad ecosystem of travel and related expenses.

In addition, we believe that our service platform is uniquely positioned to provide value to all members of the corporate travel supply chain. Through our technology and cloud services, we believe that our clients, partners, suppliers and third-party application developers will find value in leveraging our platform to address business problems, deliver services and reach new customers.

Cloud Computing

We deliver cloud computing software solutions. Cloud computing (also known as software-as-a-service, or SaaS) refers to the use of Internet-based computing, storage, and connectivity technology to deliver software applications from a centrally-hosted computing facility to end users through a web browser and the Internet. This model eliminates costs associated with installing and maintaining applications within the customer’s information technology infrastructure. As a result, cloud computing software solutions require substantially less initial and ongoing investment in software, hardware and implementation services and lower ongoing support and maintenance. These benefits are valuable to both large enterprises that seek to shift fixed information technology costs to a variable, utility model and small businesses that cannot afford the costs and risks of large upfront software application investments. We believe that providers of cloud computing software solutions also benefit significantly from this model. Because these providers typically deliver the same version of their software to all of their customers, they can focus their resources on delivering new innovations, as opposed to maintenance of older versions. In addition, because they can deploy their software solutions to large and small markets with equal effectiveness, they are able to address a much larger market than vendors of on-premises software applications.

The cloud computing model effectively provides the automation of more sophisticated business processes in a more cost effective manner. It has been applied to many types of software applications, including customer relationship management, security, accounting, human resources management, and messaging, and it has been broadly adopted by many businesses in a wide variety of industries. It is particularly well-suited to delivery of applications, such as our integrated travel and expense management applications that are widely deployed within an organization and benefit from integration with a variety of internal and external data sources.

Online and Mobile

We strive to deliver business applications that are as engaging as popular consumer web applications — by incorporating features and content designed to enhance efficiency and user experience. As a result, our user interface is designed to be highly intuitive, requiring limited training for end users. As business travel is inherently mobile, we have also integrated mobile capabilities into our services to allow end users to streamline the travel and expense management process. Our service platform allows both third-party applications and data from other business systems to connect with and integrate with our solutions. This enables customers to extract more value from their existing technology investments and tap a broad ecosystem of our partners to enable effective business execution.

Our Solutions

We provide our cloud computing software solutions primarily on a subscription basis, which offers distinct advantages to customers compared to traditional software licensing. Subscription customers pay recurring usage fees, reducing the financial risk of large up-front costs and maintenance of traditional on-premises enterprise software licensing. In general, our cloud-based solutions enable companies to access and consume technology in a way that is similar to how they consume other goods and services: customers access the services they need in a cost effective and scalable manner.

We currently offer a variety of solutions to streamline the travel procurement, itinerary management, expense management and invoice management processes.

Integrated Travel Procurement and Expense Management

Our integrated travel and expense management solutions join our online travel procurement solutions with our automated expense management solutions to provide one unified end-to-end corporate travel procurement and expense management experience. Our seamless user experience is designed to encourage user adoption, enhance policy compliance and deliver visibility into corporate travel spend. Because the entire process is tightly integrated, itinerary data captured at the time of booking can automatically be matched with credit card charges incurred by employees and electronic receipts captured directly from suppliers, resulting in trusted transactions that reduce or eliminate the need for additional audits or approvals and automatically populate our expense management solutions.

Travel Procurement

Our online travel procurement solutions automate corporate travel booking and processing. We offer highly-configurable online corporate travel procurement solutions that can be tailored to a company’s specific travel policies and preferred vendors. Our travel procurement solutions enable customers to search for travel reservation data from multiple sources, including direct connections to travel service providers, and Internet-only sources, and delivers strong online procurement, reporting and agency support, making the travel procurement process quick, easy and more affordable.

Employees using our travel procurement solutions are able to set their own travel preferences while organizations set policy through technology filters to retain control. Our travel procurement solutions work with a wide variety of travel management companies, corporate credit card providers and global distribution systems (GDS). Robust business rules combined with automated pre-trip approval capabilities are designed to ensure consistent travel policy enforcement — allowing organizations to control the corporate travel procurement process.

Itinerary management

Our itinerary management solutions enable individual business travelers and their organizations to manage and share travel itinerary information. Comprehensive itinerary data can be shared among colleagues and associates, leveraged by the organization’s ability to gain greater visibility into employee travel, and imported into other Concur solutions to provide even greater insight and control over travel and expense spend for organizations.

Expense Management

Our automated expense management solutions simplify the expense reporting process, while reducing costs and improving internal controls. We automate each step of expense reporting, from report preparation and approval to business policy compliance, reimbursement and data analysis. Our expense management solutions provide the process and information that enables management to reduce manual processing, improve internal controls, increase business policy compliance, speed up reimbursement and increase expense report accuracy. These solutions also automatically import corporate or personal credit card charges to create expense reports. Employees save significant time by creating and submitting accurate, in-policy expense reports while automation helps the entire organization be more efficient. Our expense management solutions further help clients reconcile transaction data from three trusted sources — itinerary data captured at the time of booking, corporate card charges incurred during travel, and electronic receipts captured directly from the supplier — to create a “Smart Expense”™ that is used to automatically fill in the details of the expense report as travel occurs. By capturing relevant and accurate expense data, Concur’s expense management solutions enable organizations to more easily comply with government and industry reporting regulations (e.g. Sarbanes-Oxley, Sunshine Act) and taxes (e.g. VAT, GST).

Other Solutions

We provide other value-added and extended services that leverage our integrated cloud offerings, including:

Expense Reimbursement. We offer the direct deposit of reimbursable employee expenses that are submitted and approved by drawing funds from a customer’s bank account and delivering payment to the payee’s bank account or corporate credit card utilizing standard electronic funds transfer processing networks.

Expense Report Auditing. We offer expense report auditing services to streamline the process of managing and substantiating expense receipts.

Business Intelligence. We offer business intelligence capabilities that enable customers to use captured data to analyze trends, influence budget decisions, improve forecasting and monitor for fraudulent activity.

Invoice Management. Our invoice management solution is designed to automate, simplify and reduce the costs associated with the process of entering, approving and managing the payment of vendor invoices. It enables companies to streamline payment requests, facilitating flexible approval processes and automatic updating of accounts payable systems. The combination of increased productivity and availability of valuable data for improved cost management can generate significant cost savings for our customers.

The Concur Connect Platform

Our cloud-based Concur Connect platform enables customers, partners, suppliers and third-party developers to connect to and extend our solutions with a diverse set of applications and services. Through a growing set of public facing application programming interfaces, we enable third parties to leverage our platform to enhance and extend the value of our services.

The Concur Connect platform connects suppliers from around the world to thousands of customers and end users representing over $50 billion of travel and expense related spend. It also enables application developers, including both corporate IT departments that typically develop applications for a company’s internal-use and third-party developers (businesses that create applications for other companies), to access new capabilities and flexibility of using multiple programming languages to provide developers openness and choice. Partners and third-party developers can use the platform to leverage the benefits of a multi-tenant platform for creating applications for one or more of our clients. This enables our partners, such as travel management companies or travel suppliers, to send trip itinerary and booking information to our solutions, so our customers’ users can view it in the Concur mobile application — using our itinerary web services.

Client Services

Our client services organization offers consulting and a wide variety of extended services in connection with our integrated travel and expense management solutions.

Consulting

We provide industry-specific best practices and direct experience in travel and expense management. Our consulting staff meets with customers prior to deployment to review existing business processes and information technology infrastructure and provides advice on ways to improve these processes. Our consultants also configure and test our applications, integrate them with customers’ existing systems and assist with enterprise-wide deployment strategies. After deployment, our consultants continue to work with customers to identify additional opportunities to further improve their return on investment. In 2011, we significantly grew our global professional services team to support sales growth.

Extended Services

We offer a variety of extended services, such as site administration, audit and compliance services, advanced analytics, and customized integration in connection with our travel and expense management solutions.

Our Growth Strategy

Our objective is to be the leading global provider of integrated travel and expense management solutions. Our cloud computing software solutions enable organizations to control costs globally by automating and integrating management of the travel procurement, itinerary management, and expense reporting processes. Key elements of our strategy include:

Expand our customer base. We believe the market for our corporate travel and expense management services is large and under-penetrated. We will continue to increase our investments in distribution, market development and innovation in order to continue to expand our base of customers in the markets that we currently serve and the range of services we can deliver to those customers.

Expanding our global presence. We aim to become the market-leading provider of travel and expense management services in all major economies. In fiscal 2011, we established a number of new geographic locations including subsidiaries in Japan and India.

Grow the small and medium business market. We are also investing to customize solutions and to deliver our services for small and medium sized businesses on a global basis. We believe that this market has significant potential in generating incremental long-term revenue and earnings growth.

Serve the needs of the business traveler. We are focused on bringing value to business travelers while they are on their business trips — from trip planning and booking, through in-trip activities and sharing trip information, to post-trip expense reconciliation and reimbursement. This enables us to meet the requirements of individual business travelers within the context of corporate policies while fundamentally enabling the direct relationship between travel suppliers and end customers.

Utilize the Concur Connect platform. We have invested in the Concur Connect platform in order to provide our customers with a single-stop access to the broadest selection of travel content available anywhere through any provider. With our Concur Connect platform, we provide direct connections to many major hoteliers, transportation providers, dining and other travel related services.

Partners

We work closely with strategic third parties, including travel management vendors, corporate charge card providers, payroll processors, consulting firms, travel suppliers and others, to accelerate the adoption of our solutions among a larger customer base. We focus on enabling our partners to realize new economic opportunities through the integration and distribution of our solutions. We intend to expand our network of distribution partners and increase the value that our solutions provide throughout the corporate travel, expense and vendor payment processes.

Customers

As of the fiscal year ended September 30, 2011, more than 10,000 companies in over 100 countries use our services. We serve companies of all sizes. No single customer accounted for more than 10% of our total revenues in fiscal 2011, 2010 or 2009.

Sales and Marketing

We market and sell our solutions worldwide through both direct sales organization and indirect distribution channels such as our strategic reseller and referral partners and through our website.

Direct Sales

We sell subscriptions to our services primarily through our direct sales force comprised of inside sales, which consists of personnel that sell to customers primarily by phone and field sales personnel that are primarily based in geographic territories comprising customers and prospects. We further organize our sales force into teams by specific customer segments, based on the size of our prospective customers, such as small, mid-sized and large customers to provide a higher level of service and understanding of our customers’ unique needs.

Referral and Indirect Sales

Our indirect distribution channels consist of a strategic network of partners who refer customer prospects to us and assist us in selling to these prospects. The network includes companies such as American Express, a leading issuer of corporate cards and corporate purchasing solutions and provider of travel management services, consulting firms, other travel management companies, and partners in markets where we do not have a large direct sales presence.

Marketing

Our marketing programs are designed to increase awareness of our solutions within our target markets, and to extend the competitive advantage of our integrated travel and expense management services. We engage in a variety of marketing activities to target our prospective and current customers. Our primary marketing activities include among other things:

•	e-mail and direct mail campaigns;

•	co-marketing strategies designed to leverage existing strategic relationships;

•	search engine marketing and advertising to drive traffic to our website;

•	seminars and “webinars;”

•	public relations campaigns, speaking engagements and forums and industry analyst visibility initiatives;

•	sponsorship of conferences and promotion of our products at trade shows targeted to accounting, finance, information technology, travel executives and small and mid-size businesses; and

•	social network solutions.

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

We rely on a combination of copyright, trade secret, trademark, and patent laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. For example, to protect our proprietary information, we enter into services and licensing agreements with our customers and nondisclosure agreements with certain of our employees, consultants, corporate partners, customers and prospective customers, which include restrictions on the disclosure, use and transfer of our proprietary information. We also employ various physical security measures to protect our software source codes, technology and other proprietary information. We have issued patents and a number of patent applications pending in various countries.

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

We own trademarks and registered trademarks for our various products and services and attempt to ensure we protect all necessary intellectual property rights. Concur, the Concur logo, Concur Connect, Smart Expense, TripIt, and GlobalExpense, as well as a number of other names and brands that are not referenced in this Annual

Report on Form 10-K, are trademarks or registered trademarks of Concur or its affiliates. Other names or brands appearing in this report may be claimed as the property of others. Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

We have issued patents and a number of patent applications pending in various countries. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed the intellectual property rights of others. The cost to defend or settle these claims could be material to our business. The outcome of any litigation is inherently uncertain. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plans and could require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all. In addition, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our solutions to others, or could otherwise adversely affect our business.

Competition

The market for our integrated travel and expense management solutions is highly competitive and subject to rapid change. Our principal direct competition comes from independent vendors of corporate travel and expense management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to ours along with their suites of other products and services. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems.

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

Employees

As of September 30, 2011, we had over 1,600 full-time employees. We consider our relations with our employees to be good.

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

We generated 90% of our total revenues for the fiscal year ended September 30, 2011 from our travel procurement, expense management, and integrated travel procurement and expense management solutions. We expect these solutions to continue to constitute a large percentage of our total revenues even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.

If the market for integrated travel and expense management services develops more slowly than we expect it to, our future revenue and profitability will be harmed.

The market for integrated travel and expense management services is developing, and it is not certain whether these services will continue to achieve market acceptance and sustain high demand. Our future revenue and profits depend on increasing customer subscriptions for integrated travel and expense management services. The market for integrated travel and expense management services may not grow, or may shrink. Our future financial performance and revenue growth depend on the willingness of enterprise customers to use integrated travel and expense management services. Many enterprises have internal resources and processes to manage corporate travel and expenses, so they may not perceive the benefit of our external integrated travel and expense management services. Privacy concerns and transition costs are also factors that may affect an enterprise’s decision to subscribe to an external solution. If enterprises do not value the benefit of integrated travel and expense services, then the market for these services will not develop at the rate that we anticipate.

Uncertain and unfavorable global economic conditions may adversely affect our business, financial condition and operating results.

Our financial performance depends, in part, on the state of the global economy, which has deteriorated in the recent past, and which remains uncertain and may deteriorate in the future. Declining levels of global economic activity typically lead to declines in corporate spending on travel, fewer travel and expense transactions, lower information technology spending, and deceased revenue for us. The core factors that affect customer usage and therefore our subscription revenue are unemployment, recession-driven attrition through business failure or acquisition, and travel budget cutbacks.

If unfavorable economic conditions remain uncertain or worsen, our business, financial condition and operating results could be materially and adversely affected.

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

We depend on strategic reseller and referral relationships to offer products and services to a larger customer base than we can reach through our current direct sales, telesales and internal marketing efforts. Some of our strategic reseller and referral partners are in early stages of operation and, accordingly, it is not certain whether our partners will be able or willing to expend the required effort and resources to market our products and services successfully or provide the volume and quality of orders and lead referrals that we expect. In addition, some of our partners have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our partners have multiple strategic relationships and they may not regard us as significant for their businesses. Our partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our partners also may impair our ability to enter into other desirable strategic relationships. Further, unfavorable global economic conditions may hurt our partners, making them less effective or causing them to modify or cancel their relationships with us.

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

Many of our travel and expense software solutions collect, store and report information regarding travel procurement and employee spending. Personal privacy has become a significant issue in the United States and many other countries where we operate. Many federal, state and foreign government bodies and agencies have imposed or are considering imposing restrictions and requirements regarding the collection, use and disclosure of personal information obtained from consumers and individuals. Changes to laws or regulations affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information. If we were required to change our business activities or revise or eliminate services, our business could be harmed. Privacy concerns, whether valid or not, may inhibit market adoption of our service in certain industries and foreign countries In addition, we may be subject to fines, penalties and potential litigation if we fail to comply with such regulatory restrictions and requirements.

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

Our international operations are an increasingly important part of our business. Customers located outside the United States represented 14% of our total revenues in 2011. In addition, a portion of our United States revenue reflects utilization of our services outside of the United States by customers located in the United States. We expect international revenues as a percentage of our total revenues to increase. Our international operations are subject to many difficulties and incremental costs, including:

•	costs to customize our products for foreign markets;

•	foreign currency exchange rate risk;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	different pricing environments;

•	longer sales cycles;

•	greater difficulty in collecting accounts receivable;

•	import and export restrictions and tariffs;

•	adverse tax consequences;

•	potentially weaker protection for our intellectual property than in the United States and practical difficulties in enforcing our rights abroad;

•	regional data privacy laws that apply to the transmission of customer data across international borders;

•	Difficulties in staffing and managing foreign operations; and

•	Regional economic and political conditions.

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

In 2009 and 2011, we acquired products and services in international markets through our acquisitions of Etap-On-Line and GlobalExpense Limited. In 2011, we also established a Japanese joint venture, Concur Japan. We intend to continue to expand our global sales and marketing activities and enter into relationships with additional international distribution partners. We are in the early stages of developing our distribution channels in markets outside the United States. We may not be able to attract and retain distribution partners that will be able to market our products effectively.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. However, despite our efforts any failure to maintain or implement required controls could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in the trading price of our stock.

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

Our success depends, in part, upon our proprietary technology, processes, trade secrets and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. We have issued patents and have patent applications pending in various countries. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed the intellectual property rights of others. The cost to defend or settle these claims could be material to our business. The outcome of any litigation is inherently uncertain. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plans and could require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all. In addition, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our solutions to others, or could otherwise have a material adverse effect on our business, financial condition and operating results. In addition, over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we cannot assure you that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.

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

Our principal administrative, sales, marketing and research and development facility is located in Redmond, Washington and consists of 100,000 square feet of office space held under a lease that expires on May 31, 2013. We have an option to renew this lease for an additional five years. As of September 30, 2011, we also leased office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, Texas and Virginia, and internationally in Australia, China (Hong Kong), Czech Republic, France, Germany, India, Italy, Mexico, Netherlands, Philippines, Singapore, and the United Kingdom.

We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.	LEGAL PROCEEDINGS

On April 6, 2010, Concur Technologies, Inc. was named as one of 41 defendants in a purported patent infringement lawsuit, captioned CEATS, Inc. v. Continental Airlines, Inc., et al., in the United States District Court for the Eastern District of Texas. The complaint alleged infringement by Concur of six patents generally related to seat selection and reservation systems under the Patent Laws of the United States of America, 35 U.S.C. §§ 1 et seq., including 35 U.S.C. § 271(a), (b), (c), and/or (f). In November 2011, Concur reached a settlement with the plaintiff, which was not material to Concur’s business or financial position, and the matter has been dismissed.

On April 29, 2011, TripIt LLC, successor-in-interest to TripIt, Inc. and a subsidiary of Concur Technologies, Inc., was named as a defendant in a purported patent infringement lawsuit, captioned ArrivalStar S.A. and Melvino Technologies Limited v. Encore Forwarding, Inc. et al., in the United States District Court for the Southern District of Florida. The complaint alleged infringement by TripIt of eight patents on account of “Get SMS Travel Alerts’ programs/products/services/systems which include and use tracking and messaging technologies” alleged to be protected by the patents. In September 2011, Concur reached a settlement with the plaintiff, which was not material to Concur’s business or financial position, and the matter has been dismissed.

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

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “CNQR.” The following table shows the range of the high and low sales prices by quarter for years ended September 30, 2011 and 2010, as reported on the NASDAQ Global Select Market:

	High	Low
Year ended September 30, 2011:
Fourth Quarter	$52.71	$34.30
Third Quarter	58.19	45.51
Second Quarter	56.64	49.23
First Quarter	55.37	46.00

Year ended September 30, 2010:
Fourth Quarter	$52.17	$41.17
Third Quarter	45.88	37.52
Second Quarter	44.57	37.41
First Quarter	44.01	34.99

As of September 30, 2011, our common stock was held by 240 stockholders of record.

We have never paid cash dividends on our common stock. We currently intend to retain earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in 2012.

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

During fiscal 2010, we issued 5.5 million warrants to purchase our common stock. For further information, see Note 9 of the notes to financial statements.

(b) Not applicable,

(c) Stock Repurchase Program. Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 7.0 million shares of our common stock through January 2011. In December 2009, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2013, and increased the number of shares eligible for repurchase by an additional 2.0 million shares, from 7.0 million shares to 9.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. During 2011, we repurchased and retired 47,700 shares of our outstanding common stock for a total cost of $1.8 million (at an average purchase price of $36.72 per share) under the Repurchase Program. As of September 30, 2011, 4.1 million shares remained eligible for repurchase under the Repurchase Program.

All share repurchases in fiscal 2011 were executed in August and September of 2011. There were no share repurchases in 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented in the table below is derived from our consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements as well as Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated statements of operations and consolidated balance sheet data presented in the table below are derived from our audited consolidated financial statements. See Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this report for an explanation of the determination of the shares used to compute basic and diluted net income (loss) per share. Our historical results are not necessarily indicative of results to be expected for any future period.

All amounts are reported in thousands, except for per share data.

	Year ended September 30,
	2011	2010	2009	2008	2007
Statements of Operations:
Revenue	$349,488	$292,936	$247,596	$215,491	$129,107

Expenses (1):
Cost of operations	98,267	81,737	73,310	68,378	43,711
Sales and marketing	141,384	96,955	73,885	59,912	34,154
Systems development and programming	34,787	27,236	24,487	22,974	15,866
General and administrative	51,467	38,811	30,300	31,371	18,759
Revaluation of Contingent Consideration	4,034	—	—	—	—
Amortization of intangible assets	10,131	7,224	6,396	6,196	2,965

Total expenses	340,070	251,963	208,378	188,831	115,455

Operating income	9,418	40,973	39,218	26,660	13,652
Other income (expense):
Interest income	2,177	2,017	2,149	1,720	897
Interest expense	(18,527)	(9,297)	(481)	(1,417)	(1,240)
Loss from equity investments	(890)	—	—	—	—
Other, net	(809)	(1,049)	(598)	(486)	231

Total other income (expense)	(18,049)	(8,329)	1,070	(183)	(112)

Income (loss) before income tax	(8,631)	32,644	40,288	26,477	13,540
Income tax expense	2,233	12,500	15,091	9,342	5,315

Net income (loss)	(10,864)	20,144	25,197	17,135	8,225
Less: loss attributable to noncontrolling interest	121	—	—	—	—

Net income (loss) attributable to Concur	$(10,743)	$20,144	$25,197	$17,135	$8,225

Net income (loss) per share attributable to Concur common shareholders:
Basic	$(0.20)	$0.40	$0.52	$0.38	$0.22
Diluted	(0.20)	0.38	0.49	0.35	0.20
Weighted average shares used in computing net income (loss) per share:
Basic	53,464	50,141	48,652	44,607	37,443
Diluted	53,464	53,090	51,740	48,459	41,033
(1)Includes share-based compensation as follows:
Cost of operations	$3,440	$2,442	$1,829	$1,688	$1,304
Sales and marketing	19,273	9,772	5,517	3,404	1,894
Systems development and programming	5,747	2,597	1,815	1,149	883
General and administrative	7,514	4,796	3,011	2,738	1,671

Total share-based compensation	$35,974	$19,607	$12,172	$8,979	$5,752

	September 30,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$370,157	$329,098	$119,185	$267,725	$168,835
Total assets	1,155,851	1,042,797	670,356	640,970	345,482
Senior convertible notes, net	239,461	228,128	—	—	—
Deferred rent and other long-term liabilities	744	1,149	1,800	3,454	7,797
Total Concur stockholders’ equity	698,655	637,826	520,801	534,489	284,360

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Financial Statements and Supplementary Data that are included in Item 8 of this report. Also, the discussion of Critical Accounting Policies and Estimates in this section is an integral part of the analysis of our results of operations and financial condition. We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. For convenience, in this report we refer to our fiscal years as “2009,” “2010,” “2011” and “2012.”

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

Overview

We are a leading provider of integrated travel and expense management solutions for companies of all industries, sizes and geographies. Our core mission is to reduce costs for our customers and enhance the user experience for travelers, leveraging continuous innovation. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity by streamlining the expense management, travel procurement, itinerary management, and invoice management processes. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help clients effectively negotiate with vendors, create budgets, and manage compliance.

On August 1, 2009, we completed the acquisition of Etap-On-Line (“Etap Acquisition” or “Etap-On-Line”). Etap-On-Line is a leading European provider of business travel and expense management solutions, based in Paris, France. The Etap Acquisition has strengthened our operations and client base in the European market.

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

On January 24, 2011, we completed the acquisition of TripIt, Inc. (“TripIt Acquisition” or “TripIt”), a market leader in mobile trip management. The combination of Concur and TripIt delivers additional value to existing clients and travelers while helping to expand the addressable market for Concur’s services by reaching a new class of travelers previously unaddressed by traditional managed travel solutions.

On July 1, 2011, we completed the acquisition of GlobalExpense Limited (“GlobalExpense Acquisition” or “GlobalExpense”). GlobalExpense is a London-based market leader in web-based end-to-end expense management. The GlobalExpense Acquisition expands Concur’s extended services offerings.

In March 2011, we established a Japanese joint venture, Concur (Japan) Ltd., (“Concur Japan”) with SunBridge, Inc., a Japanese corporation and an individual investor, to assist us with our sales efforts in Japan. Our ownership interest in the joint venture is 75%. Because of this controlling interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record a noncontrolling interest which reflects the interest that we do not control in the venture’s results. As of September 30, 2011, the operating performance and liquidity requirements of the Japanese joint venture have not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

Our strategic focus in 2012 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in 2012 compared to 2011 due to anticipated growth in demand. We expect total sales and marketing expenses in 2012 to increase in absolute dollars compared to 2011, driven primarily by an increase in sales personnel and marketing programs globally.

We operate in and report on one segment, which is integrated travel and expense management solutions.

Revenues

Revenues. Revenues consist primarily of fees paid for subscription services. To a much lesser degree, revenues also include the amortization of set-up fees paid to us in connection with subscription services. Revenues are affected by pricing, the number of new customers, customer contract durations and our customer retention rate.

International Revenues. Revenues from customers outside the United States represented 14%, 13% and 10% of total revenues for 2011, 2010 and 2009. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets due to our Etap Acquisition, GlobalExpense Acquisition, our investment in global distribution and increased global awareness of our products. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our total revenues.

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

General and Administrative. General and administrative expenses consist of personnel costs and related expenses and allocated overhead costs, all associated with employees and contractors in accounting, finance, human resources, information technologies, legal and facilities, as well as miscellaneous costs, such as professional fees, public company regulatory compliance costs and insurance costs.

Revaluation of Contingent Consideration. Revaluation of contingent consideration consists of changes in value of our acquisition-related contingent consideration liability that is not subject to a continued employment requirement. The changes in the fair value of the contingent consideration subject to the continued employment requirement are recognized as compensation expense. We remeasure this contingent consideration each quarter, with any changes in the fair value recorded as income or expense.

Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as non-cash charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, trade name and trademarks.

Results of Operations

Fiscal years 2011 and 2010

Revenues

	Year Ended September 30,		Variance Dollars
	2011	2010
Revenues	$349,488	$292,936	$56,552

	Year Ended September 30,
	2011	%	2010	%
United States	$299,994	85.8%	$254,751	87.0%
Europe	36,260	10.4%	25,963	8.8%
Other	13,234	3.8%	12,222	4.2%

Total revenues	$349,488	100.0%	$292,936	100.0%

Revenues increased 19.3%, or $56.6 million, in 2011 compared to 2010. This increase was primarily due to the growth in the number of customers for our subscription services, as a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services.

We expect revenues to continue to grow in 2012 as a result of the growing demand for our subscription service offerings and our planned increase in spending on sales and marketing.

Cost of Operations

	Year Ended September 30,		Variance Dollars
	2011	2010
Cost of operations	$98,267	$81,737	$16,530
Percent of total revenues	28.1%	27.9%

Cost of operations expenses as a percentage of total revenues increased to 28.1% in 2011 compared to 27.9% in 2010. Cost of operations expense increased 20.2%, or $16.5 million, in 2011 compared to the same period a year ago. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $7.7 million, and an increase of $6.9 million in service related fees and initial set-up costs that we incur and then amortize in connection with our subscription services. In addition, there was an increase of $1.2 million in allocated overhead and infrastructure costs. These increases were primarily due to an increase in headcount and growth of the business.

We expect cost of operations expenses to trend down as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars as we continue to expand our capacity to deploy and support additional new customers.

Sales and Marketing

	Year Ended September 30,		Variance Dollars
	2011	2010
Sales and marketing	$141,384	$96,955	$44,429
Percent of total revenues	40.5%	33.1%

Sales and marketing expenses as a percentage of total revenues increased to 40.5% in 2011, from 33.1% in 2010. Sales and marketing expenses increased 45.8%, or $44.4 million, in 2011 compared to the same period a year ago. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $27.3 million, an increase of $8.6 million in contingent consideration associated with the TripIt Acquisition that is subject to service requirements (see Note 4 to the consolidated financials), and an increase of $5.8 million in customer acquisition costs and amortization of those costs. Additionally, advertising costs increased by $1.4 million and allocated overhead and infrastructure costs increased by $1.0 million. These increases were primarily due to additional headcount and adding new customers and increasing penetration within our existing customer base.

We expect total sales and marketing expenses in 2012 to increase in absolute dollars compared to 2011, driven primarily by an increase in sales personnel and marketing programs globally. These increases reflect a key part of our strategic focus in 2012, which is to expand our sales and marketing efforts to create greater awareness of our subscription services in our target markets and to support expected demand.

Systems Development and Programming Costs

	Year Ended September 30,		Variance Dollars
	2011	2010
Systems development and programming	$34,787	$27,236	$7,551
Percent of total revenues	10.0%	9.3%

Systems development and programming costs increased as a percentage of total revenues to 10.0% in 2011 compared to 9.3% in 2010. Systems development and programming costs increased by 27.7%, or $7.6 million, in 2011 compared to the same period a year ago. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $4.1million with an additional $0.9 million of contingent consideration in relation to the TripIt Acquisition that are subject to service requirements (see Note 4 to consolidated financials). Furthermore, allocated overhead and infrastructure costs increased by $2.3 million. These increases were primarily due to an increase in headcount in order to upgrade and extend our service offerings and develop new technologies.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $8.2 million, to $27.0 million at September 30, 2011 from $18.8 million at September 30, 2010.

We anticipate that recognized systems development and programming costs in 2012 will increase in absolute dollars compared to 2011 as we continue to focus on product innovation and enhancement.

General and Administrative

	Year Ended September 30,		Variance Dollars
	2011	2010
General and administrative	$51,467	$38,811	$12,656
Percent of total revenues	14.7%	13.2%

General and administrative expenses as a percentage of total revenues increased to 14.7% in 2011 compared to 13.2% in 2010. General and administrative expenses increased by 32.6%, or $12.7 million, in 2011 compared to the same period a year ago. The growth in absolute dollars was primarily due to an increase in $5.2 million of personnel costs and related expenses. These increases were the result of higher expenses for additional personnel to support our growth and other general and administrative costs. Additionally, we incurred increased costs of $5.6 million in professional fees mainly attributable to acquisitions, litigation and other related costs in 2011, and allocated overhead and infrastructure costs of $1.2 million.

We expect the absolute dollar amount of general and administrative expenses to increase in 2012 compared to 2011 due to increases in personnel costs related to the growth of our business.

Revaluation of Contingent Consideration

	Year Ended September 30,		Variance Dollars
	2011	2010
Revaluation of Contingent Consideration	$4,034	$—	$4,034
Percent of total revenues	1.2%	0%

Revaluation of contingent consideration consisted of a loss of $4.0 million for year ended September 30, 2011. There was no contingent consideration revaluation for the year ended September 30, 2010. On a quarterly basis, we re-measure the fair value of the contingent Top-Up Payment associated with the TripIt Acquisition and any change in contingent consideration that is not associated with any continued employment requirement is recorded as gain (loss) of the revaluation of contingent consideration in the statement of operations. The change in the assumptions applied in the valuation since the acquisition, primarily the decrease in the stock price, resulted in the change in the fair value.

Interest Income, Interest Expense, Loss From Equity Investments and Other

	Year Ended September 30,		Variance Dollars
	2011	2010
Interest income	$2,177	$2,017	$160
Interest expense	(18,527)	(9,297)	(9,230)
Loss from equity investments	(890)	—	(890)
Other, net	(809)	(1,049)	240

Total other expense	$(18,049)	$(8,329)	$(9,720)

Interest expense increased for 2011 over 2010 primarily due to the full year of interest expense associated with the Notes issued in April 2010. We record realized gains and losses on fluctuations in exchange rates in the other income (expense) section of the statement of operations. The loss from equity investments included investments in privately held companies in 2011. Under the equity method, we record our investment at cost and adjust the carrying amount of the investment to recognize our proportionate share of net income or loss, including adjustments to recognize certain differences between our carrying value and our equity in net assets, into our consolidated statements of income after the date of acquisition.

Income Tax Expense

	Year Ended September 30,		Variance Dollars
	2011	2010
Income tax expense	$2,233	$12,500	$(10,267)
Effective tax rate	(25.9)%	38.3%

The effective income tax rate for 2011 was -25.9% compared to 38.3% for 2010. The negative effective tax rate for 2011 was primarily the result of nondeductible compensation, revaluation of the contingent consideration, and nondeductible acquisition costs, partially offset by an increase in research and development tax credits, measured against a pretax loss for the year.

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

Fiscal years 2010 and 2009

Revenues

	Year Ended September 30,		Variance Dollars
	2010	2009
Revenues	$292,936	$247,596	$45,340

	Year Ended September 30,
	2010	%	2009	%
United States	$254,751	87.0%	$222,460	89.8%
Europe	25,963	8.8%	14,538	5.9%
Other	12,222	4.2%	10,598	4.3%

Total revenues	$292,936	100.0%	$247,596	100.0%

Revenues increased 18.3%, or $45.3 million, in 2010 compared to 2009. This increase reflects growth in the number of customers for our subscription services, as a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s continued and growing awareness of our integrated travel and expense management solutions, and the increasing acceptance of outsourced services which is driven in part by limited information technology capital budgets.

The increase in revenues outside of the United States was primarily the result of our Etap Acquisition in August 2009.

Cost of Operations

	Year Ended September 30,		Variance Dollars
	2010	2009
Cost of operations	$81,737	$73,310	$8,427
Percent of total revenues	27.9%	29.6%

Cost of operations expenses as a percentage of total revenues decreased to 27.9% in 2010, compared to 29.6% in 2009. Cost of operations expense increased 11.5%, or $8.4 million, in 2010, compared to the same period in 2009. The growth in absolute dollars was primarily due to an increase of $2.4 million in personnel costs and related expenses and an increase of $4.5 million in initial set-up costs that we incur in connection with our subscription services. Additionally, there were increases of $0.9 million in allocated overhead costs and an increase of $1.0 million in partner royalty fees. These increases were primarily due to an increase in headcount and growth of the business.

Sales and Marketing

	Year Ended September 30,		Variance Dollars
	2010	2009
Sales and marketing	$96,955	$73,885	$23,070
Percent of total revenues	33.1%	29.8%

Sales and marketing expenses as a percentage of total revenues increased to 33.1% in 2010, from 29.8% in 2009. Sales and marketing expenses increased 31.2%, or $23.1 million, in 2010, compared to the same period in 2009. The growth in absolute dollars was primarily due to an increase of $12 million in personnel costs (including sales commissions) and related expenses, and $7.3 million increase in allocated overhead costs. Additionally, partner fees and the amortization of initial set-up costs increased by $3.6 million over the previous year.

Systems Development and Programming Costs

	Year Ended September 30,		Variance Dollars
	2010	2009
Systems development and programming	$27,236	$24,487	$2,749
Percent of total revenues	9.3%	9.9%

Systems development and programming costs decreased as a percentage of total revenues to 9.3% in 2010, compared to 9.9% in 2009. Systems development and programming costs increased by 11.2%, or $2.7 million, in 2010 compared to 2009. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $1.4 million and an increase of $1.4 million in allocated overhead costs. These increases are primarily due to an increase in headcount.

In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with GAAP for software developed or obtained for internal use and amortize it over its useful life. Capitalized internal-use software costs, net of amortization, increased $2.3 million, to $18.8 million at September 30, 2010 from $16.5 million at September 30, 2009.

General and Administrative

	Year Ended September 30,		Variance Dollars
	2010	2009
General and administrative	$38,811	$30,300	$8,511
Percent of total revenues	13.2%	12.2%

General and administrative expenses as a percentage of total revenues increased to 13.2% in 2010, compared to 12.2% in 2009. General and administrative expenses increased by 28.1%, or $8.5 million, in 2010, compared to 2009. The increase in absolute dollars was primarily due to an increase of $9.7 million in personnel costs and related expenses. These increases were the result of higher expenses for additional personnel to support our growth and other general and administrative costs. These increases were partially offset by a $1.1 million decrease in allocated overhead costs.

Interest Income, Interest Expense and Other

	Year Ended September 30,		Variance Dollars
	2010	2009
Interest income	$2,017	$2,149	$(132)
Interest expense	(9,297)	(481)	(8,816)
Other, net	(1,049)	(598)	(451)

Total other income (expense), net	$(8,329)	$1,070	$(9,399)

Interest expense increased during 2010, compared to 2009 due to the interest expense associated with our 2010 issuance of the Notes. We record realized gains and losses on fluctuations in exchange rates in the other income (expense) section of the statement of operations.

Income Tax Expense

	Year Ended September 30,		Variance Dollars
	2010	2009
Income tax expense	$12,500	$15,091	$(2,591)
Effective tax rate	38.3%	37.5%

The effective income tax rate for 2010 was 38.3% compared to 37.5% for 2009. This rate increase is primarily due to a lack of benefit of the federal credit for increasing research activities and the valuation allowance release in 2009.

Financial Position, Liquidity and Capital Resources

Our available sources of liquidity as of September 30, 2011, consisted principally of cash, cash equivalents and short-term investments totaling $555.5 million.

Our cash flows are as follows:

	Year Ended September 30,			$ Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Cash provided by (used in):
Operating activities	$76,963	$80,253	$65,972	$(3,290)	$14,281
Investing activities	(27,464)	(170,042)	(157,922)	142,578	(12,120)
Financing activities	(8,515)	299,553	(55,237)	(308,068)	354,790

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of payment of compensation to employees, payments to vendors directly related to our services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription services offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. Net cash provided by operating activities decreased by $3.3 million during 2011 compared to 2010, primarily due to deal-related costs for acquisitions and strategic investments, a full year of payments for interest due on Notes, as well as a slight increase in operating income after adjusting for the impacts of non-cash expenses such as stock based compensation. Net cash provided by operating activities increased by $14.3 million during 2010 compared to 2009, primarily due to growth in operating income after adjusting for the impacts of non-cash expenses such as stock based compensation.

Cash used in investing activities corresponds with purchases, sales, and maturities of investments, cash outlays for acquisitions, strategic investments, purchases of property and equipment, including leasehold improvements, internal-use software and changes in customer funding liabilities, net of the change in restricted cash. In 2011, our cash used in investing activities represented a change of $142.6 million in cash flows primarily due to cash inflow from net maturities of short-term investments of $115.9 million in 2011 compared to $157.4 million of cash outflow in 2010. Offsetting this was our acquisition activity for the year. In 2011 we acquired two privately held companies (TripIt and GlobalExpense) for approximately $42.4 million and invested approximately $46.3 million in other privately-held companies, which are accounted for as cost or equity method investments. In addition, we had a decrease in customer funding liabilities, net of changes in restricted cash which resulted in a cash outflow of $26.8 million for 2011 as compared to the $11.6 million cash inflow in 2010.

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

Cash used by financing activities in 2011 included $11.9 million in minimum tax withholdings on restricted stock awards, compared to $4.2 million in 2010, and was partially offset by, among other things, $3.9 million of proceeds from the exercise of employee stock options and employee stock purchase plan. Additionally, there were cash outflows of $1.6 million related to outstanding common stock repurchases under the Repurchase Program. Our Board of Directors previously authorized a stock Repurchase Program that allowed us to repurchase up to 9.0 million shares of our common stock through January 2013. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices, and repurchased shares will be retired. As of September 30, 2011, 4.1 million shares remained eligible for repurchase under the Repurchase Program. Cash provided by financing activities in 2010 included $4.2 million in minimum tax withholdings on restricted stock awards, compared to $1.2 million in 2009. Additionally, there were cash inflow of $245.1 million related to our issuance of the Notes, Note Hedges and Warrant transactions. The Notes will mature on April 15, 2015, unless converted earlier. All amounts in connection with the Notes, Note Hedges and Warrants were settled in cash in April 2010. As of September 30, 2011, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. We issued these Notes for general corporate purposes, including potential acquisitions and strategic transactions. For further information, see Note 9 of the notes to consolidated financial statements. In addition, cash provided by financing activities in 2010 included $49.7 million in net proceeds from the exercise of warrants issued to American Express in 2008. We did not have any stock repurchases during the year ended September 30, 2010.

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

The following table summarizes our outstanding contractual obligations as of September 30, 2011:

Years ending September 30,	Senior Convertible Notes, including interest	Operating Leases	Purchase Obligations
2012	$7,188	$4,512	$2,151
2013	7,188	3,598	851
2014	7,188	2,148	533
2015	291,393	1,662	105
2016	—	1,159	—
2017 and thereafter	—	57	—

Total	$312,957	$13,136	$3,640

As of September 30, 2011, we have $4.9 million of gross unrecognized tax benefits recorded on our consolidated balance sheet. These obligations have been excluded from the table above. We are unable to make a reasonable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax settlements.

Senior Convertible Notes

As of September 30, 2011, holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 9 of the notes to consolidated financial statements.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. We do not include amounts for certain operating expenses under these leases such as common area maintenance. We also lease office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, Texas and Virginia, and internationally in Australia, China (Hong Kong), Czech Republic, France, Germany, India, Italy, Mexico, Netherlands, Philippines, Singapore and the United Kingdom.

Purchase Obligations

We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding. Future obligations are based on contracted commitments.

Acquisition related contingent consideration

As part of the TripIt Acquisition, we agreed to pay additional cash consideration, if any, to the former shareholders of TripIt on the 30 month anniversary of the closing or at such earlier time as Top-Up Payment Date. Please see Note 4 of the notes to the consolidated financial statements for a full description of the acquisition related contingent consideration.

As part of the GlobalExpense Acquisition, we agreed to pay additional cash consideration, if any, to the former shareholders of GlobalExpense on September 30, 2012. Please see Note 4 of the notes to the consolidated financial statements for a full description of the acquisition related contingent consideration.

As part of the Etap Acquisition, we agreed to pay additional cash consideration, if any, to the former shareholders of Etap on August 1, 2012. Please see Note 4 of the notes to the consolidated financial statements for a full description of the acquisition related contingent consideration.

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

The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those we deem most important to the portrayal of our financial condition and results of operations, including those that require the most difficult, subjective or complex judgments. Our critical accounting policies include revenue recognition, income taxes, business combinations, contingent consideration and allowances for accounts receivable.

Revenue Recognition

We generate our revenues from the delivery of subscription services and, to a much lesser degree, consulting services. We recognize revenues in accordance with accounting standards for software and service companies.

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

Revenues

Our revenues are typically recognized monthly as the service is provided to the customer and consist of:

•	fees paid for subscription services; and

•	amortization of related set-up fees.

Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred until the customer begins service and is recognized ratably over the expected lives of the customer relationships, which generally range from three to five years. In addition to set-up fees, our deferred revenue balances include subscription fees paid in advance of their recognition and software maintenance fees related to our legacy license offerings.

Consulting services consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. In determining whether the consulting services can be accounted for separately from subscription revenue, we primarily considers the timing of when the consulting contract was signed in comparison to the subscription service start date. Consulting services that are sold with the subscription service are recognized ratably over the expected lives of the customer relationships. Consulting services that are sold after the initial contract are typically fixed fee contracts and are recognized as revenue upon delivery. We also sell consulting services under milestone or fixed-fee contracts and, in such cases, recognize consulting revenues as milestones or services are completed.

Revenues are adjusted for estimated sales allowances, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

Portions of our revenues are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts paid to our reseller partners are recognized as sales and marketing expense. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and cost of operations.

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

Contingent Consideration

We estimated the fair value of the acquisition-related contingent consideration using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of contingent consideration is remeasured each reporting period, with any changes in the value recorded as income or expense.

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

Interest Rate Risk. We had cash, cash equivalents and short-term investments totaling $555.5 million as of September 30, 2011. Short-term investments were invested primarily in highly liquid investment vehicles including money market accounts that bear interest at variable overnight or short term rates. The cash, cash equivalents and short-term investments are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in market interest rates of 100 basis points at September 30, 2011, could result in a $0.5 million reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Market Risk and Market Interest Risk. In March 2010, we issued at par value $250 million principal amount of our 2.50% senior convertible notes due in 2015 (“Initial Notes”). In addition, the underwriters were granted an over-allotment option to purchase an additional $37.5 million principal amount of 2.50% senior convertible notes due in 2015, which brings the total amount issued under such notes and the Initial Notes to $287.5 million (collectively, “Notes”). Holders may convert their Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amount of the Notes. Amounts in excess of the principal amount, if any, will be paid in stock. Concurrent with the issuance of the Notes, we entered into separate note hedges transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.

Our Notes have fixed annual interest rates at 2.50% and therefore, interest expense from these Notes is not subject to fluctuation based on changes in market interest rates. However, the fair value of the Notes will fluctuate based on changes in market interest rates. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $239.5 million as of September 30, 2011. This represents the liability component of the $287.5 million principal balance as of September 30, 2011. The total estimated fair value of our Notes at September 30, 2011 was $291.3 million and the fair value was determined based on the average trading price per $100 of the Notes as of the last day of trading for the fourth quarter of fiscal 2011, which was $101.31. For further information, see Note 9 of the notes to consolidated financial statements.

Foreign Currency Risk. We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, particularly in the Euro, Canadian Dollar, British Pound Sterling, Australian Dollar, Czech Koruna and Japanese Yen. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. We may seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward contracts. Any gain or loss from settling these contracts would offset by the loss or gain derived from the underlying balance sheet exposures. Additionally, by policy, we do not enter into any hedging contracts for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Concur Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Concur Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Concur Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concur Technologies, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Concur Technologies, Inc and subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 17, 2011, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Seattle, Washington

November 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Concur Technologies, Inc.

We have audited Concur Technologies, Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Concur Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedule as of September 30, 2011 and 2010, and for each of the three years in the period ended September 30, 2011, and our report dated November 17, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington

November 17, 2011

Concur Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended September 30,
	2011	2010	2009
Revenues	$349,488	$292,936	$247,596

Expenses:
Cost of operations	98,267	81,737	73,310
Sales and marketing	141,384	96,955	73,885
Systems development and programming	34,787	27,236	24,487
General and administrative	51,467	38,811	30,300
Revaluation of contingent consideration	4,034	—	—
Amortization of intangible assets	10,131	7,224	6,396

Total expenses	340,070	251,963	208,378

Operating income	9,418	40,973	39,218

Other income (expense):
Interest income	2,177	2,017	2,149
Interest expense	(18,527)	(9,297)	(481)
Loss from equity investments	(890)	—	—
Other, net	(809)	(1,049)	(598)

Total other income (expense)	(18,049)	(8,329)	1,070

Income (loss) before income tax	(8,631)	32,644	40,288

Income tax expense	2,233	12,500	15,091

Consolidated net income (loss)	$(10,864)	$20,144	$25,197
Less: Loss attributable to noncontrolling interest	121	—	—
Net income (loss) attributable to Concur	$(10,743)	$20,144	$25,197

Net income (loss) per share attributable to Concur Common shareholders:
Basic	$(0.20)	$0.40	$0.52
Diluted	(0.20)	0.38	0.49

Weighted average shares used in computing net income (loss) per share:
Basic	53,464	50,141	48,652
Diluted	53,464	53,090	51,740

See notes to Consolidated Financial Statements.

Concur Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$370,157	$329,098
Short-term investments	185,392	301,597
Restricted cash	852	2,535
Accounts receivable, net of allowance of $1,307 and $2,374	66,963	52,340
Deferred tax assets	9,831	18,810
Deferred costs and other assets	32,865	26,640

Total current assets	666,060	731,020
Non-current assets:
Property and equipment, net	45,975	36,229
Investments	51,426	6,045
Deferred costs and other assets	35,049	25,441
Intangible assets, net	55,179	36,398
Deferred tax assets	22,970	12,675
Goodwill	279,192	194,989

Total assets	$1,155,851	$1,042,797

Liabilities and equity
Current liabilities:
Accounts payable	$8,906	$5,413
Customer funding liabilities	38,563	66,985
Accrued compensation	25,706	19,984
Acquisition-related liabilities	3,968	—
Other accrued expenses and liabilities	23,546	15,350
Deferred revenues	55,888	44,358

Total current liabilities	156,577	152,090
Non-current liabilities:
Senior convertible notes, net	239,461	228,128
Deferred rent and other long-term liabilities	744	1,149
Deferred revenues	16,381	15,453
Acquisition-related contingent consideration	33,490	—
Tax liabilities	9,367	8,151

Total liabilities	456,020	404,971

Equity:
Concur stockholders’ equity:
Convertible preferred stock, par value $0.001 per share	—	—
Authorized shares: 5,000; No shares issued or outstanding
Common stock, $0.001 par value per share	54	52
Authorized shares: 195,000
Shares issued and outstanding: 54,065 and 52,379
Additional paid-in capital	811,888	739,781
Accumulated deficit	(110,279)	(99,536)
Accumulated other comprehensive loss	(3,008)	(2,471)

Total Concur stockholders’ equity	698,655	637,826
Noncontrolling interest	1,176	—
Total equity	699,831	637,826

Total liabilities and equity	$1,155,851	$1,042,797

See notes to Consolidated Financial Statements.

Concur Technologies, Inc.

Consolidated Equity Statement

(In thousands)

	Concur Stockholders’ Equity						Noncontrolling Interest	Total Equity
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Concur Stockholders’ Equity Total
	Common Stock
	Shares	Amount
Balance as of September 30, 2008	50,286	$50	$679,526	$(144,877)	$(210)	$534,489	$—	$534,489
Common stock repurchased	(2,025)	(2)	(54,771)	—	—	(54,773)	—	(54,773)
Common stock issued:
Employee Stock Purchase Plan	44	—	1,176	—	—	1,176	—	1,176
Stock option exercises and vesting of restricted stock units	559	1	2,297	—	—	2,298	—	2,298
Acquisition of Etap-On-Line	124	—	4,318	—	—	4,318	—	4,318
Equity Issuance costs	—	—	(2,842)	—	—	(2,842)	—	(2,842)
Share-based compensation	—	—	12,436	—	—	12,436	—	12,436
RSU tax withholding	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Foreign currency translation adjustment loss	—	—	—	—	(278)	(278)	—	(278)
Unrealized gain on investments	—	—	—	—	9	9	—	9
Net Income attributable to Concur	—	—	—	25,197	—	25,197	—	25,197

Balance as of September 30, 2009	48,988	49	640,911	(119,680)	(479)	520,801	—	520,801
Common stock issued:
Employee Stock Purchase Plan	36	—	1,401	—	—	1,401	—	1,401
Stock option exercises and vesting of restricted stock units	2,075	2	8,590	—	—	8,592	—	8,592
Equity issued to American Express, net of issue costs	1,280	1	49,716	—	—	49,717	—	49,717
Share-based compensation	—	—	20,063	—	—	20,063	—	20,063
RSU tax withholding	—	—	(4,232)	—	—	(4,232)	—	(4,232)
Excess tax benefits from share-based compensation	—	—	283	—	—	283	—	283
Equity component of the senior convertible notes issuance, net	—	—	56,327	—	—	56,327	—	56,327
Purchase of note hedges	—	—	(60,145)	—	—	(60,145)	—	(60,145)
Sale of warrants	—	—	26,076	—	—	26,076	—	26,076
Net tax effect related to the senior convertible notes	—	—	791	—	—	791	—	791
Foreign currency translation adjustment loss	—	—	—	—	(1,971)	(1,971)	—	(1,971)
Unrealized loss on investments	—	—	—	—	(21)	(21)	—	(21)
Net Income attributable to Concur	—	—	—	20,144	—	20,144	—	20,144

Balance as of September 30, 2010	52,379	52	739,781	(99,536)	(2,471)	637,826	—	637,826
Common stock repurchased	(48)		(1,753)	—	—	(1,753)	—	(1,753)
Common stock issued:
Employee Stock Purchase Plan	38	1	1,870	—	—	1,871	—	1,871
Stock option exercises and vesting of restricted stock units	882	1	1,981	—	—	1,982	—	1,982
Acquisition of TripIt	814	—	44,759	—	—	44,759	—	44,759
Share-based compensation	—	—	36,967	—	—	36,967	—	36,967
RSU tax withholding	—	—	(11,936)	—	—	(11,936)	—	(11,936)
Excess tax benefits from share-based compensation	—	—	234	—	—	234	—	234
Equity issuance costs	—	—	(15)	—	—	(15)	—	(15)
Investment in consolidated joint venture by noncontrolling interest	—	—	—	—	—	—	1,225	1,225
Foreign currency translation adjustment loss	—	—	—	—	(536)	(536)	72	(464)
Unrealized loss on investments	—	—	—	—	(1)	(1)	—	(1)
Net Loss attributable to Concur	—	—	—	(10,743)	—	(10,743)	—	(10,743)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(121)	(121)

Balance as of September 30, 2011	54,065	$54	$811,888	$(110,279)	$(3,008)	$698,655	$1,176	$699,831

See notes to Consolidated Financial Statements.

Concur Technologies, Inc.

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended September 30,
	2011	2010	2009
Operating activities:
Consolidated net income (loss)	$(10,864)	$20,144	$25,197
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	10,131	7,224	6,396
Depreciation and amortization of property and equipment	19,499	16,818	16,348
Accretion of discount and issuance costs on notes	11,333	5,233	—
Net recovery of sales allowances	(1,067)	(1,309)	(1,862)
Share-based compensation	35,974	19,607	12,172
Loss on revaluation of contingent consideration	4,034	—	—
Deferred income taxes	1,253	11,502	13,939
Excess tax benefits from share-based compensation	(234)	(283)	—
Loss from equity method investments	890	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,343)	(4,804)	403
Deferred costs and other assets	(14,819)	(10,085)	(7,854)
Accounts payable	2,986	1,849	(1,021)
Accrued liabilities	17,567	3,462	(2,375)
Deferred revenues	11,623	10,895	4,629

Net cash provided by operating activities	76,963	80,253	65,972

Investing activities:
Purchases of investments	(425,449)	(438,924)	(167,414)
Maturities of investments	541,388	281,513	24,000
Increase (decrease) in customer funding liabilities, net of changes in restricted cash	(26,776)	11,588	33,383
Investment in unconsolidated affiliates	(46,271)	(2,000)	(4,045)
Capital expenditures	(27,932)	(18,596)	(17,251)
Payments for acquisitions, net of cash acquired	(42,424)	(3,623)	(26,595)

Net cash used in investing activities	(27,464)	(170,042)	(157,922)

Financing activities:
Equity issuance costs	(15)	—	—
Proceeds from borrowings on senior convertible notes	—	245,153	—
Proceeds from warrant, net	—	49,716	—
Investments in consolidated joint venture by noncontrolling interest	1,152	—	—
Payments for issuance of common stock, net	—	—	(2,829)
Net proceeds from share-based equity award activity	1,980	8,361	3,785
Proceeds from employee stock purchase plan activity	1,870	1,401	1,175
Payments on repurchase of common stock	(1,601)	—	(54,773)
Minimum tax withholding on restricted stock awards	(11,936)	(4,232)	(1,229)
Excess tax benefits from share-based compensation	234	283	—
Repayments on capital leases	(199)	(1,129)	(1,366)

Net cash (used in) provided by financing activities	(8,515)	299,553	(55,237)

Effect of foreign currency exchange rate changes on cash and cash equivalents	75	149	(1,353)

Net increase (decrease) in cash and cash equivalents	41,059	209,913	(148,540)
Cash and cash equivalents at beginning of period	329,098	119,185	267,725

Cash and cash equivalents at end of period	$370,157	$329,098	$119,185

Supplemental cash flow information:
Cash paid for interest	$7,367	$106	$139
Income tax (receipts) payments, net	(833)	1,832	963
Common stock issued in connection with acquisition	44,759	—	4,318

See notes to Financial Statements.

Concur Technologies, Inc.

Notes to Consolidated Financial Statements

(in thousands, unless otherwise noted)

Note 1. Description of the Company

We are a leading global provider of integrated travel and expense management solutions for companies of all industries and sizes worldwide. Our core mission is to continuously innovate to reduce the costs for our customers and enhance the user experience for travelers. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity by streamlining the expense management, travel procurement, itinerary management, and invoice management processes. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help clients effectively negotiate with vendors, create budgets, and manage compliance. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large.

Concur, the Concur logo, Concur Connect, Smart Expense, TripIt, and Global Expense, as well as a number of other names and brands that are not referenced in these financial statements, are trademarks or registered trademarks of Concur or its affiliates. Other parties’ marks are the property of their respective owners and should be treated as such.

Throughout these financial statements Concur Technologies, Inc. is referred to as “Concur,” the “Company,” “we,” “us” and “our.”

Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Segment Information

The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, we have determined that the company operates in and reports on one segment, integrated travel and expense management.

Principles of Consolidation

These financial statements include the accounts of Concur and its wholly-owned subsidiaries on a consolidated basis. All intercompany accounts and transactions were eliminated in consolidation. In addition, we established a Japanese joint venture and hold a controlling interest (75 percent voting interest) in Concur (Japan) Ltd., (“Concur Japan”). We have consolidated the accounts of Concur Japan with the accounts of Concur, and we have recorded the noncontrolling interest for the minority investors’ interests in the equity and operations of Concur Japan.

We recorded a noncontrolling interest in the consolidated statements of operations for the noncontrolling investors’ interests in the operations of Concur Japan. Noncontrolling interest of $1,176 as of September 30, 2011 is reflected in stockholders’ equity.

We report our financial statements on a fiscal year basis that starts on October 1 and ends on September 30. Throughout these financial statements, we refer to our fiscal years ending September 30, 2009 to 2011, as “2009,” “2010” and “2011.”

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

Revenue Recognition

We generate our revenues from the delivery of subscription services and, to a much lesser degree, consulting services. We recognize revenues in accordance with accounting standards for software and service companies.

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

Revenues

Our revenues are typically recognized monthly as the service is provided to the customer and primarily consist of:

•	fees paid for subscription services; and

•	amortization of related set-up fees.

Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred until the customer begins service and are recognized ratably over the expected lives of the customer relationships, which generally range from three to five years. In addition to set-up fees, our deferred revenue balances include subscription fees paid in advance of their recognition and software maintenance fees related to our legacy license offerings.

Consulting services consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. In determining whether the consulting services can be accounted for separately from subscription revenue, we primarily consider the timing of when the consulting contract was signed in comparison to the subscription service start date. Consulting services that are sold with the subscription service are recognized ratably over the expected lives of the customer relationships. Consulting services that are sold after the initial contract are typically fixed fee contracts and are recognized as revenue upon delivery. We also sell consulting services under milestone or fixed-fee contracts and, in such cases, recognize consulting revenues as milestones or services are completed.

Revenues are adjusted for estimated sales allowances, which are based on our historical experience, including a review of our experience related to price adjustments and sales credits issued.

Portions of our revenues are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts paid to our reseller partners are recognized as sales and marketing expense. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and cost of operations.

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

Contingent Consideration

We estimated the fair value of the acquisition-related contingent consideration using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of contingent consideration is remeasured each reporting period, with any changes in the value recorded as income or expense.

Accounts Receivable Allowances

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

Investments

Our investment portfolio primarily includes strategic investments in privately-held companies. We account for our strategic investments under either the cost or equity method.

Our investments are accounted for under the equity method when we have the ability to exercise significant influence, but not control, over the investee. We record equity method adjustments in gains (losses) on equity method investments, net, and may do so with up to a one-quarter lag. Equity method adjustments may include: our proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, adjustments to recognize certain differences between our carrying value and our equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method. Otherwise we account for the investment using the cost method of accounting.

All of our strategic investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. Future adverse changes in market conditions or poor operating results of an investee could result in losses or an inability to recover the carrying value of our investment. When assessing our investments for other-than-temporary declines in value, we will consider many factors, including but not limited to the following: the performance of the investee in relation to its own operating targets and its business plan; the investee’s revenue and cost trends; the investee’s liquidity and cash position; and market acceptance of the investee’s products and services. From time to time, we may consider third-party valuations. In the event an investment experiences other-than-temporary declines in value, we will record an impairment loss in “Other income (expense)” in our statement of operations. There were no impairments related to investments during the years ended 2011 and 2010.

Intangible Assets

Intangible assets primarily consist of acquisition-related technology, customer relationships, trade names and trademarks. Our intangible assets are subject to amortization using the straight-line method over their estimated period of benefit, ranging from 2 to 12 years. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There were no impairment charges related to intangible assets during the years ended September 30, 2011 and 2010.

Goodwill

Goodwill is tested for impairment at the reporting unit level on an annual basis in the second quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. We did not record any charges related to goodwill impairment during the years ended September 30, 2011 and 2010.

Share-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award. Some of our stock-based awards are subject to performance-based vesting as well as time-based vesting. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was multiple awards. The requisite service period is generally four years. The compensation cost is recognized net of estimated forfeiture activity.

Advertising and Marketing Costs

Advertising costs are expensed as incurred or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. Advertising costs for 2011, 2010, and 2009, were $9,143, $8,521, and $3,321.

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

Concentrations of Credit Risk

Financial instruments that potentially subject Concur to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. These instruments are generally unsecured and uninsured. We maintain the majority of our cash balances with a few financial institutions. Accounts receivable are typically unsecured and are from revenues earned from customers across different geographic areas, primarily located in the United States, and operating in a wide variety of industries. No customer represented greater than 10% of outstanding accounts receivable at either September 30, 2011 or 2010. No single customer accounted for more than 10% of our total revenues during 2011, 2010 or 2009. We typically do not require collateral or other security to support credit sales but provide allowances for sales and doubtful accounts based on historical experience and specific identification.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. Foreign currency transaction gains and losses are included in net loss. All assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the respective exchange rates in effect on the consolidated balance sheet dates.

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

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805) — Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance will become effective for us with the reporting period beginning October 1, 2011, and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. Other than requiring disclosures for prospective business combinations, the adoption of this guidance will not have an impact on our consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning October 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial

Reporting Standards (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance will become effective for us with the reporting period beginning October 1, 2012 and should be applied prospectively. We are currently evaluating the impact of adopting ASU 2011-04 on our consolidated financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us with the reporting period beginning October 1, 2011 and will have presentation changes only.

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We plan to early adopt this guidance for our fiscal year 2012 annual impairment test. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Note 3. Net Income (Loss) Per Share

We calculate basic net income (loss) per share by dividing net income (loss) attributable to Concur for the period by the weighted-average number of shares of common stock outstanding during the period. We calculate diluted net income (loss) per share by dividing net income (loss) attributable to Concur for the period by the weighted-average number of shares of common stock outstanding during the period, plus any dilutive effect from share-based equity awards, senior convertible notes and warrants during the period, under the treasury stock method. The computation of basic and diluted net income (loss) per share is as follows:

	Year ended September 30,
	2011	2010	2009
Net (loss) income attributable to Concur	$(10,743)	$20,144	$25,197
Weighted average number of shares outstanding:
Basic	53,464	50,141	48,652
Dilutive effect of share-based equity award plans (1)	—	2,949	3,088

Diluted	53,464	53,090	51,740

Net (loss) income per share available to common stockholders:
Basic	$(0.20)	$0.40	$0.52
Diluted	(0.20)	0.38	0.49

(1)	The 2011 weighted average number of diluted shares outstanding does not include the dilutive effect of share-based equity award plans of 2,018 because the effect would have been anti-dilutive.

We excluded the following shares from the calculations of diluted earnings per share because their inclusion would have an anti-dilutive impact. The conversion or exercise of the potential common shares are excluded when, for example, their exercise prices, unrecognized compensation and tax benefits exceed the average market price of the Company’s common stock for the period. The potential common shares will be included in the future when the inclusion has a dilutive impact on the Company’s earnings per share.

	Year ended September 30,
	2011	2010	2009
Warrant issued American Express Travel Related Services Company	—	—	1,280

Incremental common shares convertible from Senior convertible notes	5,396	2,721	—

Warrant issued as part of senior convertible notes	5,500	5,500	—

Note 4. Business Combinations

Acquisition of GlobalExpense

On July 1, 2011, we completed the acquisition of GlobalExpense Limited (“GlobalExpense”) for total cash consideration of $19.2 million. As of September 30, 2011, we have paid $19.1 million in cash. In addition, the Company will potentially make additional payments (“GE contingent consideration”) totaling up to £2 million in cash, based on the achievement of certain revenue targets related to GlobalExpense’s service through September 30, 2012. The estimated fair value using a discounted cash flow model of the contingent consideration at July 1, 2011 was $2.6 million and is included in the total purchase price. The Company has recorded and will record the fair value of the contingent consideration each reporting period based on GlobalExpense’s achievement of revenue targets as it relates to the contingent consideration. The change in fair value of contingent consideration is recorded in the statement of operations.

GlobalExpense is a provider of web-based expense management in the United Kingdom. The acquisition of GlobalExpense will help to serve the travel and expense management market in Europe. The acquisition also expands and enhances Concur’s extended services offerings by leveraging GlobalExpense’s strengths in receipt validation, VAT and income tax compliance, and knowledge of tax legislation in the United Kingdom.

The total preliminary purchase price and the fair value of the contingent consideration was allocated to the net tangible and intangible assets based on their fair values as of the acquisition date as set forth below.

Current assets	$2,597
Property, plant and equipment	329
Current liabilities	(2,817)
Intangible assets	9,530
Deferred tax asset, net of deferred tax liability	171
Goodwill	12,000

Total purchase price	$21,810

The following table presents the details of the intangible assets we acquired in connection with the GlobalExpense acquisition:

	Fair value	Useful Life
Software technology	$3,080	2 years
User base	6,300	9 years
Trademark and trade name	150	2 years

Total intangible assets subject to amortization	$9,530

The initial purchase price allocation is preliminary as of September 30, 2011, pending finalization of valuation reports and the deferred tax calculations. Changes to amounts recorded as assets or liabilities, may result in a corresponding adjustment to goodwill. The goodwill recorded in connection with our business combinations are primarily related to the synergies to be achieved that are unique to our business. The goodwill balance is not deductible for tax purposes.

We expensed transaction costs associated with GlobalExpense as incurred. Transaction costs were $906 for 2011, and are included in general and administrative expenses in our statement of operations.

Acquisition of TripIt

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

The total purchase price for the TripIt acquisition was comprised of the following:

Net obligations assumed	$(1,853)
Intangible assets	19,604
Deferred tax liability, net of deferred tax asset	(147)
Goodwill	69,205

Total purchase price	$86,809

The following table presents the details of the intangible assets we acquired in connection with the TripIt acquisition:

	Fair value	Useful Life
Software technology	$8,980	5 years
User base	8,524	5 years
Trademark and trade name	2,100	10 years

Total intangible assets subject to amortization	$19,604

The goodwill recorded in connection with our business combinations are primarily related to the synergies to be achieved that are unique to our business. The goodwill balance is not deductible for tax purposes.

We expensed transaction costs associated with TripIt as incurred. Transaction costs were $1.9 million for 2011, and are included in our general and administrative expenses in our statement of operations.

Top-Up Payment

As part of the TripIt acquisition, we agreed to pay additional cash consideration of up to $38.3 million to the former shareholders of TripIt on the 30 month anniversary of the closing or at such earlier time as specified in the Agreement (the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the consideration issued at the closing (the “Market Value”) is less than approximately $82.1 million or $100.9 per share (the “Guaranteed Value”), subject to adjustments, we will make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”), subject to certain limited exceptions. Such right to receive the Top-Up Payment will terminate in the event the value of the shares paid at closing increases by approximately $38.3 million to $100.90 per share at any time prior to the Top-Up Payment Date. If shares were sold or transferred before the Top-Up Payment Date, such holders will not be eligible to receive a Top-Up Payment. In addition, certain former shareholders that became employees of Concur will not be eligible to receive a Top-Up Payment if these employees terminate employment with Concur prior to the required service period. As of September 30, 2011, the potential undiscounted amount of the payment that we could be required to make on the Top-Up Payment Date is between $0 and approximately $38.3 million.

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

As of September 30, 2011, the total fair value of the acquisition-related contingent consideration associated with TripIt was $35.4 million, of which $30.9 million is recorded as a liability. The remaining $4.5 million is compensation related and will be recorded during the requisite service period.

As of September 30, 2011, the acquisition-related contingent consideration liability of $30.9 million included a $9.5 million Top-Up Payment related to certain individuals whose Top-Up Payment is subject to a continued employment requirement. The acquisition-related contingent consideration also included $21.4 million related to the portion of the Top-Up Payment due to other former shareholders of TripIt. Changes in the Top-Up Payment liability since the acquisition date were recorded in the statement of operations. On a quarterly basis, we will continue to re-measure the fair value of the contingent Top-Up Payment and any changes in contingent consideration will be recorded in the statement of operations.

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

Subject to the terms of the Purchase Agreement, we purchased all outstanding equity securities of Etap-On-Line for an aggregate consideration of up to €28 million in cash and shares of Concur common stock (in aggregate totaling approximately $40 million). As of September 30, 2011, we have paid $33.2 million in cash and $4.3 million worth of shares of our common stock. The remaining purchase price is subject to specified earn out provisions and other adjustments to be determined over a three year period ending August 1, 2012. As of September 30, 2011, the fair value of the earn-out contingent consideration associated with the Etap Acquisition was $4.0 million and is recorded as acquisition related liabilities.

Pro forma results of operations have not been presented because the effect of the acquisitions individually or in the aggregate were not significant.

Note 5. Property and Equipment

Our property and equipment as of September 30, 2011 and 2010 consisted of the following:

	September 30,
	2011	2010
Land and building	$5,972	$5,842
Computer hardware	23,565	17,672
Computer software	59,039	47,245
Furniture and equipment	1,592	1,210
Leasehold improvements	5,935	5,586

Property and equipment, gross	96,103	77,555
Less: accumulated depreciation	(50,128)	(41,326)

Property and equipment, net	$45,975	$36,229

Depreciation of property and equipment was $19.5 million, $16.8 million, and $16.3 million for 2011, 2010 and 2009, respectively.

Note 6. Investments

Strategic Investments in Private Companies

As of September 30, 2011, our strategic investments primarily included the following:

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

Our equity interest in 7% of ClearTrip’s common stock and certain classes of preferred stock is accounted for under the equity method because our total ownership interest exceeds 20% and we have the ability to exert significant influence. Our investment represents our original investment and our proportionate share of ClearTrip’s net income or loss, adjusted for any difference between our cost and the underlying equity in their net assets as of the date of our investment. The difference between our cost and the underlying equity in net assets of ClearTrip totaling $12.6 million was identified as intangible assets (which will be amortized over their estimated useful lives of 5-10 years) and goodwill.

Yapta

In 2011, we invested $5.3 million in privately held Yapta, Inc. (“Yapta”), a leading provider of fare tracking services, for a 37% equity interest. Our investment consists of preferred stock which meets the characteristics of in-substance common stock.

Our investment in Yapta is accounted for under the equity method because our ownership interest exceeds 20% and we have the ability to exert significant influence. Our investment represents our original investment and our proportionate share of Yapta’s net income or loss, adjusted for any difference between our cost and the underlying equity in their net assets as of the date of our investment. The difference between our cost and the underlying equity in net assets of Yapta totaling $4.0 million was identified as intangible assets (which will be amortized over their estimated useful lives of 5-10 years) and goodwill.

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

Total cost method investments were $33.9 million and $6.0 million, as of September 30, 2011 and 2010, respectively. Total equity method investments were $17.5 million as of September 30, 2011. There were no equity investments as of September 30, 2010. We assess these investments for impairment as circumstances dictate. There has been no impairment loss on strategic investments for the years ended September 30, 2011, 2010 or 2009.

Other Investments

We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and money market funds. For further information, see Note 13 of the notes to consolidated financial statements.

Note 7. Intangible Assets and Goodwill

The following table presents the components of our intangible assets as of September 30, 2011 and 2010:

Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of September 30, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of September 30, 2010
Trade name and trademarks	$2,926	$(457)	$2,469	$681	$(159)	$522
Technology	24,848	(13,117)	11,731	11,754	(8,566)	3,188
Customer relationships	57,995	(17,016)	40,979	44,465	(11,777)	32,688

Total	$85,769	$(30,590)	$55,179	$56,900	$(20,502)	$36,398

The related amortization expense reflected in our statement of operations for 2011, 2010 and 2009, were $10.1 million, $7.2 million, and $6.4 million.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Years Ending September 30,	Amortization of Intangible Assets
2012	$10,802
2013	9,913
2014	8,455
2015	8,225
2016	5,871
Thereafter	11,913

Total	$55,179

The following table presents the activity we recorded in our goodwill balance:

Balance as of September 30, 2009	$193,116
Addition — Etap	2,814
Other adjustments (2)	(941)

Balance as of September 30, 2010	$194,989
Addition — TripIt	69,205
Addition — Etap earn-out (1)	3,968
Addition — GlobalExpense	12,000
Other adjustments (2)	(970)

Balance as of September 30, 2011	$279,192

(1)	On August 1, 2009, we completed the acquisition of Etap-On-Line (“Etap Acquisition”). The purchase price is subject to specified earn out provisions to be determined over a three year period ending August 1, 2012. We recorded a $4.0 million earn out as additional goodwill for 2011. We consider the earn-out amounts as additional contingent consideration and will record them in goodwill as incurred.
(2)	Other adjustments represent primarily the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. These goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments are included in other comprehensive income (loss).

Note 8. Customer Funding Liabilities

We draw funds from and make payments on behalf of our customers for employee expense reimbursements and related corporate credit card payments. We hold these funds in cash and record our obligation to make these expense reimbursements and payments on behalf of our customers as Customer Funding Liabilities.

Note 9. Debt

Senior Convertible Notes

In March 2010, we issued at par value $287.5 million principal amount of our 2.50% senior convertible notes due April 15, 2015 (“Notes”). All amounts from the issuance of the Notes were settled in April 15, 2010.

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

In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $4.8 million and $6 million as of September 30, 2011 and 2010. Equity issuance costs for the Notes were $1.7 million. Additionally, in 2010 we recorded a deferred tax asset of $0.8 million in connection with the Notes.

The following table shows the amounts recorded within our financials for the Notes:

	As of September 30, 2011	As of September 30, 2010
Liability components:
Principal amount	$287,500	$287,500
Less: note discount	(43,213)	(53,334)
Less: note issuance costs	(4,826)	(6,038)

Senior convertible notes, net	$239,461	$228,128

Equity components	$57,996	$57,996
Less: issuance costs	(1,669)	(1,669)

Additional paid-in capital	$56,327	$56,327

Note hedge costs	$(60,145)	$(60,145)
Warrants proceeds	26,076	26,076

Net cost	$(34,069)	$(34,069)

The carrying value of our Notes was $239.5 million as of September 30, 2011. This represents the liability component of the $287.5 million principal balance as of September 30, 2011. The total estimated fair value of our Notes at September 30, 2011 was $291.3 million. The fair value was determined based on the average trading price per $100 of the Notes as of the last day of trading for the fourth quarter of fiscal 2011.

The following table presents the interest expense recognized related to the Notes for the year ended September 30, 2011 and 2010:

	Year ended September 30, 2011	Year ended September 30, 2010
Contractual interest expense	$7,188	$3,494
Amortization of debt issuance costs	1,212	570
Accretion of debt discount	10,121	4,662

	$18,521	$8,726

Effective interest rate of the liability component	7.73%	7.73%

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

For 2011, 2010 and 2009, the income tax expense consisted of the following:

	Year ended September 30,
	2011	2010	2009
Current income taxes:
Federal	$(338)	$(6)	$789
State and local	244	673	443
Foreign	1,390	320	(106)

Current income tax expense	1,296	987	1,126
Deferred income taxes:
Federal	606	12,659	13,943
State and local	157	197	310
Foreign	174	(1,343)	(288)

Deferred income tax expense	937	11,513	13,965

Income tax expense	$2,233	$12,500	$15,091

A reconciliation of our effective income tax rate on income before taxes with the federal statutory rate is as follows:

	Year ended September 30,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income taxes	0.9	2.2	2.5
Research and development tax credits	23.0	(0.4)	(1.0)
Reserves for uncertainty in income taxes	(3.8)	1.7	1.7
Foreign rate differentials	3.2	(1.4)	(1.2)
Change in valuation allowance	(3.0)	0.1	(1.0)
Nondeductible Expense	(18.0)	1.3	1.1
Acquisition Related Contingent Consideration	(56.6)	—	—
Other	(6.6)	(0.2)	0.4

Effective tax rate	(25.9)%	38.3%	37.5%

Our deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for the future tax benefit of net operating losses and tax credit carryforwards. Significant components of our deferred tax assets and liabilities as of September 30, 2011 and 2010, are as follows:

	September 30,
	2011	2010
Domestic deferred tax assets:
Net operating loss carryforwards	$19,483	$22,305
Credit carryforwards	10,701	7,879
Deferred revenue	24,612	20,368
Stock based compensation	14,128	8,195
Other	21,964	5,606

Total domestic deferred tax assets	90,888	64,353
Less: valuation allowance	(141)	(41)

Net domestic deferred tax assets	90,747	64,312
Domestic deferred tax liabilities:
Intangible assets	(13,957)	(9,681)
Property and equipment	(10,526)	(8,018)
Deferred costs	(20,365)	(14,973)
Other	(17,157)	(2,308)

Total domestic deferred tax liabilities	(62,005)	(34,980)

Net domestic deferred tax asset	$28,742	$29,332

	September 30,
	2011	2010
Foreign deferred tax assets:
Net operating loss carryforwards	$2,804	$1,002
Deferred revenue	697	727
Stock based compensation	1,023	664
Other	199	266

Total foreign deferred tax assets	4,723	2,659
Less: valuation allowance	(157)	—

Net foreign deferred tax assets	4,566	2,659

Foreign deferred tax liabilities:
Intangible assets	(5,048)	(3,232)
Deferred costs	(89)	(139)
Other	(422)	(12)

Total foreign deferred tax liabilities	(5,559)	(3,383)

Net foreign deferred tax liability	$(993)	$(724)

In accounting for income taxes, we recognize deferred tax assets if realization of such assets is more likely than not. We believe, based on factors including, but not limited to, our significant financial and tax loss history, forecasts of financial and taxable income or loss by jurisdiction, the estimated impact of future stock option deductions, possible tax planning strategies, and the expiration dates and amounts of net operating loss carryforwards, that it is more likely than not that the net deferred tax asset as of September 30, 2011, will be realized in the future.

The net increase in the valuation allowance for 2011 was $257 compared to $41 for 2010. The increase in the valuation allowance for 2011 was due to a foreign and state net operating loss carryforward the company expects will expire unused. The increase in the valuation allowance for 2010 was due to a change in expected earnings which caused a portion of the federal research and development credit to become unrealized.

As of September 30, 2011, we have total federal net operating loss carryforwards in the amount of $186.6 million, which will expire in the years 2011 to 2027. We had total state net operating loss carryforwards in the amount of $52.6 million, which will expire in the years 2013 to 2028. As of September 30, 2011, we had total foreign net operating loss carryforwards in the amount of $13.4 million, most of which can be carried forward with no time limit.

Our utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382 and similar foreign and state provisions. The annual limitations could result in the expiration of net operating losses before they can be utilized.

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

The reconciliation of our tax contingencies is as follows:

	2011	2010
Gross tax contingencies — beginning of year	$5,246	$4,679
Increase due to acquisition	252	—
Gross increases to tax positions in prior periods	439	16
Gross decrease to tax positions in prior period	(1,735)	—
Gross increases to current period tax positions	808	551
Gross decrease due to expiration	(141)	—

Gross tax contingencies — end of year	$4,869	$5,246

The above table of deferred tax assets and liabilities does not include certain deferred tax assets at September 30, 2011 and 2010 that arose directly from (or the use of which was postponed by) tax deductions related to share-based compensation arrangements in excess of compensation recognized for financial reporting. Tax deductions from share-based payment arrangements are not recorded until the deduction reduces current taxes payable when such in excess tax benefits have been realized; when such instance occurs, we record the amount of the reduction of cash tax owned as a credit to additional paid-in capital. NOLs created by tax deductions related to-share based compensation arrangements in excess of compensation are not recognized in the deferred tax asset resulting in the deferred tax asset to be less than the actual NOL reported to the various federal, state, and foreign jurisdictions. On the other hand, any amount by which the tax deduction from share-based payment arrangements is less than the related amount of compensation recognized for financial reporting the deficiency (i.e., deferred tax asset write-off) shall first be charged against any remaining additional paid-in capital from excess tax benefits. The remaining balance, if any, of the write-off of a deferred tax asset related to a tax deficiency shall be recognized as income tax expense.

At September 30, 2011, we had $135.5 million of excess tax deductions related to share-based payment arrangements that will be credited to additional paid-in capital if and when such amounts are ultimately realized.

Prior Period Correction

During the first quarter of 2011, we discovered an incorrect assumption related to the tax deductibility of certain operating expenses which resulted in an understatement of the provision for income taxes reported in prior periods. This error had no impact on previously reported cash flows from operating, financing or investing activities and was considered to be immaterial to our previously reported results of operations and financial position. Since the cumulative impact of this error is significant to the results of each quarter of 2011, we applied the guidance of Staff Accounting Bulletin No. 108 (“SAB 108”) and corrected the prior period financial statements, even though such revision previously was, and continues to be, immaterial to the prior period financial statements.

The following is a consolidated statement of operations reconciliation of the comparable period for 2010:

	Income Taxes Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$12,063	$20,581	$0.41	$0.39
Adjustment	437	(437)	(0.01)	(0.01)

Revised	$12,500	$20,144	$0.40	$0.38

The following is a consolidated statement of operations reconciliation of the comparable period for 2009:

	Income Taxes Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$14,611	$25,677	$0.53	$0.50
Adjustment	480	(480)	(0.01)	(0.01)

Revised	$15,091	$25,197	$0.52	$0.49

The following is a reconciliation of consolidated balance sheet amounts as of September 30, 2010:

	Deferred Costs and Other Assets	Deferred Tax Assets	Additional paid-in capital	Accumulated Deficit
Reported	$26,671	$13,601	$739,772	$(98,570)
Adjustment	(31)	(926)	9	(966)

Revised	$26,640	$12,675	$739,781	$(99,536)

The following is a reconciliation of consolidated balance sheet amounts as of September 30, 2009:

	Deferred Costs and Other Assets	Deferred Tax Assets	Additional paid-in capital	Accumulated Deficit
Reported	$18,142	$19,695	$640,911	$(119,151)
Adjustment	(29)	(500)	—	(529)

Revised	$18,113	$19,195	$640,911	$(119,680)

The following is a reconciliation of consolidated balance sheet amounts as of September 30, 2008:

	Deferred Costs and Other Assets	Deferred Tax Assets	Additional paid-in capital	Accumulated Deficit
Reported	$14,104	$47,257	$679,526	$(144,828)
Adjustment	(3)	(46)	—	(49)

Revised	$14,101	$47,211	$679,526	$(144,877)

Note 11. Contractual Obligations

Our future minimum commitments under non-cancelable contractual obligations are as follows:

Years ending September 30,	Senior Convertible Notes, including interest	Operating Leases	Purchase Obligations
2012	$7,188	$4,512	$2,151
2013	7,188	3,598	851
2014	7,188	2,148	533
2015	291,393	1,662	105
2016	—	1,159	—
2017 and thereafter	—	57	—

Total	$312,957	$13,136	$3,640

Senior Convertible Notes

As of September 30, 2011, holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principle amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 9 of the notes to consolidated financial statements.

Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. We do not include amounts for certain operating expenses under these leases such as common area maintenance. We also lease office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, Texas and Virginia, and internationally in Australia, China (Hong Kong), Czech Republic, France, Germany, India, Italy, Mexico, Netherlands, Philippines, Singapore and the United Kingdom.

Purchase Obligations

We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding.

Note 12. Equity Plans and Share-based Compensation

Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units (“RSUs”). As of September 30, 2011, we had 5.1 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our 2008 Employee Stock Purchase Plan. We recognize compensation expense for equity awards on a straight line basis over the requisite service period of the award.

We have calculated an additional paid in capital (“APIC”) pool that represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include those excess tax benefits in APIC only when they have been realized. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess deficiencies as income tax expense in our statement of operations. Excess tax benefits or tax deficiencies, to the extent realized, are a factor in the calculation of diluted shares used in computing dilutive income per share.

The following table presents our share-based compensation resulting from equity awards that we recorded in our statement of operations:

	Year ended September 30,
	2011	2010	2009
Cost of operations	$3,440	$2,442	$1,829
Sales and marketing	19,273	9,772	5,517
Systems development and programming	5,747	2,597	1,815
General and administrative	7,514	4,796	3,011

Total share-based compensation	$35,974	$19,607	$12,172

Net cash proceeds from the exercise of stock options for 2011, 2010 and 2009, were $2.0 million, $9.8 million and $4.8 million. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows and a corresponding reduction in operating cash flows. We did not realize an income tax benefit from stock option exercises during 2009 due to the use of net operating loss carryforwards.

The following table presents our stock option activity:

	Year ended September 30,
	2011		2010		2009
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Balance at beginning of year	1,389	$8.65	3,168	$6.95	3,563	$7.10
Exercised	(403)	4.63	(1,779)	5.51	(393)	8.30
Forfeited or expired	—	—	—	—	(2)	12.89

Outstanding at end of year	986	10.5	1,389	8.65	3,168	6.95

Exercisable at end of year	986	$10.5	1,387	$8.65	3,110	$6.81

Stock option activity for 2011 was as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic value
Outstanding as of September 30, 2010	1,389	$8.65
Exercised	(403)	4.63
Forfeited or expired	—	—

Outstanding as of September 30, 2011	986	10.5	3.24	$26,372

Exercisable as of September 30, 2011	986	$10.5	3.24	$26,372

Total intrinsic value of options exercised for 2011, 2010 and 2009, was $17.6 million, $66.1 million and $8.9 million.

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 30, 2011, for selected exercise price ranges is as follows:

	September 30, 2011
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.78 — $ 2.15	136	1.0	$1.81	136	$1.81
3.21 — 4.39	1	1.3	3.65	1	3.65
5.10 — 7.99	115	3.1	7.59	115	7.59
8.25 — 9.81	54	2.4	9.58	54	9.58
10.11 — 11.55	257	3.1	10.89	257	10.89
12.04 — 13.37	299	4.1	12.82	299	12.82
16.00 — 17.55	124	4.5	16.76	124	16.76

$ 1.78 — $ 17.55	986	3.24	$10.5	986	$10.5

RSUs are stock awards that entitle the holder to shares of our common stock as the award vests. Some of our RSUs are subject to performance-based vesting as well as time-based vesting. We base compensation expense incurred for RSUs on the closing market price of our common stock on the date of grant and we amortize the expense ratably on a straight-line basis over the requisite service period.

The following table presents our RSU activity:

	Year ended September 30,
	2011		2010		2009
	Shares	Weighted Avg. Share Value	Shares	Weighted Avg. Share Value	Shares	Weighted Avg. Share Value
Balance at beginning of year	1,807	$33.67	1,327	$24.86	772	$27.49
Granted	1,489	49.13	950	41.56	801	22.59
Vested and released	(698)	35.69	(422)	24.33	(234)	25.77
Cancelled	(63)	44.85	(48)	29.11	(12)	26.77

Outstanding at end of year	2,535	$41.90	1,807	$33.67	1,327	$24.86

As of September 30, 2011, we expect total unrecognized compensation costs net of estimated forfeitures of $64.1 million, and we expect to recognize the non-vested equity awards expense over a weighted average period of 1.6 years. Total fair value of options exercised and RSUs vested during 2011, 2010 and 2009, were $24.9 million, $18.9 million and $9.4 million.

Note 13. Fair Value Measurements

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

Our financial assets measured at fair value are summarized below:

September 30, 2011

	Fair value measurement using			Assets/Liabilities at fair value
	Level 1	Level 2	Level 3
Assets:
Money market accounts (1)	$58,336	$—	$—	$58,336
Commercial paper (2)	—	272,583	—	272,583
Other fixed income securities (2)	—	122,785	—	122,785

Total	$58,336	$395,368	$—	$453,704
Liabilities:
Acquisition-related contingent consideration	$—	$—	$37,458	$37,458

(1)	Included in cash and cash equivalents on our balance sheets.
(2)	Included in either cash and cash equivalents or short-term investments on our balance sheets.

September 30, 2010

	Fair value measurement using			Assets/Liabilities at fair value
	Level 1	Level 2	Level 3
Assets:
Money market accounts (1)	$4,670	$—	$—	$4,670
Commercial paper (2)	—	338,920	—	338,920
Other fixed income securities (2)	—	144,218	—	144,218

Total	$4,670	$483,138	$—	$487,808
Liabilities:
Acquisition-related contingent consideration	$—	$—	$—	$—

(1)	Included in cash and cash equivalents on our balance sheets.
(2)	Included in either cash and cash equivalents or short-term investments on our balance sheets.

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

Acquisition-related Contingent Consideration

We estimate the fair value of acquisition-related contingent consideration using various valuation approaches including the Monte Carlo Simulation approach and discounted cash flow model. Contingent consideration liabilities are classified as Level 3 liabilities, because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. The unrealized gains and losses related to the contingent consideration are included in operating expenses in our statement of operations.

The following tables present a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2011:

TripIt Acquisition

Balance as of September 30, 2010	$—
Contingent consideration issued at business combination	17,395
Change in fair value, recorded as revaluation of contingent consideration	4,034

Balance as of September 30, 2011	$21,429

Balance as of September 30, 2010	$—
Contingent consideration issued at business combination	—
Recorded as compensation expense	9,543

Balance as of September 30, 2011	$9,543

As of September 30, 2011, the total fair value of the acquisition-related contingent consideration associated with TripIt was $35.4 million, of which $30.9 million is recorded as a liability. The remaining of $4.5 million is compensation related and will be recorded during the requisite service period.

GlobalExpense Acquisition

Balance as of September 30, 2010	$—
Contingent consideration issued at business combination	2,584
Foreign currency translation	(66)

Balance as of September 30, 2011	$2,518

Etap Acquisition

Balance as of September 30, 2010	$—
Change in earn-out, recorded as goodwill	3,968

Balance as of September 30, 2011	$3,968

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During 2011, 2010 and 2009, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

Note 14. Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program that expires in January 2013. During 2011, we repurchased and retired 47.7 shares of our outstanding common stock for a total cost of $1.8 million under this program. We did not make any purchases of our outstanding common stock during 2010. As of September 30, 2011, we remained authorized to repurchase up to an additional 4.1 million shares under this program.

Note 15. Geographic Data

We market our services and products primarily in the United States and operate in a single industry segment. No single customer accounted for more than 10% of our total revenues during 2011, 2010 or 2009. Information regarding revenues by geographic region for the past three years is as follows:

	Year Ended September 30,
	2011	2010	2009
United States	$299,994	$254,751	$222,460
Europe	36,260	25,963	14,538
Other	13,234	12,222	10,598

Total revenues	$349,488	$292,936	$247,596

Note 16. Royalty Agreements

We have entered into agreements that allow us to incorporate licensed technology into our products or that allow the right to sell separately the licensed technology. We incur royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized as licensed products are sold and are included in cost of operations. These amounts for 2011, 2010 and 2009, totaled $1,897, $1,984, and $1,555.

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

Note 18. Retirement 401(k) Plan

The Company has a 401(k) plan covering all eligible employees in the United States. Since April 1, 2007, the Company has been contributing to the plan. Total Company contributions during 2011, 2010 and 2009, were $1,393, $1,125 and $997, respectively.

Note 19. Quarterly Financial Results (Unaudited)

Our summarized unaudited quarterly financial results for 2011, 2010 and 2009, are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011
Revenue	$80,235	$84,629	$89,469	$95,155	$349,488
Operating income (loss)	8,961	(2,261)	1,795	923	9,418
Net income (loss) attributable to Concur	3,651	(2,629)	2,266	(14,031)	(10,743)
Net Income (loss) per share attributable to Concur common shareholders:
Basic	$0.07	$(0.05)	$0.04	$(0.26)	$(0.20)
Diluted	0.07	(0.05)	0.04	(0.26)	(0.20)
2010
Revenue	$67,653	$72,816	$74,978	$77,489	$292,936
Operating income	10,251	10,987	10,530	9,205	40,973
Net income attributable to Concur	6,433	6,718	3,634	3,359	20,144
Net Income per share attributable to Concur common shareholders:
Basic	$0.13	$0.14	$0.07	$0.06	$0.40
Diluted	0.12	0.13	0.07	0.06	0.38
2009
Revenue	$58,564	$61,991	$62,226	$64,815	$247,596
Operating income	8,207	10,762	10,895	9,354	39,218
Net income attributable to Concur	5,689	6,629	7,123	5,756	25,197
Net Income per share attributable to Concur common shareholders:
Basic	$0.12	$0.13	$0.15	$0.12	$0.52
Diluted	0.11	0.13	0.14	0.11	0.49

Note 20. Subsequent Event

On November 14, 2011, the Company and ADP, Inc. entered into an arrangement, under which ADP transferred to the Company all rights and obligations relating to the Company’s solutions under the ADP client contracts that were previously resold by ADP under a reseller agreement between the Company and ADP. The Company is currently in the process of determining the initial accounting for this arrangement.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2011. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Grant Thornton, LLP has audited our internal control over financial reporting as of September 30, 2011; their report is included in Item 8.

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

The information required by this item relating to our executive officers, directors and nominees, regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and regarding our Audit Committee, is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement related to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information appearing under the headings “Election of Directors — Director Compensation” and “Compensation Discussion and Analysis” in our proxy statement related to the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plans,” in each case in our proxy statement related to the 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Election of Directors — Board of Directors Meetings and Committees,” in each case in our proxy statement related to the 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the captions “Ratification of Selection of Independent Registered Public Accounting Firm — Independent Auditor’s Services and Fees” and “— Audit Committee Pre-Approval Policy” in our proxy statement related to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements
Financial Statements of Concur Technologies, Inc.
Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm	41
Consolidated Statements of Operations for the years ended September 30, 2011, 2010 and 2009	43
Consolidated Balance Sheets as of September 30, 2011 and 2010	44
Consolidated Equity Statements for the years ended September 30, 2011, 2010 and 2009	45
Consolidated Cash Flows Statements for the years ended September 30, 2011, 2010 and 2009	46
Notes to Consolidated Financial Statements	47

2. Schedule

The following financial statement schedule for the years ended September 30, 2011, 2010 and 2009, should be read in conjunction with the Consolidated Financial Statements of Concur Technologies, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts	73

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

2.01	Agreement and Plan of Reorganization by and among Concur Technologies, Inc., Tolo One Acquisition Corp., Tolo Two Acquisition LLC, TripIt, Inc. and Mike Kwatinetz, as Stockholders’ Agent defined therein, dated as of January 12, 2011.	8-K	000-25137	01/28/11	2.1

3.01	Registrant’s Second Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on August 7, 2009.	8-K	000-25137	03/29/10	3.1

3.02	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/07	3.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Form of Base Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	04/05/10	99.2

4.03	Form of Base Warrant Transaction Confirmation.	8-K	000-25137	04/05/10	99.3

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

4.04	Form of Additional Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	04/05/10	99.4

4.05	Form of Additional Warrant Transaction Confirmation.	8-K	000-25137	04/05/10	99.5

4.06	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated April 6, 2010.	8-K	000-25137	04/07/10	4.1

10.01	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.02	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.03	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

10.04	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.*	S-8	333-141925	04/05/07	4.1

10.05	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.*	8-K	000-25137	07/06/10	99.1

10.06	Registrant’s 2010 Cash Incentive Plan. *	8-K	000-25137	03/21/11	99.1

10.07	Registrant’s 2008 Employee Stock Purchase Plan.*	10-Q	000-25137	02/05/09	10.01

10.08	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.09	Registrant’s Fiscal 2009 Corporate Bonus Plan.*	10-K	000-25137	11/18/09	10.09

10.10	Registrant’s Fiscal 2010 Corporate Bonus Plan.*	10-K	000-25137	11/18/10	10.10

10.11	Registrant’s Fiscal 2011 Corporate Bonus Plan.*	—	—	—	—	X

10.12	Registrant’s Amended and Restated Board Compensation Policy, as adopted on March 15, 2007.	10-Q	000-25137	02/11/08	10.01

10.13	Registrant’s Amended and Restated Non-Employee Director Compensation Policy, as adopted on December 3, 2008.	10-Q	000-25137	02/05/09	10.02

10.14	Registrant’s Amended and Restated Non-Employee Director Compensation Policy, as adopted on January 18, 2011.	—	—	—	—	X

10.15	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	08/26/98	10.06

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.16	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.17	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	08/06/08	10.01

10.18	Offer Letter, dated May 3, 2010, by and between Concur Technologies, Inc. and Frank Pelzer	8-K	000-25137	05/04/2010	99.1

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

101	Financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in XBRL.***	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.
***	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Equity Statements (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.
November 17, 2011	By:	/S/ S. STEVEN SINGH
S. Steven Singh Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/S/ S. STEVEN SINGH S. Steven Singh	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 17, 2011

/S/ FRANK PELZER Frank Pelzer	Chief Financial Officer (Principal Financial and Accounting Officer)	November 17, 2011

/S/ RAJEEV SINGH Rajeev Singh	Director	November 17, 2011

/S/ JEFFREY T. MCCABE Jeffrey T. McCabe	Director	November 17, 2011

/S/ ED P. GILLIGAN Ed P. Gilligan	Director	November 17, 2011

/S/ GORDON EUBANKS Gordon Eubanks	Director	November 17, 2011

/S/ JEFFREY T. SEELY Jeffrey T. Seely	Director	November 17, 2011

/S/ RANDALL H. TALBOT Randall H. Talbot	Director	November 17, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

CONCUR TECHNOLOGIES, INC.

September 30, 2011

(in thousands)

Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Deduction(2)	Balance at End of Year
Year ended September 30:
2011	$2,374	$—	$3,329	$(4,396)	$1,307
2010	$3,680	$—	$3,608	$(4,914)	$2,374
2009	$5,543	$—	$2,990	$(4,853)	$3,680

(1)	Amounts charged against revenues for estimated sales returns.
(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

2.01	Agreement and Plan of Reorganization by and among Concur Technologies, Inc., Tolo One Acquisition Corp., Tolo Two Acquisition LLC, TripIt, Inc. and Mike Kwatinetz, as Stockholders’ Agent defined therein, dated as of January 12, 2011.	8-K	000-25137	01/28/11	2.1

3.01	Registrant’s Second Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on August 7, 2009.	8-K	000-25137	03/29/10	3.1

3.02	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/07	3.1

4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	08/26/98	4.01

4.02	Form of Base Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	04/05/10	99.2

4.03	Form of Base Warrant Transaction Confirmation.	8-K	000-25137	04/05/10	99.3

4.04	Form of Additional Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	04/05/10	99.4

4.05	Form of Additional Warrant Transaction Confirmation.	8-K	000-25137	04/05/10	99.5

4.06	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated April 6, 2010.	8-K	000-25137	04/07/10	4.1

10.01	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	05/14/04	10.01

10.02	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	05/14/04	10.02

10.03	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	02/28/00	4.09

10.04	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.*	S-8	333-141925	04/05/07	4.1

10.05	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.*	8-K	000-25137	07/06/10	99.1

10.06	Registrant’s 2010 Cash Incentive Plan. *	8-K	000-25137	03/21/11	99.1

10.07	Registrant’s 2008 Employee Stock Purchase Plan.*	10-Q	000-25137	02/05/09	10.01

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.08	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	08/26/98	10.05

10.09	Registrant’s Fiscal 2009 Corporate Bonus Plan.*	10-K	000-25137	11/18/09	10.09

10.10	Registrant’s Fiscal 2010 Corporate Bonus Plan.*	10-K	000-25137	11/18/10	10.10

10.11	Registrant’s Fiscal 2011 Corporate Bonus Plan.*	—	—	—	—	X

10.12	Registrant’s Amended and Restated Board Compensation Policy, as adopted on March 15, 2007.	10-Q	000-25137	02/11/08	10.01

10.13	Registrant’s Amended and Restated Non-Employee Director Compensation Policy, as adopted on December 3, 2008.	10-Q	000-25137	02/05/09	10.02

10.14	Registrant’s Amended and Restated Non-Employee Director Compensation Policy, as adopted on January 18, 2011.	—	—	—	—	X

10.15	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	08/26/98	10.06

10.16	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/04	10.12

10.17	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	08/06/08	10.01

10.18	Offer Letter, dated May 3, 2010, by and between Concur Technologies, Inc. and Frank Pelzer	8-K	000-25137	05/04/2010	99.1

21.01	List of Registrant’s subsidiaries.	—	—	—	—	X

23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

101	Financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in XBRL.***	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.
***	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Equity Statements (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.