Form 10-Q
period 2011-12-31
CONCUR TECHNOLOGIES INC
filed 2012-02-07
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-25137
_________________________________
Concur Technologies, Inc.
(Exact name of Registrant as specified in its charter)
___________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding as of February 3, 2012: 54,519,296

CONCUR TECHNOLOGIES, INC.
FORM 10-Q
December 31, 2011

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Concur Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2011	2010
Revenues	$100,384	$80,235
Expenses:
Cost of operations	28,970	22,125
Sales and marketing	40,345	27,700
Systems development and programming	9,723	7,275
General and administrative	15,167	12,454
Revaluation of contingent consideration	(2,439)	—
Amortization of intangible assets	3,965	1,720
Total expenses	95,731	71,274
Operating income	4,653	8,961
Other income (expense):
Interest income	482	683
Interest expense	(4,755)	(4,560)
Loss from equity investments	(496)	—
Other, net	(478)	(181)
Total other expense	(5,247)	(4,058)
Income (loss) before income tax	(594)	4,903
Income tax expense	353	1,252
Consolidated net income (loss)	(947)	3,651
Less: Loss attributable to noncontrolling interest	79	—
Net income (loss) attributable to Concur	$(868)	$3,651
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(0.02)	$0.07
Diluted	(0.02)	0.07
Weighted average shares used in computing net income (loss) per share:
Basic	54,096	52,444
Diluted	54,096	54,714
See notes to Consolidated Financial Statements.

Concur Technologies, Inc
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2011	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$247,888	$370,157
Short-term investments	221,293	185,392
Restricted cash	537	852
Accounts receivable, net of allowance of $1,094 and $1,307	70,885	66,963
Deferred tax assets	14,767	9,831
Deferred costs and other assets	40,800	32,865
Total current assets	596,170	666,060
Non-current assets:
Property and equipment, net	48,684	45,975
Investments	50,930	51,426
Deferred costs and other assets	34,939	35,049
Intangible assets, net	118,907	55,179
Deferred tax assets	17,884	22,970
Goodwill	279,915	279,192
Total assets	$1,147,429	$1,155,851
Liabilities and equity
Current liabilities:
Accounts payable	$9,484	$8,906
Customer funding liabilities	27,229	38,563
Accrued compensation	13,364	25,706
Acquisition-related liabilities	6,480	3,968
Other accrued expenses and liabilities	21,080	23,546
Deferred revenues	58,009	55,888
Total current liabilities	135,646	156,577
Non-current liabilities:
Senior convertible notes, net	242,419	239,461
Deferred rent and other long-term liabilities	626	744
Deferred revenues	16,419	16,381
Acquisition-related contingent consideration	32,842	33,490
Tax liabilities	9,442	9,367
Total liabilities	437,394	456,020
Equity:
Concur stockholders’ equity:
Common stock, $0.001 par value per share	54	54
Authorized shares: 195,000
Shares issued and outstanding: 54,139 and 54,065
Additional paid-in capital	824,767	811,888
Accumulated deficit	(111,147)	(110,279)
Accumulated other comprehensive loss	(4,730)	(3,008)
Total Concur stockholders’ equity	708,944	698,655
Noncontrolling interest	1,091	1,176
Total equity	710,035	699,831
Total liabilities and equity	$1,147,429	$1,155,851
See notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2011	2010
Operating activities:
Consolidated net income (loss)	$(947)	$3,651
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	3,965	1,720
Depreciation and amortization of property and equipment	5,296	4,556
Accretion of discount and issuance costs on notes	2,958	2,760
Net recovery of sales allowances	(213)	(358)
Share-based compensation	11,714	6,545
Revaluation of contingent consideration	(2,439)	—
Deferred income taxes	84	1,391
Excess tax benefits from share-based compensation	(36)	(145)
Loss from equity method investments	496	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,918)	806
Deferred costs and other assets	(1,022)	(1,195)
Accounts payable	602	(971)
Accrued liabilities	(12,530)	(7,955)
Deferred revenues	2,347	101
Net cash provided by operating activities	6,357	10,906
Investing activities:
Purchases of investments	(122,250)	(82,946)
Maturities of investments	86,306	104,504
Decrease in customer funding liabilities, net of changes in restricted cash	(11,030)	(29,573)
Investment in and loans to unconsolidated affiliates	(6,864)	(2,272)
Capital expenditures	(7,550)	(4,776)
Payments for acquisitions, net of cash acquired	(67,460)	(108)
Net cash used in investing activities	(128,848)	(15,171)
Financing activities:
Payments on repurchase of common stock	(598)	—
Net proceeds from share-based equity award activity	642	765
Proceeds from employee stock purchase plan activity	533	381
Minimum tax withholding on restricted stock awards	(116)	—
Excess tax benefits from share-based compensation	36	145
Repayments on capital leases	—	(199)
Net cash provided by financing activities	497	1,092
Effect of foreign currency exchange rate changes on cash and cash equivalents	(275)	137
Net decrease in cash and cash equivalents	(122,269)	(3,036)
Cash and cash equivalents at beginning of period	370,157	329,098
Cash and cash equivalents at end of period	$247,888	$326,062
Supplemental cash flow information:
Cash paid for interest	$3,594	$3,773
Income tax payments (receipts), net	139	(83)
See notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, unless otherwise noted)
(Unaudited)
Note 1. Description of the Company and Basis of Presentation
Throughout these consolidated financial statements Concur Technologies, Inc. is referred to as “Concur,” “we,” “us” and “our.” We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2009, 2010, 2011 and 2012, as, “2009,” “2010,” “2011” and “2012.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.
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
Concur, the Concur logo, TripIt and GlobalExpense, as well as a number of other names and brands that are not referenced in these consolidated financial statements, are trademarks or registered trademarks of Concur or its affiliates. Other parties’ marks are the property of their respective owners and should be treated as such.
Basis of Presentation
These consolidated financial statements include the accounts of Concur and its wholly-owned subsidiaries on a consolidated basis. All intercompany accounts and transactions were eliminated in consolidation. In addition, we established a Japanese joint venture during 2011 and hold a controlling interest (75% voting interest) in Concur (Japan) Ltd., (“Concur Japan”). We recorded a noncontrolling interest in the consolidated statements of operations for the noncontrolling investors’ interests in the operations of Concur Japan. We recorded a noncontrolling interest of $1,091 and $1,176 as of December 31, 2011, and September 30, 2011 respectively, in stockholders’ equity.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. In our opinion, we have included all adjustments necessary for a fair presentation. These adjustments consist of normal recurring items. Our unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission on November 17, 2011.
Reclassifications
Certain amounts previously presented for prior periods have been reclassified to conform to current presentation.
Note 2. Accounting Estimates, Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Use of Estimates
We prepared our consolidated financial statements in conformity with GAAP which requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our consolidated financial statements and accompanying notes. Examples of estimates and assumptions include valuing assets and liabilities acquired through business combinations, fair value of acquisition related contingent considerations, valuing and estimating useful lives of intangible assets, recognizing uncertain tax positions, estimating tax valuation allowances on tax attribute carryforwards, deferring certain revenues and costs, the determination of allowances for accounts receivable, estimating useful lives of property and equipment and estimating product warranties.
Recently Adopted Accounting Pronouncements

Effective October 2011, we adopted Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), which improves the consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. These additional requirements became effective October 1, 2011, for business combinations for which the acquisition date is after the effective date. The adoption of this accounting update did not have any impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance will become effective for us with the reporting period beginning October 1, 2012, and should be applied prospectively. We are currently evaluating the impact of adopting ASU 2011-04 on our consolidated financial statements.
In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us with the reporting period beginning October 1, 2012, and will have presentation changes only.
In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
Note 3. Net Income (Loss) Per Share
We calculate basic net income (loss) per share by dividing net income (loss) attributable to Concur for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to Concur is computed giving effect to all potential weighted average diluted common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended December 31,
	2011	2010
Net income (loss) attributable to Concur	$(868)	$3,651
Weighted average number of shares outstanding:
Basic	54,096	52,444
Dilutive effect of share-based equity award plans (1)	—	2,270
Diluted	54,096	54,714
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(0.02)	$0.07
Diluted	(0.02)	0.07
(1) The weighted average number of diluted shares outstanding for the three month ended December 31, 2011, does not include the dilutive effect of share-based equity award plans of 1,933 because the effect would have been anti-dilutive.
 We excluded the shares below from the calculations of diluted net income (loss) per share because their inclusion would have an anti-dilutive impact. The conversion or exercise of the potential common shares are excluded when, for example, their exercise prices, unrecognized compensation and tax benefits exceed the average market price of our common stock for the period. The potential common shares will be included in the future when the inclusion has a dilutive impact on the Company's earnings per share.

	Three Months Ended December 31,
	2011	2010
Incremental common shares from senior convertible notes	1,348	1,350
Warrant issued as part of senior convertible notes	5,500	5,500
Note 4. Property and Equipment
As of the dates specified below, our property and equipment consisted of the following:

	December 31, 2011	September 30, 2011
Land and building	$5,980	$5,972
Leasehold improvements	5,946	5,935
Computer hardware	24,506	23,565
Computer software	63,883	59,039
Furniture and equipment	1,609	1,592
Property and equipment, gross	101,924	96,103
Less: accumulated depreciation	(53,240)	(50,128)
Property and equipment, net	$48,684	$45,975
Depreciation expense totaled $5.3 million and $4.6 million for the three months ended December 31, 2011 and 2010, respectively.
Note 5. Investments
Our investment portfolio primarily includes strategic investments in privately-held companies. We account for our strategic investments under either the cost or equity method. Total cost method investments were $33.8 million as of December 31, 2011, and $33.9 million as of September 30, 2011. Total equity method investments were $17.1 million as of December 31, 2011, and $17.5 million as of September 30, 2011.
Note 6. Goodwill
The changes in the carrying balance of goodwill for the three months ended December 31, 2011, were as follows:

Balance as of September 30, 2011	$279,192
Addition — Etap earn-out (1)	2,697
Other adjustments (2)	(1,974)
Balance as of December 31, 2011	$279,915

(1) On August 1, 2009, we completed the acquisition of Etap-On-Line (“Etap Acquisition”). The purchase price was subject to specified earn out provisions to be determined over a three year period ending September 30, 2012. We recorded a $2.7 million earn out as additional goodwill for the three months ended December 31, 2011. We considered the earn-out amounts as additional contingent consideration and recorded them in goodwill as incurred.
(2) Other adjustments represent primarily the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. These goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).
In the fourth quarter of 2011, we completed the acquisition of GlobalExpense Limited (“GlobalExpense”) for total cash consideration of $19.2 million. In addition, the estimated fair value of the contingent consideration was $2.6 million which was included in the total purchase price. The total preliminary purchase price and the fair value of the contingent consideration were primarily allocated to goodwill of $11.4 million and intangible assets of $10.4 million. The initial purchase price allocation is preliminary as of December 31, 2011, pending finalization of valuation reports and deferred tax calculations.

Changes to amounts recorded as assets or liabilities, may result in a corresponding adjustment to goodwill.
Note 7. Intangible Assets
During the first quarter of 2012, we acquired intangible assets and accounted for them as acquisition of assets because the acquired assets did not constitute a business according to the definition of a business under ASC Topic 805, Business Combinations.  We recorded the total acquisition costs, including cash payments for the acquired assets and the related transaction costs, of $67.3 million as an intangible asset.  This amount has been assigned to customer relationships and has an estimated useful life of 9 years.
The following table presents our intangible assets as of December 31, 2011, and September 30, 2011:

Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of September 30, 2011
Trade name and trademarks	$2,922	$(553)	$2,369	$2,926	$(457)	$2,469
Technology	25,261	(14,379)	10,882	24,848	(13,117)	11,731
Customer relationships	125,122	(19,466)	105,656	57,995	(17,016)	40,979
Total	$153,305	$(34,398)	$118,907	$85,769	$(30,590)	$55,179
For the three months ended December 31, 2011 and 2010, we recorded amortization expense of $4.0 million and $1.7 million in our consolidated statement of operations. The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2011:

Years Ending September 30,	Amortization of Intangible Assets
2012 (January 1, 2012, through September 30, 2012)	$13,728
2013	17,556
2014	15,917
2015	15,692
2016	13,338
Thereafter	42,676
Total	$118,907
Note 8. Customer Funding Liabilities
We draw funds from and make payments on behalf of our customers for employee expense reimbursements and related corporate credit card payments. We hold these funds in cash and record our obligation to make these expense reimbursements and payments on behalf of our customers as Customer Funding Liabilities.
Note 9. Debt
In March 2010, we issued $287.5 million principal amount of our 2.50% senior convertible notes due April 15, 2015 (“Notes”). All amounts from the issuance of the Notes were settled in April 2010.
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
The following table shows the amounts recorded within our consolidated financial statements for the Notes:

As of December 31, 2011
Liability components:
Principal amount	$287,500
Less: note discount	(40,566)
Less: note issuance costs	(4,515)
Senior convertible notes, net	$242,419

Equity components	$57,996
Less: issuance costs	(1,669)
Additional paid-in capital	$56,327

Note hedge costs	$(60,145)
Warrants proceeds	26,076
Net cost	$(34,069)
The carrying value of our Notes was $242.4 million as of December 31, 2011, which represents the liability component of the $287.5 million principal balance as of December 31, 2011. The total estimated fair value of our Notes at December 31, 2011, was $345.2 million. The fair value was determined based on the average trading price per $100 of the Notes as of the last day of trading for the first quarter of fiscal 2012.
The following table presents the interest expense recognized related to the Notes for the three months ended December 31, 2011:

Three Months Ended December 31, 2011
Contractual interest expense	$1,797
Amortization of debt issuance costs	311
Accretion of debt discount	2,647
$4,755
Effective interest rate of the liability component	7.73%
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
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into note hedge transactions (“Note Hedges”) with respect to our common stock. We paid $60.1 million for the Note Hedges. The Note Hedges cover approximately 5.0 million shares of our common stock at a strike price of $52.35 subject to anti-dilution adjustments, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes.
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
Note 10. Income Taxes
We base the provision for income taxes in our interim consolidated financial statements on estimated annual effective tax rates in the tax jurisdictions where we operate. We monitor the assumptions used in estimating the annual effective tax rate and makes adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rates, future income tax expense could be materially affected. For the three months ended December 31, 2011, our effective tax rate of (59.4)% differs from the U.S. federal statutory rate primarily due to the relative mix of earnings or losses within the tax jurisdictions in which we operate, losses in tax jurisdictions where we are not able to record a tax benefit, as well as various book expenses which are not deductible for tax purposes.
For the three months ended December 31, 2010, our effective tax rate of 25.5% varies from the statutory rate due to the recognition of a tax benefit resulting from legislation enacted December 17, 2010 retroactively reinstating the research and development tax credit, recognizing income in lower foreign income tax rate jurisdictions, offset in part by a reserve for uncertain tax positions and state income taxes.
We measure and recognize uncertain tax positions. To recognize such positions we first determine if it is more likely than not that the position will be sustained on audit. We then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Tax positions for Concur and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. We do not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. However, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.
Note 11. Share-based Compensation
Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units (“RSUs”). As of December 31, 2011, we had 5.2 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our 2008 Employee Stock Purchase Plan. We recognize compensation expense for equity awards on a straight line basis over the requisite service period of the award.
We have calculated an additional paid in capital (“APIC”) pool that represents the excess tax benefits related to share-

based compensation that are available to absorb future tax deficiencies. We include those excess tax benefits in APIC only when they have been realized. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess deficiencies as income tax expense in our consolidated statements of operations. Excess tax benefits or tax deficiencies, to the extent realized, are a factor in the calculation of diluted shares used in computing dilutive income per share.
The following table presents our share-based compensation resulting from equity awards that we recorded in our consolidated statements of operations for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010
Cost of operations	$1,595	$653
Sales and marketing	6,141	3,361
Systems development and programming	1,231	818
General and administrative	2,747	1,713
Total share-based compensation	$11,714	$6,545
Net cash proceeds from the exercise of stock options were $0.6 million for the three months ended December 31, 2011, and $0.8 million for the same period in the prior year. For the three month periods ended December 31, 2011 and 2010, we realized a state income tax benefit in APIC from exercises of stock options and vesting of RSUs. We presented excess tax benefits from the exercise of stock options and vesting of RSUs, as financing cash flows and a corresponding reduction in operating cash flows.
The following table presents our stock option activity for the three months ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2011	986	$10.50
Exercised	(71)	9.02
Forfeited or expired	—
Outstanding as of December 31, 2011	915	10.61	3.04	$36,773
Exercisable as of December 31, 2011	915	$10.61	3.04	$36,773
The total intrinsic value of the options exercised during the three months ended December 31, 2011 and 2010, was $2.6 million and $8.0 million, respectively
RSUs are awards that entitle the holder to shares of our common stock as the award vests. Some of our RSUs are subject to performance-based vesting as well as time-based vesting. RSUs generally vest over four years, but may accelerate in certain circumstances. The compensation expense incurred for RSUs is based on the closing market price of our common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period.
The following table presents a summary of RSU award activity for the three months ended December 31, 2011:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2011	2,535	$41.90
Granted	—	—
Vested and released	(5)	50.63
Cancelled	(38)	38.83
Outstanding as of December 31, 2011	2,492	$41.93
As of December 31, 2011, we expected total unrecognized share-based compensation costs net of estimated forfeitures of $51.6 million, and we expect to recognize the non-vested equity awards expense over a weighted average period of 0.9 years.
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

Assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis include items such as property and equipment, equity and cost method investments, and other assets. These assets are measured at fair value if determined to be impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
We have highly liquid investments classified as cash equivalents and short-term investments included in our consolidated balance sheet. Cash equivalents consist of money market instruments and commercial paper that have original maturities of 90 days or less.
We also invest in commercial paper with maturities greater than 90 days but generally mature within 270 days. Such instruments are classified within Level 2 of the fair value hierarchy.
Our financial assets and liabilities measured at fair value as of December 31, 2011, are summarized below:

	Fair value measurement using			Assets/Liabilities at
	Level 1	Level 2	Level 3	fair value
Assets:
Money market accounts (1)	$70,546	$—	$—	$70,546
Commercial paper (2)	—	194,062	—	194,062
Other fixed income securities (2)	—	123,610	—	123,610
Total	$70,546	$317,672	$—	$388,218
Liabilities:
Acquisition-related contingent consideration	$—	$—	$32,842	$32,842
(1) Included in cash and cash equivalents on our consolidated balance sheets.
(2) Included in either cash and cash equivalents or short-term investments on our consolidated balance sheets.
Our financial assets and liabilities measured at fair value as of September 30, 2011, are summarized below:

	Fair value measurement using			Assets/Liabilities at
	Level 1	Level 2	Level 3	fair value
Assets:
Money market accounts (1)	$58,336	$—	$—	$58,336
Commercial paper (2)	—	272,583	—	272,583
Other fixed income securities (2)	—	122,785	—	122,785
Total	$58,336	$395,368	$—	$453,704
Liabilities:
Acquisition-related contingent consideration	$—	$—	$33,490	$33,490
(1) Included in cash and cash equivalents on our consolidated balance sheets.
(2) Included in either cash and cash equivalents or short-term investments on our consolidated balance sheets.

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
Acquisition-related Contingent Consideration
We estimate the fair value of acquisition-related contingent consideration using various valuation approaches including the Monte Carlo Simulation approach and discounted cash flow model. Acquisition related contingent consideration liabilities are classified as Level 3 liabilities, because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. The unrealized gains and losses related to the contingent consideration in these acquisitions are included in operating expenses in our consolidated statements of operations.
TripIt Contingent Consideration
As part of the TripIt, Inc. ("TripIt") acquisition, we agreed to pay additional cash consideration of up to $38.3 million to the former shareholders of TripIt on the 30 month anniversary of the closing or at such earlier time as specified in the Agreement (the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the consideration issued at the closing (the “Market Value”) is less than approximately $82.1 million or $100.9 per share (the “Guaranteed Value”), subject to adjustments, we will make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”), subject to certain limited exceptions. Such right to receive the Top-Up Payment will terminate in the event the value of the shares paid at closing increases by approximately $38.3 million to $100.9 per share at any time prior to the Top-Up Payment Date. If shares were sold or transferred before the Top-Up Payment Date, such holders will not be eligible to receive a Top-Up Payment. In addition, certain former shareholders that became employees of Concur will not be eligible to receive a Top-Up Payment if these employees terminate employment with Concur prior to the required service period. The portion of the fair value of the contingent consideration subject to the continued employment requirement is recognized as compensation expense.
Changes in the Top-Up Payment liability since the acquisition date were recorded in the consolidated statements of operations. On a quarterly basis, we re-measure the fair value of the contingent Top-Up Payment and any changes in contingent consideration are recorded in the consolidated statements of operations.
The following table presents a reconciliation of TripIt contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2011:

Balance as of September 30, 2011	$30,972
Total (gains) and losses
Recorded as revaluation of contingent consideration	(2,790)
Recorded as compensation expense	1,915
Balance as of December 31, 2011	$30,097
As of December 31, 2011, the total fair value of the acquisition-related contingent consideration associated with TripIt was $30.9 million, of which $30.1 million is recorded as a liability. The remaining of $0.8 million is compensation related and will be recorded during the remaining requisite service period.
GlobalExpense Contingent Consideration

As part of the GlobalExpense acquisition, we will potentially make additional payments totaling up to £2.0 million in cash, based on the achievement of certain revenue targets related to GlobalExpense's service through September 30, 2012. The following table presents a reconciliation of GlobalExpense contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2011:

Balance as of September 30, 2011	$2,518
Change in fair value, recorded as revaluation of contingent consideration	351
Foreign currency translation	(124)
Balance as of December 31, 2011	$2,745

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the three months ended December 31, 2011, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.
Note 13. Equity and Comprehensive Income (Loss)
The following table shows the changes in equity attributable to both Concur and the noncontrolling interest in our consolidated subsidiary in which we have control, but not total ownership interest.

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2011	$698,655	$1,176	$699,831
Comprehensive Income (loss):
Net income (loss)	(868)	(79)	(947)
Foreign currency translation adjustment	(1,714)	(6)	(1,720)
Net unrealized loss on investments, net of tax	(8)	—	(8)
Comprehensive loss	(2,590)	(85)	(2,675)
Share-based transactions and compensation expense	13,352	—	13,352
Repurchase of common stock	(473)	—	(473)
Equity at December 31, 2011	$708,944	$1,091	$710,035

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2010	$637,826	$—	$637,826
Comprehensive income (loss):
Net income	3,651	—	3,651
Foreign currency translation adjustment	(630)	—	(630)
Net unrealized gain on investments, net of tax	4	—	4
Comprehensive income	3,025	—	3,025
Share-based transactions and compensation expense	8,977	—	8,977
Equity at December 31, 2010	$649,828	$—	$649,828
Note 14. Geographic Data
We market our services and products primarily in the United States and operate in a single industry segment. For the three months ended December 31, 2011 and 2010, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended December 31,
	2011	2010
United States	$84,837	$69,659
Europe	11,728	7,372
Other	3,819	3,204
Total revenues	$100,384	$80,235
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
Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2009, 2010, 2011 and 2012, as “2009,” “2010,” “2011” and “2012.” Throughout this MD&A, where we provide discussion of the three months ended December 31, 2011, and we provide data for the same period in the prior year, we will refer to the prior period as “2010.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.
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
We operate in and report on one segment, which is integrated travel and expense management.
Revenues
Revenues. Revenues consist primarily of fees paid for subscription services. To a much lesser degree, revenues also include the amortization of set-up fees paid to us in connection with subscription services. Revenues are affected by pricing, the number of new customers, customer contract durations and our customer retention rate.
Portions of our revenues are generated from sales made through our referral partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts paid to our referral partners are recognized as sales and marketing expenses. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement and are the primary obligor in the arrangement. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and expenses.
International Revenues. Revenues from customers outside the United States represented 15% of total revenues for the three months ended December 31, 2011, compared to 13% for the same period in the prior year. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets due to our

Etap Acquisition, GlobalExpense Acquisition, our investment in global distribution and increased global awareness of our products. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our total revenues.
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
Results of Operations
Three months ended December 31, 2011 and 2010
Revenues

	Three Months Ended December 31,		Variance Dollars
	2011	2010
Revenues	$100,384	$80,235	$20,149

	Three Months Ended December 31,
	2011	%	2010	%
United States	$84,837	84.5%	$69,659	86.8%
Europe	11,728	11.7%	7,372	9.2%
Other	3,819	3.8%	3,204	4.0%
Total revenues	$100,384	100%	$80,235	100%
Revenues increased 25.1%, or $20.1 million, for the three months ended December 31, 2011, compared to the same period in the prior year. This increase was primarily due to the growth in the number of customers for our subscription services as a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services.
We expect revenues to continue to grow in 2012 as a result of the growing demand for our subscription service offerings and our planned deployments from new business sold in previous quarters.
Cost of Operations

	Three Months Ended December 31,		Variance Dollars
	2011	2010
Cost of operations	$28,970	$22,125	$6,845
Percent of total revenues	28.9%	27.6%
Cost of operations as a percentage of total revenues increased to 28.9% for the three months ended December 31, 2011, compared to 27.6% for the same period in the prior year. Cost of operations increased by 30.9%, or $6.8 million, for the three months ended December 31, 2011, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $4.2 million, an increase of $1.9 million in initial set-up costs that we incur and then amortize in connection with our subscription services, and an increase of $0.5 million in infrastructure and allocated overhead costs, primarily due to increased headcount to support the growing customer base.
We expect cost of operations expenses to trend down as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars in 2012 as we continue to expand our capacity to deploy and support additional new customers.
Sales and Marketing

	Three Months Ended December 31,		Variance Dollars
	2011	2010
Sales and marketing	$40,345	$27,700	$12,645
Percent of total revenues	40.2%	34.5%
Sales and marketing expenses as a percentage of total revenues increased to 40.2% for the three months ended December 31, 2011, compared to 34.5% for the same period in the prior year. Sales and marketing expenses increased by 45.6%, or $12.6 million, for the three months ended December 31, 2011, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $8.4 million, an increase of $2.0 million in customer acquisition costs and amortization of those costs, and an increase of $1.7 million in contingent consideration associated with the TripIt Acquisition that is subject to service requirements (see Note 12 to the consolidated financial statements). These increases were primarily due to additional headcount and adding new customers and increasing penetration within our existing customer base.
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
Systems Development and Programming

	Three Months Ended December 31,		Variance Dollars
	2011	2010
Systems development and programming	$9,723	$7,275	$2,448
Percent of total revenues	9.7%	9.1%
Systems development and programming costs as a percentage of total revenues increased to 9.7% for the three months ended December 31, 2011, compared to 9.1% for the same period in the prior year. Systems development and programming costs increased by 33.6%, or $2.4 million, for the three months ended December 31, 2011, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $1.5 million with an additional $0.2 million of contingent consideration in relation to the TripIt Acquisition that is subject to service requirements (see Note 12 to consolidated financial statements). Furthermore, allocated overhead and infrastructure costs increased by $0.8 million. These increases were primarily due to an increase in headcount in order to upgrade and extend our service offerings and develop new technologies.
In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $3.1 million, from $27.0 million at September 30, 2011, to $30.1 million at December 31, 2011.
We anticipate that recognized systems development and programming costs in 2012 will increase in absolute dollars compared to 2011 as we continue to focus on product innovation and enhancement.
General and Administrative

	Three Months Ended December 31,		Variance Dollars
	2011	2010
General and administrative	$15,167	$12,454	$2,713
Percent of total revenues	15.1%	15.5%
General and administrative expenses as a percentage of total revenues decreased to 15.1% for the three months ended December 31, 2011, compared to 15.5% for the same period in the prior year. General and administrative expenses increased by 21.8%, or $2.7 million, for the three months ended December 31, 2011, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $2.5 million in personnel costs and related expenses. These increases were the result of expenses for additional personnel to support our growth and other general and administrative costs.
We expect the absolute dollar amount of general and administrative expenses to increase in 2012 compared to 2011 due to increases in personnel costs related to the growth of our business.
Revaluation of Contingent Consideration

	Three Months Ended December 31,		Variance Dollars
	2011	2010
Revaluation of contingent consideration	$(2,439)	$—	$(2,439)
Percent of total revenues	(2.4)%	0.0%
Revaluation of contingent consideration consisted of a gain of $2.4 million primarily relating to the TripIt acquisition for the three months ended December 31, 2011. On a quarterly basis, we re-measure the fair value of the contingent consideration associated with the TripIt acquisition and GlobalExpense acquisition. The change in the assumptions applied in the valuation during the current period, primarily the increase in our stock price, resulted in the change in the fair value of the contingent consideration relating to the TripIt acquisition.
Amortization of Intangible Assets

	Three Months Ended December 31,		Variance Dollars
	2011	2010
Amortization of intangible assets	$3,965	$1,720	$2,245
Percent of total revenues	3.9%	2.1%
Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology and trade name and trademarks. Amortization of intangible assets increased for the three months ended December 31, 2011, compared to the same period in the prior year, due to the additional intangible assets acquired in the first quarter and other acquisitions completed in 2011.
Interest Income, Interest Expense, Loss from Equity Investments and Other

	Three Months Ended December 31,		Variance Dollars
	2011	2010
Interest income	$482	$683	$(201)
Interest expense	(4,755)	(4,560)	(195)
Loss from equity investments	(496)	—	(496)
Other, net	(478)	(181)	(297)
Total other expense, net	$(5,247)	$(4,058)	$(1,189)
We record realized gains and losses on fluctuations in exchange rates in the other income (expense) section of the consolidated statements of operations. The loss from equity investments resulted from investments made in privately held companies in 2011. Under the equity method, we record our investment at cost and adjust the carrying amount of the investment to recognize our proportionate share of net income or loss, including adjustments to recognize certain differences between our carrying value and our equity in net assets, into our consolidated statements of operations after the date of investment.
Income Tax Expense

	Three Months Ended December 31,		Variance Dollars
	2011	2010
Income tax (benefit) expense	$353	$1,252	$(899)
Effective tax rate	(59.4)%	25.5%
For the three months ended December 31, 2011, our effective tax rate of (59.4)% differs from the U.S. federal statutory rate primarily due to the relative mix of earnings or losses within the tax jurisdictions in which we operate, losses in tax jurisdictions where we are not able to record a tax benefit, as well as various book expenses which are not deductible for tax purposes.
For the three months ended December 31, 2010, our effective tax rate of 25.5% varies from the statutory rate due to the recognition of a tax benefit resulting from legislation enacted December 17, 2010 retroactively reinstating the research and development tax credit, recognizing income in lower foreign income tax rate jurisdictions, offset in part by a reserve for uncertain tax positions and state income taxes.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We make estimates and judgments in determining income tax expense for financial statement purposes. We also make estimates and judgments in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.
We measure and recognize uncertain tax positions. To recognize such positions we first determine if it is more likely than not that the position will be sustained on audit. We then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Tax positions for Concur and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. We do not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. However, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.
Liquidity and Capital Resources
Our available sources of liquidity as of December 31, 2011, consisted principally of cash, cash equivalents and short-term investments totaling $469.2 million.
Our cash flows were as follows:

	Three Months Ended December 31,
	2011	2010	$ Change
Cash provided by (used in):
Operating activities	$6,357	$10,906	$(4,549)
Investing activities	(128,848)	(15,171)	(113,677)
Financing activities	497	1,092	(595)

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of payment of compensation to employee, payments to vendors directly related to our services, payments under arrangements with third parties who provide hosting infrastructure services in connection with our subscription service offerings, related sales and marketing and administrative costs, cost of operations and systems development and programming costs. The changes in operating cash flows are also impacted by the non-cash expense items such as depreciation, amortization and expense associated with stock-based compensation awards and revaluation of contingent considerations. Net cash provided by operating activities was $6.4 million for the three months ended December 31, 2011, compared to $10.9 million for the same period in the prior year. The decrease in cash provided by operating activities was primarily driven by changes in assets and liabilities of $5.3 million, which was mainly resulted from the increase in accounts receivable from increased billings and a decrease in accrued liabilities attributed to the timing of expenses incurred.
Cash flows in investing activities corresponds with purchases, sales, and maturities of investments, cash outlays for acquisitions, capital expenditures, including leasehold improvements, internal-use software and changes in customer funding liabilities, net of the change in restricted cash. Our investing activities used $128.8 million for the three months ended December 31, 2011, compared to $15.2 million for the same period in the prior year. An additional $39.3 million was used in purchases of investments and cash provided by maturities of investments decreased $18.2 million. Capital expenditures were $7.6 million for the three months ended December 31, 2011, compared to $4.8 million for the same period in the prior year. Furthermore, we completed an asset acquisition during the quarter for $67.3 million (see Note 7 to consolidated financial statements). In addition, we had a decrease in customer funding liabilities, net of changes in restricted cash which resulted in a cash outflow of $11.0 million for the three months ended December 31, 2011, compared to $29.6 million of cash used in the same period in the prior year.
Our financing activities provided $0.5 million for the three months ended December 31, 2011, compared to $1.1 million for the same period in the prior year. Cash provided by financing activities for the three months ended December 31, 2011, was primarily due to proceeds from the exercise of employee stock options and employee stock purchase plan of $1.2 million offset by $0.6 million cash used in repurchase of common stock. There was no repurchase of common stock for the three months ended December 31, 2010.
In March 2010, we issued Notes, Note Hedges and Warrants. The Notes will mature on April 15, 2015, unless converted earlier. All amounts in connection with the Notes, Note Hedges, and Warrants were settled in cash in April 2010. As of December 31, 2011, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For further information, see Note 9 in the consolidated financial statements.
Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 9.0 million shares of our common stock through January 2013. In December 2011, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2015, and increased the number of shares eligible for repurchase by an additional 3.0 million shares to 12.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. During the three months ended December 31, 2011, we repurchased and retired 12.8 shares of our outstanding common stock for a total cost of $0.5 million under this program. As of December 31, 2011, 7.1 million shares remained eligible for repurchase under the Repurchase Program.
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
Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of December 31, 2011.

Years ending September 30,	Senior Convertible Notes, including interest	Operating Leases	Purchase Obligations
2012 (January 1, 2012, through September 30, 2012)	$3,593	$3,658	$2,828
2013	7,188	3,844	3,543
2014	7,188	2,379	1,475
2015	294,687	1,797	354
2016	—	1,265	—
2017 and thereafter	—	225	—
Total	$312,656	$13,168	$8,200
Senior Convertible Notes
As of December 31, 2011, investors may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 9 of the consolidated financial statements.
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
Acquisition related contingent consideration
Contingent consideration is recorded at fair value on our consolidated balance sheet as of the acquisition dates, and remeasured to fair value each reporting period, with any changes in the value recorded as income or expense. As of December 31, 2011, we had accrued $32.8 million for the fair value of the expected contingent consideration payment for the TripIt acquisition and GlobalExpense acquisition.
As part of the TripIt acquisition, we agreed to pay additional cash consideration, if any, to the former shareholders of TripIt on the Top-Up Payment Date.
As part of the GlobalExpense Acquisition, we agreed to pay additional cash consideration, if any, to the former shareholders of GlobalExpense based on achievement of certain revenue targets through September 30, 2012. We agreed to pay such additional consideration, if any, in fiscal 2013.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; such estimates and judgments are periodically re-evaluated. Actual results may differ materially from these estimates under different assumptions, judgments or conditions.

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
Revenue Recognition
We generate our revenues from the delivery of subscription services, and to a much lesser degree, consulting services. We recognize revenues in accordance with accounting standards for software and service companies.
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
Portions of our revenues are generated from sales made through our referral partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts paid to our referral partners are recognized as sales and marketing expenses. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement and are the primary obligor in the arrangement. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and expenses.
Income Taxes
We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.
We measure and recognize uncertain tax positions. To recognize such positions we must first determine if it is more likely than not that the position will be sustained on audit. We must then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. We do not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. However, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.
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
New Accounting Standards
See Note 2 of the notes to consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our market risk during the three months ended December 31, 2011. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended September 30, 2011, filed with the SEC on November 17, 2011.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We generated 92% of our total revenues for the three months ended December 31, 2011 from our travel procurement, expense management, and integrated travel procurement and expense management solutions. We expect these solutions to continue to constitute a large percentage of our total revenues even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.
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
As part of our business strategy, from time to time we invest in or acquire complementary businesses, joint ventures, products or technologies, and we expect that we will make such investments and acquisitions in the future. For example, our most recent business acquisition occurred in July 2011, when we acquired GlobalExpense, a London-based market leader in Web-based end-to-end expense management.
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
Our international operations are an increasingly important part of our business. Customers located outside the United States represented 15% of total revenues for the three months ended December 31, 2011. In addition, a portion of our United States revenue reflects utilization of our services outside of the United States by customers located in the United States. We expect international revenues as a percentage of our total revenues to increase. Our international operations are subject to many difficulties and incremental costs, including:

•	costs to customize our products for foreign markets;

•	foreign currency exchange rate risk;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	different pricing environments;

•	longer sales cycles;

•	greater difficulty in collecting accounts receivable;

•	import and export restrictions and tariffs;

•	adverse tax consequences;

•	potentially weaker protection for our intellectual property than in the United States and practical difficulties in enforcing our rights abroad;

•	regional data privacy laws that apply to the transmission of customer data across international borders;

•	difficulties staffing and managing foreign operations; and

•	regional economic and political conditions.
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
In 2011, we acquired products and services in international markets through our acquisition GlobalExpense Limited and established a Japanese joint venture, Concur Japan. We intend to continue to expand our global sales and marketing activities and enter into relationships with additional international distribution partners. We are in the early stages of developing our distribution channels in markets outside the United States. We may not be able to attract and retain distribution partners that will be able to market our products effectively.
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
We have outstanding indebtedness.
In April 2010, we completed an offering of $287.5 million aggregate principal amount of our senior convertible notes due in 2015, as a result of which we incurred approximately $287.5 million principal amount of indebtedness that we may be required to repurchase at maturity in 2015 or upon the occurrence of fundamental changes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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
In connection with our offering of senior convertible notes due in 2015, we entered into note hedges covering approximately 5.0 million shares of our common stock. We also sold warrants to acquire up to approximately 5.5 million shares of our common stock at an initial strike price of $73.29. The note hedges are intended to reduce the potential economic dilution to our common stock upon conversion of the senior convertible notes. However, the warrants could have a dilutive effect, if the market price per share of our common stock exceeds the strike price of the warrants. The counterparties to our note hedges and warrants are likely to enter into or unwind various derivatives with respect to our common stock, or purchase or sell shares of our common stock or other securities linked to or referencing our common stock in secondary market transactions prior to the maturity of the senior convertible notes. These activities could adversely affect the value of our common stock.

ITEM 6.     EXHIBITS
(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2011, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 7, 2012

CONCUR TECHNOLOGIES, INC.
By	/s/ Francis J. Pelzer V
Francis J. Pelzer V
Chief Financial Officer principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2011, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.