Form 10-Q
period 2012-03-31
CONCUR TECHNOLOGIES INC
filed 2012-05-08
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding as of May 4, 2012: 54,770,055

CONCUR TECHNOLOGIES, INC.
FORM 10-Q
March 31, 2012

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Concur Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues	$108,394	$84,629	$208,778	$164,864
Expenses:
Cost of operations	30,285	23,557	59,255	45,682
Sales and marketing	41,878	38,081	82,223	65,781
Systems development and programming	10,024	9,955	19,747	17,230
General and administrative	16,577	14,143	31,744	26,597
Revaluation of contingent consideration	(1,138)	(1,265)	(3,577)	(1,265)
Amortization of intangible assets	4,634	2,419	8,599	4,139
Total expenses	102,260	86,890	197,991	158,164
Operating income (loss)	6,134	(2,261)	10,787	6,700
Other income (expense):
Interest income	530	622	1,012	1,305
Interest expense	(4,807)	(4,605)	(9,562)	(9,165)
Loss from equity investments	(570)	(7)	(1,066)	(7)
Other, net	55	(57)	(423)	(238)
Total other expense	(4,792)	(4,047)	(10,039)	(8,105)
Income (loss) before income tax	1,342	(6,308)	748	(1,405)
Income tax expense (benefit)	6,305	(3,646)	6,658	(2,394)
Consolidated net income (loss)	(4,963)	(2,662)	(5,910)	989
Less: Loss attributable to noncontrolling interest	125	33	204	33
Net income (loss) attributable to Concur	$(4,838)	$(2,629)	$(5,706)	$1,022
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(0.09)	$(0.05)	$(0.11)	$0.02
Diluted	(0.09)	(0.05)	(0.11)	0.02
Weighted average shares used in computing net income (loss) per share:
Basic	54,524	53,467	54,309	52,950
Diluted	54,524	53,467	54,309	55,112
See notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2012	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$217,400	$370,157
Short-term investments	258,857	185,392
Restricted cash	25	852
Accounts receivable, net of allowance of $1,532 and $1,307	82,169	66,963
Deferred tax assets	17,069	9,831
Deferred costs and other assets	44,495	32,865
Total current assets	620,015	666,060
Non-current assets:
Property and equipment, net	52,346	45,975
Investments	50,360	51,426
Deferred costs and other assets	35,674	35,049
Intangible assets, net	114,750	55,179
Deferred tax assets	9,318	22,970
Goodwill	281,149	279,192
Total assets	$1,163,612	$1,155,851
Liabilities and equity
Current liabilities:
Accounts payable	$10,051	$8,906
Customer funding liabilities	30,224	38,563
Accrued compensation	18,593	25,706
Acquisition-related liabilities	4,386	3,968
Other accrued expenses and liabilities	28,042	23,546
Deferred revenues	63,104	55,888
Total current liabilities	154,400	156,577
Non-current liabilities:
Senior convertible notes, net	245,429	239,461
Deferred rent and other long-term liabilities	462	744
Deferred revenues	16,692	16,381
Acquisition-related contingent consideration	28,816	33,490
Tax liabilities	9,686	9,367
Total liabilities	455,485	456,020
Equity:
Concur stockholders’ equity:
Common stock, $0.001 par value per share	55	54
Authorized shares: 195,000
Shares issued and outstanding: 54,745 and 54,065
Additional paid-in capital	826,278	811,888
Accumulated deficit	(115,985)	(110,279)
Accumulated other comprehensive loss	(3,117)	(3,008)
Total Concur stockholders’ equity	707,231	698,655
Noncontrolling interest	896	1,176
Total equity	708,127	699,831
Total liabilities and equity	$1,163,612	$1,155,851
See notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Operating activities:
Consolidated net income (loss)	$(4,963)	$(2,662)	$(5,910)	$989
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	4,634	2,419	8,599	4,139
Depreciation and amortization of property and equipment	5,743	5,250	11,039	9,806
Accretion of discount and issuance costs on notes	3,010	2,808	5,968	5,568
Provision for (recovery of) doubtful accounts	439	(72)	226	(430)
Share-based compensation	9,832	12,158	21,546	18,703
Revaluation of contingent consideration	(1,138)	(1,265)	(3,577)	(1,265)
Deferred income taxes	6,637	(3,736)	6,721	(2,345)
Excess tax benefits from share-based compensation	(137)	—	(173)	(145)
Loss from equity investments	570	7	1,066	7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,455)	(7,992)	(15,373)	(7,186)
Deferred costs and other assets	(1,889)	(2,103)	(2,911)	(3,298)
Accounts payable	514	256	1,116	(715)
Accrued liabilities	8,172	6,749	(4,358)	(1,206)
Deferred revenues	5,144	4,196	7,491	4,297
Net cash provided by operating activities	25,113	16,013	31,470	26,919
Investing activities:
Purchases of investments	(175,772)	(138,904)	(298,022)	(221,850)
Maturities of investments	138,453	237,436	224,759	341,940
Increase (decrease) in customer funding liabilities, net of changes in restricted cash	3,466	24,915	(7,564)	(4,658)
Investment in and loans to unconsolidated affiliates	—	(40,000)	(6,864)	(42,272)
Capital expenditures	(7,879)	(7,920)	(15,429)	(12,696)
Payments for acquisitions, net of cash acquired	—	(24,000)	(67,460)	(24,108)
Payments of contingent consideration related to Etap Acquisition	(5,275)	—	(5,275)	—
Net cash provided by (used in) investing activities	(47,007)	51,527	(175,855)	36,356
Financing activities:
Equity issuance costs	—	(25)	—	(25)
Investments in consolidated joint venture by noncontrolling interest	—	1,152	—	1,152
Payments on repurchase of common stock	(777)	—	(1,375)	—
Net proceeds from share-based equity award activity	1,029	599	1,671	1,364
Proceeds from employee stock purchase plan activity	627	562	1,160	943
Minimum tax withholding on restricted stock awards	(9,602)	(11,081)	(9,718)	(11,081)
Excess tax benefits from share-based compensation	137	—	173	145
Repayments on capital leases	—	—	—	(199)
Net cash used in financing activities	(8,586)	(8,793)	(8,089)	(7,701)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(8)	311	(283)	448
Net increase (decrease) in cash and cash equivalents	(30,488)	59,058	(152,757)	56,022
Cash and cash equivalents at beginning of period	247,888	326,062	370,157	329,098
Cash and cash equivalents at end of period	$217,400	$385,120	$217,400	$385,120
Supplemental cash flow information:
Cash paid for interest	$—	$—	$3,594	$3,773
Income tax payments (receipts), net	132	(649)	271	(733)
See notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, unless otherwise noted)
(Unaudited)
Note 1. Description of the Company and Basis of Presentation
Throughout these consolidated financial statements Concur Technologies, Inc. is referred to as “Concur,” the "Company," “we,” “us” and “our.” We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2009, 2010, 2011 and 2012, as, “2009,” “2010,” “2011” and “2012.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.
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
Basis of Presentation
These consolidated financial statements include the accounts of Concur and its wholly-owned subsidiaries on a consolidated basis. All intercompany accounts and transactions were eliminated in consolidation. In addition, we established a Japanese joint venture during 2011 and hold a controlling interest (75% voting interest) in Concur (Japan) Ltd., (“Concur Japan”). We recorded a noncontrolling interest in the consolidated statements of operations for the noncontrolling investors’ interests in the operations of Concur Japan. We recorded a noncontrolling interest of $0.9 million and $1.2 million as of March 31, 2012, and September 30, 2011, respectively, in stockholders’ equity.
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
Recently Adopted Accounting Pronouncements

Effective January 2012, we adopted Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), which provides a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The adoption of this guidance did not have a material impact on our consolidated financial statements or related footnotes.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The new guidance will be effective for us with the reporting period beginning October 1, 2012, and will have presentation changes only.
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
Note 3. Net Income (Loss) Per Share
We calculate basic net income (loss) per share by dividing net income (loss) attributable to Concur for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to Concur is computed giving effect to all potential weighted average diluted common stock, including options, restricted stock units, warrants and the senior convertible notes. The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income (loss) attributable to Concur	$(4,838)	$(2,629)	$(5,706)	$1,022
Weighted average number of shares outstanding:
Basic	54,524	53,467	54,309	52,950
Dilutive effect of share-based equity award plans	—	—	—	2,162
Diluted	54,524	53,467	54,309	55,112
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(0.09)	$(0.05)	$(0.11)	$0.02
Diluted	(0.09)	(0.05)	(0.11)	0.02
The weighted average number of shares outstanding used in the computation of basic and diluted income (loss) attributable to Concur per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted income (loss) per share because the effect would have been anti-dilutive:

	Three Months Ended		Six months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Share-based equity awards	3,128	2,604	3,128	—
Senior convertible notes	5,491	5,491	5,491	5,491
Warrant issued as part of senior convertible notes	5,500	5,500	5,500	5,500
Note 4. Property and Equipment
As of the dates specified below, our property and equipment consisted of the following:

	March 31, 2012	September 30, 2011
Land and building	$5,988	$5,972
Leasehold improvements	5,983	5,935
Computer hardware	27,258	23,565
Computer software	67,949	59,039
Furniture and equipment	1,694	1,592
Property and equipment, gross	108,872	96,103
Less: accumulated depreciation	(56,526)	(50,128)
Property and equipment, net	$52,346	$45,975
Depreciation expense totaled $5.7 million and $11.0 million for the three and six months ended March 31, 2012 and $5.3 million and $9.8 million for the same periods in 2011.
Note 5. Investments
Our investment portfolio primarily includes strategic investments in privately-held companies. We account for our strategic investments under either the cost or equity method. Our equity method investment balance is adjusted each period to recognize our proportionate share of net income or loss, including adjustments to recognize certain differences between our carrying value and our equity in net assets. Our total equity and cost method investment balances recorded as of March 31, 2012, and September 30, 2011 were as follows:

	March 31, 2012	September 30, 2011
Equity method investments	$16,494	$17,560
Cost method investments	33,866	33,866
Total investments	$50,360	$51,426
Note 6. Goodwill
The changes in the carrying balance of goodwill for the six months ended March 31, 2012, were as follows:

Balance as of September 30, 2011	$279,192
Addition — Etap Acquisition earn-out (1)	2,697
Other adjustments (2)	(740)
Balance as of March 31, 2012	$281,149

(1) On August 1, 2009, we completed the acquisition of Etap-On-Line (“Etap Acquisition”). The purchase price was subject to specified earn-out provisions to be determined over a three year period ending September 30, 2012. We recorded a $2.7 million earn-out as additional goodwill for the six months ended March 31, 2012.
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

In the fourth quarter of 2011, we completed the acquisition of GlobalExpense Limited (“GlobalExpense Acquisition”) for total cash consideration of $19.2 million. In addition, the estimated fair value of the contingent consideration as of the acquisition date was $2.6 million which was included in the total purchase price. The total preliminary purchase price and the fair value of the contingent consideration were primarily allocated to goodwill of $11.4 million and intangible assets of $10.4 million. The initial purchase price allocation is preliminary as of March 31, 2012, pending finalization of valuation reports and deferred tax calculations. Changes to amounts recorded as assets or liabilities, may result in a corresponding adjustment to goodwill.
Note 7. Intangible Assets
During the first quarter of 2012, we acquired intangible assets and accounted for them as acquisition of assets because the acquired assets did not constitute a business according to the definition of a business under ASC Topic 805, Business Combinations.  We recorded the total acquisition costs, including cash payments for the acquired assets and the related transaction costs, of $67.3 million as an intangible asset.  This amount has been assigned to customer relationships, because the intangible asset consists of a large number of customer contracts for our travel and expense management services that were previously resold to small-to-medium sized businesses by ADP, Inc. under a reseller agreement between us and ADP, Inc.  These customer contracts typically have initial terms of one year or less with automatic renewal, subject to the right of either party to terminate the contract with prior written notice.  The acquired intangible asset has an estimated useful life of nine years, based primarily on our analysis of the historical attrition data for the underlying customer contracts over the past 12 years.
The following table presents our intangible assets as of the dates specified below:

	March 31, 2012			September 30, 2011
Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$2,947	$(672)	$2,275	$2,926	$(457)	$2,469
Technology	25,397	(15,538)	9,859	24,848	(13,117)	11,731
Customer relationships	125,584	(22,968)	102,616	57,995	(17,016)	40,979
Total	$153,928	$(39,178)	$114,750	$85,769	$(30,590)	$55,179
For the three and six months ended March 31, 2012, we recorded amortization expense of $4.6 million and $8.6 million in our consolidated statement of operations, and we recorded amortization expense of $2.4 million and $4.1 million for the same periods in 2011. The following table presents the estimated future amortization expense related to intangible assets held at March 31, 2012:

Years Ended September 30,	Amortization of Intangible Assets
2012 (April 1, 2012, through September 30, 2012)	$9,163
2013	17,649
2014	15,966
2015	15,738
2016	13,384
Thereafter	42,850
Total	$114,750
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
The following table shows the liability component amounts recorded within our consolidated financial statements for the Notes:

	March 31, 2012	September 30, 2011
Principal amount	$287,500	$287,500
Less: note discount	(37,871)	(43,213)
Less: note issuance costs	(4,200)	(4,826)
Senior convertible notes, net	$245,429	$239,461
The following table presents the interest expense recognized related to the Notes for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Contractual interest expense	$1,797	$1,797	$3,594	$3,594
Amortization of debt issuance costs	315	301	626	599
Accretion of debt discount	2,695	2,507	5,342	4,969
	$4,807	$4,605	$9,562	$9,162
Effective interest rate of the liability component	7.73%	7.73%	7.73%	7.73%

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
Note 10. Income Taxes
We base the provision for income taxes in our interim consolidated financial statements on estimated annual effective tax rates in the tax jurisdictions where we operate. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rate, future income tax expense could be materially affected. For the three and six months ended March 31, 2012, our effective tax rates of 469.8% and 890.1% respectively, differ from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit combined with the timing of recognized earnings and losses throughout the year, the relative mix of earnings or losses within the tax jurisdictions in which we operate, and offset in part by the net impact of permanent book to tax differences associated with our acquisition of TripIt, Inc. ("TripIt Acquisition").
For the three and six months ended March 31, 2011, our effective tax rates of 57.8% and 170.4% respectively, varies from the statutory rate due to the nondeductible compensation related to the TripIt Acquisition, nondeductible TripIt Acquisition costs, and partially offset by an increase in R&D development credits and the recognition of a tax benefit resulting from legislation enacted December 17, 2010 retroactively reinstating the research and development tax credit.
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
Note 11. Share-based Compensation
Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units (“RSUs”). As of March 31, 2012, we had 2.4 million shares of common stock reserved for future grants under our Equity Plan, excluding shares of common stock reserved for future issue under our 2008 Employee Stock Purchase Plan. Based on our Equity Plan design, the 2.4 million shares of common stock equates to approximately 1.6 million RSUs reserved for future grants which we generally use as long-term employee incentive and retention tools. We recognize compensation expense for equity awards on a straight line basis over the requisite service period of the award.
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

The following table presents our share-based compensation resulting from equity awards that we recorded in our consolidated statements of operations for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Cost of operations	$1,083	$681	$2,678	$1,334
Sales and marketing	4,786	7,175	10,927	10,536
Systems development and programming	763	2,358	1,994	3,176
General and administrative	3,200	1,944	5,947	3,657
Total share-based compensation	$9,832	$12,158	$21,546	$18,703
Net cash proceeds from the exercise of stock options were $1.0 million and $1.7 million for the three and six months ended March 31, 2012, and $0.6 million and $1.5 million for the same periods in the prior year. For the three month periods ended March 31, 2012 and 2011 and the three month period ended December 31, 2011, we realized a state income tax benefit in APIC from exercises of stock options and vesting of RSUs. We presented excess tax benefits from the exercise of stock options and vesting of RSUs, as financing cash flows and a corresponding reduction in operating cash flows.
The following table presents our stock option activity for the six months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2011	986	$10.50
Exercised	(214)	7.79
Forfeited or expired	—	—
Outstanding as of March 31, 2012	772	11.25	2.98	$35,611
Exercisable as of March 31, 2012	772	$11.25	2.98	$35,611
The total intrinsic value of the options exercised during the six months ended March 31, 2012 and 2011, was $7.2 million and $11.7 million, respectively.
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
The following table presents a summary of RSU award activity for the six months ended March 31, 2012:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2011	2,535	$41.90
Granted	517	58.98
Vested and released	(653)	35.45
Cancelled	(50)	38.89
Outstanding as of March 31, 2012	2,349	$47.52
As of March 31, 2012, we had $68.6 million of total unrecognized share-based compensation costs net of estimated forfeitures that is expected to be recognized over a weighted average period of 1.7 years.
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
We also invest in commercial paper with maturities greater than 90 days but that generally mature within 270 days. Such instruments are classified within Level 2 of the fair value hierarchy.
Our financial assets and liabilities measured at fair value as of March 31, 2012, are summarized below:

	Fair value measurement using			Assets/Liabilities at fair value
	Level 1	Level 2	Level 3
Assets:
Money market accounts (1)	$56,846	$—	$—	$56,846
Commercial paper (2)	—	227,327	—	227,327
Other fixed income securities (2)	—	100,756	—	100,756
Total	$56,846	$328,083	$—	$384,929
Liabilities:
Acquisition-related contingent consideration	$—	$—	$31,899	$31,899
(1) Included in cash and cash equivalents on our consolidated balance sheets.
(2) Included in either cash and cash equivalents or short-term investments on our consolidated balance sheets.
Our financial assets and liabilities measured at fair value as of September 30, 2011, are summarized below:

	Fair value measurement using			Assets/Liabilities at fair value
	Level 1	Level 2	Level 3
Assets:
Money market accounts (1)	$58,336	$—	$—	$58,336
Commercial paper (2)	—	272,583	—	272,583
Other fixed income securities (2)	—	122,785	—	122,785
Total	$58,336	$395,368	$—	$453,704
Liabilities:
Acquisition-related contingent consideration	$—	$—	$33,490	$33,490
(1) Included in cash and cash equivalents on our consolidated balance sheets.
(2) Included in either cash and cash equivalents or short-term investments on our consolidated balance sheets.
Our valuation techniques used to measure the fair values of our money market funds that were classified as Level 1 in the table above were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from our date of purchase and active markets for these instruments exist. Our valuation techniques used to measure the fair values of commercial paper and other fixed income securities that were classified as Level 2 in the table above, generally all of which mature within one year and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments.
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
TripIt Contingent Consideration
As part of the TripIt Acquisition, we agreed to pay contingent cash consideration of up to $38.3 million to the former shareholders of TripIt on the 30 month anniversary of the closing or at such earlier time as specified in the Agreement (the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the consideration issued at the closing (the “Market Value”) is less than approximately $82.1 million or $100.90 per share (the “Guaranteed Value”), subject to adjustments, we will make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”), subject to certain limited exceptions. Such right to receive the Top-Up Payment will terminate in the event the value of the shares paid at closing increases by approximately $38.3 million to $100.90 per share at any time prior to the Top-Up Payment Date. If shares were sold or transferred before the Top-Up Payment Date, such holders will not be eligible to receive a Top-Up Payment. In addition, certain former shareholders that became employees of Concur will not be eligible to receive a Top-Up Payment if these employees terminate employment with Concur prior to the required service period. As of March 31, 2012, the required service period has been met and the full amount of the portion of the fair value of the contingent consideration subject to the continued employment requirement has been recognized as compensation expense.
Changes in the Top-Up Payment liability since the acquisition date were recorded in the consolidated statements of operations. On a quarterly basis, we re-measure the fair value of the contingent Top-Up Payment and any changes in contingent consideration are recorded in the consolidated statements of operations.
The fair value of the cash contingent consideration was estimated using the Monte Carlo simulation approach, which utilizes certain inputs that are unobservable in the market. Key inputs include the expected term, risk free rate, stock price, and volatility of our stock and the strike price of $100.90. A volatility of 40% was used to calculate the fair value of our contingent consideration as of March 31, 2012. Volatility is considered a significant assumption and is based on our historical stock price. Also, the fair value of the contingent consideration is significantly impacted by the changes in our stock price. If the stock price increases (decreases) significantly, the fair value of the contingent consideration will decrease (increase) accordingly. The contingent consideration payment liability is included in acquisition-related contingent considerations on the March 31, 2012 consolidated balance sheet.
The following table presents a reconciliation of TripIt contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2012:

Balance as of September 30, 2011	$30,972
Total (gains) and losses:
Recorded as revaluation of contingent consideration	(4,070)
Recorded as compensation expense	1,914
Balance as of March 31, 2012	$28,816
GlobalExpense Contingent Consideration
As part of the GlobalExpense Acquisition, we will potentially pay contingent cash consideration totaling up to £2.0 million, based on the achievement of certain revenue targets through September 30, 2012. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 96% weighted probability of achieving the earn-out as of March 31, 2012. This liability is short term in nature and is included in the acquisition-related liabilities on the March 31, 2012 consolidated balance sheet. The following table presents a reconciliation of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2012:

Balance as of September 30, 2011	$2,517
Total losses:
Change in fair value, recorded as revaluation of contingent consideration	493
Foreign currency translation	73
Balance as of March 31, 2012	$3,083
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the three and six months ended March 31, 2012, we did not record any impairments on those assets required to be measured at fair value on a nonrecurring basis.
Other Fair Value Disclosures
The fair value of our senior convertible notes is estimated using Level 2 inputs based on quoted market prices in markets that are not active. As of March 31, 2012, the carrying amount and fair value of our senior convertible notes was $245.4 million and $366.7 million, respectively. As of September 30, 2011, the carrying amount and fair value of our senior convertible notes was $239.5 million and $291.3 million, respectively.
Note 13. Equity and Comprehensive Income (Loss)
The following table shows the changes in equity attributable to both Concur and the noncontrolling interest in our consolidated subsidiary in which we have control, but not total ownership interest.

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2011	$698,655	$1,176	$699,831
Comprehensive income (loss):
Net loss	(5,706)	(204)	(5,910)
Foreign currency translation adjustment	(151)	(76)	(227)
Net unrealized gain on investments, net of tax	42	—	42
Comprehensive loss	(5,815)	(280)	(6,095)
Share-based transactions and compensation expense	15,615	—	15,615
Repurchase of common stock	(1,224)	—	(1,224)
Equity at March 31, 2012	$707,231	$896	$708,127

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2010	$637,826	$—	$637,826
Initial investment by noncontrolling interest partners	—	1,225	1,225
Comprehensive income (loss):
Net income (loss)	1,022	(33)	989
Foreign currency translation adjustment	1,444	(24)	1,420
Net unrealized gain on investments, net of tax	19	—	19
Comprehensive income (loss)	2,485	(57)	2,428
Share-based transactions and compensation expense	55,061	—	55,061
Equity at March 31, 2011	$695,372	$1,168	$696,540
Note 14. Geographic Data
We market our services and products primarily in the United States and operate in a single industry segment. For the three and six months ended March 31, 2012 and 2011, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
United States	$91,568	$73,237	$176,405	$142,895
Europe	12,857	8,302	24,585	15,675
Other	3,969	3,090	7,788	6,294
Total revenues	$108,394	$84,629	$208,778	$164,864
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
Legal Matters
On February 15, 2012, an alleged derivative and class action complaint, captioned Deborah A. Collins v. S. Steven Singh, et al., No. 12-2-05878-4-SEA, was filed in the Superior Court of the State of Washington for King County against Concur Technologies, Inc. as a nominal defendant and certain of its directors and executive officers by a plaintiff who claims to be a shareholder.  Plaintiff alleges, among other things, that certain restricted stock units and bonuses granted to officers were improper and subjected Concur to unnecessary tax liability, and that Concur's 2012 proxy statement was false and misleading.  Plaintiff purports to bring both derivative claims on Concur's behalf and a direct claim on behalf of shareholders, and seeks relief including damages, disgorgement, equitable remedies and attorneys' fees and costs.
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
Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” the "Company," “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2009, 2010, 2011 and 2012, as “2009,” “2010,” “2011” and “2012.” Throughout this MD&A, where we provide discussion of the three and six months ended March 31, 2012, and we provide data for the same period in the prior year, we will refer to the prior period as “2011.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.
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
International Revenues. Revenues from customers outside the United States represented 16% of total revenues for the three and six months ended March 31, 2012, compared to 14% and 13% for the same periods in the prior year. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets primarily due to our Etap Acquisition, GlobalExpense Acquisition, our investment in global distribution and increased global awareness of our products. Historically, fluctuations in foreign currency exchange rates have not had a material effect on our total revenues.
Operating Expenses
Cost of Operations. Cost of operations expenses consist primarily of personnel costs and related expenses and allocated overhead costs (including depreciation, occupancy, insurance, telecommunications and computer equipment expenses) associated with employees and contractors who provide our subscription and implementation services. Cost of operations expenses also include co-location and related telecommunications costs, royalties, and amortization of deferred set-up costs that we incur in connection with our subscription services.
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
Results of Operations
Three months ended March 31, 2012 and 2011
Revenues

	Three Months Ended March 31,		Variance Dollars
	2012	2011
Revenues	$108,394	$84,629	$23,765

	Three Months Ended March 31,
	2012	%	2011	%
United States	$91,568	84.4%	$73,237	86.5%
Europe	12,857	11.9%	8,302	9.8%
Other	3,969	3.7%	3,090	3.7%
Total revenues	$108,394	100%	$84,629	100%
Revenues increased 28.1%, or $23.8 million, for the three months ended March 31, 2012, compared to the same period in the prior year. This increase was primarily due to the growth in the number of customers for our subscription services as a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services such as ours.
We expect revenues to continue to grow in 2012 as a result of the growing demand for our subscription service offerings and our planned deployments resulting from business sold in previous quarters.

Cost of Operations

	Three Months Ended March 31,		Variance Dollars
	2012	2011
Cost of operations	$30,285	$23,557	$6,728
Percent of total revenues	27.9%	27.8%
Cost of operations increased by 28.6%, or $6.7 million, for the three months ended March 31, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $4.3 million and an increase of $1.7 million in initial set-up costs that we incur and then amortize in connection with our subscription services. The increase in personnel costs and related expenses is primarily due to an increase in headcount of approximately 60% to support our growing customer base.
We expect cost of operations expenses to trend down as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will continue to increase in absolute dollars in 2012 as we continue to expand our capacity to deploy and support additional new customers.
Sales and Marketing

	Three Months Ended March 31,		Variance Dollars
	2012	2011
Sales and marketing	$41,878	$38,081	$3,797
Percent of total revenues	38.6%	45.0%
Sales and marketing expenses as a percentage of total revenues decreased to 38.6% for the three months ended March 31, 2012, compared to 45.0% for the same period in the prior year. Sales and marketing expenses increased by 10.0%, or $3.8 million, for the three months ended March 31, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $2.7 million, offset by a decrease of $1.8 million in contingent consideration associated with the TripIt Acquisition that is subject to service requirements (see Note 12 to the consolidated financial statements). Additionally, customer acquisition costs and amortization of those costs increased by $1.9 million and advertising costs increased by $0.7 million. Overall increases were primarily due to a headcount increase of approximately 30% to add new customers and increase penetration within our existing customer base.
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
Systems Development and Programming

	Three Months Ended March 31,		Variance Dollars
	2012	2011
Systems development and programming	$10,024	$9,955	$69
Percent of total revenues	9.2%	11.8%
Systems development and programming costs as a percentage of total revenues decreased to 9.2% for the three months ended March 31, 2012, compared to 11.8% for the same period in the prior year. Systems development and programming costs remained flat for the three months ended March 31, 2012, compared to the same period in the prior year.
In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $2.2 million, from $30.1 million at December 31, 2011, to $32.3 million at March 31, 2012.
We anticipate that recognized systems development and programming costs in 2012 will increase in absolute dollars compared to 2011 as we continue to focus on product innovation and enhancement.

General and Administrative

	Three Months Ended March 31,		Variance Dollars
	2012	2011
General and administrative	$16,577	$14,143	$2,434
Percent of total revenues	15.3%	16.7%
General and administrative expenses as a percentage of total revenues decreased to 15.3% for the three months ended March 31, 2012, compared to 16.7% for the same period in the prior year. General and administrative expenses increased by 17.2%, or $2.4 million, for the three months ended March 31, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $3.2 million in personnel costs and related expenses and an increase in allocated overhead and infrastructure costs of $0.9 million, offset by a decrease of $2.2 million in professional fees mainly attributable to the timing of acquisitions, litigation and other related costs. The increases in personnel related expenses were primarily the result of a headcount increase of approximately 20% to support our growth and other general and administrative costs.
We expect the absolute dollar amount of general and administrative expenses to continue to increase in 2012 compared to 2011 due to increases in personnel costs related to the growth of our business.
Revaluation of Contingent Consideration

	Three Months Ended March 31,		Variance Dollars
	2012	2011
Revaluation of contingent consideration	$(1,138)	$(1,265)	$127
Percent of total revenues	(1.0)%	(1.5)%
Revaluation of contingent consideration consisted of a gain of $1.1 million primarily relating to the TripIt Acquisition for the three months ended March 31, 2012 compared to a gain of $1.3 million for same period in the prior year. The change in the assumptions applied in the valuation during the current period, primarily the increase in our stock price, resulted in the change in the amount of the gain during each respective period.
Amortization of Intangible Assets

	Three Months Ended March 31,		Variance Dollars
	2012	2011
Amortization of intangible assets	$4,634	$2,419	$2,215
Percent of total revenues	4.3%	2.9%
Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology and trade name and trademarks. Amortization of intangible assets increased for the three months ended March 31, 2012, compared to the same period in the prior year, due to the additional intangible assets acquired in the first quarter of 2012 and other acquisitions completed in 2011.
Interest Income, Interest Expense, Loss from Equity Investments and Other

	Three Months Ended March 31,		Variance Dollars
	2012	2011
Interest income	$530	$622	$(92)
Interest expense	(4,807)	(4,605)	(202)
Loss from equity investments	(570)	(7)	(563)
Other, net	55	(57)	112
Total other expense, net	$(4,792)	$(4,047)	$(745)
The loss from equity investments resulted from investments made in privately held companies. Under the equity method,

we record our investment at cost and adjust the carrying amount of the investment to recognize our proportionate share of net income or loss, including adjustments to recognize certain differences between our carrying value and our equity in net assets, into our consolidated statements of operations after the date of investment.
Income Tax Expense

	Three Months Ended March 31,		Variance Dollars
	2012	2011
Income tax (benefit) expense	$6,305	$(3,646)	$9,951
Effective tax rate	469.8%	57.8%
For the three months ended March 31, 2012, our effective tax rate of 469.8% differs from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit combined with the timing of recognized earnings and losses throughout the year, the relative mix of earnings or losses within the tax jurisdictions in which we operate, and offset in part by the net impact of permanent book to tax differences associated with the TripIt Acquisition.
For the three months ended March 31, 2011, our effective tax rate of 57.8% varies from the statutory rate due to the nondeductible compensation related to the TripIt Acquisition, nondeductible TripIt Acquisition costs, and partially offset by an increase in R&D development credits and the recognition of a tax benefit resulting from legislation enacted December 17, 2010 retroactively reinstating the research and development tax credit.
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
Six months ended March 31, 2012 and 2011
Revenues

	Six Months Ended March 31,		Variance Dollars
	2012	2011
Revenues	$208,778	$164,864	$43,914

	Six Months Ended March 31,
	2012	%	2011	%
United States	$176,405	84.5%	$142,895	86.7%
Europe	24,585	11.8%	15,675	9.5%
Other	7,788	3.7%	6,294	3.8%
Total revenues	$208,778	100%	$164,864	100%
Revenues increased 26.6%, or $43.9 million, for the six months ended March 31, 2012, compared to the same period in the prior year. This increase was primarily due to the growth in the number of customers for our subscription services as a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services such as ours.
We expect revenues to continue to grow in 2012 as a result of the growing demand for our subscription service offerings and our planned deployments from new business sold in previous quarters.
Cost of Operations

	Six Months Ended March 31,		Variance Dollars
	2012	2011
Cost of operations	$59,255	$45,682	$13,573
Percent of total revenues	28.4%	27.7%
Cost of operations increased by 29.7%, or $13.6 million, for the six months ended March 31, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $8.6 million, an increase of $3.6 million in initial set-up costs that we incur and then amortize in connection with our subscription services, and an increase of $0.9 million in infrastructure and allocated overhead costs. The increase in personnel costs and related expenses is primarily due to increased headcount of approximately 50% to support our growing customer base.
We expect cost of operations expenses to trend down as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will continue to increase in absolute dollars in 2012 as we continue to expand our capacity to deploy and support additional new customers.
Sales and Marketing

	Six Months Ended March 31,		Variance Dollars
	2012	2011
Sales and marketing	$82,223	$65,781	$16,442
Percent of total revenues	39.4%	39.9%
Sales and marketing expenses increased by 25.0%, or $16.4 million, for the six months ended March 31, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $11.2 million, an increase of $3.9 million in customer acquisition costs and amortization of those costs, and an increase of $0.9 million in advertising costs. These increases were primarily due to additional headcount of approximately 30% and adding new customers and increasing penetration within our existing customer base.
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
Systems Development and Programming

	Six Months Ended March 31,		Variance Dollars
	2012	2011
Systems development and programming	$19,747	$17,230	$2,517
Percent of total revenues	9.5%	10.5%
Systems development and programming costs as a percentage of total revenues decreased to 9.5% for the six months ended March 31, 2012, compared to 10.5% for the same period in the prior year. Systems development and programming costs increased by 14.6%, or $2.5 million, for the six months ended March 31, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $0.8 million and an increase of $1.7 million in allocated overhead and infrastructure costs. These increases were primarily due to an increase in depreciation costs as we upgrade and extend our service offerings and develop new technologies.
In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $5.3 million, from $27.0 million at September 30, 2011, to $32.3 million at March 31, 2012.
We anticipate that recognized systems development and programming costs in 2012 will increase in absolute dollars compared to 2011 as we continue to focus on product innovation and enhancement.
General and Administrative

	Six Months Ended March 31,		Variance Dollars
	2012	2011
General and administrative	$31,744	$26,597	$5,147
Percent of total revenues	15.2%	16.1%
General and administrative expenses increased by 19.4%, or $5.1 million, for the six months ended March 31, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $5.6 million in personnel costs and related expenses and an increase of $1.4 million in allocated overhead and infrastructure costs, offset by a decrease of $2.4 million in professional fees mainly attributable to acquisitions, litigation and other related costs. These increases were the result of expenses for additional personnel as we increased headcount by approximately 20% to support our growth.
We expect the absolute dollar amount of general and administrative expenses to continue to increase in 2012 compared to 2011 due to increases in personnel costs related to the growth of our business.
Revaluation of Contingent Consideration

	Six Months Ended March 31,		Variance Dollars
	2012	2011
Revaluation of contingent consideration	$(3,577)	$(1,265)	$(2,312)
Percent of total revenues	(1.7)%	(0.8)%
Revaluation of contingent consideration consisted of a gain of $3.6 million primarily relating to the TripIt Acquisition for the six months ended March 31, 2012 compared to a gain of $1.3 million for the prior year period. The change in the assumptions applied in the valuation during the current period, primarily the increase in our stock price, resulted in the change in the amount of the gain during each respective period.
Amortization of Intangible Assets

	Six Months Ended March 31,		Variance Dollars
	2012	2011
Amortization of intangible assets	$8,599	$4,139	$4,460
Percent of total revenues	4.1%	2.5%
Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology and trade name and trademarks. Amortization of intangible assets increased $4.5 million for the six months ended March 31, 2012, compared to the same period in the prior year, due to the additional intangible assets acquired in the first quarter of 2012 and other acquisitions completed in 2011.
Interest Income, Interest Expense, Loss from Equity Investments and Other

	Six Months Ended March 31,		Variance Dollars
	2012	2011
Interest income	$1,012	$1,305	$(293)
Interest expense	(9,562)	(9,165)	(397)
Loss from equity investments	(1,066)	(7)	(1,059)
Other, net	(423)	(238)	(185)
Total other expense, net	$(10,039)	$(8,105)	$(1,934)
The loss from equity investments resulted from investments made in privately held companies. Under the equity method, we record our investment at cost and adjust the carrying amount of the investment to recognize our proportionate share of net income or loss, including adjustments to recognize certain differences between our carrying value and our equity in net assets, into our consolidated statements of operations after the date of investment.

Income Tax Expense

	Six Months Ended March 31,		Variance Dollars
	2012	2011
Income tax (benefit) expense	$6,658	$(2,394)	$9,052
Effective tax rate	890.1%	170.4%
For the six months ended March 31, 2012, our effective tax rate of 890.1% differs from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit combined with the timing of recognized earnings and losses throughout the year, the relative mix of earnings or losses within the tax jurisdictions in which we operate, and offset in part by the net impact of permanent book to tax differences associated with the TripIt Acquisition.
For the six months ended March 31, 2011, our effective tax rate of 170.4% varies from the statutory rate due to the nondeductible compensation related to the TripIt Acquisition, nondeductible TripIt Acquisition costs, and partially offset by an increase in R&D development credits and the recognition of a tax benefit resulting from legislation enacted December 17, 2010 retroactively reinstating the research and development tax credit.
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
Liquidity and Capital Resources
Our available sources of liquidity as of March 31, 2012, consisted principally of cash, cash equivalents and short-term investments totaling $476.3 million.
Our cash flows were as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2012	2011	$ Change	2012	2011	$ Change
Cash provided by (used in):
Operating activities	$25,113	$16,013	$9,100	$31,470	$26,919	$4,551
Investing activities	(47,007)	51,527	(98,534)	(175,855)	36,356	(212,211)
Financing activities	(8,586)	(8,793)	207	(8,089)	(7,701)	(388)
Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of payments of compensation to employees, payments to vendors directly related to our services, related sales and marketing and administrative costs, costs of operations and systems development and programming costs. The changes in operating cash flows are also impacted by the non-cash expense items such as depreciation, amortization and expense associated with stock-based compensation awards and revaluation of contingent considerations. Net cash provided by operating activities was $25.1 million for the three months ended March 31, 2012, compared to $16.0 million for the same period in the prior year. Net cash provided by operating activities for the six months ended March 31, 2012 was $31.5 million compared to $26.9 million for the same period in 2011.
Cash flows in investing activities corresponds with purchases, sales, and maturities of investments, cash outlays for acquisitions, capital expenditures, including leasehold improvements, internal-use software and changes in customer funding liabilities, net of the change in restricted cash. Our investing activities used $47.0 million for the three months ended March 31, 2012, compared to cash provided of $51.5 million for the same period in the prior year. This was primarily due an increase in investment purchases and fewer investments reaching maturity during the period.
Our investing activities used $175.9 million for the six months ended March 31, 2012, compared to cash provided of $36.4 million for the same period in the prior year. This was primarily due to net purchases of our short-term investments of $73.3 million for the six months ended March 31, 2012, compared to $120.1 million provided from net maturities of our short-term investments for the same period in the prior year. Additionally, we used $72.7 million in payments related to acquisitions for the six months ended March 31, 2012, compared to $24.1 million for the same period in the prior year.
Our financing activities used $8.6 million for the three months ended March 31, 2012, compared to $8.8 million for the same period in the prior year. Cash used by financing activities for the three months ended March 31, 2012, primarily relates to $9.6 million in tax withholdings on restricted stock awards, as compared to $11.1 million for the same period in the prior year.
Financing activities used $8.1 million for the six months ended March 31, 2012, compared to $7.7 million for the same period in the prior year. Cash used by financing activities for the six months ended March 31, 2012, primarily relates to $9.7 million in tax withholdings on restricted stock awards, as compared to $11.1 million for the same period in the prior year.
In March 2010, we issued Notes, Note Hedges and Warrants. The Notes will mature on April 15, 2015, unless converted earlier. All amounts in connection with the Notes, Note Hedges, and Warrants were settled in cash in April 2010. As of March 31, 2012, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For further information, see Note 9 in the consolidated financial statements.
Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 9.0 million shares of our common stock through January 2013. In December 2011, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2015, and increased the number of shares eligible for repurchase by an additional 3.0 million shares to 12.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. During the three and six months ended March 31, 2012, we repurchased 13.8 shares and 26.6 shares of our outstanding common stock for a total cost of $0.7 million and $1.2 million under this program. There were no share repurchases for the same periods in prior year. As of March 31, 2012, 7.1 million shares remained eligible for repurchase under the Repurchase Program.
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
Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of March 31, 2012.

Years Ended September 30,	Senior Convertible Notes, including interest	Operating Leases	Purchase Obligations
2012 (April 1, 2012 through September 30, 2012)	$3,593	$2,564	$2,179
2013	7,188	4,206	3,732
2014	7,188	2,671	1,475
2015	294,687	1,816	354
2016	—	1,284	—
2017 and thereafter	—	—	—
Total	$312,656	$12,541	$7,740
Senior Convertible Notes
As of March 31, 2012, investors may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 9 of the consolidated financial statements.
Operating Leases
We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. The lease agreement for our headquarters in

Redmond, Washington provides for an eight-year term with an option to renew for an additional five years. We do not include amounts for certain operating expenses under these leases such as common area maintenance. We also lease office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, Texas and Virginia, and internationally in Australia, China (Hong Kong), Czech Republic, France, Germany, India, Italy, Mexico, Netherlands, Philippines, Singapore, Japan and the United Kingdom.
Purchase Obligations
We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding. Future obligations are based on contracted commitments.
Acquisition related contingent consideration
Contingent consideration is recorded at fair value on our consolidated balance sheet as of the acquisition dates, and remeasured to fair value each reporting period, with any changes in the value recorded as income or expense. As of March 31, 2012, we had accrued $31.9 million for the fair value of the expected contingent consideration payment for the TripIt Acquisition and GlobalExpense Acquisition.
As part of the TripIt Acquisition, we agreed to pay additional cash consideration, if any, to the former shareholders of TripIt on the Top-Up Payment Date.
As part of the GlobalExpense Acquisition, we agreed to pay additional cash consideration, if any, to the former shareholders of GlobalExpense Limited based on achievement of certain revenue targets through September 30, 2012. We agreed to pay such additional consideration, if any, in fiscal 2013.
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
Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred until the customer begins service and is recognized ratably over the expected lives of the customer relationships, which generally range from three to five years. In addition to set-up fees, our deferred revenue balances include subscription fees paid in advance of their recognition.
Consulting services consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. In determining whether the consulting services can be accounted for separately from subscription revenue, we primarily consider the timing of when the consulting contract was signed in comparison to the subscription service start date. Consulting services that are sold with the subscription service are recognized ratably over the expected lives of the customer relationships. Consulting services that are sold after the initial contract are typically fixed fee contracts and are recognized as revenue upon delivery. We also sell consulting services under milestone or time and materials based contracts and, in such cases, recognize consulting revenues as milestones are completed and services are delivered.
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
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our market risk during the three months ended March 31, 2012. For additional information, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in Part II of our Annual Report on Form 10-K for the year ended September 30, 2011, filed with the SEC on November 17, 2011.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
On February 15, 2012, an alleged derivative and class action complaint, captioned Deborah A. Collins v. S. Steven Singh, et al., No. 12-2-05878-4-SEA, was filed in the Superior Court of the State of Washington for King County against Concur Technologies, Inc. as a nominal defendant and certain of its directors and executive officers by a plaintiff who claims to be a shareholder.  Plaintiff alleges, among other things, that certain restricted stock units and bonuses granted to officers were improper and subjected Concur to unnecessary tax liability, and that Concur's 2012 proxy statement was false and misleading.  Plaintiff purports to bring both derivative claims on Concur's behalf and a direct claim on behalf of shareholders, and seeks relief including damages, disgorgement, equitable remedies and attorneys' fees and costs.
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
We generated 92% of our total revenues for the three months ended March 31, 2012 from our travel procurement, expense management, and integrated travel procurement and expense management solutions. We expect these solutions to continue to constitute a large percentage of our total revenues even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.
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
As part of our business strategy, from time to time we invest in or acquire complementary businesses, joint ventures, products or technologies, and we expect that we will make such investments and acquisitions in the future. For example, in July 2011, we acquired GlobalExpense Limited, a London-based market leader in Web-based end-to-end expense management.
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
Our international operations are an increasingly important part of our business. Customers located outside the United States represented 16% of total revenues for the three months ended March 31, 2012. In addition, a portion of our United States revenue reflects utilization of our services outside of the United States by customers located in the United States. We expect international revenues as a percentage of our total revenues to increase. Our international operations are subject to many difficulties and incremental costs, including:

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

ITEM 6.     EXHIBITS
(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 8, 2012

CONCUR TECHNOLOGIES, INC.
By	/s/ Francis J. Pelzer V
Francis J. Pelzer V
Chief Financial Officer principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.