Form 10-Q
period 2012-06-30
CONCUR TECHNOLOGIES INC
filed 2012-08-07
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding as of August 3, 2012: 54,985,468

CONCUR TECHNOLOGIES, INC.
FORM 10-Q
June 30, 2012

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Concur Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$113,167	$89,469	$321,945	$254,333
Expenses:
Cost of operations	32,033	25,651	91,288	71,333
Sales and marketing	45,217	36,694	127,440	102,475
Systems development and programming	11,713	8,352	31,460	25,582
General and administrative	18,767	11,579	50,511	38,176
Revaluation of contingent consideration	(3,281)	2,675	(6,858)	1,410
Amortization of intangible assets	5,177	2,723	13,776	6,862
Total expenses	109,626	87,674	307,617	245,838
Operating income	3,541	1,795	14,328	8,495
Other income (expense):
Interest income	516	443	1,528	1,748
Interest expense	(4,859)	(4,654)	(14,421)	(13,819)
Loss from equity investments	(982)	(210)	(2,048)	(217)
Other, net	(600)	(75)	(1,023)	(313)
Total other expense	(5,925)	(4,496)	(15,964)	(12,601)
Loss before income tax	(2,384)	(2,701)	(1,636)	(4,106)
Income tax benefit	(9,148)	(4,928)	(2,490)	(7,322)
Consolidated net income	6,764	2,227	854	3,216
Less: Loss attributable to noncontrolling interest	142	39	346	72
Net income attributable to Concur	$6,906	$2,266	$1,200	$3,288
Net income per share attributable to Concur common stockholders:
Basic	$0.13	$0.04	$0.02	$0.06
Diluted	0.12	0.04	0.02	0.06
Weighted average shares used in computing net income per share:
Basic	54,778	53,936	54,465	53,278
Diluted	57,500	55,758	56,631	55,354
See notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2012	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$237,816	$370,157
Short-term investments	243,421	185,392
Restricted cash	—	852
Accounts receivable, net of allowance of $1,662 and $1,307	84,808	66,963
Deferred tax assets	9,515	9,831
Deferred costs and other assets	44,919	32,865
Total current assets	620,479	666,060
Non-current assets:
Property and equipment, net	53,201	45,975
Investments	61,380	51,426
Deferred costs and other assets	38,894	35,049
Intangible assets, net	109,861	55,179
Deferred tax assets	27,181	22,970
Goodwill	279,370	279,192
Total assets	$1,190,366	$1,155,851
Liabilities and equity
Current liabilities:
Accounts payable	$10,318	$8,906
Customer funding liabilities	29,269	38,563
Accrued compensation	23,133	25,706
Acquisition-related liabilities	4,331	3,968
Other accrued expenses and liabilities	26,680	23,546
Deferred revenues	67,223	55,888
Total current liabilities	160,954	156,577
Non-current liabilities:
Senior convertible notes, net	248,491	239,461
Deferred rent and other long-term liabilities	321	744
Deferred revenues	15,976	16,381
Acquisition-related contingent consideration	23,440	33,490
Tax liabilities	9,473	9,367
Total liabilities	458,655	456,020
Equity:
Concur stockholders’ equity:
Common stock, $0.001 par value per share	55	54
Authorized shares: 195,000
Shares issued and outstanding: 54,812 and 54,065
Additional paid-in capital	845,325	811,888
Accumulated deficit	(109,079)	(110,279)
Accumulated other comprehensive loss	(5,378)	(3,008)
Total Concur stockholders’ equity	730,923	698,655
Noncontrolling interest	788	1,176
Total equity	731,711	699,831
Total liabilities and equity	$1,190,366	$1,155,851
See notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating activities:
Consolidated net income	$6,764	$2,227	$854	$3,216
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Amortization of intangible assets	5,177	2,723	13,776	6,862
Depreciation and amortization of property and equipment	5,981	5,049	17,020	14,855
Accretion of discount and issuance costs on notes	3,062	2,857	9,030	8,425
Provision for (recovery of) doubtful accounts	129	(141)	355	(571)
Share-based compensation	17,528	6,151	39,074	24,854
Revaluation of contingent consideration	(3,281)	2,675	(6,858)	1,410
Deferred income taxes	(10,289)	(5,013)	(3,568)	(7,358)
Excess tax benefits from share-based compensation	(191)	(56)	(364)	(201)
Loss from equity investments	982	210	2,048	217
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,291)	(3,319)	(18,664)	(10,505)
Deferred costs and other assets	(3,194)	(3,539)	(6,105)	(6,837)
Accounts payable	(1,147)	7	(31)	(708)
Accrued liabilities	3,033	3,855	(1,325)	2,649
Deferred revenues	3,848	2,658	11,339	6,955
Net cash provided by operating activities	25,111	16,344	56,581	43,263
Investing activities:
Purchases of investments	(144,102)	(113,403)	(442,124)	(335,253)
Maturities of investments	159,479	118,088	384,238	460,028
Increase (decrease) in customer funding liabilities, net of changes in restricted cash	(897)	1,830	(8,461)	(2,828)
Investment in and loans to unconsolidated affiliates	(12,002)	(999)	(18,866)	(43,271)
Acquisition funds held at trust	—	(19,471)	—	(19,471)
Capital expenditures	(7,166)	(8,241)	(22,595)	(20,937)
Payments for acquisitions, net of cash acquired	(806)	(89)	(68,266)	(24,197)
Payments of contingent consideration related to Etap Acquisition	—	—	(5,275)	—
Net cash provided by (used in) investing activities	(5,494)	(22,285)	(181,349)	14,071
Financing activities:
Investments in consolidated joint venture by noncontrolling interest	—	—	—	1,152
Payments on repurchase of common stock	(76)	—	(1,451)	—
Net proceeds from share-based equity award activity	393	267	2,064	1,631
Proceeds from employee stock purchase plan activity	557	456	1,717	1,374
Minimum tax withholding on restricted stock awards	—	(13)	(9,718)	(11,094)
Excess tax benefits from share-based compensation	191	56	364	201
Repayments on capital leases	—	—	—	(199)
Net cash provided by (used in) financing activities	1,065	766	(7,024)	(6,935)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(266)	250	(549)	698
Net increase (decrease) in cash and cash equivalents	20,416	(4,925)	(132,341)	51,097
Cash and cash equivalents at beginning of period	217,400	385,120	370,157	329,098
Cash and cash equivalents at end of period	$237,816	$380,195	$237,816	$380,195
Supplemental cash flow information:
Cash paid for interest	$3,594	$3,594	$7,188	$7,367
Income tax payments (receipts), net	$126	$(175)	$397	$(908)
See notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, unless otherwise noted)
(Unaudited)
Note 1. Description of the Company and Basis of Presentation
Throughout these consolidated financial statements Concur Technologies, Inc. is referred to as “Concur,” the "Company," “we,” “us” and “our.” We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2010, 2011 and 2012, as, “2010,” “2011” and “2012.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.
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
Basis of Presentation
These consolidated financial statements include the accounts of Concur and its wholly-owned subsidiaries on a consolidated basis. All intercompany accounts and transactions were eliminated in consolidation. In addition, we established a Japanese joint venture during 2011 and hold a controlling interest (75% voting interest) in Concur (Japan) Ltd., (“Concur Japan”). We recorded a noncontrolling interest in the consolidated statements of operations for the noncontrolling investors’ interests in the operations of Concur Japan. We recorded a noncontrolling interest of $0.8 million and $1.2 million as of June 30, 2012, and September 30, 2011, respectively, in stockholders’ equity.
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
Note 3. Net Income Per Share
We calculate basic net income per share by dividing net income attributable to Concur for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to Concur is computed giving effect to all potential weighted average diluted common stock, including options, restricted stock units, warrants and the senior convertible notes, using the treasury stock method.
The computation of basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income attributable to Concur	$6,906	$2,266	$1,200	$3,288
Weighted average number of shares outstanding:
Basic	54,778	53,936	54,465	53,278
Dilutive effect of share-based equity awards	1,955	1,822	1,952	2,076
Dilutive effect of senior convertible notes	767	—	214	—
Diluted	57,500	55,758	56,631	55,354
Net income per share attributable to Concur common stockholders:
Basic	$0.13	$0.04	$0.02	$0.06
Diluted	0.12	0.04	0.02	0.06
The following table presents shares of potential common stock outstanding for the three and nine months ended June 30, 2012 that were excluded from the computation of diluted net income per share because the effect of these shares in the computation of diluted net income per share would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Senior convertible notes	—	5,491	—	5,491
Warrants associated with the senior convertible notes	5,491	5,491	5,491	5,491
Under the treasury stock method, the senior convertible notes will generally not have a dilutive impact on net income per share until the average stock price for the period exceeds the conversion price for the senior convertible notes.
We also have entered into the note hedge transactions (“Note Hedges”) with respect to our common stock (discussed in Note 9), to minimize the impact of potential economic dilution upon conversion of the senior convertible notes. The Note Hedges were outstanding during the three and nine months ended June 30, 2012 and 2011. Since the beneficial impact of the Note Hedges is anti-dilutive, it is excluded from the calculation of diluted net income per share.
Note 4. Property and Equipment
As of the dates specified below, our property and equipment consisted of the following:

	June 30, 2012	September 30, 2011
Land and building	$5,988	$5,972
Leasehold improvements	5,966	5,935
Computer hardware	27,607	23,565
Computer software	71,487	59,039
Furniture and equipment	1,702	1,592
Property and equipment, gross	112,750	96,103
Less: accumulated depreciation	(59,549)	(50,128)
Property and equipment, net	$53,201	$45,975
Depreciation expense totaled $6.0 million and $17.0 million for the three and nine months ended June 30, 2012 and $5.0 million and $14.9 million for the same periods in 2011.
Note 5. Investments
Our investment portfolio primarily includes strategic investments in privately-held companies. We account for our strategic investments under either the cost or equity method. Our equity method investment balance is adjusted each period to recognize our proportionate share of net income or loss, including adjustments to recognize certain differences between our carrying value and our equity in net assets. In April 2012, we exercised our warrant to purchase an additional 1.5 million shares of preferred stock in ClearTrip, Inc. for a total of $12.0 million. The additional shares of preferred stock have been accounted for under the cost method.
Our total equity and cost method investment balances recorded as of June 30, 2012, and September 30, 2011, were as follows:

	June 30, 2012	September 30, 2011
Equity method investments	$15,512	$17,560
Cost method investments	45,868	33,866
Total investments	$61,380	$51,426
Note 6. Goodwill
The changes in the carrying balance of goodwill for the nine months ended June 30, 2012, were as follows:

Balance as of September 30, 2011	$279,192
Addition — Etap Acquisition earn-out (1)	2,697
Other adjustments (2)	(2,519)
Balance as of June 30, 2012	$279,370

(1) On August 1, 2009, we completed the acquisition of Etap-On-Line (“Etap Acquisition”). The purchase price was subject to specified earn-out provisions to be determined over a three year period ending September 30, 2012. We recorded a $2.7 million earn-out as additional goodwill for the nine months ended June 30, 2012.
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
In the fourth quarter of 2011, we completed the acquisition of GlobalExpense Limited (“GlobalExpense Acquisition”) for total cash consideration of $19.2 million. In addition, the estimated fair value of the contingent consideration as of the acquisition date was $2.6 million which was included in the total purchase price. The total preliminary purchase price and the fair value of the contingent consideration were primarily allocated to goodwill of $11.4 million and intangible assets of $10.4 million. The initial purchase price allocation is preliminary as of June 30, 2012, pending finalization of valuation reports and deferred tax calculations. Changes to amounts recorded as assets or liabilities, may result in a corresponding adjustment to goodwill.
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
The following table presents our intangible assets as of the dates specified below:

	June 30, 2012			September 30, 2011
Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$2,910	$(759)	$2,151	$2,926	$(457)	$2,469
Technology	25,282	(17,105)	8,177	24,848	(13,117)	11,731
Customer relationships	125,806	(26,273)	99,533	57,995	(17,016)	40,979
Total	$153,998	$(44,137)	$109,861	$85,769	$(30,590)	$55,179
For the three and nine months ended June 30, 2012, we recorded amortization expense of $5.2 million and $13.8 million in our consolidated statement of operations, and we recorded amortization expense of $2.7 million and $6.9 million for the same periods in 2011. The increase in amortization expense is primarily due to the increased intangible asset base through acquisitions. The following table presents the estimated future amortization expense related to intangible assets held at June 30, 2012:

Years Ended September 30,	Amortization of Intangible Assets
2012 (July 1, 2012, through September 30, 2012)	$4,459
2013	17,278
2014	15,878
2015	15,772
2016	13,418
Thereafter	43,056
Total	$109,861

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
The following table shows the liability component amounts recorded within our consolidated financial statements for the Notes:

	June 30, 2012	September 30, 2011
Principal amount	$287,500	$287,500
Less: note discount	(35,127)	(43,213)
Less: note issuance costs	(3,882)	(4,826)
Senior convertible notes, net	$248,491	$239,461

The following table presents the interest expense recognized related to the Notes for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Contractual interest expense	$1,797	$1,797	$5,391	$5,391
Amortization of debt issuance costs	318	304	944	904
Accretion of debt discount	2,744	2,553	8,086	7,522
	$4,859	$4,654	$14,421	$13,817
Effective interest rate of the liability component	7.73%	7.73%	7.73%	7.73%
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
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into Note Hedges with respect to our common stock. We paid $60.1 million for the Note Hedges. The Note Hedges cover approximately 5.5 million shares of our common stock at a strike price of $52.35 subject to anti-dilution adjustments, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes.
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
Note 10. Income Taxes
We base the provision for income taxes in our interim consolidated financial statements on estimated annual effective tax rates in the tax jurisdictions where we operate. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rate, future income tax expense could be materially affected. For the three and nine months ended June 30, 2012, our effective tax rates of 383.7% and 152.2% respectively, differ from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit combined with the timing of recognized earnings and losses throughout the year, the relative mix of earning or losses within the tax jurisdictions in which we operate, and offset in part of the net impact of permanent book to tax differences associated with our acquisition of TripIt, Inc. (“TripIt Acquisition”).
For the three and nine months ended June 30, 2011, our effective tax rates of 182.5% and 178.3% respectively, varies from the federal statutory rate due to nondeductible compensation related to the TripIt Acquisition, nondeductible TripIt Acquisition costs, and partially offset by an increase in R&D development credits and the recognition of a tax benefit resulting from legislation enacted December 17, 2010 retroactively reinstating the research and development tax credit.
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

Note 11. Share-based Compensation
Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units (“RSUs”). As of June 30, 2012, we had 1.1 million shares of common stock reserved for future grants under our Equity Plan. Based on our Equity Plan design, the 1.1 million shares of common stock equates to approximately 0.7 million RSUs reserved for future grants which we generally use as long-term employee incentive and retention tools. We recognize compensation expense for equity awards on a straight line basis over the requisite service period of the award.
We have calculated an additional paid in capital (“APIC”) pool that represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include those excess tax benefits in APIC only when they have been realized. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess deficiencies as income tax expense in our consolidated statement of operations. Excess tax benefits or tax deficiencies, to the extent realized, are a factor in the calculation of diluted shares used in computing dilutive income per share.
The following table presents our share-based compensation resulting from equity awards that we recorded in our consolidated statements of operations for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Cost of operations	$2,161	$621	$4,839	$1,955
Sales and marketing	8,321	3,046	19,248	13,582
Systems development and programming	2,019	1,091	4,013	4,267
General and administrative	5,027	1,393	10,974	5,050
Total share-based compensation	$17,528	$6,151	$39,074	$24,854
Net cash proceeds from the exercise of stock options were $0.4 million and $2.1 million for the three and nine months ended June 30, 2012, and $0.3 million and $1.6 million for the same periods in the prior year. For the three and nine months ended June 30, 2012 and 2011, we realized a state income tax benefit in APIC from exercises of stock options and vesting of RSUs. We presented excess tax benefits from the exercise of stock options and vesting of RSUs, as financing cash flows and a corresponding reduction in operating cash flows.
The following table presents our stock option activity for the nine months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2011	986	$10.50
Exercised	(272)	7.67
Forfeited or expired	—	—
Outstanding as of June 30, 2012	714	11.57	2.81	$40,382
Exercisable as of June 30, 2012	714	$11.57	2.81	$40,382
The total intrinsic value of the options exercised during the nine months ended June 30, 2012 and 2011, was $13.1 million and $13.5 million, respectively.
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

The following table presents a summary of RSU award activity for the nine months ended June 30, 2012:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2011	2,535	$41.90
Granted	1,413	55.56
Vested and released	(654)	35.48
Cancelled	(107)	44.54
Outstanding as of June 30, 2012	3,187	$49.19
As of June 30, 2012, we had $94.2 million of total unrecognized share-based compensation costs net of estimated forfeitures that is expected to be recognized over a weighted average period of 1.6 years.
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
Our financial assets and liabilities measured at fair value as of June 30, 2012, are summarized below:

	Fair value measurement using			Assets/Liabilities at fair value
	Level 1	Level 2	Level 3
Assets:
Money market accounts (1)	$44,709	$—	$—	$44,709
Commercial paper (2)	—	229,596	—	229,596
Other fixed income securities (2)	—	114,122	—	114,122
Total	$44,709	$343,718	$—	$388,427
Liabilities:
Acquisition-related contingent consideration	$—	$—	$26,534	$26,534
(1) Included in cash and cash equivalents on our consolidated balance sheets.
(2) Included in either cash and cash equivalents or short-term investments on our consolidated balance sheets.

Our financial assets and liabilities measured at fair value as of September 30, 2011, are summarized below:

	Fair value measurement using			Assets/Liabilities at fair value
	Level 1	Level 2	Level 3
Assets:
Money market accounts (1)	$58,336	$—	$—	$58,336
Commercial paper (2)	—	272,583	—	272,583
Other fixed income securities (2)	—	122,785	—	122,785
Total	$58,336	$395,368	$—	$453,704
Liabilities:
Acquisition-related contingent consideration	$—	$—	$33,490	$33,490
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
TripIt Contingent Consideration
As part of the TripIt Acquisition, we agreed to pay contingent cash consideration of up to $38.3 million to the former shareholders of TripIt on the 30 month anniversary of the closing or at such earlier time as specified in the Agreement (the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the consideration issued at the closing (the “Market Value”) is less than approximately $82.1 million or $100.90 per share (the “Guaranteed Value”), subject to adjustments, we will make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”), subject to certain limited exceptions. Such right to receive the Top-Up Payment will terminate in the event the value of the shares paid at closing increases by approximately $38.3 million to $100.90 per share at any time prior to the Top-Up Payment Date. If shares were sold or transferred before the Top-Up Payment Date, such holders will not be eligible to receive a Top-Up Payment. In addition, certain former shareholders that became employees of Concur will not be eligible to receive a Top-Up Payment if these employees terminate employment with Concur prior to the required service period. As of June 30, 2012, the required service period has been met and the full amount of the portion of the fair value of the contingent consideration subject to the continued employment requirement has been recognized as compensation expense.
Changes in the Top-Up Payment liability since the acquisition date were recorded in the consolidated statements of operations. On a quarterly basis, we re-measure the fair value of the contingent Top-Up Payment and any changes in contingent consideration are recorded in the consolidated statements of operations as revaluation of contingent consideration or compensation expense.
The fair value of the cash contingent consideration was estimated using the Monte Carlo simulation approach, which utilizes certain inputs that are unobservable in the market. Key inputs include the expected term, risk free rate, stock price, and volatility of our stock and the strike price of $100.90. A volatility of 43% was used to calculate the fair value of our contingent consideration as of June 30, 2012. Volatility is considered a significant assumption and is based on our historical stock price. Also, the fair value of the contingent consideration is significantly impacted by the changes in our stock price. If the stock price increases (decreases) significantly, the fair value of the contingent consideration will decrease (increase) accordingly. The contingent consideration payment liability is included in acquisition-related contingent considerations on our consolidated balance sheets.

The following table presents a reconciliation of TripIt contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2012:

Balance as of September 30, 2011	$30,972
Total gains:
Recorded as revaluation of contingent consideration	(7,420)
Recorded as compensation expense	(112)
Balance as of June 30, 2012	$23,440

The following table presents a reconciliation of TripIt contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2011:

Balance as of September 30, 2010	$—
Contingent consideration issued at business combination	17,395
Total losses:
Recorded as revaluation of contingent consideration	1,410
Recorded as compensation expense	5,305
Balance as of June 30, 2011	$24,110
GlobalExpense Contingent Consideration
As part of the GlobalExpense Acquisition, we will potentially pay contingent cash consideration totaling up to £2.0 million, based on the achievement of certain revenue targets through September 30, 2012. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 98% weighted probability of achieving the earn-out as of June 30, 2012. This liability is short term in nature and is included in the acquisition-related liabilities on the June 30, 2012 consolidated balance sheet. The following table presents a reconciliation of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2012:

Balance as of September 30, 2011	$2,517
Total losses:
Recorded as revaluation of contingent consideration	562
Foreign currency translation	15
Balance as of June 30, 2012	$3,094
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the three and nine months ended June 30, 2012, fair value adjustments made to assets required to be measured at fair value on a nonrecurring basis were immaterial.
Other Fair Value Disclosures
The fair value of our senior convertible notes is estimated using Level 2 inputs based on quoted market prices in markets that are not active. The fair value of our senior convertible notes is primarily affected by our stock price and also subject to interest. As of June 30, 2012, the carrying amount and fair value of our senior convertible notes was $248.5 million and $409.7 million, respectively. As of September 30, 2011, the carrying amount and fair value of our senior convertible notes was $239.5 million and $291.3 million, respectively.
Note 13. Equity and Comprehensive Income (Loss)
The following table shows the changes in equity attributable to both Concur and the noncontrolling interest in our consolidated subsidiary in which we have control, but not total ownership interest.

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2011	$698,655	$1,176	$699,831
Comprehensive loss:
Net income (loss)	1,200	(346)	854
Foreign currency translation adjustment	(2,392)	(42)	(2,434)
Net unrealized gain on investments, net of tax	22	—	22
Comprehensive loss	(1,170)	(388)	(1,558)
Share-based transactions and compensation expense	34,738	—	34,738
Repurchase of common stock	(1,300)	—	(1,300)
Equity at June 30, 2012	$730,923	$788	$731,711

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2010	$637,826	$—	$637,826
Initial investment by noncontrolling interest partners	—	1,225	1,225
Comprehensive income (loss):
Net income (loss)	3,288	(72)	3,216
Foreign currency translation adjustment	2,353	11	2,364
Net unrealized gain on investments, net of tax	22	—	22
Comprehensive income (loss)	5,663	(61)	5,602
Share-based transactions and compensation expense	62,212	—	62,212
Equity at June 30, 2011	$705,701	$1,164	$706,865

The following table shows the components of comprehensive income attributable to Concur for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
Consolidated net income	$6,764	$2,227
Less: loss attributable to noncontrolling interest	(142)	(39)
Foreign currency translation adjustments	(2,241)	909
Net unrealized gain (loss) on investments, net of tax	(20)	3
Comprehensive income attributable to Concur	$4,645	$3,178

Note 14. Geographic Data
We market our services and products primarily in the United States and operate in a single industry segment. For the three and nine months ended June 30, 2012 and 2011, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
United States	$96,415	$77,023	$272,821	$219,919
Europe	12,532	9,075	37,117	24,749
Other	4,220	3,371	12,007	9,665
Total revenues	$113,167	$89,469	$321,945	$254,333
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
Legal Matters
On February 15, 2012, an alleged derivative and class action complaint, captioned Deborah A. Collins v. S. Steven Singh, et al., No. 12-2-05878-4-SEA, was filed in the Superior Court of the State of Washington for King County against Concur Technologies, Inc. as a nominal defendant and certain of its directors and executive officers by a plaintiff who claims to be a shareholder. Plaintiff alleged, among other things, that certain restricted stock units and bonuses granted to officers were improper and subjected Concur to unnecessary tax liability, and that Concur's 2012 proxy statement was false and misleading. Plaintiff purported to bring both derivative claims on Concur's behalf and a direct claim on behalf of shareholders, and sought relief including damages, disgorgement, equitable remedies and attorneys' fees and costs. Concur moved to dismiss the complaint on the grounds that all of the claims are derivative, and that plaintiff failed to establish her standing to assert such claims on Concur's behalf inasmuch as she did not make a pre-suit demand on the Board of Directors and failed to plead adequately that such demand was excused. On July 20, 2012, the Court granted the motion to dismiss with prejudice.
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
Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” the "Company," “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2010, 2011 and 2012, as “2010,” “2011” and “2012.” Throughout this MD&A, where we provide discussion of the three and nine months ended June 30, 2012, and we provide data for the same period in the prior year, we will refer to the prior period as “2011.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.
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
International Revenues. Revenues from customers outside the United States represented 15% of total revenues for the three and nine months ended June 30, 2012, compared to 14% for each of the same periods in the prior year. We expect our international revenues to grow in the near term, as our products and services continue to gain acceptance in international markets primarily due to our Etap Acquisition, GlobalExpense Acquisition, our investment in global distribution and increased global awareness of our products.
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
Results of Operations
Three months ended June 30, 2012 and 2011
Revenues

	Three Months Ended June 30,		Variance Dollars
	2012	2011
Revenues	$113,167	$89,469	$23,698

	Three Months Ended June 30,
	2012	%	2011	%
United States	$96,415	85.2%	$77,023	86.1%
Europe	12,532	11.1%	9,075	10.1%
Other	4,220	3.7%	3,371	3.8%
Total revenues	$113,167	100%	$89,469	100%
Revenues increased 26.5%, or $23.7 million, for the three months ended June 30, 2012, compared to the same period in the prior year. This increase was primarily due to growth in the number of customers for our subscription services as well as higher transaction volumes. The growth in the number of customers for our subscription services is a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services such as ours. Additionally, the foreign currency impact had the effect of slightly decreasing our revenues when compared to the same period a year ago.
We expect revenues to continue to grow in 2012 as a result of the growing demand for our subscription service offerings and our planned deployments resulting from business sold in previous quarters.

Cost of Operations

	Three Months Ended June 30,		Variance Dollars
	2012	2011
Cost of operations	$32,033	$25,651	$6,382
Percent of total revenues	28.3%	28.7%
Cost of operations increased by 24.9%, or $6.4 million, for the three months ended June 30, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $5.4 million mainly driven by increased headcount of approximately 65%. Additionally, there was an increase of $0.8 million in initial set-up costs that we incur and then amortize in connection with our subscription services.
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
Sales and Marketing

	Three Months Ended June 30,		Variance Dollars
	2012	2011
Sales and marketing	$45,217	$36,694	$8,523
Percent of total revenues	40.0%	41.0%
Sales and marketing expenses increased by 23.2%, or $8.5 million, for the three months ended June 30, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $10.3 million, primarily due to a headcount increase of approximately 30% to add new customers and increase penetration with existing customers. This was offset by a decrease of $4.9 million in contingent consideration associated with the TripIt Acquisition that is recorded in compensation expense (see Note 12 to the consolidated financial statements). Additionally, customer acquisition costs and amortization of those costs increased by $2.2 million and advertising costs increased by $0.6 million compared to the same period in the prior year.
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
Systems Development and Programming

	Three Months Ended June 30,		Variance Dollars
	2012	2011
Systems development and programming	$11,713	$8,352	$3,361
Percent of total revenues	10.4%	9.3%
Systems development and programming costs increased by 40.2%, or $3.4 million, for the three months ended June 30, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs of $2.9 million driven by increased headcount of approximately 30% to extend our service offerings and develop new technologies.
In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $1.9 million, from $32.3 million at March 31, 2012, to $34.2 million at June 30, 2012.
We anticipate that recognized systems development and programming costs in 2012 will increase in absolute dollars compared to 2011 as we continue to focus on product innovation and enhancement.

General and Administrative

	Three Months Ended June 30,		Variance Dollars
	2012	2011
General and administrative	$18,767	$11,579	$7,188
Percent of total revenues	16.6%	12.9%
General and administrative expenses increased by 62.1%, or $7.2 million, for the three months ended June 30, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $6.5 million in personnel costs and related expenses (including share-based compensation). Personnel costs are impacted by a headcount increase of approximately 30% to support our growth and other general and administrative costs. Additionally, allocated overhead and infrastructure costs increased by $1.0 million, offset by a decrease of $0.5 million in professional fees mainly attributable to the timing of acquisitions, litigation and other related costs.
We expect the absolute dollar amount of general and administrative expenses to continue to increase in 2012 compared to 2011 due to increases in personnel costs related to the growth of our business.
Revaluation of Contingent Consideration

	Three Months Ended June 30,		Variance Dollars
	2012	2011
Revaluation of contingent consideration	$(3,281)	$2,675	$(5,956)
Percent of total revenues	(2.9)%	3.0%
Revaluation of contingent consideration consisted of a gain of $3.3 million primarily relating to the TripIt Acquisition for the three months ended June 30, 2012 compared to a loss of $2.7 million for same period in the prior year. The change in the assumptions applied in the valuation during the current period, primarily the increase or decrease in our stock price, resulted in the change in the amount of the revaluation during each respective period.
Amortization of Intangible Assets

	Three Months Ended June 30,		Variance Dollars
	2012	2011
Amortization of intangible assets	$5,177	$2,723	$2,454
Percent of total revenues	4.6%	3.0%
Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology and trade name and trademarks. Amortization of intangible assets increased for the three months ended June 30, 2012, compared to the same period in the prior year, due primarily to additional intangible assets acquired in 2012 and other acquisitions completed in 2011.
Interest Income, Interest Expense, Loss from Equity Investments and Other

	Three Months Ended June 30,		Variance Dollars
	2012	2011
Interest income	$516	$443	$73
Interest expense	(4,859)	(4,654)	(205)
Loss from equity investments	(982)	(210)	(772)
Other, net	(600)	(75)	(525)
Total other expense, net	$(5,925)	$(4,496)	$(1,429)
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
Income Tax Expense

	Three Months Ended June 30,		Variance Dollars
	2012	2011
Income tax benefit	$(9,148)	$(4,928)	$(4,220)
Effective tax rate	383.7%	182.5%
For the three months ended June 30, 2012, our effective tax rate of 383.7% differs from the federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit combined with the timing of recognized earnings and losses throughout the year, the relative mix of earnings or losses within the tax jurisdictions in which we operate, and offset in part by the net impact of permanent book to tax differences associated with the TripIt Acquisition.
For the three months ended June 30, 2011, our effective tax rate of 182.5% varies from the federal statutory rate due to the nondeductible compensation related to the TripIt Acquisition, nondeductible TripIt Acquisition costs, and partially offset by an increase in R&D development credits and the recognition of a tax benefit resulting from legislation enacted December 17, 2010 retroactively reinstating the research and development tax credit.
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
Nine months ended June 30, 2012 and 2011
Revenues

	Nine Months Ended June 30,		Variance Dollars
	2012	2011
Revenues	$321,945	$254,333	$67,612

	Nine Months Ended June 30,
	2012	%	2011	%
United States	$272,821	84.8%	$219,919	86.5%
Europe	37,117	11.5%	24,749	9.7%
Other	12,007	3.7%	9,665	3.8%
Total revenues	$321,945	100%	$254,333	100%
Revenues increased 26.6%, or $67.6 million, for the nine months ended June 30, 2012, compared to the same period in the prior year. This increase was primarily due to the growth in the number of customers for our subscription services as a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services such as ours.
We expect revenues to continue to grow in 2012 as a result of the growing demand for our subscription service offerings and our planned deployments from new business sold in previous quarters.

Cost of Operations

	Nine Months Ended June 30,		Variance Dollars
	2012	2011
Cost of operations	$91,288	$71,333	$19,955
Percent of total revenues	28.4%	28.0%
Cost of operations increased by 28.0%, or $20.0 million, for the nine months ended June 30, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $13.7 million driven by increased headcount of approximately 55% to support our growing customer base. Furthermore, there was an increase of $4.4 million in initial set-up costs that we incur and then amortize in connection with our subscription services, and an increase of $1.3 million in infrastructure and allocated overhead costs.
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
Sales and Marketing

	Nine Months Ended June 30,		Variance Dollars
	2012	2011
Sales and marketing	$127,440	$102,475	$24,965
Percent of total revenues	39.6%	40.3%
Sales and marketing expenses increased by 24.4%, or $25.0 million, for the nine months ended June 30, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $21.3 million, primarily due to additional headcount of approximately 30% and adding new customers and increasing penetration within our existing customer base. This was offset by a decrease of $4.9 million in contingent consideration associated with the TripIt Acquisition that is recorded as compensation expense (see Note 12 to the consolidated financial statements). Additionally, customer acquisition costs and amortization of those costs increased by $6.1 million, and advertising costs increased by $1.5 million.
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
Systems Development and Programming

	Nine Months Ended June 30,		Variance Dollars
	2012	2011
Systems development and programming	$31,460	$25,582	$5,878
Percent of total revenues	9.8%	10.1%
Systems development and programming costs increased by 23.0%, or $5.9 million, for the nine months ended June 30, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $3.6 million, primarily due to increased headcount of approximately 30%. This was offset by a decrease of $0.5 million in contingent consideration associated with the TripIt Acquisition that is recorded as compensation expense (see Note 12 to the consolidated financial statements). Additionally, allocated overhead and infrastructure costs increased by $2.8 million. This was primarily due to an increase in depreciation costs as we upgrade and extend our service offerings and develop new technologies.
In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $7.2 million, from $27.0 million at September 30, 2011, to $34.2 million at June 30, 2012.

We anticipate that recognized systems development and programming costs in 2012 will increase in absolute dollars compared to 2011 as we continue to focus on product innovation and enhancement.
General and Administrative

	Nine Months Ended June 30,		Variance Dollars
	2012	2011
General and administrative	$50,511	$38,176	$12,335
Percent of total revenues	15.7%	15.0%
General and administrative expenses increased by 32.3%, or $12.3 million, for the nine months ended June 30, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $12.1 million in personnel costs (including share-based compensation) and related expenses as we increased headcount by approximately 20% to support our growth. Additionally, there was an increase of $2.4 million in allocated overhead and infrastructure costs, offset by a decrease of $2.9 million in professional fees mainly attributable to acquisitions, litigation and other related costs.
We expect the absolute dollar amount of general and administrative expenses to continue to increase in 2012 compared to 2011 due to increases in personnel costs related to the growth of our business.
Revaluation of Contingent Consideration

	Nine Months Ended June 30,		Variance Dollars
	2012	2011
Revaluation of contingent consideration	$(6,858)	$1,410	$(8,268)
Percent of total revenues	(2.1)%	0.6%
Revaluation of contingent consideration consisted of a gain of $6.9 million primarily relating to the TripIt Acquisition for the nine months ended June 30, 2012 compared to a loss of $1.4 million for the prior year period. The change in the assumptions applied in the valuation during the current period, primarily the increase in our stock price, resulted in the change in the amount of the revaluation during each respective period.
Amortization of Intangible Assets

	Nine Months Ended June 30,		Variance Dollars
	2012	2011
Amortization of intangible assets	$13,776	$6,862	$6,914
Percent of total revenues	4.3%	2.7%
Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology and trade name and trademarks. Amortization of intangible assets increased $6.9 million for the nine months ended June 30, 2012, compared to the same period in the prior year, primarily due to additional intangible assets acquired in 2012 and other acquisitions completed in 2011.
Interest Income, Interest Expense, Loss from Equity Investments and Other

	Nine Months Ended June 30,		Variance Dollars
	2012	2011
Interest income	$1,528	$1,748	$(220)
Interest expense	(14,421)	(13,819)	(602)
Loss from equity investments	(2,048)	(217)	(1,831)
Other, net	(1,023)	(313)	(710)
Total other expense, net	$(15,964)	$(12,601)	$(3,363)
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
Income Tax Expense

	Nine Months Ended June 30,		Variance Dollars
	2012	2011
Income tax benefit	$(2,490)	$(7,322)	$4,832
Effective tax rate	152.2%	178.3%
For the nine months ended June 30, 2012, our effective tax rate of 152.2% differs from the federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit combined with the timing of recognized earnings and losses throughout the year, the relative mix of earnings or losses within the tax jurisdictions in which we operate, and offset in part by the net impact of permanent book to tax differences associated with the TripIt Acquisition.
For the nine months ended June 30, 2011, our effective tax rate of 178.3% varies from the federal statutory rate due to the nondeductible compensation related to the TripIt Acquisition, nondeductible TripIt Acquisition costs, and partially offset by an increase in R&D development credits and the recognition of a tax benefit resulting from legislation enacted December 17, 2010 retroactively reinstating the research and development tax credit.
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
Liquidity and Capital Resources
Our available sources of liquidity as of June 30, 2012, consisted principally of cash, cash equivalents and short-term investments totaling $481.2 million.
Our cash flows were as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2012	2011	$ Change	2012	2011	$ Change
Cash provided by (used in):
Operating activities	$25,111	$16,344	$8,767	$56,581	$43,263	$13,318
Investing activities	(5,494)	(22,285)	16,791	(181,349)	14,071	(195,420)
Financing activities	1,065	766	299	(7,024)	(6,935)	(89)
Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows mainly consist of payments of compensation to employees, payments to vendors directly related to our services, related sales and marketing and administrative costs, costs of operations and systems development and programming costs. Net cash provided by operating activities was $25.1 million for the three months ended June 30, 2012, compared to $16.3 million for the same period in the prior year. The increase in operating cash flows was primarily driven by higher income during the three months ended June 30, 2012, after adjustments for non-cash related items.
Net cash provided by operating activities for the nine months ended June 30, 2012 was $56.6 million compared to $43.3 million for the nine months ended June 30, 2011. The increase in operating cash flows was primarily driven by higher income after adjustments for non-cash related items, partially offset by the increase in accounts receivable and additional vendor payments and compensation related cash payments during the nine months ended June 30, 2012.
Cash flows from investing activities corresponds with purchases, sales, and maturities of investments, cash outlays for acquisitions, capital expenditures, including leasehold improvements and internal-use software, and changes in customer funding liabilities, net of the change in restricted cash. Our investing activities used $5.5 million for the three months ended

June 30, 2012, compared to $22.3 million for the same period in the prior year. The change in investing cash flows is primarily due to changes in investment and acquisition activities. We used $12.0 million in payments related to the exercise of our ClearTrip warrants in the three months ended June 30, 2012. Additionally, net maturities of our short-term investments provided $15.4 million for the three months ended June 30, 2012, compared to $4.7 million provided from next maturities of our short term investments during the same period in the prior year. Furthermore, we made a payment of $19.5 million to a trust for an acquisition in the three months ended June 30, 2011.
Our investing activities used $181.3 million for the nine months ended June 30, 2012, compared to cash provided of $14.1 million for the same period in the prior year. The change in investing cash flows is primarily due to changes in investment and acquisition activities. We used $68.3 million in payments related to acquisitions for the nine months ended June 30, 2012, compared to $24.2 million for the same period in the prior year. Additionally, we made a payment of $19.5 million to a trust for an acquisition in the nine months ended June 30, 2011. Furthermore, we used $57.9 million for net purchases of our short-term investments for the nine months ended June 30, 2012, compared to $124.8 million provided from net maturities of our short-term investments for the same period in the prior year.
Our financing activities provided cash of $1.1 million for the three months ended June 30, 2012, compared to $0.8 million for the same period in the prior year. Cash used by financing activities for the three months ended June 30, 2012, primarily relates to increased proceeds from share-based equity awards and employee stock purchase plan activity, as compared to for the same period in the prior year.
Financing activities used $7.0 million for the nine months ended June 30, 2012, compared to $6.9 million for the same period in the prior year. Cash used by financing activities for the nine months ended June 30, 2012, primarily relates to minimum tax withholding on restricted stock awards, as compared to for the same period in the prior year.
In March 2010, we issued Notes, a Notes Hedge and Warrants. The Notes will mature on April 15, 2015, unless converted earlier. All amounts in connection with the Notes, Notes Hedge, and Warrants were settled in cash in April 2010. As of June 30, 2012, the Notes have not been repurchased or converted. We also have not received any shares under the Notes Hedge or delivered cash or shares under the Warrants. For further information, see Note 9 in the consolidated financial statements.
Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 9.0 million shares of our common stock through January 2013. In December 2011, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2015, and increased the number of shares eligible for repurchase by an additional 3.0 million shares to 12.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. During the three and nine months ended June 30, 2012, we repurchased 1.3 thousand shares and 27.8 thousand shares of our outstanding common stock for a total cost of $0.1 million and $1.3 million under this program. There were no share repurchases for the same periods in prior year. As of June 30, 2012, 7.1 million shares remained eligible for repurchase under the Repurchase Program.
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
Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of June 30, 2012.

Years Ended September 30,	Senior Convertible Notes, including interest	Operating Leases	Purchase Obligations
2012 (July 1, 2012 through September 30, 2012)	$—	$1,424	$2,023
2013	7,188	6,040	6,305
2014	7,188	7,540	4,416
2015	294,687	6,731	3,630
2016	—	6,310	3,548
2017 and thereafter	—	36,762	1,820
Total	$309,063	$64,807	$21,742
Senior Convertible Notes
As of June 30, 2012, investors may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 9 of the consolidated financial statements.
Operating Leases
We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013. We do not include amounts for certain operating expenses under these leases such as common area maintenance.
As of June 13, 2012, Concur entered into a lease agreement for our future corporate headquarters with Kilroy Realty, L.P. for office space located at 601 108th Avenue Northeast, Bellevue, Washington (the “Lease”). Under the Lease, which provides for an initial ten-year term with an option to renew the lease for an additional five years, Concur initially will pay approximately $3.6 million in base rent per year over the initial term of the Lease, subject to an annual increase equal to three percent of the then-current base rent. The Lease will expire ten years after the lease commencement date, unless renewed or extended pursuant to its terms. Amounts for common area maintenance are included in our contractual obligation.
We also lease office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, Texas and Virginia, and internationally in Australia, China (Hong Kong), Czech Republic, France, Germany, India, Italy, Mexico, Netherlands, Philippines, Singapore, Japan and the United Kingdom.
Purchase Obligations
We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding. Future obligations are primarily related to subscription services to support sales and marketing and are based on contracted commitments.
Acquisition related contingent consideration
Contingent consideration is recorded at fair value on our consolidated balance sheet as of the acquisition dates, and remeasured to fair value each reporting period, with any changes in the value recorded as income or expense. As of June 30, 2012, we had accrued $26.5 million for the fair value of the expected contingent consideration payment for the TripIt Acquisition and GlobalExpense Acquisition.
As part of the TripIt Acquisition, we agreed to pay additional cash consideration, if any, to the former shareholders of TripIt on the Top-Up Payment Date.
As part of the GlobalExpense Acquisition, we agreed to pay additional cash consideration, if any, to the former shareholders of GlobalExpense Limited based on achievement of certain revenue targets through September 30, 2012. We agreed to pay such additional consideration, if any, in 2013.
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
The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those we deem most important to the portrayal of our financial condition and results of operations, including those that require the most difficult, subjective or complex judgments. Our critical accounting policies include revenue recognition, income taxes, business combinations, contingent consideration, and allowances for accounts receivable.
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
We measure and recognize uncertain tax positions. To recognize such positions we must first determine if it is more likely than not that the position will be sustained on audit. We must then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Tax positions for Concur and our subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. We do not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. However, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.
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
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our market risk during the three months ended June 30, 2012. For additional information, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in Part II of our Annual Report on Form 10-K for the year ended September 30, 2011, filed with the SEC on November 17, 2011.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
On February 15, 2012, an alleged derivative and class action complaint, captioned Deborah A. Collins v. S. Steven Singh, et al., No. 12-2-05878-4-SEA, was filed in the Superior Court of the State of Washington for King County against Concur Technologies, Inc. as a nominal defendant and certain of its directors and executive officers by a plaintiff who claims to be a shareholder. Plaintiff alleged, among other things, that certain restricted stock units and bonuses granted to officers were improper and subjected Concur to unnecessary tax liability, and that Concur's 2012 proxy statement was false and misleading. Plaintiff purported to bring both derivative claims on Concur's behalf and a direct claim on behalf of shareholders, and sought relief including damages, disgorgement, equitable remedies and attorneys' fees and costs. Concur moved to dismiss the complaint on the grounds that all of the claims are derivative, and that plaintiff failed to establish her standing to assert such claims on Concur's behalf inasmuch as she did not make a pre-suit demand on the Board of Directors and failed to plead adequately that such demand was excused. On July 20, 2012, the Court granted the motion to dismiss with prejudice.
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
We generated 92% of our total revenues for the three months ended June 30, 2012 from our travel procurement, expense management, and integrated travel procurement and expense management solutions. We expect these solutions to continue to constitute a large percentage of our total revenues even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.
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
Our international operations are an increasingly important part of our business. Customers located outside the United States represented 15% of total revenues for the three months ended June 30, 2012. In addition, a portion of our United States revenue reflects utilization of our services outside of the United States by customers located in the United States. We expect international revenues as a percentage of our total revenues to increase. Our international operations are subject to many difficulties and incremental costs, including:

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
In connection with our offering of senior convertible notes due in 2015, we entered into note hedges covering approximately 5.5 million shares of our common stock. We also sold warrants to acquire up to approximately 5.5 million shares of our common stock at an initial strike price of $73.29. The note hedges are intended to reduce the potential economic dilution to our common stock upon conversion of the senior convertible notes. However, the warrants could have a dilutive effect, if the market price per share of our common stock exceeds the strike price of the warrants. The counterparties to our note hedges and warrants are likely to enter into or unwind various derivatives with respect to our common stock, or purchase or sell shares of our common stock or other securities linked to or referencing our common stock in secondary market transactions prior to the maturity of the senior convertible notes. These activities could adversely affect the value of our common stock.

ITEM 6.     EXHIBITS
(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.01	Office Lease Agreement, dated as of June 13, 2012, between Registrant and Kilroy Realty, L.P.	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 7, 2012

CONCUR TECHNOLOGIES, INC.
By	/s/ Francis J. Pelzer V
Francis J. Pelzer V
Chief Financial Officer principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.01	Office Lease Agreement, dated as of June 13, 2012, between Registrant and Kilroy Realty, L.P.	—	—	—	—	X

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.