Form 10-K
period 2012-09-30
CONCUR TECHNOLOGIES INC
filed 2012-11-15
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-25137
_______________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
 _______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2012, as reported by The NASDAQ Global Select Market on that date: $3,141,251,402
Number of shares of the registrant’s common stock outstanding as of November 9, 2012: 55,073,208
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the its Annual Meeting of Stockholders, which is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended September 30, 2012, are incorporated by reference into Part III of this report.

PART I
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue” and other similar words and phrases. The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report contains many such forward-looking statements. These forward-looking statements involve many risks and uncertainties, which are described in this report under Risk Factors. The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We undertake no obligation to revise or update any such forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.	BUSINESS
Overview
Concur Technologies, Inc. is a leading provider of integrated travel and expense management solutions for companies of all industries, sizes and geographies. Our core mission is to reduce costs for our customers and enhance the user experience for their business travelers by leveraging our continuous innovation. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity by streamlining the expense management, travel procurement, itinerary management, and invoice management processes. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help our customers effectively negotiate with vendors, create budgets, and manage compliance. By providing easy-to-use mobile solutions, we help make business travel easier and more productive for our customers' employees. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large. We refer to Concur Technologies, Inc. as “Concur,” the “Company,” “us,” “we” and “our” in this report.
We market our solutions primarily through our direct sales efforts and indirectly through partners, sell them primarily on a subscription basis, and deliver them through the Internet, or “cloud,” to our customers. As of September 30, 2012, we had over 15,000 customers in over 100 countries.
We were incorporated in the state of Washington in 1993 and commenced operations during 1994. We reincorporated in the state of Delaware and completed our initial public offering of common stock in 1998. Our executive offices are located at 18400 NE Union Hill Road, Redmond, WA 98052, our principal website is www.concur.com, and our telephone number is (425) 702-8808.
The Market for Our Solutions
Our solutions help companies and their employees control costs, save time, and boost productivity by streamlining the entire process of travel and expense management — from travel procurement through itinerary management to expense reporting and reimbursement. Concur’s comprehensive solutions include core offerings that enable companies to manage the travel and expense management process, plus extended services that help provide enhanced compliance, control, and visibility. In addition to helping companies manage business travel and expenses, Concur also helps our customers streamline invoice management. We believe the market for our solutions is still emerging and that many businesses in the United States and elsewhere in the world still manage these processes through inefficient and manual means.

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
A fully-integrated travel procurement and expense management solution that efficiently interfaces with the systems of vendors and suppliers can result in significant customer benefits. According to a 2012 commissioned study conducted by Forrester Consulting on behalf of Concur, a fully integrated travel and expense management solution can deliver a return on investment of up to 325% over a three year period. Other benefits may include:

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
Itinerary Management
Itinerary management can be time consuming and inefficient for business travelers who book travel without the assistance of a corporate travel agency. When travelers book each aspect of a trip through different sources (such as a flight booked through one online travel site or directly through the airline, a hotel booked through another on-line travel site, and a car rental booked directly through a rental car company), travelers may have to manage multiple confirmations, and companies have little visibility into employee travel procurement. We believe that technology can increase efficiency for both the business traveler and the company, and provide greater visibility into the travel procurement process and associated costs. In January 2011, we acquired TripIt, a market leader in mobile trip management. TripIt offers a mobile travel service that allows travelers to organize and share travel plans. We believe that the integration of itinerary management with our travel and expense management offerings can help solve challenges along the entire travel and expense management process — from booking travel, through in-trip activities and sharing trip information, to post-trip expense management and reconciliation.
Expense Reporting
Travel and expense spending can account for over 7% of a company’s total operating expenses and generally is the second largest area of controllable spend after payroll. According to a 2012 report published by the Aberdeen Group, the average cost to process a fully-automated expense report is 60% less than a manual transaction. We believe that many businesses in the United States and elsewhere in the world still employ manual, paper-based expense management processes that are time-consuming, inefficient, costly and prone to error. This represents a substantial market opportunity for solutions, such as ours, that automate corporate expense reporting processes.
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
In addition, we believe that our service platform is uniquely positioned to provide value to all members of the corporate travel supply chain. Through our technology and cloud services, we believe that our customers, partners, suppliers and third-

party application developers will find value in leveraging our platform to address business problems, deliver services and reach new customers.
Cloud Computing
We deliver cloud computing software solutions. Cloud computing (also known as software-as-a-service, or SaaS) refers to the use of Internet-based computing, storage, and connectivity technology to deliver software applications from a centrally-hosted computing facility to end users through a mobile app or web browser and the Internet. This model eliminates costs associated with installing and maintaining applications within the customer’s information technology infrastructure. As a result, cloud computing software solutions require substantially less initial and ongoing investment in software, hardware and implementation services and lower ongoing support and maintenance. These benefits are valuable to both large enterprises that seek to shift fixed information technology costs to a variable, utility model and small businesses that cannot afford the costs and risks of large upfront software application investments. We believe that providers of cloud computing software solutions also benefit significantly from this model. Because these providers typically deliver the same version of their software to all of their customers, they can focus their resources on delivering new innovations, as opposed to maintenance of older versions. In addition, because they can deploy their software solutions to large and small markets with equal effectiveness, they are able to address a much larger market than vendors of on-premises software applications.
Cloud computing effectively provides the automation of more sophisticated business processes in a more cost effective manner. It has been applied to many types of software applications, including customer relationship management, security, accounting, human resources management, and messaging, and it has been broadly adopted by many businesses in a wide variety of industries. It is particularly well-suited to delivery of applications, such as our integrated travel and expense management applications that are widely deployed within an organization and benefit from integration with a variety of internal and external data sources.
Online and Mobile
We strive to deliver business applications that are as engaging as popular consumer web applications by incorporating features and content designed to enhance efficiency and user experience. As a result, our user interface is designed to be highly intuitive, requiring limited training for end users. As business travel is inherently mobile, we have integrated mobile capabilities into our services to allow end users to streamline the travel and expense management process. Our service platform allows both third-party applications and data from other business systems to connect with and integrate with our solutions. This enables customers to extract more value from their existing technology investments and tap a broad ecosystem of our partners to enable effective business execution.
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
Employees using our travel procurement solutions are able to set their own travel preferences while organizations set policy through technology filters to retain control. Our travel procurement solutions work with a wide variety of travel management companies, corporate credit card providers and global distribution systems. Robust business rules combined with automated pre-trip approval capabilities are designed to ensure consistent travel policy enforcement, which enables organizations to better control the corporate travel procurement process.
In addition to providing customers with a robust online booking tool, Concur provides customers with the option of enabling their employees to book directly with suppliers and enjoy the corporate negotiated rate, while still providing the corporate customer with visibility into those purchases. Our "Concur Open Booking Solution" enables organizations to capture and report on the vast amount of travel spend currently occurring outside of any formal travel program or booking tool.
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
Expense Management
Our automated expense management solutions simplify the expense reporting process, while reducing costs and improving internal controls. We automate each step of expense reporting, from report preparation and approval to business policy compliance, reimbursement and data analysis. Our expense management solutions provide the process and information that enables management to reduce manual processing, improve internal controls, increase business policy compliance, speed up reimbursement and increase expense report accuracy. These solutions automatically import corporate or personal credit card charges to create expense reports. Employees save significant time by creating and submitting accurate, in-policy expense reports while automation helps the entire organization be more efficient. Our expense management solutions help customers reconcile transaction data from three trusted sources — itinerary data captured at the time of booking, corporate card charges incurred during travel, and electronic receipts captured directly from the supplier — to create a “Smart Expense”TM that is used to automatically fill in the details of the expense report as travel occurs. By capturing relevant and accurate expense data, Concur’s expense management solutions enable organizations to more easily comply with government and industry reporting regulations (such as the Sarbanes-Oxley Act and the Sunshine Act) and taxes (such as value added tax and goods and services tax).
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
The Concur T&E Cloud
The Concur T&E Cloud combines industry-leading travel and expense technology, data and third-party innovation to deliver added value to our corporate customers by providing them with access to a convenient and growing collection of services that otherwise may not be available through traditional travel and expense programs. We provide access to the Concur T&E Cloud through our Concur Connect platform, which includes a growing set of public-facing application programming interfaces and other tools to enable participating customers, partners, suppliers, and third-party developers to enhance and extend the value of our services within the Concur T&E Cloud. This provides a variety of benefits to these participants, including:

•	Customers. Customers can link their internal systems with their Concur solutions to augment their data and share relevant information throughout the customer's organization;

•	Partners. Partners can enhance their offerings and add value to Concur's solutions;

•	Suppliers. Suppliers can provide direct access to content, inventory, and programs that otherwise may not be available to corporate customers;

•	Third-party developers. Third-party developers can integrate their solutions with Concur solutions.
The Concur Connect platform connects suppliers from around the world to thousands of customers and end users representing over $50 billion of travel and expense related spend. It also enables application developers, including both corporate IT departments that typically develop applications for a company’s internal-use and third-party developers (businesses that create applications for other companies), to access new capabilities and flexibility of using multiple programming languages to provide developers openness and choice. Partners and third-party developers can use the platform to leverage the benefits of a multi-tenant platform for creating applications for one or more of our customers. This enables our partners, such as travel management companies or travel suppliers, to send trip itinerary and booking information to our solutions, so end users can view it in the Concur mobile application using our itinerary web services.
Client Services
Our client services organization offers consulting and a wide variety of extended services in connection with our integrated travel and expense management solutions.
Consulting
We provide industry-specific best practices and direct experience in travel and expense management. Our consulting staff meets with customers prior to deployment to review existing business processes and information technology infrastructure and provides advice on ways to improve these processes. Our consultants also configure and test our applications, integrate them with customers’ existing systems and assist with enterprise-wide deployment strategies. After deployment, our consultants continue to work with customers to identify additional opportunities to further improve their return on investment. In 2012, we significantly expanded our global professional services team to support sales growth.
Extended Services
We offer a variety of extended services, such as site administration, audit and compliance services, advanced analytics, and customized integration in connection with our travel and expense management solutions.
Our Growth Strategy
Our objective is to be the leading global provider of integrated travel and expense management solutions. Our cloud computing software solutions help organizations to control costs, save time, and boost productivity on a global basis by automating and integrating management of the travel procurement, itinerary management, and expense reporting processes and by automating and streamlining the invoice management process within a business. Key elements of our strategy include:
Expand our customer base. We believe the market for our corporate travel and expense management services is large and under-penetrated. We plan to continue to increase our investments in distribution, market development and innovation in order to continue to expand our base of customers in the markets that we currently serve and the range of services we can deliver to those customers.
Expanding our global presence. We aim to become the market-leading provider of travel and expense management services in all major economies. We plan to continue to increase our investments to support our growing customer base globally. For example, in 2012, we established a center of excellence in Manila to support our growth in the Asia Pacific region and around the globe.
Grow the small and medium business market. We plan to continue to invest in solutions that are designed for small and medium sized businesses on a global basis. We believe that this market has significant potential in generating incremental long-term revenue and earnings growth.
Deliver value during the business trip. We are focused on bringing value to business travelers while they are on their business trips — from trip planning and booking, through in-trip activities and sharing trip information, to post-trip expense reconciliation and reimbursement. This enables us to meet the needs of individual business travelers within the context of corporate policies while fundamentally enabling the direct relationship between travel suppliers and end customers.
Leverage the Concur Connect platform. The Concur Connect platform is a set of open, cloud-based application programming interfaces and tools that allow participating customers, partners, travel suppliers, and third-party developers to connect to and extend the value of the Concur T&E Cloud. We now offer a whole set of applications and services that individual employees can rely upon every day, including applications designed for small and medium businesses, vertical applications of our travel and expense services, innovative new mobile applications to location-based services, and specialized travel content and services. All of these applications and services are integrated into the Concur experience and all available through both traditional desktop and mobile interfaces.
The Concur Connect platform can also provide our customers with a single-stop access to a broad and expanding selection of travel content, by enabling our direct connections to many major hoteliers, transportation providers, dining and other travel-related services.
The Concur Connect platform creates new sources of value for our ecosystem of partners, and, as a result, we believe it can create new revenue streams for Concur beyond our traditional subscription revenue model.
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
Customers
As of the fiscal year ended September 30, 2012, more than 15,000 companies in over 100 countries use our services. We serve companies of all sizes. No single customer accounted for more than 10% of our total revenues in fiscal 2012, 2011 or 2010.
Sales and Marketing
We market and sell our solutions worldwide through both direct sales organization and indirect distribution channels such as our strategic reseller and referral partners and through our website.
Direct Sales
We sell subscriptions to our services primarily through our direct sales force comprised of inside sales, which consists of personnel that sell to customers primarily by phone, and field sales personnel that are primarily based in geographic territories comprising customers and prospects. We further organize our sales force into teams by specific customer segments, based on the size of our prospective customers, such as small, mid-sized and large customers to provide a higher level of service and understanding of the needs of our customers.
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
Product Development
Our systems development and programming organization is responsible for developing new solutions and services as well as enhancing our existing solutions and services. We believe that a technically skilled and productive software engineering organization will continue to be important for the success of our new solutions and service offerings.
We have a well-defined software development methodology that we believe allows us to deliver products that satisfy business needs and meet commercial quality expectations. Our systems development and programming group teams up with our product strategy department to assess market needs and requirements. We also use independent development firms or contractors, as needed, to expand the capacity and technical expertise of our internal research and development team. From time to time, we license third-party technology that is incorporated into our solutions. Systems development and programming expenses were $43.8 million, $34.8 million, and $27.2 million during the years ended September 30, 2012, 2011 and 2010, respectively.
Intellectual Property Rights
Our success depends, in part, upon our proprietary technology, processes, trade secrets and other proprietary information, and our ability to protect this information from unauthorized disclosure and use.
We rely on a combination of copyright, trade secret, trademark, and patent laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. For example, to protect our proprietary information, we enter into services agreements with our customers and nondisclosure agreements with certain of our employees, consultants, corporate partners, customers and prospective customers, which include restrictions on the disclosure, use and transfer of our proprietary information. We also employ various physical security measures to protect our software source codes, technology and other proprietary information. We have issued patents and a number of patent applications pending in various countries.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. Policing unauthorized use of our cloud-based products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Although we are unable to determine the extent to which piracy of our products exists, we believe that software piracy is a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the extent of the laws of the United States, and we expect that it will become more difficult to monitor the use of our products as we increase our global presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations and financial condition.
We own trademarks and registered trademarks for our various products and services and attempt to ensure we protect all necessary intellectual property rights. Concur, the Concur logo, Concur Connect platform, Concur T&E Cloud, Smart Expense, TripIt, and GlobalExpense, as well as a number of other names and brands that are not referenced in this report, are trademarks or registered trademarks of Concur or its affiliates. Other names or brands appearing in this report may be claimed as the property of others. Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.
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
Employees
As of September 30, 2012, we had approximately 2,400 full-time employees. We consider our relations with our employees to be good.
Available Information
Our Internet website address is www.concur.com. We provide free access to various reports that we file with or furnish to the SEC through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. The reports that we file with the Securities and Exchange Commission ("SEC") can be accessed through the investor relations section of our website, or through www.sec.gov. Our website also makes available printable versions of our Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, and Code of Business Conduct and Ethics. Information on our website does not constitute part of this report or of any other report we file or furnish with the SEC. Stockholders may request copies of these documents from:
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
We generated 92% of our total revenues for the fiscal year ended September 30, 2012 from our travel procurement, expense management, and integrated travel procurement and expense management solutions. We expect these solutions to continue to constitute a large percentage of our total revenues even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.
If the market for integrated travel and expense management services develops more slowly than we expect it to, our future revenue and profitability will be harmed.
The market for integrated travel and expense management services continues to evolve, and it is not certain whether these services will continue to achieve market acceptance and sustain high demand. Our future revenue and profits depend on increasing customer subscriptions for integrated travel and expense management services. The market for integrated travel and expense management services may not grow, or may shrink. Our future financial performance and revenue growth depend on the willingness of enterprise customers to use integrated travel and expense management services. Many enterprises have internal resources and processes to manage corporate travel and expenses, so they may not perceive the benefit of our external integrated travel and expense management services. Privacy concerns and transition costs are also factors that may affect an enterprise’s decision to subscribe to an external solution. If enterprises do not value the benefit of integrated travel and expense services, then the market for these services will not develop at the rate that we anticipate.
Our global operations subject us to risks that may adversely affect our business, financial condition and operating results.
Our ability to operate on a global basis is an increasingly important part of our business. Customers located outside the United States represented 15% of our total revenues in 2012, and an additional portion of our revenue represents revenue from U.S. customers utilizing our services outside of the United States. We expect international revenues as a percentage of our total revenues to increase. To support our global business opportunities, we have operations and facilities in many countries and we expect our international operations to continue to grow and expand.
Our international operations are subject to many risks, including:

•	costs to customize and localize our products for foreign markets;

•	foreign currency exchange rate risk;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	different pricing environments;

•	longer sales cycles;

•	greater difficulty in collecting accounts receivable;

•	import and export restrictions and tariffs;

•	adverse tax consequences;

•	restrictions on the transfer of funds;

•	potentially weaker protection for our intellectual property than in the United States and practical difficulties in enforcing our rights abroad;

•	regional data privacy laws that apply to the transmission of customer data across international borders;

•	laws and business practices favoring local competitors;

•	difficulties in attracting and retaining distribution partners that will be able to market our products effectively;

•	differing employment practices and labor issues;

•	difficulties in staffing and managing foreign operations;

•
local business and cultural factors that differ from our standards and practices in the United States and may make it difficult for us to compete, including business practices that are prohibited by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

•	security concerns, such as armed conflict and civil or military unrest, crime, and terrorist activity;

•	natural disasters and health concerns; and

•	regional economic and political conditions.
Our ability to sell our solutions into international markets will depend on our ability to develop and support solutions that incorporate the tax laws, accounting practices and currencies of applicable countries. Our international operations also involve foreign currency risks for us. Most of our revenues are denominated in U.S. dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. Unfavorable economic conditions have been accompanied by increased foreign currency exchange rate volatility. Our international revenues and expenses are currently subject to the risks of foreign currency fluctuations.
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
Because we recognize revenue from our subscriptions services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We generally recognize revenue from customers of our subscription services ratably over the terms of their subscription contracts. As a result, the majority of our quarterly revenue is attributable to service contracts entered into during previous quarters. A decline in new or renewed service agreements in any one quarter will not be fully reflected in our revenue in that quarter but will harm our revenue in future quarters. Consequently, the effect of significant downturns in sales and market acceptance of our subscription services in a particular quarter may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new subscription contracts, and from additional orders under existing subscription contracts, must be recognized over the applicable subscription term. In addition, delays or failures in deployment of our subscription services may prevent us from recognizing subscription revenue for indeterminate periods of time. Further, we may experience unanticipated increases in costs associated with providing our subscription services to customers over the term of our subscription contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results.
Our business depends on customers renewing and expanding their subscriptions for our services, and any decline in our customer renewals or expansions may harm our future operating results.
We sell our products and services pursuant to subscription contracts of varying initial terms, ranging from contracts that may be terminated by the customer at any time to multi-year initial terms. Our customers have no obligation to renew their subscription contracts after their initial term expires, and they may not renew their subscription contracts at the same or higher levels. In addition, some of our subscription contracts contain cancellation provisions and, if cancelled, could result in us recognizing substantially less revenue than the aggregate value of those contracts over their terms. Further, if our customers cannot make payments, they may be forced to cancel existing subscriptions for our products and services.
As a result, our ability to grow is dependent in part on customers renewing their subscription contracts. We may not accurately predict future trends in customer renewals and expansions and our customer renewal or expansion rates may decline or fluctuate because of a variety of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers' spending levels. If our customers do not renew their subscription contracts, renew on less favorable terms, or if customers terminate subscription contracts before the end of their respective terms, our revenue may grow more slowly than expected or decline, which could adversely affect our operating results.

Our future success also depends on our ability to sell additional features or enhanced services to our current customers. This may require increasingly sophisticated and costly sales efforts. If these efforts to upsell to our customers are not successful, our business may suffer.

Third-party attempts to breach our network or data security, or the existence of any other security vulnerabilities, could damage our reputation and adversely affect our business, financial condition and operating results.
Maintaining the security of our computers and computer networks is paramount to us and our customers. Threats to our information technology security can take various forms, including viruses, worms, and other malicious software programs that attempt to attack our products and services and gain access to our computer networks and data centers. Persons who attempt to circumvent our information technology security may also launch targeted or coordinated attacks using novel methods to gain access to computers running our software. In addition, security threats may be caused by employee error or various means of unauthorized access to our internal systems or data or the data of our customers. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. These threats may result in breaches of our network or data security, disruptions of our products, services and internal systems, interruptions in our operations, harm to our competitive position from the compromise of confidential information or trade secrets, or otherwise harm our business.
Network and data security is particularly important for cloud computing businesses, such as ours, that use Internet-based computing, storage, and connectivity technology to deliver their software products and services. Customer using our products and services rely on the security of our computer networks and infrastructure for achieving reliable service and the protection of their data. As part of our subscription services, we receive credit card, travel booking, employee, purchasing, supplier and other data. There can be no assurance that this information will not be subject to computer break-ins, theft and other improper activity that could jeopardize the security of information handled by our products and services or cause interruptions in our operations. Any such breach in security could expose us to litigation, loss of customers, damage to our reputation, or otherwise harm our business.
We devote significant resources, and incur significant costs, to protect against security threats. Despite these efforts, actual or perceived security vulnerabilities could cause us to incur significant additional costs to alleviate problems caused by any such actual or perceived vulnerabilities. These costs could reduce our operating margins and expose us to litigation, loss of customers, damage to our reputation, or otherwise harm our business.
If our customers have concerns over the scalability or security of our products, they may not continue buying our products and our revenues will decline.
If customers believe that our subscription services offerings are not sufficiently scalable, do not provide adequate security or data protection for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use or if, for any other reason, our customers decide not to accept our subscription services for use, our business will be harmed. Customers' concerns about security could deter them from using the Internet to conduct transactions that involve confidential information, so our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business and financial results.
Privacy concerns could result in regulatory changes that may impose additional costs and liabilities on us and limit our use of information.
Many of our travel and expense software solutions collect, store and report information regarding travel procurement and employee spending. Personal privacy has become a significant issue in the United States and many other countries where we operate. Many federal, state and foreign government bodies and agencies have imposed or are considering imposing restrictions and requirements regarding the collection, use and disclosure of personal information obtained from consumers and individuals. Changes to laws or regulations affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information. If we were required to change our business activities or revise or eliminate services, our business could be harmed. Privacy concerns, whether valid or not, may inhibit market adoption of our service in certain industries and foreign countries. In addition, we may be subject to fines, penalties and potential litigation if we fail to comply with such regulatory restrictions and requirements.

Interruption of our operations, infrastructure or systems upon which we rely could prevent us from delivering our products and services to our customers, which could significantly harm our business.
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
In addition, we engage third-party facility providers for our hosting facilities and related infrastructure that is essential for our subscription services. Our service to customers could be interrupted in the event of a natural disaster, by a hosting provider decision to close a facility or terminate operations or by other unanticipated problems. Similarly, we use third-party telecommunications providers for Internet and other telecommunication services. We also rely heavily on our own and third-party financial, accounting, and other data processing systems, as well as various financial institutions to perform financial services in connection with our operations and our services offerings, such as providing depository services and executing Automated Clearing House and wire transfers as part of our expense reimbursement and payment services. Any of these third-party providers may fail to perform their obligations adequately, and any of these third-party systems may fail to operate properly or become disabled for varying periods of time, causing business interruption, system damage, or inability to process funds on behalf of our customers, which could reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions, cause other liability to customers, or cause regulatory intervention or damage to our reputation.
We may become liable to our customers and lose customers if we have defects or disruptions in our service or if we provide poor service.
We deliver cloud computing software services. Errors or defects in the software applications underlying our services, or a failure of our hosting infrastructure, may make our services unavailable to our customers. Because our customers use our services to manage important aspects of their business, any errors, defects, disruptions in service or other performance problems with our services could adversely impact our customers' businesses. If we have any errors, defects, disruptions in service or other performance problems with our services, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or costly litigation.
We depend on our relationships with travel suppliers, so adverse changes in existing supplier relationships or our inability to develop new supplier relationships could adversely affect our business, financial condition and operating results.
An important component of our business success is our ability to maintain and develop productive commercial relationships with a broad and growing spectrum of travel suppliers. As technology, services and content offerings continue to evolve, we must continue to identify and develop relationships with suppliers that are relevant to our business. Adverse changes in existing relationships, or our inability to develop new relationships, could reduce the amount, quality and value of the products and services that we are able to offer, which could adversely affect our customers' adoption of or renewal of our solutions. If we fail to obtain new customers or existing customers do not renew their subscriptions due to the number and kind of travel products and services we offer, our business, financial condition and operating results could be adversely affected.
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
We depend on our direct sales force, so if our direct sales efforts are not successful, we may be unable to achieve planned revenue growth in the future.
We sell our products and services primarily through our direct sales force. Our ability to achieve planned revenue growth in the future will depend upon the success of our direct sales force and our ability to adapt our sales efforts to address the evolving markets for our products and services. If our direct sales force does not perform as expected, our business, financial condition and operating results could be adversely affected.

We face significant competition from companies with longer operating histories and greater resources than we have, and our business, financial condition and operating results will suffer if we fail to compete effectively.
Our principal direct competition comes from independent vendors of corporate travel and expense management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to ours along with their suites of other products and services. Some of our competitors may offer services similar to ours at a greatly reduced price to achieve greater sales of other services. Many of our competitors have longer operating histories; more financial, technical, marketing and other resources; greater name recognition; and more customers for their products and services than we do. Some of our competitors, particularly major financial institutions and enterprise resource planning software vendors, have well-established relationships with our current and potential customers, as well as with systems integrators and other vendors and service providers. Some of our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products, or better withstand economic downturns. We also compete with the internal development efforts of potential customers and, at times, have to overcome their reluctance to move away from existing paper-based systems. In addition, we anticipate the entrance of new competitors in the future. This competitive landscape may make it difficult for us to achieve our objective of increasing the number of our customers and expanding our role in the travel supply chain. Increased competition may also result in price reductions, reduced gross margins and change in market share and could have a material adverse effect on our business, financial condition and operating results.
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
Our revenues and operating results may fluctuate significantly from quarter to quarter, and if they fall below the expectations of investors or public market analysts, the price of our common stock could substantially decline. Factors that might cause quarterly fluctuations in our operating results include:

•	general economic and market conditions;

•	new customer adoption, and existing customer renewal, of our solutions;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of large contracts or contract terminations;

•	changes in mix of our offerings;

•	the mix of sales channels through which our solutions are sold;

•	costs of developing new products and enhancements;

•	our ability to adequately provide software solutions on-demand;

•	network outages or security breaches caused by natural disasters, acts of war or terrorism, or otherwise;

•	adverse tax consequences;

•	foreign currency fluctuations; and

•	global political conditions.

Our acquisitions of other companies, products, or technologies may result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
As part of our overall business strategy, from time to time we acquire complementary businesses, products and technologies. These transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into acquisitions and a wide array of strategic transactions in the future.
We may not realize the anticipated benefits of our acquisitions to the extent that we anticipate, or at all, because acquisitions involve many risks, including:

•	difficulties integrating the acquired operations, personnel, technologies, products or infrastructure;

•	diversion of management attention or other resources from other business operations and strategic priorities;

•	unexpected difficulties encountered when we enter new markets in which we have little or no experience, or where competitors may have stronger market positions;

•	potential loss of key employees;

•	inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	potential unknown liabilities associated with an acquired business;

•	unanticipated expenses related to integrating acquired technology with our existing technology;

•	the impact on our results of operations due to depreciation and amortization related to acquired intangible assets, fixed assets and deferred compensation;

•	the tax effects of any such acquisitions;

•	potential litigation, such as claims by third parties related to intellectual property of the businesses we acquire;

•	potential write-offs of our investments in acquired assets;

•	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and

•	challenges caused by distance, language and cultural differences.
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and strategic transactions could cause us to fail to realize the anticipated benefits of such acquisitions or transactions, incur unanticipated liabilities, and harm our business generally.
We may issue additional equity securities or convertible debt securities to pay for future acquisitions or other strategic transactions, the issuance of which could be dilutive to our existing stockholders and affect the trading price of our securities. If any acquisition or other strategic transactions is not perceived as ultimately improving our financial condition and operating results, our stock price may decline. Further, if we fail to properly evaluate and execute acquisitions or other strategic transactions, our business and financial condition may be seriously harmed.
We invest in companies for strategic reasons and may not realize a return on our investments.
We make investments in companies on a global basis to further our strategic objectives and support key business initiatives. These investments are primarily in private companies and include equity or debt instruments that are largely non-marketable at the time of our investment. The companies in which we invest range from early-stage companies that are still defining their strategic direction to more mature companies with established revenue streams and business models. These companies may fail for a variety of reasons, such as their inability to secure additional funding, obtain favorable terms for future financings, or participate in liquidity events such as public offerings, mergers, or private sales. If any of these companies fail, or if we choose to dispose of our investment at a time when any of these companies is not meeting our objectives or expectations, we could lose all or part of our investment. If the fair value of an investment is below our carrying value and we determine that it is other-than-temporarily impaired, we may be required to record impairment charges that negatively impact our result of operations and financial condition.
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
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by a number of factors, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	losses in jurisdictions for which we are not able to record a tax benefit;

•	resolution of issues arising from tax audits;

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill;

•	changes in available tax credits;

•	changes in tax laws or their interpretation, including changes in the U.S. taxation of foreign income and expenses;

•	changes in U.S. generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
In addition, we are subject to the examination of our income tax returns by the United States Internal Revenue Service and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that these potential examinations will not have an adverse effect on our operating results and financial position.
If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
Under U.S. generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a reduction in our market capitalization (as a result of a decline in our stock price) to a level below our consolidated stockholders' equity as of the applicable balance sheet date, declining future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a negative impact on our results of operations.
Our sales cycle can be unpredictable, time-consuming and expensive, which may cause our operating results to vary significantly.

Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable, particularly for sales to enterprise customers. Our potential customers typically commit significant resources to an evaluation of available alternatives and require us to expend substantial time, effort and money educating them about the value of our offerings. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from one quarter to another as they wait for new product enhancements. Customers may delay their purchases for even longer periods due to their inability to assess and forecast future business activity, impaired purchasing ability or other economic factors. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.
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
Our success depends, in part, upon our proprietary technology, processes, trade secrets and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. We have issued patents and have patent applications pending in various countries. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. Policing unauthorized use of our cloud-based products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed the intellectual property rights of others. The cost to defend or settle these claims could be material to our business. The outcome of any litigation is inherently uncertain. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plans and could require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all. In addition, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our solutions to others, or could otherwise have a material adverse effect on our business, financial condition and operating results. In addition, over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we cannot assure you that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.
Litigation or regulatory proceedings could harm our business.
From time to time, we are engaged in litigation and regulatory matters and may face legal claims or regulatory matters involving stockholder, customer, property rights, and other issues on a global basis. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could result in monetary damages, injunctions that could stop us from selling our products and services or engaging in business practices, or injunctions that require other remedies.
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
On June 13, 2012, we entered into a lease agreement for our future corporate headquarters with Kilroy Realty, L.P. for office space located at 601 108th Avenue Northeast, Bellevue, Washington. Under this lease, which provides for an initial ten-year term with an option to renew the lease for an additional five years, Concur will pay approximately $3.6 million in base rent per year over the initial term of the lease, subject to an annual increase equal to three percent of the then-current base rent. This lease will expire ten years after the lease commencement date, unless renewed or extended pursuant to its terms. We plan to take possession of the premises in May 2013.
As of September 30, 2012, we also leased office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, New Jersey, Texas and Virginia, and internationally in Australia, Canada, China (Hong Kong), Czech Republic, France, Germany, India, Italy, Japan, Mexico, Netherlands, Philippines, Singapore, and the United Kingdom.
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

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information. Our common stock is traded on The NASDAQ Global Select Market under the symbol “CNQR.” The following table shows the range of the high and low sales prices by quarter for years ended September 30, 2012 and 2011, as reported on The NASDAQ Global Select Market:

	High	Low
Year Ended September 30, 2012:
Fourth Quarter	$76.15	$61.29
Third Quarter	69.31	53.33
Second Quarter	62.60	47.00
First Quarter	$55.00	$34.54
Year Ended September 30, 2011:
Fourth Quarter	$52.71	$34.30
Third Quarter	58.19	45.51
Second Quarter	56.64	49.23
First Quarter	$55.37	$46.00
As of September 30, 2012, our common stock was held by 229 stockholders of record.
We have never paid cash dividends on our common stock. We currently intend to retain earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in 2013.
During fiscal 2010, we issued 5.5 million warrants to purchase our common stock. For further information, see Note 10 of the Notes to Consolidated Financial Statements.
(b) Not applicable,
(c) Stock Repurchase Program. Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 9.0 million shares of our common stock through January 2013. In December 2011, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2015, and increased the number of shares eligible for repurchase by an additional 3.0 million shares to 12.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices. We had no repurchases of our outstanding common stock during the fourth quarter of 2012. As of September 30, 2012, we remained authorized to repurchase up to 7.1 million shares under the Repurchase Program. See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding share repurchases.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data presented in the table below is derived from our consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements as well as Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The consolidated statements of operations and consolidated balance sheets data presented in the table below are derived from our audited consolidated financial statements. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this report for an explanation of the determination of the shares used to compute basic and diluted net income (loss) per share. Our historical results are not necessarily indicative of results to be expected for any future period.
All amounts are reported in thousands, except for per share data.

	Year Ended September 30,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Revenues	$439,826	$349,488	$292,936	$247,596	$215,491
Expenses (1):
Cost of operations	123,696	98,267	81,737	73,310	68,378
Sales and marketing	175,514	141,384	96,955	73,885	59,912
Systems development and programming	43,794	34,787	27,236	24,487	22,974
General and administrative	69,358	51,467	38,811	30,300	31,371
Revaluation of contingent consideration	(7,274)	4,034	—	—	—
Amortization of intangible assets	18,239	10,131	7,224	6,396	6,196
Total expenses	423,327	340,070	251,963	208,378	188,831
Operating income	16,499	9,418	40,973	39,218	26,660
Other income (expense):
Interest income	2,373	2,177	2,017	2,149	1,720
Interest expense	(19,334)	(18,527)	(9,297)	(481)	(1,417)
Loss from equity investments	(2,649)	(890)	—	—	—
Other, net	(1,237)	(809)	(1,049)	(598)	(486)
Total other income (expense)	(20,847)	(18,049)	(8,329)	1,070	(183)
Income (loss) before income tax	(4,348)	(8,631)	32,644	40,288	26,477
Income tax expense	3,227	2,233	12,500	15,091	9,342
Consolidated net income (loss)	(7,575)	(10,864)	20,144	25,197	17,135
Less: Loss attributable to noncontrolling interest	569	121	—	—	—
Net income (loss) attributable to Concur	$(7,006)	$(10,743)	$20,144	$25,197	$17,135
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(0.13)	$(0.20)	$0.40	$0.52	$0.38
Diluted	(0.13)	(0.20)	0.38	0.49	0.35
Weighted average shares used in computing net income (loss) per share:
Basic	54,595	53,464	50,141	48,652	44,607
Diluted	54,595	53,464	53,090	51,740	48,459
(1)Includes share-based compensation as follows:
Cost of operations	$7,489	$3,440	$2,442	$1,829	$1,688
Sales and marketing	27,744	19,273	9,772	5,517	3,404
Systems development and programming	6,126	5,747	2,597	1,815	1,149
General and administrative	15,834	7,514	4,796	3,011	2,738
Total share-based compensation	$57,193	$35,974	$19,607	$12,172	$8,979

	September 30,
	2012	2011	2010	2009	2008
Consolidated Balance Sheets Data:
Cash and cash equivalents	$302,274	$370,157	$329,098	$119,185	$267,725
Total assets	1,221,274	1,155,851	1,042,797	670,356	640,970
Senior convertible notes, net	251,607	239,461	228,128	—	—
Deferred rent and other long-term liabilities	634	744	1,149	1,800	3,454
Total Concur stockholders’ equity	$740,492	$698,655	$637,826	$520,801	$534,489

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Financial Statements and Supplementary Data that are included in Item 8 of this report. Also, the discussion under "Critical Accounting Policies and Estimates" in this Item 7 is an integral part of the analysis of our results of operations and financial condition. We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. For convenience, in this report we refer to our fiscal years as “2010,” “2011,” “2012” and “2013.”
All dollar, option and share amounts are reported in thousands unless otherwise noted.
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue” and other similar words and phrases. These forward-looking statements involve many risks and uncertainties, described in Item 1A, Risk Factors, as well as in our other filings with the SEC. The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We undertake no obligation to revise or update any such forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
We are a leading provider of integrated travel and expense management solutions for companies of all industries, sizes and geographies. Our core mission is to reduce costs for our customers and enhance the user experience for their business travelers by leveraging our continuous innovation. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity by streamlining the expense management, travel procurement, itinerary management, and invoice management processes. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help customers effectively negotiate with vendors, create budgets, and manage compliance. By providing easy-to-use mobile solutions, we help make business travel easier and more productive for our customers' employees. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large.
In March 2010 we issued at par value $250.0 million principal amount of 2.50% senior convertible notes due in 2015. In addition, the underwriters executed their option to purchase an additional $37.5 million principal amount of such notes, bringing the total amount of such notes to $287.5 million (“Notes”).
In March 2010 we also entered into note hedge transactions ("Note Hedges") and warrant transactions ("Warrants") that cover the number of shares of our common stock issuable upon the conversion of the Notes. The Note Hedges are designed, but not guaranteed, to reduce or eliminate the potential economic dilution arising upon conversion. The Warrants to acquire shares of our common stock at a strike price of $73.29.
On January 24, 2011, we completed the acquisition of TripIt, Inc. (“TripIt Acquisition” or “TripIt”), a market leader in mobile trip management. The combination of Concur and TripIt delivers additional value to existing customers and travelers while helping to expand the addressable market for Concur’s services by reaching a new class of travelers previously unaddressed by traditional managed travel solutions.
On July 1, 2011, we completed the acquisition of GlobalExpense Limited (“GlobalExpense Acquisition” or “GlobalExpense”). GlobalExpense is a London-based market leader in web-based end-to-end expense management. The GlobalExpense Acquisition expands Concur’s extended services offerings.
In March 2011, we established a Japanese joint venture, Concur (Japan) Ltd. (“Concur Japan”), with SunBridge, Inc., a Japanese corporation, and an individual investor, to assist us with our sales efforts in Japan. Our ownership interest in the joint venture is 75%. Because of this controlling interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense categories in our consolidated statements of operations. We then record a noncontrolling interest which reflects the interest that we do not control in the venture’s results. As of September 30, 2012, the operating performance and liquidity requirements of the Japanese joint venture were not significant. While the Japanese joint venture plans to expand its selling and marketing activities in order to add new customers, we believe the operating performance and liquidity requirements of the Japanese joint venture will not be significant in 2013.

Our strategic focus in 2013 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in 2013 compared to 2012 due to anticipated growth in demand and global expansion. We expect total sales and marketing expenses in 2013 to increase in absolute dollars compared to 2012, driven primarily by an increase in sales personnel and marketing programs globally.
We operate in and report on one segment, which is integrated travel and expense management solutions.
Revenues
Revenues. Revenues consist primarily of fees paid for subscription services. To a much lesser degree, revenues also include the amortization of set-up fees paid to us in connection with subscription services and consulting services. Revenues are affected by pricing, the number of new customers, customer contract durations and our customer retention rate.
International Revenues. Revenues from customers outside the United States represented 15%, 14%, and 13% of total revenues for 2012, 2011, and 2010, respectively. We expect continued growth in our international revenues, as our products and services continue to gain acceptance in international markets due to our GlobalExpense Acquisition, our investment in global distribution, and increased global awareness of our products. In 2012 the foreign currency impact had the effect of slightly decreasing our revenues. Historically, fluctuations in exchange rates have had a de minimis impact on our total revenues.
Operating Expenses
Cost of Operations. Cost of operations expenses consist primarily of personnel costs and related expenses (including share-based compensation) and allocated overhead and infrastructure costs (including depreciation, occupancy, telecommunications, and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services. Cost of operations expenses also includes hosting costs, and amortization of deferred set-up costs that we incur in connection with our subscription services.
Sales and Marketing. Sales and marketing expenses consist of personnel costs (including sales commissions) and related expenses (including share-based compensation), referral fees, allocated overhead and infrastructure costs associated with our sales and marketing personnel, and other sales and marketing costs, such as advertising, trade shows and other promotional activities.
Systems Development and Programming Costs. Systems development and programming costs consist of personnel costs and related expenses, including share-based compensation, and allocated overhead and infrastructure costs associated with employees and contractors engaged in software engineering, program management and quality assurance.
General and Administrative. General and administrative expenses consist of personnel costs and related expenses, including share-based compensation, allocated overhead and infrastructure costs associated with employees and contractors in accounting, finance, human resources, information technologies, legal and facilities, as well as miscellaneous costs, such as professional fees, and public company regulatory compliance costs.
Revaluation of Contingent Consideration. Revaluation of contingent consideration consists of changes in the fair value of our acquisition-related contingent consideration liability that is not subject to a continued employment requirement. The changes in the fair value of the contingent consideration subject to the continued employment requirement are recognized as compensation expense. We remeasure this contingent consideration each quarter, with any changes in the fair value recorded as income or expense.
Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as non-cash charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, and trade name and trademarks.
Results of Operations
Fiscal years 2012 and 2011
Revenues

	Year Ended September 30,		Variance Dollars
	2012	2011
Revenues	$439,826	$349,488	$90,338

	Year Ended September 30,
	2012	%	2011	%
United States	$372,993	84.8%	$299,994	85.8%
Europe	49,963	11.4%	36,260	10.4%
Other	16,870	3.8%	13,234	3.8%
Total revenues	$439,826	100.0%	$349,488	100.0%
Revenues increased by 25.8%, or $90.3 million, in 2012 compared to 2011. This increase was primarily due to the growth in the number of customers for our subscription services as well as higher transaction volumes. The growth in the number of customers for our subscription services reflects higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services. Additionally, the foreign currency impact had the effect of slightly decreasing our revenues when compared to the same period a year ago.
We expect revenues to grow in 2013 as a result of the growing demand for our subscription service offerings, our planned increase in spending on sales and marketing, and international expansion.
Cost of Operations

	Year Ended September 30,		Variance Dollars
	2012	2011
Cost of operations	$123,696	$98,267	$25,429
Percent of total revenues	28.1%	28.1%
Cost of operations expenses as a percentage of total revenues remained consistent at 28.1% in both 2012 and 2011. Cost of operations expense increased by 25.9%, or $25.4 million, in 2012 compared to 2011. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $14.2 million (driven by increased headcount of approximately 50% to support our growing customer base) and an increase of $4.0 million in share-based compensation. In addition, initial set-up costs that we incur and then amortize in connection with our subscription services increased by $4.8 million and allocated overhead and infrastructure costs increased by $1.9 million.
We expect cost of operations expenses to trend downward as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars as we continue to expand our capacity to deploy and support additional new customers.
Sales and Marketing

	Year Ended September 30,		Variance Dollars
	2012	2011
Sales and marketing	$175,514	$141,384	$34,130
Percent of total revenues	39.9%	40.5%
Sales and marketing expenses increased by 24.1%, or $34.1 million, in 2012 compared to 2011. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $22.0 million, resulting from a headcount increase of approximately 30% to continue adding new customers and increasing penetration within our existing customer base. There was an increase in share-based compensation of $8.5 million, resulting from the issuance of stock awards to existing and new employees. Additionally, customer acquisition costs and amortization of those costs increased by $8.2 million, and advertising and marketing costs increased by $2.8 million. This was offset by a decrease of $9.0 million in compensation expense associated with the revaluation gain from the TripIt Acquisition contingent consideration, primarily resulting from the decrease in the fair value of contingent consideration (see Note 4 of the Notes to Consolidated Financial Statements).
We expect total sales and marketing expenses in 2013 to increase in absolute dollars compared to 2012, driven primarily by an increase in sales personnel and marketing programs globally. These increases reflect a key part of our strategic focus in 2013, which is to expand our sales and marketing efforts to create greater awareness of our subscription services in our target markets and to support expected demand.
Systems Development and Programming Costs

	Year Ended September 30,		Variance Dollars
	2012	2011
Systems development and programming	$43,794	$34,787	$9,007
Percent of total revenues	10.0%	10.0%
Systems development and programming costs as a percentage of total revenues remained consistent year over year. Systems development and programming costs increased by 25.9% or $9.0 million, in 2012 compared to 2011. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $6.0 million, driven by an increase in headcount of approximately 30%. Additionally, depreciation expenses increased by $3.5 million as we continued to upgrade and extend our service offerings and develop new technologies. The increases were offset by a decrease of $1.0 million in compensation expense associated with the TripIt Acquisition contingent consideration, primarily resulting from the decrease in the fair value of contingent consideration (see Note 4 of the Notes to Consolidated Financial Statements).
In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased by $9.6 million, to $36.6 million at September 30, 2012 as compared to $27.0 million at September 30, 2011.
We anticipate that recognized systems development and programming costs in 2013 will increase in absolute dollars compared to 2012 as we continue to focus on product innovation and enhancement.
General and Administrative

	Year Ended September 30,		Variance Dollars
	2012	2011
General and administrative	$69,358	$51,467	$17,891
Percent of total revenues	15.8%	14.7%
General and administrative expenses increased by 34.8%, or $17.9 million, in 2012 compared to 2011. The growth in absolute dollars was primarily due to an increase in $9.2 million of personnel costs and related expenses, driven by an increase in headcount of approximately 20% to support our growth and $8.3 million increase in share-based compensation, resulting from additional equity awards issued to employees. Additionally, infrastructure costs increased by $2.2 million. These increases were offset by a decrease of $3.2 million in professional fees mainly attributable to lower acquisition, litigation and other related costs in 2012.
We expect the absolute dollar amount of general and administrative expenses to increase in 2013 compared to 2012 due to increases in personnel costs and infrastructure costs related to the growth of our business.
Revaluation of Contingent Consideration

	Year Ended September 30,		Variance Dollars
	2012	2011
Revaluation of contingent consideration (gain)/loss	$(7,274)	$4,034	$(11,308)
Percent of total revenues	(1.7)%	1.2%
Revaluation of contingent consideration consisted of a gain of $7.3 million primarily relating to the TripIt Acquisition for 2012 compared to a loss of $4.0 million for 2011. The change in inputs applied to the valuation during the current period, which consisted primarily of the increase in our stock price, resulted in the change in the amount of the contingent consideration.
Amortization of Intangible Assets

	Year Ended September 30,		Variance Dollars
	2012	2011
Amortization of intangible assets	$18,239	$10,131	$8,108
Percent of total revenues	4.1%	2.9%
Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. Amortization of intangible assets increased by $8.1 million in 2012, compared to 2011, primarily due to additional intangible assets acquired in 2012 and other acquisitions completed in 2011.
Interest Income, Interest Expense, Loss from Equity Investments and Other

	Year Ended September 30,		Variance Dollars
	2012	2011
Interest income	$2,373	$2,177	$196
Interest expense	(19,334)	(18,527)	(807)
Loss from equity investments	(2,649)	(890)	(1,759)
Other, net	(1,237)	(809)	(428)
Total other expense	$(20,847)	$(18,049)	$(2,798)
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
Interest expense primarily consists of interest on the Notes that we issued in April 2010. Foreign currency transaction gains (loss) are included in the consolidated statements of operations under other income (expense).
Income Tax Expense

	Year Ended September 30,		Variance Dollars
	2012	2011
Income tax expense	$3,227	$2,233	$994
Effective tax rate	(74.2)%	(25.9)%
The effective income tax rate for 2012 was -74.2% compared to -25.9% for 2011. The negative effective tax rate for 2012 was primarily the result of losses in tax jurisdictions where we are not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets and the establishment of income tax reserves, partially offset by income from the revaluation of the contingent consideration which is not subject to income taxes, research and development tax credits, and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
We are subject to income taxes in the United States and numerous foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings or losses and changes in tax laws or interpretations of these laws in these operating jurisdictions. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual income tax rates, future income tax expense could be materially affected.
We measure and recognize uncertain tax positions. To recognize such positions we must first determine if it is more likely than not that the position will be sustained on audit. We then must measure the benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. For those positions that require a reserve and are in a net operating loss position, we do not include interest and penalties related to those contingencies in our income tax expense.
Fiscal years 2011 and 2010
Revenues

	Year Ended September 30,		Variance Dollars
	2011	2010
Revenues	$349,488	$292,936	$56,552

	Year Ended September 30,
	2011	%	2010	%
United States	$299,994	85.8%	$254,751	87.0%
Europe	36,260	10.4%	25,963	8.8%
Other	13,234	3.8%	12,222	4.2%
Total revenues	$349,488	100.0%	$292,936	100.0%
Revenues increased by 19.3%, or $56.6 million, in 2011 compared to 2010. This increase reflects growth in the number of customers for our subscription services, as a result of higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s continued and growing awareness of our integrated travel and expense management solutions, and the increasing acceptance of outsourced services which is driven in part by limited information technology capital budgets.
Cost of Operations

	Year Ended September 30,		Variance Dollars
	2011	2010
Cost of operations	$98,267	$81,737	$16,530
Percent of total revenues	28.1%	27.9%
Cost of operations expense increased by 20.2%, or $16.5 million, in 2011, compared to 2010. The growth in absolute dollars was primarily due to an increase of $6.7 million in personnel costs and related expenses, driven by an increase in headcount of 20% and an increase of share-based compensation by $1.0 million as a result of equity awards issued to new and existing employees. Additionally, there was an increase of $6.9 million in initial set-up costs that we incur and then amortize in connection with our subscription services and an increase in allocated overhead and infrastructure costs of $1.2 million.
Sales and Marketing

	Year Ended September 30,		Variance Dollars
	2011	2010
Sales and marketing	$141,384	$96,955	$44,429
Percent of total revenues	40.5%	33.1%
Sales and marketing expenses increased by 45.8%, or $44.4 million, in 2011, compared to 2010. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $17.8 million, primarily resulting from an increase in headcount of approximately 30% to add new customers and increase penetration within our existing customer base. In addition, share-based compensation increased by $9.5 million in 2011 compared to 2010, resulting from equity awards issued to new and existing employees. Additionally, there was an increase of $8.6 million in compensation expense associated with TripIt Acquisition contingent consideration (see Note 4 of the Notes to Consolidated Financial Statements). Customer acquisition costs and amortization of those costs increased by $5.8 million, and advertising and marketing costs increased by $1.4 million.
Systems Development and Programming Costs

	Year Ended September 30,		Variance Dollars
	2011	2010
Systems development and programming	$34,787	$27,236	$7,551
Percent of total revenues	10.0%	9.3%
Systems development and programming costs increased by 27.7%, or $7.6 million, in 2011 compared to 2010. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $0.9 million, mainly attributable to increased headcount of approximately 30% and an increase in share-based compensation by $3.2 million, resulting from the issuance of equity awards to existing and new employees. Additionally, there was an increase of $0.9 million in compensation expense associated with TripIt Acquisition contingent consideration (see Note 4 of Notes to Consolidated Financial Statements). Allocated overhead and infrastructure costs increased by $2.3 million, primarily due to an increase in depreciation costs as we continued to upgrade and extend our service offerings and develop new technologies.
In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with GAAP for software developed or obtained for internal use and amortize it over its useful life. Capitalized internal-use software costs, net of amortization, increased by $8.2 million, to $27.0 million at September 30, 2011 from $18.8 million at September 30, 2010.
General and Administrative

	Year Ended September 30,		Variance Dollars
	2011	2010
General and administrative	$51,467	$38,811	$12,656
Percent of total revenues	14.7%	13.2%
General and administrative expenses increased by 32.6%, or $12.7 million, in 2011, compared to 2010. The increase in absolute dollars was partially due to an increase of $2.5 million in personnel costs and related expenses as we increased headcount by approximately 10% to support our growth and $2.7 million increase in share-based compensation, resulting from the issuance of equity awards to existing and new employees. Additionally, the professional fees mainly attributable to acquisition, litigation and other related costs increased by $5.6 million and allocated overhead and infrastructure costs increased by $1.2 million.
Revaluation of Contingent Consideration

	Year Ended September 30,		Variance Dollars
	2011	2010
Revaluation of contingent consideration (gain)/loss	$4,034	$—	$4,034
Percent of total revenues	1.2%	0%
Revaluation of contingent consideration consisted of a loss of $4.0 million relating to the TripIt Acquisition for 2011. There was no contingent consideration revaluation for 2010. The change in the inputs applied in the valuation, which consisted primarily of the decrease in the stock price, resulted in the change in the amount of the contingent consideration.
Amortization of Intangible Assets

	Year Ended September 30,		Variance Dollars
	2011	2010
Amortization of intangible assets	$10,131	$7,224	$2,907
Percent of total revenues	2.9%	2.5%
Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. Amortization of intangible assets increased by $2.9 million in 2011, compared to 2010, primarily due to additional intangible assets acquired in 2011.
Interest Income, Interest Expense and Other

	Year Ended September 30,		Variance Dollars
	2011	2010
Interest income	$2,177	$2,017	$160
Interest expense	(18,527)	(9,297)	(9,230)
Loss from equity investments	(890)	—	(890)
Other, net	(809)	(1,049)	240
Total other income (expense), net	$(18,049)	$(8,329)	$(9,720)
Interest expense increased for 2011 over 2010 primarily due to the full year of interest expense associated with the Notes issued in April 2010. Foreign currency transaction gains (loss) are included in the consolidated statements of operations under other income (expense). The loss from equity investments resulted from investments made in privately held companies. Under the equity method, we record our investment at cost and adjust the carrying amount of the investment to recognize our proportionate share of net income or loss, including adjustments to recognize certain differences between our carrying value and our equity in net assets, into our consolidated statements of operations after the date of investment.

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
Financial Position, Liquidity and Capital Resources
Our available sources of liquidity as of September 30, 2012, consisted principally of cash, cash equivalents and short-term investments totaling $503.3 million. Our cash, cash equivalents and short-term investments are comprised primarily of time deposits, commercial paper, fixed income securities, and certificates of deposit.
Our cash flows are as follows:

	Year Ended September 30,			$ Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Cash provided by (used in):
Operating activities	$93,585	$76,963	$80,253	$16,622	$(3,290)
Investing activities	(151,988)	(27,464)	(170,042)	(124,524)	142,578
Financing activities	(9,682)	(8,515)	299,553	(1,167)	(308,068)

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of compensation payments to employees, payments to vendors directly related to our services, related sales, marketing and administrative costs, cost of operations, and systems development and programming costs. Net cash provided by operating activities was $93.6 million for 2012 compared to $77.0 million in 2011. The increase in operating cash flows was primarily driven by higher income after adjustments for non-cash related items in 2012, partially offset by increased accounts receivable balances.
Net cash provided by operating activities was $77.0 million for 2011, compared to $80.3 million in 2010. The decrease was primarily due to deal-related costs for acquisitions and strategic investments, a full year of payments for interest due on Notes, as well as a slight increase in operating income after adjusting for the impacts of non-cash expenses such as stock-based compensation.
Investing activities generally correspond with purchases, sales, and maturities of investments, cash outlays for acquisitions, strategic investments, capital expenditures including leasehold improvements and internal-use software, and changes in customer funding liabilities, net of the change in restricted cash.
Cash used in investing activities was $152.0 million in 2012, compared to $27.5 million in 2011. The change in cash outflows is primarily due to strategic activities and net purchases of short-term investments. In 2012 we used $68.3 million primarily for the ADP, Inc. asset acquisition and approximately $23.7 million in privately held companies. In 2011 we acquired two privately held companies (TripIt and GlobalExpense) for approximately $42.4 million and used approximately $46.3 million in other strategic investments. In addition, net purchases of short-term investments was $15.5 million in 2012 compared to $115.9 million of cash inflow in 2011.
Our investing activities used $27.5 million in 2011, compared to $170.0 million in 2010. The change in cash outflows was primarily due to cash inflow from net maturities of short-term investments of $115.9 million in 2011 compared to $157.4 million of cash outflow in 2010. Offsetting this was our acquisition activity for the year. In 2011, we acquired two privately held companies (TripIt and GlobalExpense) for approximately $42.4 million and used approximately $46.3 million in other strategic investments. In addition, we had a decrease in customer funding liabilities, net of changes in restricted cash which resulted in a cash outflow of $26.8 million for 2011 as compared to the $11.6 million cash inflow in 2010.
Cash used by financing activities in 2012 was $9.7 million, compared to $8.5 million in 2011. Cash used by financing activities in 2012 and 2011 were mainly attributable to the minimum tax withholding on restricted stock awards.
Cash used by financing activities was $8.5 million in 2011, compared to cash provided by financing activities in 2010 of $299.6 million. Cash used in 2011 was mainly driven by an $11.9 million cash outflow related tax withholding on restricted stock awards. Cash inflows in 2010 are primarily due to our issuance of the Notes, Note Hedges and Warrants transactions which resulted in inflows of $245.2 million. In addition, cash provided by financing activities in 2010 included $49.7 million in net proceeds from the exercise of warrants issued to American Express in 2008 and $8.4 million in proceeds from share-based equity award activity.
We issued our Notes for general corporate purposes, including potential acquisitions and strategic transactions. The Notes will mature on April 15, 2015, unless converted earlier. As of September 30, 2012, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For at least 20 trading days during the 30 consecutive trading day period ended September 30, 2012, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the Notes are convertible at the holders’ option for the quarter ending December 31, 2012 and the Notes are classified as a current liability on the consolidated balance sheets. For further information, see Note 10 of the Notes to Consolidated Financial Statements.
Our Board of Directors previously authorized a stock repurchase program ("Repurchase Program") that allowed us to repurchase up to 9.0 million shares of our common stock through January 2013. In December 2011, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2015, and increased the number of shares eligible for repurchase by an additional 3.0 million shares to 12.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. During 2012 and 2011, we repurchased 28 thousand shares and 48 thousand shares of our outstanding common stock for a total cost of $1.3 million and $1.8 million under the Repurchase Program. We did not make any purchases of our outstanding common stock during 2010. As of September 30, 2012, we remained authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.
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
The following table summarizes our outstanding contractual obligations as of September 30, 2012:

Year Ended September 30,	Senior Convertible Notes, including interest	Operating Leases	Purchase Obligations
2013	$7,188	$6,497	$7,225
2014	7,188	7,724	4,834
2015	294,687	6,907	3,730
2016	—	6,575	3,648
2017	—	5,563	1,921
Thereafter	—	31,523	—
Total	$309,063	$64,789	$21,358
The above commitment table does not include approximately $5.1 million of gross unrecognized tax benefits recorded on our consolidated balance sheets as of September 30, 2012. These obligations have been excluded from the table above as we are unable to make a reasonable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax settlements. For further information, see Note 11 of the Notes to Consolidated Financial Statements.
Senior Convertible Notes
As of September 30, 2012, holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For at least 20 trading days during the 30 consecutive trading day period ended September 30, 2012, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the Notes are convertible at the holders’ option for the quarter ending December 31, 2012 and the Notes were classified as a current liability on the consolidated balance sheets.
For further information, see Note 10 of the Notes to Consolidated Financial Statements.
Operating Leases

We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013.
On June 13, 2012, we entered into a lease agreement for our future corporate headquarters with Kilroy Realty, L.P. for office space located at 601 108th Avenue Northeast, Bellevue, Washington. Under this lease, which provides for an initial ten-year term with an option to renew the lease for an additional five years, we will pay approximately $3.6 million in base rent per year over the initial term of the lease, subject to an annual increase equal to three percent of the then-current base rent. The lease will expire ten years after the lease commencement date, unless renewed or extended pursuant to its terms. We plan to take possession of the premises in May 2013. Amounts for both rent and common area maintenance are included in our contractual obligation in the table above.
We also lease office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, New Jersey, Texas and Virginia, and internationally in Australia, Canada, China (Hong Kong), Czech Republic, France, Germany, India, Italy, Japan, Mexico, Netherlands, Philippines, Singapore, and the United Kingdom. We do not include amounts for certain operating expenses under these leases such as common area maintenance.
Purchase Obligations
We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding. Future purchase obligations are related to services to support operations and sales and marketing and are based on contracted commitments.
Acquisition-related Contingent Consideration
As part of the TripIt Acquisition, we agreed to pay additional cash consideration, if any, to the former stockholders of TripIt on the 30 month anniversary of the closing or at such earlier time as specified in the TripIt Acquisition Agreement (the “Top-Up Payment Date”). Please see Note 4 of the Notes to Consolidated Financial Statements for a full description of the acquisition-related contingent consideration.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; such estimates and judgments are periodically re-evaluated. Actual results may differ materially from these estimates under different assumptions, judgments or conditions.
The estimates and judgments noted above are affected by our application of accounting policies. Our critical accounting policies are those we deem most important to the portrayal of our financial condition and results of operations, including those that require the most difficult, subjective or complex judgments. Our critical accounting policies include revenue recognition, income taxes, business combinations, contingent consideration, investments, intangible assets, and allowances for accounts receivable.
Revenue Recognition
We generate our revenues from the delivery of subscription services and, to a much lesser degree, set-up fees in connection with subscription services, and consulting services. We recognize revenues in accordance with accounting standards for software and service companies.
We recognize revenue when the following criteria have been met:

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
Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred until customer implementation is complete and are recognized ratably over the expected lives of the customer relationships.
Consulting services consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. In determining whether the consulting services can be accounted for separately from subscription revenue, we primarily consider the timing of when the consulting contract was signed in comparison to the subscription service start date. Consulting services that are sold with the subscription service are recognized ratably over the expected lives of the customer relationships. Consulting services that are sold after the initial contract are typically fixed fee contracts and are recognized as revenue upon delivery. We also sell consulting services under milestone or time and materials contracts and, in such cases, recognize consulting revenues as milestones are completed or services are performed.
Portions of our revenues are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts paid to our reseller partners are recognized as sales and marketing expense. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and sales and marketing expenses.
Income Taxes
We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, then an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense, thereby increasing net income in the period such determination was made. Should we determine that we are not likely to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be made to increase income tax expense, thereby reducing net income in the period such determination was made.
We measure and recognize uncertain tax positions. To recognize such positions we must first determine if it is more likely than not that the position will be sustained on audit. We must then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. For those positions that require a reserve and are in a net operating loss position, we do not include interest and penalties related to those contingencies in our income tax expense.
Business Combinations
We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. This allocation and valuation require management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.
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
In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We continue to evaluate these items quarterly and record any adjustments to the preliminary estimates to goodwill provided that we are within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in the consolidated statements of operations.
Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.
Contingent Consideration
We estimate the fair value of the acquisition-related contingent consideration using various valuation approaches including the Monte Carlo Simulation approach and discounted cash flow model. Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities, because we use significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of contingent consideration is remeasured each reporting period, with any change in the value recorded as income or expense.
Investments
Our investment portfolio primarily includes strategic investments in privately-held companies. We account for our strategic investments under either the cost or equity method of accounting.
All of our strategic investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. When assessing our investments for other-than-temporary declines in value, we consider many factors, including but not limited to the following: the performance of the investee in relation to its own operating targets and its business plan; the investee’s revenue and cost trends; the investee’s liquidity and cash position; and market acceptance of the investee’s products and services. From time to time, we may consider third-party valuations. In the event an investment experiences other-than-temporary declines in value, we will record an impairment loss in other income (expense) in our consolidated statements of operations.
Intangible Assets
We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We also evaluate the estimated remaining useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.
Accounts Receivable Allowances
We record provisions for estimated sales allowances against subscription and consulting revenues in the period in which the related revenues are recorded. We estimate our sales allowances by reviewing the aging of our receivables, analyzing our history of credits issued, and evaluating the potential risk of loss associated with delinquent accounts. Past due receivable balances are written off when our efforts have been unsuccessful in collecting the amount due.
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
Interest Rate Risk. We have cash, cash equivalents and short-term investments totaling $503.3 million as of September 30, 2012. Short-term investments were invested primarily in highly liquid investment vehicles including money market instruments that bear interest at variable overnight or short term rates. The cash, cash equivalents and short-term investments are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into short-term investments for trading or speculative purposes.

Our cash equivalents and short-term investments are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates.
An immediate increase or decrease in market interest rates of 100 basis points at September 30, 2012, could result in a $0.6 million reduction or increase in the fair value of the underlying short-term investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities.
As of September 30, 2011, we had cash, cash equivalents and short-term investments totaling $555.5 million. An immediate increase or decrease in market interest rates of 100 basis points would have resulted in a $0.5 million reduction or increase in the fair value of the underlying short-term investments.
Market Risk and Market Interest Risk. In March 2010 we issued at par value $250.0 million principal amount of 2.50% senior convertible notes due in 2015. In addition, the underwriters executed their option to purchase an additional $37.5 million principal amount of such notes, bringing the total amount of such notes to $287.5 million (“Notes”). Holders may convert their Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amount of the Notes. Amounts in excess of the principal amount, if any, will be paid in stock. Concurrent with the issuance of the Notes, we entered into separate note hedge transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.
For at least 20 trading days during the 30 consecutive trading day period ended September 30, 2012, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the Notes are convertible at the holders’ option for the quarter ending December 31, 2012 and the Notes are classified as a current liability on the consolidated balance sheets. The Notes were not convertible at the option of their holders as of September 30, 2011.
Our Notes have fixed annual interest rates at 2.50% and therefore, interest expense from these Notes is not subject to fluctuation based on changes in market interest rates. However, the fair value of the Notes will fluctuate based on changes in market interest rates. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $251.6 million as of September 30, 2012. This represents the liability component of the $287.5 million principal balance as of September 30, 2012. The total estimated fair value of our Notes at September 30, 2012 was $438.0 million and the fair value was determined based on the average trading price per $100 of the Notes as of the last day of trading for the fourth quarter of fiscal 2012, which was $152.37. For further information, see Note 14 of the Notes to Consolidated Financial Statements.
We have an investment portfolio that includes strategic investments in privately-held companies, some of which are in the development stage. When we do not have the ability to exert significant influence, we account for investments under the cost method of accounting. We account for investments under the equity method of accounting when we have the ability to exercise significant influence, but not control, over the investee. As of September 30, 2012 and 2011 total strategic investments were $65.6 million and $51.4 million, respectively. If any of these companies fail, or if we choose to dispose of our investment at a time when any of these companies is not meeting our objectives or expectations, we could lose all or part of our investment. If the fair value of an investment is below our carrying value and we determine it is other-than-temporarily impaired, we may be required to record impairment charges that negatively impact our result of operations and financial condition.
Foreign Currency Risk. We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, particularly the Euro, Canadian Dollar, British Pound Sterling, Australian Dollar, and Czech Koruna. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. We may seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward contracts. Any gain or loss from settling these contracts would offset by the loss or gain derived from the underlying balance sheet exposures. Additionally, by policy, we do not enter into any hedging contracts for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Concur Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Concur Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concur Technologies, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Concur Technologies, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 14, 2012 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Seattle, Washington
November 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Concur Technologies, Inc.

We have audited Concur Technologies, Inc. (a Delaware corporation) and subsidiaries' (the “Company”) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Concur Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's consolidated financial statements and financial statement schedule as of September 30, 2012 and 2011, and for each of the three years in the period ended September 30, 2012, and our report dated November 14, 2012, expressed an unqualified opinion on those consolidated financial statements.
/s/ GRANT THORNTON LLP
Seattle, Washington
November 14, 2012

Concur Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended September 30,
	2012	2011	2010
Revenues	$439,826	$349,488	$292,936
Expenses:
Cost of operations	123,696	98,267	81,737
Sales and marketing	175,514	141,384	96,955
Systems development and programming	43,794	34,787	27,236
General and administrative	69,358	51,467	38,811
Revaluation of contingent consideration	(7,274)	4,034	—
Amortization of intangible assets	18,239	10,131	7,224
Total expenses	423,327	340,070	251,963
Operating income	16,499	9,418	40,973
Other income (expense):
Interest income	2,373	2,177	2,017
Interest expense	(19,334)	(18,527)	(9,297)
Loss from equity investments	(2,649)	(890)	—
Other, net	(1,237)	(809)	(1,049)
Total other expense	(20,847)	(18,049)	(8,329)
Income (loss) before income tax	(4,348)	(8,631)	32,644
Income tax expense	3,227	2,233	12,500
Consolidated net income (loss)	$(7,575)	$(10,864)	$20,144
Less: Loss attributable to noncontrolling interest	569	121	—
Net income (loss) attributable to Concur	$(7,006)	$(10,743)	$20,144
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(0.13)	$(0.20)	$0.40
Diluted	(0.13)	(0.20)	0.38
Weighted average shares used in computing net income (loss) per share:
Basic	54,595	53,464	50,141
Diluted	54,595	53,464	53,090
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$302,274	$370,157
Short-term investments	201,062	185,392
Restricted cash	—	852
Accounts receivable, net of allowance of $1,507 and $1,307	86,591	66,963
Deferred tax assets	12,929	9,831
Deferred costs and other assets	47,312	32,865
Total current assets	650,168	666,060
Non-current assets:
Property and equipment, net	57,391	45,975
Investments	65,621	51,426
Deferred costs and other assets	42,650	35,049
Intangible assets, net	105,895	55,179
Deferred tax assets	17,657	22,970
Goodwill	281,892	279,192
Total assets	$1,221,274	$1,155,851
Liabilities and equity
Current liabilities:
Accounts payable	$12,674	$8,906
Customer funding liabilities	29,239	38,563
Accrued compensation	31,261	25,706
Acquisition-related liabilities	4,488	3,968
Acquisition-related contingent consideration	22,692	—
Other accrued expenses and liabilities	32,035	23,546
Deferred revenues	69,838	55,888
Senior convertible notes, net	251,607	—
Total current liabilities	453,834	156,577
Non-current liabilities:
Senior convertible notes, net	—	239,461
Deferred rent and other long-term liabilities	634	744
Deferred revenues	17,578	16,381
Acquisition-related contingent consideration	—	33,490
Tax liabilities	8,155	9,367
Total liabilities	480,201	456,020
Equity:
Concur stockholders’ equity:
Common stock, $0.001 par value per share	55	54
Authorized shares: 195,000
Shares issued and outstanding: 55,058 and 54,065
Additional paid-in capital	861,301	811,888
Accumulated deficit	(117,285)	(110,279)
Accumulated other comprehensive loss	(3,579)	(3,008)
Total Concur stockholders’ equity	740,492	698,655
Noncontrolling interest	581	1,176
Total equity	741,073	699,831
Total liabilities and equity	$1,221,274	$1,155,851
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Equity Statement
(In thousands)

	Concur Stockholders’ Equity						Noncontrolling Interest	Total Equity
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Concur Stockholders’ Equity Total
	Common Stock
	Shares	Amount
Balance as of September 30, 2009	48,988	$49	$640,911	$(119,680)	$(479)	$520,801	$—	$520,801
Common stock issued:
Employee Stock Purchase Plan	36	—	1,401	—	—	1,401	—	1,401
Stock option exercises and vesting of restricted stock units	2,075	2	8,590	—	—	8,592	—	8,592
Equity issued to American Express, net of issue costs	1,280	1	49,716	—	—	49,717	—	49,717
Share-based compensation	—	—	20,063	—	—	20,063	—	20,063
RSU tax withholding	—	—	(4,232)	—	—	(4,232)	—	(4,232)
Excess tax benefits from share-based compensation	—	—	283	—	—	283	—	283
Equity component of the senior convertible notes issuance, net	—	—	56,327	—	—	56,327	—	56,327
Purchase of note hedges	—	—	(60,145)	—	—	(60,145)	—	(60,145)
Sale of warrants	—	—	26,076	—	—	26,076	—	26,076
Net tax effect related to the senior convertible notes	—	—	791	—	—	791	—	791
Foreign currency translation adjustment loss	—	—	—	—	(1,971)	(1,971)	—	(1,971)
Unrealized loss on investments	—	—	—	—	(21)	(21)	—	(21)
Net income attributable to Concur	—	—	—	20,144	—	20,144	—	20,144
Balance as of September 30, 2010	52,379	52	739,781	(99,536)	(2,471)	637,826	—	637,826
Common stock repurchased	(48)	—	(1,753)	—	—	(1,753)	—	(1,753)
Common stock issued:
Employee Stock Purchase Plan	38	1	1,855	—	—	1,856	—	1,856
Stock option exercises and vesting of restricted stock units	882	1	1,981	—	—	1,982	—	1,982
Acquisition of TripIt	814	—	44,759	—	—	44,759	—	44,759
Share-based compensation	—	—	36,967	—	—	36,967	—	36,967
RSU tax withholding	—	—	(11,936)	—	—	(11,936)	—	(11,936)
Excess tax benefits from share-based compensation	—	—	234	—	—	234	—	234
Investment in consolidated joint venture by noncontrolling interest	—	—	—	—	—	—	1,225	1,225
Foreign currency translation adjustment loss	—	—	—	—	(536)	(536)	72	(464)
Unrealized loss on investments	—	—	—	—	(1)	(1)	—	(1)
Net loss attributable to Concur	—	—	—	(10,743)	—	(10,743)	—	(10,743)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(121)	(121)
Balance as of September 30, 2011	54,065	54	811,888	(110,279)	(3,008)	698,655	1,176	699,831
Common stock repurchased	(28)	—	(1,301)	—	—	(1,301)	—	(1,301)
Common stock issued:
Employee Stock Purchase Plan	44	—	2,304	—	—	2,304	—	2,304
Stock option exercises and vesting of restricted stock units	979	1	2,817	—	—	2,818	—	2,818
Share-based compensation	—	—	59,071	—	—	59,071	—	59,071
RSU tax withholding	—	—	(14,200)	—	—	(14,200)	—	(14,200)
Excess tax benefits from share-based compensation	—	—	848	—	—	848	—	848
Acquisition of TripIt escrow settlement	(2)	—	(126)	—	—	(126)	—	(126)
Foreign currency translation adjustment loss	—	—	—	—	(818)	(818)	(26)	(844)
Unrealized gain on investments	—	—	—	—	247	247	—	247
Net loss attributable to Concur	—	—	—	(7,006)	—	(7,006)	—	(7,006)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(569)	(569)
Balance as of September 30, 2012	55,058	$55	$861,301	$(117,285)	$(3,579)	$740,492	$581	$741,073
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended September 30,
	2012	2011	2010
Operating activities:
Consolidated net income (loss)	$(7,575)	$(10,864)	$20,144
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	18,239	10,131	7,224
Depreciation and amortization of property and equipment	23,219	19,499	16,818
Accretion of discount and issuance costs on notes	12,146	11,333	5,233
Provision for (recovery of) doubtful accounts	200	(1,067)	(1,309)
Share-based compensation	57,193	35,974	19,607
Revaluation of contingent consideration	(7,274)	4,034	—
Deferred income taxes	(179)	1,253	11,502
Excess tax benefits from share-based compensation	(848)	(234)	(283)
Loss from equity investments	2,649	890	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(20,136)	(11,343)	(4,804)
Deferred costs and other assets	(13,428)	(14,819)	(10,085)
Accounts payable	1,665	2,986	1,849
Accrued liabilities	12,345	17,567	3,462
Deferred revenues	15,369	11,623	10,895
Net cash provided by operating activities	93,585	76,963	80,253
Investing activities:
Purchases of investments	(542,871)	(425,449)	(438,924)
Maturities of investments	527,380	541,388	281,513
Increase (decrease) in customer funding liabilities, net of changes in restricted cash	(8,523)	(26,776)	11,588
Investment in and loans to unconsolidated affiliates	(23,708)	(46,271)	(2,000)
Capital expenditures	(30,725)	(27,932)	(18,596)
Payments for acquisitions, net of cash acquired	(68,266)	(42,424)	(3,623)
Payments of contingent consideration related to acquisition of Etap	(5,275)	—	—
Net cash used in investing activities	(151,988)	(27,464)	(170,042)
Financing activities:
Proceeds from borrowings on senior convertible notes	—	—	245,153
Proceeds from warrant, net	—	—	49,716
Investments in consolidated joint venture by noncontrolling interest	—	1,152	—
Payments on repurchase of common stock	(1,451)	(1,601)	—
Net proceeds from share-based equity award activity	2,817	1,980	8,361
Proceeds from employee stock purchase plan activity	2,304	1,855	1,401
Minimum tax withholding on restricted stock awards	(14,200)	(11,936)	(4,232)
Excess tax benefits from share-based compensation	848	234	283
Repayments on capital leases	—	(199)	(1,129)
Net cash (used in) provided by financing activities	(9,682)	(8,515)	299,553
Effect of foreign currency exchange rate changes on cash and cash equivalents	202	75	149
Net increase (decrease) in cash and cash equivalents	(67,883)	41,059	209,913
Cash and cash equivalents at beginning of period	370,157	329,098	119,185
Cash and cash equivalents at end of period	$302,274	$370,157	$329,098
Supplemental cash flow information:
Cash paid for interest	$7,188	$7,367	$106
Income tax payments (receipts), net	797	(833)	1,832
Common stock issued in connection with acquisition	—	44,759	—
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, unless otherwise noted)
Note 1. Description of the Company
We are a leading global provider of integrated travel and expense management solutions for companies of all industries and sizes worldwide. Our core mission is to reduce the costs for our customers and enhance the user experience for their business travelers by leveraging our continuous innovation. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity by streamlining the expense management, travel procurement, itinerary management, and invoice management processes. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help customers effectively negotiate with vendors, create budgets, and manage compliance. By providing easy-to-use mobile solutions, we help make business travel easier and more productive for our customers' employees. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large.
Concur, the Concur logo, Concur Connect platform, Concur T&E Cloud, Smart Expense, TripIt, and GlobalExpense, as well as a number of other names and brands that are not referenced in these consolidated financial statements, are trademarks or registered trademarks of Concur or its affiliates. Other parties’ marks are the property of their respective owners and should be treated as such.
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
Principles of Consolidation
These consolidated financial statements include the accounts of Concur, its wholly-owned subsidiaries and its controlled subsidiary. All intercompany accounts and transactions were eliminated in consolidation. In 2011, we established a Japanese joint venture and hold a controlling interest (75% voting interest) in Concur (Japan) Ltd. (“Concur Japan”). We have consolidated the accounts of Concur Japan with the accounts of Concur. We recorded a noncontrolling interest in the consolidated statements of operations for the noncontrolling investors’ interests in the operations of Concur Japan. Noncontrolling interest of $581 and $1,176 as of September 30, 2012 and 2011, respectively, is reflected in stockholders’ equity.
We report our consolidated financial statements on the basis of a fiscal year that starts October 1 and ends September 30. Throughout these consolidated financial statements, we refer to our fiscal years ended September 30, 2010, 2011, and 2012, as “2010,” “2011,” and “2012.”
Use of Estimates
We prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) which requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our consolidated financial statements and accompanying notes. Examples of estimates and assumptions include valuing assets and liabilities acquired through business combinations, determining the fair value of acquisition related contingent considerations, valuing and estimating useful lives of intangible assets, recognizing uncertain tax positions, estimating tax valuation allowances on tax attribute carryforwards, determining the other-than-temporary impairments for strategic investments, deferring certain revenues and costs, valuing allowances for accounts receivable, estimating useful lives of property and equipment, and estimating product warranties. Actual results could differ from these estimates.
Revenue Recognition
We generate our revenues from the delivery of subscription services and, to a much lesser degree, set-up fees in connection with subscription services, and consulting services. We recognize revenues in accordance with accounting standards for software and service companies.
We recognize revenue when the following criteria have been met:

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
Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred until customer implementation is complete and are recognized ratably over the expected lives of the customer relationships.
Consulting services consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. In determining whether the consulting services can be accounted for separately from subscription revenue, we primarily consider the timing of when the consulting contract was signed in comparison to the subscription service start date. Consulting services that are sold with the subscription service are recognized ratably over the expected lives of the customer relationships. Consulting services that are sold after the initial contract are typically fixed fee contracts and are recognized as revenue upon delivery of the related services. We also sell consulting services under milestone or time and materials contracts and, in such cases, recognize consulting revenues as milestones are completed or services are performed.
Portions of our revenues are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts paid to our reseller partners are recognized as sales and marketing expense. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement, and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and sales and marketing expense.
Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenues.
Income Taxes
We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statements purposes. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, then an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense, thereby increasing net income in the period such determination was made. Should we determine that we are not likely to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be made to increase income tax expense, thereby reducing net income in the period such determination was made. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments because such amounts are expected to be reinvested indefinitely.
We measure and recognize uncertain tax positions. To recognize such positions we must first determine if it is more likely than not that the position will be sustained on audit. We must then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. For those positions that require a reserve and are in a net operating loss position, we do not include interest and penalties related to those contingencies in our income tax expense.
Business Combinations
We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.
Critical estimates in valuing intangible assets include, but are not limited to, estimates about: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology and non-compete agreements; the acquired company’s brand awareness and market position, assumptions about the period of time the brand will continue to be used in our product portfolio; as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We continue to evaluate these items quarterly and record any adjustments to the preliminary estimates to goodwill provided that we are within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in the consolidated statements of operations.
Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.
Contingent Consideration
We estimated the fair value of the acquisition-related contingent consideration using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of contingent consideration is remeasured each reporting period, with any change in the value recorded as income or expense. When acquisition related contingent consideration is no longer subject to contingency, it is recorded in the consolidated balance sheets under acquisition related liabilities.
Accounts Receivable Allowances
We record provisions for estimated sales allowances against subscription and consulting revenues in the period in which the related revenues are recorded. We estimate our sales allowances by reviewing the aging of our receivables, analyzing our history of credits issued, and evaluating the potential risk of loss associated with delinquent accounts. Past due receivable balances are written off when our efforts have been unsuccessful in collecting the amount due.
Cash and Cash Equivalents
Highly liquid financial instruments purchased with maturities of 90 days or less at the date of purchase are reported as cash equivalents.
Short-term Investments
Our short-term investments consist of financial instruments with maturities greater than 90 days but less than one year. These short-term investments are classified as available-for-sale and are carried at fair value.
Property and Equipment
We record property and equipment at cost and provide for depreciation and amortization using the straight-line method for financial reporting purposes over the estimated useful lives. The estimated useful lives by asset classification are as follows:

Building	13 years
Computer hardware	3 years
Computer software	3 to 5 years
Furniture and equipment	3 years
Leasehold improvements	Shorter of the estimated useful life or life of related lease
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
There were no impairments related to property and equipment during the years ended September 30, 2012, 2011, and 2010.
Investments
Our investment portfolio primarily includes strategic investments in privately-held companies. We account for our strategic investments under the cost method or the equity method of accounting.
When we do not have the ability to exert significant influence, we account for investments under the cost method of accounting. We account for investments under the equity method of accounting when we have the ability to exercise significant influence, but not control, over the investee. We record equity method adjustments in gains (losses) on equity investments, net, and may do so with up to a one-quarter lag. Equity method adjustments primarily include: our proportionate share of investee income or loss, adjustments to recognize certain differences between our carrying value and our equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method.
All of our strategic investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. When assessing our investments for other-than-temporary declines in value, we will consider many factors, including but not limited to the following: the performance of the investee in relation to its own operating targets and its business plan; the investee’s revenue and cost trends; the investee’s liquidity and cash position; and market acceptance of the investee’s products and services. From time to time, we may consider third-party valuations. In the event an investment experiences other-than-temporary declines in value, we will record an impairment loss in other income (expense) in our consolidated statements of operations. There were no impairment charges related to strategic investments during the years ended September 30, 2012, 2011, and 2010.
Intangible Assets
Intangible assets primarily consist of acquired technology, customer relationships, and trade names and trademarks. Our intangible assets are subject to amortization using the straight-line method over their estimated period of benefit, ranging from two to 12 years. We evaluate the estimated remaining useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There were no impairment charges related to intangible assets during the years ended September 30, 2012, 2011, and 2010.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and the identifiable intangible assets. Goodwill is not amortized; rather, goodwill is tested for impairment at the reporting unit level on an annual basis in the second quarter, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. There were no charges recorded related to goodwill impairment during the years ended September 30, 2012, 2011, and 2010.
Share-Based Compensation
We measure share-based compensation cost at the grant date based on the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was multiple awards. The requisite service period is generally four years. The compensation cost is recognized net of estimated forfeiture activity.
Under the 2007 Equity Incentive Plan ("Equity Plan"), we granted selected executives and certain key employees performance-based restricted stock units ("RSUs"), whose vesting is contingent upon meeting certain company-wide performance goals. We estimate the probable number of performance-based RSUs that will be vested until the achievement of the performance goals is known.
Advertising Costs

Advertising costs are expensed as incurred or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. Advertising expenses for 2012, 2011, and 2010, were $9,999, $9,143, and $8,521, respectively.
Leases
We lease office space and equipment under non-cancelable operating leases. The terms of our lease agreements generally provide for rental payments on a graduated basis. We record rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense for 2012, 2011, and 2010 was $4,443, $3,273, and $2,962, respectively.
Warranty Claims
Our software contracts typically include an industry-standard software performance warranty provision. Historically, we have experienced minimal warranty claims. Our standard sales contracts typically do not include contingencies such as rights of return or conditions of acceptance.
Deferred Revenues and Deferred Costs
As described above in our Revenue Recognition Policy, we defer certain revenues and related direct and incremental costs and recognize them ratably over the applicable service period. We categorize deferred revenues and deferred costs on our consolidated balance sheets as current if we expect to recognize such revenue or cost within the following twelve months.
Deferred Commission
We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. Capitalized commission costs are deferred until the associated services have been delivered and are amortized ratably over the expected lives of the customer relationships. We believe this is the preferable method of accounting as the deferred commission costs are so closely related to the revenues that they should be recorded as an asset and charged to expense over the same period that the associated revenue is recognized. Deferred commission costs are included in deferred costs and other assets on the consolidated balance sheets.
Concentrations of Credit Risk
Financial instruments that potentially subject Concur to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. These instruments are generally unsecured and uninsured. We maintain the majority of our cash balances with a few financial institutions. Accounts receivable are from revenues earned from customers across different geographic areas, primarily located in the United States, and operating in a wide variety of industries. No customer represented greater than 10% of outstanding accounts receivable at either September 30, 2012 or 2011. No single customer accounted for more than 10% of our total revenues during 2012, 2011, or 2010. We typically do not require collateral or other security to support credit sales but provide allowances for sales and doubtful accounts based on historical experience and specific identification.
Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Income and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translation are recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Foreign currency transaction gains (loss) are included in the consolidated statements of operations under other income (expense).
Reclassifications
We have reclassified certain amounts previously presented for prior periods to conform to current presentation. The reclassifications had no effect on net income (loss) or total stockholders’ equity.
Recently Adopted Accounting Pronouncements
Effective October 2011, we adopted Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations ("ASU 2010-29"), which improves the consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. These additional requirements became effective October 1, 2011, for business combinations for which the acquisition date is after the effective date. The adoption of this accounting update did not have any impact on our consolidated financial statements.
Effective January 2012, we adopted Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement ("ASU 2011-04"), which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The new guidance will be effective for us with the reporting period beginning October 1, 2012, and will have presentation changes only.
In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We plan to adopt this guidance beginning October 1, 2012, and it is not expected to have a material impact on our consolidated financial statements.
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
The computation of basic and diluted net income (loss) per share is as follows:

	Year Ended September 30,
	2012	2011	2010
Net income (loss) attributable to Concur	$(7,006)	$(10,743)	$20,144
Weighted average number of shares outstanding:
Basic	54,595	53,464	50,141
Dilutive effect of share-based equity awards	—	—	2,949
Diluted	54,595	53,464	53,090
Net income (loss) per share available to Concur's common stockholders:
Basic	$(0.13)	$(0.20)	$0.40
Diluted	(0.13)	(0.20)	0.38
The following table presents shares of potential common stock outstanding that were excluded from the computation of diluted net income (loss) per share because the effect of these shares in the computation of diluted net income (loss) per share would have been anti-dilutive.

	Year Ended September 30,
	2012	2011	2010
Share-based equity awards	3,602	3,534	—
Senior convertible notes	5,491	5,491	5,491
Warrants associated with the senior convertible notes	5,491	5,491	5,491
Under the treasury stock method, the senior convertible notes will generally not have a dilutive impact on net income per share until the average stock price for the period exceeds the conversion price for the senior convertible notes (discussed in Note 10).
We also have entered into the note hedge transactions (“Note Hedges”) with respect to our common stock (discussed in Note 10), to minimize the impact of potential economic dilution upon conversion of the senior convertible notes. The Note Hedges were outstanding during 2012, 2011, and 2010. Since the beneficial impact of the Note Hedges is anti-dilutive, it is excluded from the calculation of GAAP diluted net income per share.
Note 4. Business Combinations
Acquisition of GlobalExpense
On July 1, 2011, we completed the acquisition of GlobalExpense Limited (“GlobalExpense”) for total cash consideration of $19.2 million. In addition, the Company is required to make additional payments (“GlobalExpense contingent consideration”) up to £2.0 million in cash, based on the achievement of certain revenue targets related to GlobalExpense’s service through September 30, 2012. The estimated fair value using a discounted cash flow model of the GlobalExpense contingent consideration at July 1, 2011 was $2.6 million and was included in the total purchase price. We re-measure the fair value of the GlobalExpense contingent consideration each reporting period based on GlobalExpense’s achievement of revenue targets. The change in fair value of contingent consideration was recorded in the consolidated statements of operations. As of September 30, 2012, the revenue targets have been fully met. The additional GlobalExpense consideration of £2.0 million (US$3.2 million) was recorded as acquisition related liabilities in the consolidated balance sheets.
GlobalExpense is a provider of web-based expense management in the United Kingdom. The acquisition of GlobalExpense improves our ability to serve the travel and expense management market in Europe. The acquisition also expands and enhances Concur’s extended services offerings by leveraging GlobalExpense’s strengths in receipt validation, VAT and income tax compliance, and knowledge of tax legislation in the United Kingdom.
During 2012, we finalized the assessment of the fair value of the assets and liabilities assumed at the acquisition date. The impacts of purchase price adjustments were an increase of goodwill by $1.1 million, an increase of intangible assets by $0.8 million, and a decrease of deferred tax liability by $1.9 million. All purchase price adjustments are reflected in the tables below.
The total purchase price was allocated to the net tangible and intangible assets based on their fair values as of the acquisition date as set forth below.

Current assets	$2,597
Property, plant and equipment	329
Current liabilities	(2,817)
Intangible assets	10,350
Deferred tax liability	(1,784)
Goodwill	13,135
Total purchase price	$21,810
`
The following table presents the details of the intangible assets we acquired in connection with the GlobalExpense acquisition as of acquisition date:

	Fair Value	Useful Life
Software technology	$3,570	2	years
User base	6,600	9	years
Trademark and trade name	180	2	years
Total intangible assets subject to amortization	$10,350
The goodwill recorded in connection with our business combinations are primarily related to the synergies to be achieved that are unique to our business. The goodwill balance is not deductible for tax purposes.

Transaction costs of $906 associated with GlobalExpense were included in general and administrative expenses in our consolidated statement of operations for 2011.
Acquisition of TripIt
On January 24, 2011, we completed the acquisition of TripIt, Inc. (“TripIt”), a market leader in mobile trip management. The combination of Concur and TripIt delivers additional value to existing customers and travelers while helping to expand the addressable market for Concur’s services by reaching a new class of travelers previously unaddressed by traditional managed travel solutions.
Subject to the terms of the acquisition agreement, we acquired all of the outstanding shares of TripIt for $24.7 million of cash, and 814 shares of Concur’s common stock valued at approximately $41.2 million at closing, of which 217 shares were held in escrow, plus future contingent consideration with an acquisition date fair value of $28.9 million (further discussed under “Top-Up Payment” below). Of the $28.9 million, $17.4 million was recorded as part of the purchase consideration. The remaining $11.5 million is related to certain individuals whose ability to receive a Top-Up Payment was subject to a continued employment requirement. The portion of the fair value of the contingent consideration subject to the continued employment requirement is recognized as compensation expense in post combination financial statements.
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
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

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
Transaction costs of $1.9 million associated with TripIt were included in general and administrative expenses in our consolidated statements of operations for 2011.
Top-Up Payment
As part of the TripIt acquisition, we agreed to pay additional cash consideration of up to $38.3 million to the former TripIt shareholders on the 30 month anniversary of the closing or at such earlier time as specified in the Agreement (“Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the consideration issued at the closing (“Market Value”) is less than approximately $82.1 million or $100.90 per share (“Guaranteed Value”), subject to adjustments, we will make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (“Top-Up Payment”), subject to certain limited exceptions. Such right to receive the Top-Up Payment will terminate in the event the value of the shares paid at closing increases by approximately $38.3 million to $100.90 per share at any time prior to the Top-Up Payment Date. If shares were sold or transferred before the Top-Up Payment Date, such holders will not be eligible to receive a Top-Up Payment. In addition, certain former TripIt shareholders that became employees of Concur will not be eligible to receive a Top-Up Payment if these employees terminate employment with Concur prior to the required service period. As of September 30, 2012, the potential undiscounted amount of the payment that we could be required to make on the Top-Up Payment Date is between $0 and approximately $38.3 million. As of September 30, 2011, the potential undiscounted amount of the payment that we could be required to make on the Top-Up Payment Date is between $0 and approximately $38.3 million.

As of September 30, 2011, the total fair value of the acquisition-related contingent consideration associated with TripIt was $35.4 million, of which $30.9 million was recorded as a liability. The remaining $4.5 million was compensation related and recorded during the requisite service period.
As of September 30, 2011, the acquisition-related contingent consideration liability of $30.9 million included a $9.5 million Top-Up Payment related to certain individuals whose Top-Up Payment has been subject to a continued employment requirement. The acquisition-related contingent consideration also included $21.4 million related to the portion of the Top-Up Payment due to other former TripIt shareholders.
As of September 30, 2012, the total fair value of the acquisition-related contingent consideration associated with TripIt was $22.7 million, which was classified as a current liability recorded under acquisition-related contingent consideration in our consolidated balance sheets. The $22.7 million liability included two components: (i) a $9.1 million Top-Up Payment related to certain individuals whose Top-Up Payment has been subject to a continued employment requirement. As of September 30, 2012, the required employment services have been fulfilled. The portion of contingent consideration that was subject to service requirement along with its change of fair value have been recognized as compensation expense; (ii) a $13.6 million Top-Up Payment due to other former TripIt shareholders. The fair value of the contingent consideration, including both components above, will continue to be remeasured at each reporting period until the Top-Up Payment Date, with any changes in the value recorded as income or expense.
Pro forma results of operations have not been presented because the effects of the acquisitions individually or in the aggregate were not significant.
Note 5. Property and Equipment
As of the dates specified below, our property and equipment consisted of the following:

	September 30,
	2012	2011
Land and building	$6,108	$5,972
Computer hardware	28,534	23,565
Computer software	76,215	59,039
Furniture and equipment	1,826	1,592
Leasehold improvements	6,447	5,935
Property and equipment, gross	119,130	96,103
Less: accumulated depreciation	(61,739)	(50,128)
Property and equipment, net	$57,391	$45,975
Depreciation expense of property and equipment was $23.2 million, $19.5 million, and $16.8 million for 2012, 2011, and 2010, respectively.
Note 6. Investments
Strategic Investments in Private Companies
Our total equity and cost method investment balances recorded as of September 30, 2012, and 2011, were as follows:

	September 30,
	2012	2011
Equity method investments	$14,911	$17,560
Cost method investments	50,710	33,866
Total investments	$65,621	$51,426
As of September 30, 2012, our equity method investments included the following:
ClearTrip. We have an investment in privately held ClearTrip, Inc. (“ClearTrip”), a leading provider of online travel services in India. We initially invested $40.0 million in both preferred stock and common stock in 2011. In 2012 we invested an additional $12.0 million by exercising our warrant to purchase 1.5 million additional shares of preferred stock. Classes of preferred stock in ClearTrip that do not meet the characteristics of in-substance common stock have been accounted for under the cost method. As of September 30, 2012, our equity interest of 7% in ClearTrip’s common stock and certain classes of preferred stock is accounted for under the equity method, because our total ownership interest exceeds 20% and we have the ability to exert significant influence. As of September 30, 2012, the difference between the carrying amount of our investment and the underlying equity in net assets of ClearTrip was $10.3 million, which was identified as intangible assets and goodwill. Intangible assets are amortized over their estimated useful lives of five to10 years.
Yapta. We invested $5.3 million in the preferred stock of privately held Yapta, Inc. (“Yapta”), a leading provider of fare tracking services, for 37% equity interest. Our investment meets the definition of in-substance common stock. We therefore account for our total investment in Yapta under the equity method. As of September 30, 2012, the difference between the carrying amount of our investment and the underlying equity in net assets of Yapta was $2.6 million, which was identified as intangible assets and goodwill. Intangible assets are amortized over their estimated useful lives of five to 10 years.
We review both equity method and cost method investments periodically for impairment. There were no impairment charges during the years 2012, 2011, and 2010.
Other Investments
We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and money market funds. For further information, see Note 14 of the Notes to Consolidated Financial Statements.
Note 7. Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and the identifiable intangible assets. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the second quarter.
The changes in the carrying balance of goodwill were as follows:

Balance as of September 30, 2010	$194,989
Addition — TripIt	69,205
Addition — Etap earn-out (1)	3,968
Addition — GlobalExpense	12,000
Other adjustments (2)	(970)
Balance as of September 30, 2011	279,192
Addition — Etap earn-out (1)	2,697
Finalization of GlobalExpense acquisition date fair value (3)	1,135
Other adjustments (2)	(1,132)
Balance as of September 30, 2012	$281,892
(1) On August 1, 2009, we completed the acquisition of Etap-On-Line (“Etap Acquisition”). The purchase price is subject to specified earn out provisions to be determined over a three year period ending September 30, 2012. We consider the earn-out amounts as additional contingent consideration and record them in goodwill as incurred. We recorded a $2.7 million and $4.0 million earn-out as additional goodwill for 2012 and 2011.
(2) Other adjustments represent primarily the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. These goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments are included in other comprehensive income (loss).
(3) In the fourth quarter of 2011, we completed the acquisition of GlobalExpense for total consideration of $21.8 million. We finalized our purchase price allocation in 2012. Goodwill increased by $1.1 million as a result of the finalization of purchase price allocation.
Note 8. Intangible Assets
During 2012 we acquired intangible assets from ADP, Inc. and accounted for this as an acquisition of assets because the acquired assets did not constitute a business according to the definition of a business under ASC Topic 805, Business Combinations. We recorded the total acquisition costs, including cash payments for the acquired assets and the related transaction costs, of $67.3 million as an intangible asset. This amount has been assigned to customer relationships because the intangible asset consists of a large number of customer contracts for our travel and expense management services that were previously resold to small-to-medium sized businesses by ADP, Inc. under a reseller agreement between us and ADP, Inc.  These customer contracts typically have an initial term of one year or less with automatic renewal, subject to the right of either party to terminate the contract with prior written notice. The acquired intangible asset has an estimated useful life of nine years, based primarily on our analysis of the historical attrition data for the underlying customer contracts over the past 12 years.
The following table presents the components of our intangible assets as of September 30, 2012 and 2011:

	September 30, 2012			September 30, 2011
Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$3,125	$(878)	$2,247	$2,926	$(457)	$2,469
Technology	25,396	(18,093)	7,303	24,848	(13,117)	11,731
Customer relationships	126,123	(29,778)	96,345	57,995	(17,016)	40,979
Total	$154,644	$(48,749)	$105,895	$85,769	$(30,590)	$55,179
The related amortization expense reflected in our consolidated statements of operations for 2012, 2011, and 2010, was $18.2 million, $10.1 million, and $7.2 million.
The following table outlines the estimated future amortization expense related to intangible assets held at September 30, 2012:

Year Ended September 30,	Amortization of Intangible Assets
2013	$17,392
2014	15,952
2015	15,845
2016	13,491
2017	12,004
Thereafter	31,211
Total	$105,895
Note 9. Customer Funding Liabilities
We draw funds from and make payments on behalf of our customers for employee expense reimbursements and related corporate credit card payments. We hold these funds in cash and record our obligation to make these expense reimbursements and payments on behalf of our customers as customer funding liabilities.
Note 10. Debt
Senior Convertible Notes
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
The Notes are convertible into cash and up to 5.5 million shares of our common stock at an initial conversion rate of 19.10 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $52.35 per share, subject to adjustment. Prior to January 15, 2015, conversion is subject to the satisfaction of certain conditions set forth below. Holders of the Notes who convert their Notes in connection with a fundamental change (as defined in the Indenture) will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Notes may require the Company to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date (as defined in the Indenture).
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
As of September 30, 2012, the Notes were not convertible. However, for at least 20 trading days during the 30 consecutive trading day period ended September 30, 2012, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the Notes are convertible at the holders’ option for the quarter ending December 31, 2012 and the Notes were classified as a current liability on the consolidated balance sheets.
In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Note. The remaining term of the Note is approximately 2.5 years. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of transaction costs, was $56.3 million at September 30, 2012 and 2011.
The following table shows the balances associated with liability components of the Notes:

	September 30,
	2012	2011
Principal amount	$287,500	$287,500
Less: note discount	(32,333)	(43,213)
Less: note issuance costs	(3,560)	(4,826)
Senior convertible notes, net	$251,607	$239,461
The following table presents the interest expense recognized related to the Notes for the years ended September 30, 2012, 2011, and 2010:

	Year Ended September 30,
	2012	2011	2010
Contractual interest expense	$7,188	$7,188	$3,494
Amortization of debt issuance costs	1,266	1,212	570
Accretion of debt discount	10,880	10,121	4,662
	$19,334	$18,521	$8,726
Effective interest rate of the liability component	7.73%	7.73%	7.73%
The net proceeds from the Notes were approximately $279.0 million after payment of the initial purchasers’ discounts and offering expenses. From these net proceeds, we used a net total of approximately $34.1 million which included $60.1 million to pay for the cost of the Note Hedges offset by proceeds of $26.1 million from our sale of Warrants. These transactions are described in more detail below. We expect to use the net proceeds of the Notes for general corporate purposes, including potential acquisitions and strategic transactions.
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, we entered into the note hedge transactions ("Note Hedges") with respect to our common stock. We paid $60.1 million for the Note Hedges. The Note Hedges cover approximately 5.5 million shares of our common stock at a strike price of $52.35, subject to anti-dilution adjustments, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note

Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of our common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes.
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
Note 11. Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. We perform an evaluation of the realizability of our deferred tax assets on a quarterly basis. This evaluation considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, historical and projected future taxable income, and prudent and feasible tax planning strategies. The estimates and assumptions used by us in computing the income taxes reflected in our consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year. Adjustments are recorded based on filed returns when such returns are finalized or the related adjustments are identified.
The following is a geographical breakdown of consolidated net income (loss) before income tax:

	Year Ended September 30,
	2012	2011	2010
United States	$12,392	$(10,234)	$33,211
Foreign	(16,740)	1,603	(567)
Total income (loss) before income tax	$(4,348)	$(8,631)	$32,644
For 2012, 2011 and 2010, income tax expense consisted of the following:

	Year Ended September 30,
	2012	2011	2010
Current income taxes:
Federal	$491	$(338)	$(6)
State and local	613	244	673
Foreign	3,511	1,390	320
Current income tax expense	4,615	1,296	987
Deferred income taxes:
Federal	1,276	606	12,659
State and local	(513)	157	197
Foreign	(2,151)	174	(1,343)
Deferred income tax expense	(1,388)	937	11,513
Income tax expense	$3,227	$2,233	$12,500
A reconciliation of our effective income tax rate on income before taxes with the federal statutory rate is as follows:

	Year Ended September 30,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income taxes	(5.5)	0.9	2.2
Research and development tax credits	11.8	23.0	(0.4)
Reserves for uncertainty in income taxes	(6.1)	(3.8)	1.7
Foreign rate differentials	(151.7)	3.2	(1.4)
Change in valuation allowance	(16.5)	(3.0)	0.1
Nondeductible expense	(3.6)	(18.0)	1.3
Acquisition-related contingent consideration	57.7	(56.6)	—
Other	4.7	(6.6)	(0.2)
Effective tax rate	(74.2)%	(25.9)%	38.3%
Our deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for the future tax benefit of net operating losses and tax credit carryforwards. Significant components of our deferred tax assets and liabilities as of September 30, 2012 and 2011, are as follows:

	September 30,
	2012	2011
Domestic deferred tax assets:
Net operating loss carryforwards	$8,069	$19,483
Credit carryforwards	11,167	10,701
Deferred revenue	28,196	24,612
Share-based compensation	21,347	14,128
Other compensation	4,874	4,026
Other	3,274	1,974
Total domestic deferred tax assets	76,927	74,924
Less: valuation allowance	(145)	(141)
Net domestic deferred tax assets	76,782	74,783
Domestic deferred tax liabilities:
Intangible assets	(10,305)	(13,957)
Property and equipment	(13,463)	(10,526)
Deferred costs	(24,718)	(20,365)
Other	(394)	(1,193)
Total domestic deferred tax liabilities	(48,880)	(46,041)
Net domestic deferred tax asset	$27,902	$28,742

	September 30,
	2012	2011
Foreign deferred tax assets:
Net operating loss carryforwards	$3,741	$2,804
Deferred revenue	1,368	697
Share-based compensation	1,480	1,023
Other	524	199
Total foreign deferred tax assets	7,113	4,723
Less: valuation allowance	(3,073)	(157)
Net foreign deferred tax assets	4,040	4,566
Foreign deferred tax liabilities:
Intangible assets	(3,975)	(5,048)
Deferred costs	(83)	(89)
Other	(506)	(422)
Total foreign deferred tax liabilities	(4,564)	(5,559)
Net foreign deferred tax liability	$(524)	$(993)
The deferred tax valuation allowance increased by $2,920 in 2012, compared to $257 for 2011. The increase in the valuation allowance for 2012 was due to the deferred tax asset related to acquired foreign net operating losses, incurred foreign net operating losses, and share based compensation.
To the extent that we are able to generate consistent taxable income within those operations with valuation allowances, we may reduce the valuation allowances, thereby reducing the income tax expense and increasing net income in the period the determination is made.
As of September 30, 2012, there are approximately $4.4 million of consolidated cumulative undistributed earnings of foreign subsidiaries. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, we would be subject to additional U.S. income taxes. It is not currently practical to estimate the amount of unrecognized deferred U.S. income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.
We conduct business in the Republic of the Philippines which grants “holidays” from income taxes for four to six year periods. These holidays expire in 2018. Without these tax “holidays", we would have incurred aggregate income taxes of $117 in 2012 with an immaterial related earnings per share impact.
As of September 30, 2012, we have total federal net operating loss carryforwards in the amount of $178.5 million, which will expire in the years 2017 to 2030. As of September 30, 2012, we had total foreign net operating loss carryforwards in the amount of $14.4 million, most of which can be carried forward subject to various time limits.
Our utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382 and similar foreign and state provisions. The annual limitations could result in the expiration of net operating losses before they can be utilized.
The above table of deferred tax assets and liabilities does not include certain deferred tax assets at September 30, 2012 and 2011 that arose directly from (or the use of which was postponed by) tax deductions related to share-based compensation arrangements in excess of compensation recognized for financial reporting. Tax deductions from share-based payment arrangements are not recorded until the deduction reduces current taxes payable when such in excess tax benefits have been realized; when such instance occurs, we record the amount of the reduction of cash tax owned as a credit to additional paid-in capital. Net operating loss ("NOL") created by tax deductions related to share-based compensation arrangements in excess of recorded compensation expense are not recognized in the deferred tax asset resulting in the deferred tax asset to be less than the actual NOL reported to the various federal, state, and foreign jurisdictions. On the other hand, any amount by which the tax deduction from share-based payment arrangements is less than the related amount of compensation recognized for financial reporting the deficiency (i.e., deferred tax asset write-off) shall first be charged against any remaining additional paid-in capital from excess tax benefits. The remaining balance, if any, of the write-off of a deferred tax asset related to a tax deficiency shall be recognized as income tax expense.
At September 30, 2012, we had $158.7 million of excess tax deductions related to share-based payment arrangements that will be credited to additional paid-in capital if and when such amounts are ultimately realized.
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
The reconciliation of our tax contingencies is as follows:

	Year Ended September 30,
	2012	2011
Gross tax contingencies — beginning of year	$4,869	$5,246
Increase due to acquisition	—	252
Gross increases to tax positions in prior periods	640	439
Gross decrease to tax positions in prior periods	(205)	(1,735)
Gross increases to current period tax positions	227	808
Gross decrease due to expiration	(416)	(141)
Gross tax contingencies — end of year	$5,115	$4,869
At September 30, 2012, and 2011, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $4.9 million and $4.3 million, respectively. We do not anticipate any significant changes to our unrecognized tax benefits within the next 12 months. Consistent with prior periods, we recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. The accrued interest at September 30, 2012, would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended September 30, 2012, and 2011, includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to our consolidated statements of operations.
We are subject to income taxes in the United States and numerous foreign jurisdictions. In the normal course of business we are subject to examination by the Internal Revenue Service and various foreign jurisdictions and have different years open which are subject to audit.
Note 12. Contractual Obligations
Our future minimum commitments under non-cancelable contractual obligations are as follows:

Year Ended September 30,	Senior Convertible Notes, including Interest	Operating Leases	Purchase Obligations
2013	$7,188	$6,497	$7,225
2014	7,188	7,724	4,834
2015	294,687	6,907	3,730
2016	—	6,575	3,648
2017	—	5,563	1,921
Thereafter	—	31,523	—
Total	$309,063	$64,789	$21,358
Senior Convertible Notes
As of September 30, 2012, investors may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principle amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 10 above.
Operating Leases
We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013.
On June 13, 2012, we entered into a lease agreement for our future corporate headquarters with Kilroy Realty, L.P. for office space located at 601 108th Avenue Northeast, Bellevue, Washington. Under this lease, which provides for an initial ten-year term with an option to renew the lease for an additional five years, Concur will pay approximately $3.6 million in base rent per year over the initial term of the lease, subject to an annual increase equal to three percent of the then-current base rent. This lease will expire ten years after the lease commencement date, unless renewed or extended pursuant to its terms. We will take possession of the premises in May 2013. Amounts for both rent and common area maintenance are included in our contractual obligation in the table above.
We also lease office space in the United States in the states of Arizona, California, Georgia, Illinois, Massachusetts, New Jersey, Texas and Virginia, and internationally in Australia, Canada, China (Hong Kong), Czech Republic, France, Germany, India, Italy, Japan, Mexico, Netherlands, Philippines, Singapore, and the United Kingdom. We do not include amounts for certain operating expenses under these leases such as common area maintenance.
Purchase Obligations
We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding. Future purchase obligations are related to services to support operations and sales and marketing and are based on contracted commitments.
Acquisition-related Contingent Consideration
Contingent consideration is recorded at fair value as of the acquisition date, and remeasured to fair value each reporting period, with any change in the value recorded as income or expense. As of September 30, 2012, we recorded $22.7 million current acquisition-related contingent consideration associated with the acquisition of TripIt. Final payout may vary from our accrual as of September 30, 2012.
Note 13. Equity Plans and Share-based Compensation
Our Equity Plan provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units (“RSUs”). As of September 30, 2012, we had 1.2 million shares of common stock reserved for future grants under our Equity Plan. Based on our Equity Plan design, the 1.2 million shares of common stock equates to approximately 0.8 million RSUs reserved for future grants which we generally use as long-term employee incentive and retention tools.
Under the Equity Plan, we granted selected executives and certain key employees performance-based RSUs, whose vesting is contingent upon meeting certain Company-wide performance goals. We estimate the probable number of performance-based RSUs that will be vested until the achievement of the performance goals is known.
The following table presents our share-based compensation resulting from equity awards that we recorded in our consolidated statements of operations:

	Year Ended September 30,
	2012	2011	2010
Cost of operations	$7,489	$3,440	$2,442
Sales and marketing	27,744	19,273	9,772
Systems development and programming	6,126	5,747	2,597
General and administrative	15,834	7,514	4,796
Total share-based compensation	$57,193	$35,974	$19,607
During the year of 2012, 2011, and 2010, we capitalized $3.4 million, $1.9 million, and $1.1 million, respectively, of share-based compensation expense related to internal use software development. Net cash proceeds from the exercise of stock options for 2012, 2011, and 2010, were $2.8 million, $2.0 million, and $8.4 million.
We have calculated an additional paid in capital (“APIC”) pool that represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include those excess tax benefits in APIC only when they have been realized. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess deficiencies as income tax expense in our consolidated statements of operations. Excess tax benefits or tax deficiencies, to the extent realized, are a factor in the calculation of diluted shares used in computing dilutive income (loss) per share. During 2012, 2011, and 2010, we realized an excess tax benefit in APIC from the exercise of stock options and the vesting of RSUs, which we present as financing cash flows with a corresponding reduction in operating cash flows in the consolidated statements of cash flows.
The following table presents our stock option activity for 2012:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic value
Outstanding as of September 30, 2011	986	$10.50
Exercised	(359)	7.91
Outstanding as of September 30, 2012	627	11.98	2.70	$38,735
Exercisable as of September 30, 2012	627	$11.98	2.70	$38,735
Total intrinsic value of options exercised for 2012, 2011, and 2010, was $18.5 million, $17.6 million, and $66.1 million, respectively.
Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 30, 2012, for selected exercise price ranges is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.59 - $ 7.99	77	2.12	$7.58	77	$7.58
8.25 - 9.81	33	1.30	9.63	33	9.63
10.11 - 10.67	82	2.04	10.57	82	10.57
11.20 - 12.89	342	2.90	12.43	342	12.43
13.37 - 17.55	93	3.52	16.05	93	16.05
$ 3.59 - $ 17.55	627	2.70	$11.98	627	$11.98
The following table presents a summary of RSUs award activity:

	Shares	Weighted Avg. Share Value
Balance as of September 30, 2011	2,535	$41.90
Granted	1,419	55.56
Vested and released	(876)	38.52
Cancelled	(124)	45.76
Balance as of September 30, 2012	2,954	$49.32
We granted 0.9 million, 0.8 million, and 0.1 million shares of performance-based RSUs during the years 2012, 2011, and 2010, respectively. The performance criteria have been fully achieved in 2012, 2011, and 2010.
Total fair value of RSUs vested during 2012, 2011, and 2010 was $48.4 million, $37.9 million, and $18.5 million, respectively. As of September 30, 2012, we had $78.3 million of total unrecognized share-based compensation costs net of estimated forfeitures that is expected to be recognized over a weighted average period of 1.5 years.
Note 14. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis:
We have highly liquid investments classified as cash equivalents and short-term investments included in our consolidated balance sheets. Cash equivalents mainly consist of money market instruments and commercial paper that have original maturities of 90 days or less.
We also invest in financial instruments with maturities greater than 90 days but generally mature in less than one year. Such instruments are classified within Level 2 of the fair value hierarchy.
Our financial assets and liabilities measured at fair value as of September 30, 2012, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Time deposits	$45,323	$—	$—	$45,323
Commercial paper	—	136,072	—	136,072
Other fixed income securities	—	7,074	—	7,074
Total cash equivalents	45,323	143,146	—	188,469
Short-term investments:
Commercial paper	—	86,963	—	86,963
Certificates of deposit	—	79,503	—	79,503
Other fixed income securities	—	34,596	—	34,596
Total short-term investments	—	201,062	—	201,062
Liabilities:
Acquisition-related contingent consideration	$—	$—	$22,692	$22,692
(1) Included in “cash and cash equivalents” in the consolidated balance sheets as of September 30, 2012, in addition to $113.8 million of cash.
Our financial assets and liabilities measured at fair value as of September 30, 2011, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Time deposits	$58,336	$—	$—	$58,336
Commercial paper	—	184,970	—	184,970
Certificates of deposit	—	25,006	—	25,006
Total cash equivalents	58,336	209,976	—	268,312
Short-term investments:
Commercial paper	—	73,247	—	73,247
Certificates of deposit	—	87,447	—	87,447
Other fixed income securities	—	24,698	—	24,698
Total short-term investments	—	185,392	—	185,392
Liabilities:
Acquisition-related contingent consideration	$—	$—	$33,490	$33,490
(1) Included in “cash and cash equivalents” in the consolidated balance sheets as of September 30, 2011, in addition to $101.8 million of cash.

Our valuation techniques used to measure the fair values of our financial instruments that were classified as Level 1 in the table above were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from our date of purchase and active markets for these instruments exist. Our valuation techniques used to measure the fair values of our financial instruments that were classified as Level 2 in the table above, generally all of which mature within one year and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments.
Acquisition-related Contingent Consideration
We estimate the fair value of acquisition-related contingent consideration using various valuation approaches including the Monte Carlo Simulation approach and discounted cash flow model. Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities, because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of contingent consideration are recorded as income or expense in the consolidated statements of operations.
Acquisition of TripIt
The fair value of the contingent consideration was estimated using the Monte Carlo simulation approach, which utilizes certain inputs that are unobservable in the market. Key inputs include the expected term, risk free rate, stock price, the volatility of our stock, and the strike price of $100.90. A volatility of 42% was used to calculate the fair value of our contingent consideration as of September 30, 2012. Volatility is considered a significant assumption and is based on our historical stock price. Additionally, the fair value of the contingent consideration is significantly impacted by the changes in our stock price. If the stock price increases (decreases) significantly, the fair value of the contingent consideration will decrease (increase) accordingly. The contingent consideration is included in the current acquisition-related contingent considerations on our consolidated balance sheets.
The following table presents a reconciliation of TripIt contingent consideration liability measured at fair value using significant unobservable inputs (Level 3):

Balance as of September 30, 2010	$—
Contingent consideration issued at business combination	17,395
Total losses:
Recorded as revaluation of contingent consideration	4,034
Recorded as compensation expense	9,543
Balance as of September 30, 2011	30,972
Total gains:
Recorded as revaluation of contingent consideration	(7,884)
Recorded as compensation expense	(396)
Balance as of September 30, 2012	$22,692
Acquisition of GlobalExpense
As part of the acquisition of GlobalExpense, we agreed to pay additional cash consideration, to the former GlobalExpense shareholders based on achievement of certain revenue targets through September 30, 2012.
The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include our assessment of the weighted probability of achieving certain revenue targets through September 30, 2012 at each reporting period.
The following table presents a reconciliation of GlobalExpense contingent consideration measured at fair value using significant unobservable inputs (Level 3):

Balance as of September 30, 2010	$—
Contingent consideration issued at business combination	2,584
Total gains:
Foreign currency translation	(66)
Balance as of September 30, 2011	2,518
Total losses:
Recorded as revaluation of contingent consideration	610
Foreign currency translation	105
Consideration fully earned and recognized	(3,233)
Balance as of September 30, 2012	$—
As of September 30, 2012, we have determined the revenue targets have been met and recorded the full consideration amount in the consolidated balance sheet under acquisition-related liabilities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During 2012, fair value adjustments made to assets required to be measured at fair value on a nonrecurring basis were immaterial. In 2011 and 2010, there were no adjustments.
Other Fair Value Disclosures
The fair value of the Notes is estimated using Level 2 inputs based on quoted market prices in markets that are not active. The fair value of our senior convertible notes is primarily affected by our stock price and also subject to interest. As of September 30, 2012, the carrying amount and fair value of our senior convertible notes was $251.6 million and $438.0 million, respectively. As of September 30, 2011, the carrying amount and fair value of our senior convertible notes was $239.5 million and $291.3 million, respectively.
Note 15. Stock Repurchase Program
Our Board of Directors has authorized a stock repurchase of up to 12.0 million shares under a stock repurchase program that expires in January 2015. As of September 30, 2012, we remained authorized to repurchase up to an additional 7.1 million shares under this program.
We repurchased the following shares of common stock under the above-described repurchase program:

Year Ended September 30,	Shares Repurchased	Average Purchase Price	Total Amount
2012	28	$46.78	$1,301
2011	48	36.72	1,753
2010	—	—	—
Note 16. Geographic Data
We market our services and products primarily in the United States and operate in a single industry segment. As of September 30, 2012 and 2011, the long-lived assets located outside the United States were immaterial. Revenues from customers outside the United States represented 15%, 14%, and 13% of total revenues for 2012, 2011, and 2010, respectively.
The following table presents our revenues by geographic region:

	Year Ended September 30,
	2012	2011	2010
United States	$372,993	$299,994	$254,751
Europe	49,963	36,260	25,963
Other	16,870	13,234	12,222
Total revenues	$439,826	$349,488	$292,936
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
Note 18. Retirement Plans
The Company offers various defined contribution plans covering eligible employees in the United States and foreign locations. The total expense associated with the contribution plans during 2012, 2011, and 2010, was $2,386, $1,679, and $1,314, respectively.
Note 19. Quarterly Financial Results (Unaudited)
Our summarized unaudited quarterly financial results for 2012, 2011, and 2010, are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012
Revenues	$100,384	$108,394	$113,167	$117,881	$439,826
Operating income	4,653	6,134	3,541	2,171	16,499
Net income (loss) attributable to Concur	(868)	(4,838)	6,906	(8,206)	(7,006)
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(0.02)	$(0.09)	$0.13	$(0.15)	$(0.13)
Diluted	(0.02)	(0.09)	0.12	(0.15)	(0.13)
2011
Revenues	$80,235	$84,629	$89,469	$95,155	$349,488
Operating income (loss)	8,961	(2,261)	1,795	923	9,418
Net income (loss) attributable to Concur	3,651	(2,629)	2,266	(14,031)	(10,743)
Net income (loss) per share attributable to Concur common stockholders:
Basic	$0.07	$(0.05)	$0.04	$(0.26)	$(0.20)
Diluted	0.07	(0.05)	0.04	(0.26)	(0.20)
2010
Revenues	$67,653	$72,816	$74,978	$77,489	$292,936
Operating income	10,251	10,987	10,530	9,205	40,973
Net income attributable to Concur	6,433	6,718	3,634	3,359	20,144
Net income per share attributable to Concur common stockholders:
Basic	$0.13	$0.14	$0.07	$0.06	$0.40
Diluted	0.12	0.13	0.07	0.06	0.38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with management and board authorization; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Grant Thornton, LLP has audited our internal control over financial reporting as of September 30, 2012; their report is included in Item 8 of this report.
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
The information required by this item relating to our executive officers, directors and nominees, regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and regarding our Audit Committee, is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.
We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Books and Records; Financial Integrity; Public Reporting” section of our Code of Business Conduct and Ethics that applies to employees generally, is posted on our website. The Internet address for our website is www.concur.com, and the code of ethics may be found from our main web page by clicking first on “About Concur” and then on “Corporate Ethics.”
We intend to satisfy any disclosure requirement under Item 10 of Form 10-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION
The information appearing under the headings “Election of Directors — Director Compensation” and “Compensation Discussion and Analysis” in our proxy statement related to the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plans,” in each case in our proxy statement related to the 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Election of Directors — Board of Directors Meetings and Committees,” in each case in our proxy statement related to the 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the captions “Ratification of Selection of Independent Registered Public Accounting Firm — Independent Auditor’s Services and Fees” and “— Audit Committee Pre-Approval Policy” in our proxy statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. Financial Statements
Financial Statements of Concur Technologies, Inc.
Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm	37
Consolidated Statements of Operations for the years ended September 30, 2012, 2011 and 2010	39
Consolidated Balance Sheets as of September 30, 2012 and 2011	40
Consolidated Equity Statements for the years ended September 30, 2012, 2011 and 2010	41
Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010	42
Notes to Consolidated Financial Statements	43
2. Schedule
The following financial statement schedule for the years ended September 30, 2012, 2011 and 2010, should be read in conjunction with the Consolidated Financial Statements of Concur Technologies, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts	70
Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Reorganization by and among Concur Technologies, Inc., Tolo One Acquisition Corp., Tolo Two Acquisition LLC, TripIt, Inc. and Mike Kwatinetz, as Stockholders’ Agent defined therein, dated as of January 12, 2011.	8-K	000-25137	1/28/2011	2.1
3.01	Registrant’s Second Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on August 7, 2009.	8-K	000-25137	3/29/2010	3.1
3.02	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/2007	3.1
4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	8/26/1998	4.01
4.02	Form of Base Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	4/5/2010	99.2
4.03	Form of Base Warrant Transaction Confirmation.	8-K	000-25137	4/5/2010	99.3
4.04	Form of Additional Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	4/5/2010	99.4
4.05	Form of Additional Warrant Transaction Confirmation.	8-K	000-25137	4/5/2010	99.5
4.06	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated April 6, 2010.	8-K	000-25137	4/7/2010	4.1
10.01	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	5/14/2004	10.01
10.02	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	5/14/2004	10.02
10.03	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	2/28/2000	4.09
10.04	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.*	S-8	333-141925	4/5/2007	4.1
10.05	Registrant's 2007 Equity Incentive Plan, as amended on January 18, 2011.*	—	—	—	—	X

10.06	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.*	8-K	000-25137	7/6/2010	99.1
10.07	Registrant’s 2010 Cash Incentive Plan. *	8-K	000-25137	3/21/2011	99.1
10.08	Registrant’s 2008 Employee Stock Purchase Plan.*	10-Q	000-25137	2/5/2009	10.01
10.09	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	8/26/1998	10.05
10.10	Registrant’s Fiscal 2010 Corporate Bonus Plan.*	10-K	000-25137	11/18/2010	10.10
10.11	Registrant’s Fiscal 2011 Corporate Bonus Plan.*	10-K	000-25137	11/17/2011	10.11
10.12	Registrant's Fiscal 2012 Corporate Bonus Plan.*	—	—	—	—	X
10.13	Registrant’s Amended and Restated Non-Employee Director Compensation Policy, as adopted on December 3, 2008.	10-Q	000-25137	2/5/2009	10.02
10.14	Registrant’s Amended and Restated Non-Employee Director Compensation Policy, as adopted on January 18, 2011.	10-K	000-25137	11/17/2011	10.14
10.15	Registrant's Amended and Restated Non-Employee Director Compensation Policy, as adopted on March 15, 2012.	—	—	—	—	X
10.16	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	8/26/1998	10.06
10.17	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/2004	10.12
10.18	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	8/6/2008	10.01
10.19	Offer Letter, dated May 3, 2010, by and between Concur Technologies, Inc. and Frank Pelzer	8-K	000-25137	5/4/2010	99.1
10.20	Office Lease Agreement, dated as of June 13, 2012, between Registrant and Kilroy Realty, L.P.	10-Q	000-25137	8/7/2012	10.1
21.01	List of Registrant’s subsidiaries.	—	—	—	—	X
23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X
101.00	Financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in XBRL.***	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

***
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Equity Statements (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.
November 14, 2012	By:	/S/ S. STEVEN SINGH
S. Steven Singh Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/S/ S. STEVEN SINGH	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 14, 2012
S. Steven Singh
/S/ FRANCIS J. PELZER	Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2012
Francis J. Pelzer
/S/ RAJEEV SINGH	Director	November 14, 2012
Rajeev Singh
/S/ JEFFREY T. MCCABE	Director	November 14, 2012
Jeffrey T. McCabe
/S/ EDWARD P. GILLIGAN	Director	November 14, 2012
Edward P. Gilligan
/S/ GORDON EUBANKS	Director	November 14, 2012
Gordon Eubanks
/S/ JEFFREY T. SEELY	Director	November 14, 2012
Jeffrey T. Seely
/S/ RANDALL H. TALBOT	Director	November 14, 2012
Randall H. Talbot

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
CONCUR TECHNOLOGIES, INC.
September 30, 2012
(in thousands)
Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions (1)	Deduction(2)	Balance at End of Year
Year Ended September 30:
2012	$1,307	$4,658	$(4,458)	$1,507
2011	$2,374	$3,329	$(4,396)	$1,307
2010	$3,680	$3,608	$(4,914)	$2,374

(1)	Amounts charged against revenues for estimated sales returns.

(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Reorganization by and among Concur Technologies, Inc., Tolo One Acquisition Corp., Tolo Two Acquisition LLC, TripIt, Inc. and Mike Kwatinetz, as Stockholders’ Agent defined therein, dated as of January 12, 2011.	8-K	000-25137	1/28/2011	2.1
3.01	Registrant’s Second Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on August 7, 2009.	8-K	000-25137	3/29/2010	3.1
3.02	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/2007	3.1
4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	8/26/1998	4.01
4.02	Form of Base Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	4/5/2010	99.2
4.03	Form of Base Warrant Transaction Confirmation.	8-K	000-25137	4/5/2010	99.3
4.04	Form of Additional Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	4/5/2010	99.4
4.05	Form of Additional Warrant Transaction Confirmation.	8-K	000-25137	4/5/2010	99.5
4.06	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated April 6, 2010.	8-K	000-25137	4/7/2010	4.1
10.01	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	5/14/2004	10.01
10.02	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	5/14/2004	10.02
10.03	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	2/28/2000	4.09
10.04	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.*	S-8	333-141925	4/5/2007	4.1
10.05	Registrant's 2007 Equity Incentive Plan, as amended on January 18, 2011*	—	—	—	—	X
10.06	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.*	8-K	000-25137	7/6/2010	99.1
10.07	Registrant’s 2010 Cash Incentive Plan. *	8-K	000-25137	3/21/2011	99.1
10.08	Registrant’s 2008 Employee Stock Purchase Plan.*	10-Q	000-25137	2/5/2009	10.01
10.09	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	8/26/1998	10.05
10.10	Registrant’s Fiscal 2010 Corporate Bonus Plan.*	10-K	000-25137	11/18/2010	10.10
10.11	Registrant’s Fiscal 2011 Corporate Bonus Plan.*	10-K	000-25137	11/17/2011	10.11
10.12	Registrant’s Fiscal 2012 Corporate Bonus Plan.*	—	—	—	—	X
10.13	Registrant’s Amended and Restated Non-Employee Director Compensation Policy, as adopted on December 3, 2008.	10-Q	000-25137	2/5/2009	10.02
10.14	Registrant’s Amended and Restated Non-Employee Director Compensation Policy, as adopted on January 18, 2011.	10-K	000-25137	11/17/2011	10.14
10.15	Registrant’s Amended and Restated Non-Employee Director Compensation Policy, as adopted on March 15, 2012.	—	—	—	—	X
10.16	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	8/26/1998	10.06

10.17	Office Lease Agreement, dated as of September 30, 2004, between Registrant and BTC U.S. L.L.C.	10-K	000-25137	12/14/2004	10.12
10.18	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	8/6/2008	10.01
10.19	Offer Letter, dated May 3, 2010, by and between Concur Technologies, Inc. and Frank Pelzer	8-K	000-25137	5/4/2010	99.1
10.20	Office Lease Agreement, dated as of June 13, 2012, between Registrant and Kilroy Realty, L.P.	10-Q	000-25137	8/7/2012	10.1
21.01	List of Registrant’s subsidiaries.	—	—	—	—	X
23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X
101.00	Financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in XBRL.***	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

***
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Equity Statements (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.