Form 10-Q
period 2012-12-31
CONCUR TECHNOLOGIES INC
filed 2013-02-06
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding as of February 1, 2013: 55,615,958

CONCUR TECHNOLOGIES, INC.
FORM 10-Q
December 31, 2012

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Concur Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Revenues	$122,798	$100,384
Expenses:
Cost of operations	34,996	28,970
Sales and marketing	54,942	40,345
Systems development and programming	14,227	9,723
General and administrative	19,632	15,167
Revaluation of contingent consideration	2,809	(2,439)
Amortization of intangible assets	4,464	3,965
Total expenses	131,070	95,731
Operating income (loss)	(8,272)	4,653
Other income (expense):
Interest income	554	482
Interest expense	(4,968)	(4,755)
Loss from equity investments	(601)	(496)
Other, net	(88)	(478)
Total other expense	(5,103)	(5,247)
Loss before income tax	(13,375)	(594)
Income tax expense (benefit)	(1,057)	353
Consolidated net loss	(12,318)	(947)
Less: Loss attributable to noncontrolling interest	286	79
Net loss attributable to Concur	$(12,032)	$(868)
Net loss per share attributable to Concur common stockholders:
Basic	$(0.22)	$(0.02)
Diluted	(0.22)	(0.02)
Weighted average shares used in computing net loss per share:
Basic	55,082	54,096
Diluted	55,082	54,096
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Consolidated net loss	$(12,318)	$(947)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	754	(1,720)
Unrealized loss on available-for-sale investments	(14)	(13)
Other comprehensive income (loss), before tax	740	(1,733)
Tax effect	2	(5)
Other comprehensive income (loss), net of tax	738	(1,728)
Comprehensive loss	(11,580)	(2,675)
Less: Comprehensive loss attributable to noncontrolling interest	325	85
Comprehensive loss attributable to Concur	$(11,255)	$(2,590)
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2012	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$232,252	$302,274
Short-term investments	252,345	201,062
Accounts receivable, net of allowance of $1,360 and $1,507	84,525	86,591
Deferred tax assets	8,512	12,929
Deferred costs and other assets	47,533	47,312
Total current assets	625,167	650,168
Non-current assets:
Property and equipment, net	60,970	57,391
Investments	81,838	65,621
Deferred costs and other assets	41,406	42,650
Intangible assets, net	101,608	105,895
Deferred tax assets	23,916	17,657
Goodwill	282,746	281,892
Total assets	$1,217,651	$1,221,274
Liabilities and equity
Current liabilities:
Accounts payable	$10,436	$12,674
Customer funding liabilities	32,243	29,239
Accrued compensation	16,860	31,261
Acquisition-related liabilities	4,523	4,488
Acquisition-related contingent consideration	27,056	22,692
Other accrued expenses and liabilities	25,456	32,035
Deferred revenues	70,521	69,838
Senior convertible notes, net	—	251,607
Total current liabilities	187,095	453,834
Non-current liabilities:
Senior convertible notes, net	254,779	—
Deferred rent and other long-term liabilities	727	634
Deferred revenues	17,834	17,578
Tax liabilities	8,225	8,155
Total liabilities	468,660	480,201
Equity:
Concur stockholders’ equity:
Common stock, $0.001 par value per share	55	55
Authorized shares: 195,000
Shares issued and outstanding: 55,110 and 55,058
Additional paid-in capital	880,799	861,301
Accumulated deficit	(129,317)	(117,285)
Accumulated other comprehensive loss	(2,802)	(3,579)
Total Concur stockholders’ equity	748,735	740,492
Noncontrolling interest	256	581
Total equity	748,991	741,073
Total liabilities and equity	$1,217,651	$1,221,274
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Operating activities:
Consolidated net loss	$(12,318)	$(947)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of intangible assets	4,464	3,965
Depreciation and amortization of property and equipment	6,621	5,296
Accretion of discount and issuance costs on notes	3,172	2,958
Share-based compensation	17,729	11,714
Revaluation of contingent consideration	2,809	(2,439)
Deferred income taxes	(1,631)	84
Excess tax benefits from share-based compensation	(146)	(36)
Loss from equity investments	601	496
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	2,261	(4,131)
Deferred costs and other assets	1,414	(1,022)
Accounts payable	(1,237)	602
Accrued liabilities	(19,385)	(12,530)
Deferred revenues	695	2,347
Net cash provided by operating activities	5,049	6,357
Investing activities:
Purchases of investments	(127,508)	(122,250)
Maturities of investments	76,344	86,306
Increase (decrease) in customer funding liabilities, net of changes in restricted cash	2,989	(11,030)
Investment in and loans to unconsolidated affiliates	(17,326)	(6,864)
Capital expenditures	(10,534)	(7,550)
Payments for acquisitions, net of cash acquired	—	(67,460)
Net cash used in investing activities	(76,035)	(128,848)
Financing activities:
Payments on repurchase of common stock	(201)	(598)
Net proceeds from share-based equity award activity	563	642
Proceeds from employee stock purchase plan activity	656	533
Minimum tax withholding on restricted stock awards	(96)	(116)
Excess tax benefits from share-based compensation	146	36
Net cash provided by financing activities	1,068	497
Effect of foreign currency exchange rate changes on cash and cash equivalents	(104)	(275)
Net decrease in cash and cash equivalents	(70,022)	(122,269)
Cash and cash equivalents at beginning of period	302,274	370,157
Cash and cash equivalents at end of period	$232,252	$247,888
Supplemental cash flow information:
Cash paid for interest	$3,594	$3,594
Income tax payments, net	371	139
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, unless otherwise noted)
(Unaudited)
Note 1. Description of the Company and Basis of Presentation
Throughout these consolidated financial statements Concur Technologies, Inc. is referred to as “Concur,” the “Company,” “we,” “us” and “our.” We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2010, 2011, 2012 and 2013, as, “2010,” “2011,” “2012,” and “2013.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.
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
Basis of Presentation
These consolidated financial statements include the accounts of Concur, its wholly-owned subsidiaries, and its controlled subsidiary. All intercompany accounts and transactions were eliminated in consolidation. In 2011, we established a Japanese joint venture and hold a controlling interest (75% voting interest) in Concur (Japan) Ltd., (“Concur Japan”). We recorded a noncontrolling interest in the consolidated statements of operations for the noncontrolling investors’ interests in the operations of Concur Japan. Noncontrolling interest of $0.3 million and $0.6 million as of December 31, 2012, and September 30, 2012, respectively, is reflected in stockholders’ equity.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. In our opinion, we have included all adjustments necessary for a fair presentation. These adjustments consist of normal recurring items. Our unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on November 15, 2012.
Reclassifications
Certain amounts previously presented for prior periods have been reclassified to conform to current presentation.
Note 2. Accounting Estimates, Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Use of Estimates
We prepared our consolidated financial statements in conformity with GAAP which requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our consolidated financial statements and accompanying notes. Examples of estimates and assumptions include valuing assets and liabilities acquired through business combinations, determining the fair value of acquisition-related contingent considerations, valuing and estimating useful lives of intangible assets, recognizing uncertain tax positions, estimating tax valuation allowances on tax attribute carryforwards, determining the other-than-temporary impairments for strategic investments, deferring certain revenues and costs, valuing allowances for accounts receivable, estimating useful lives of property and equipment and estimating product warranties. Actual results could differ from these estimates.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We adopted both ASU 2011-05 and ASU 2011-12 retrospectively effective October 2012 and elected to report other comprehensive income and its components in the consolidated statement of comprehensive loss. The adoption of these standards did not affect our financial position or results of operations.
In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We plan to adopt this new guidance in the second quarter of 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
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
The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended
	December 31,
	2012	2011
Net loss attributable to Concur	$(12,032)	$(868)
Weighted average number of shares outstanding:
Basic	55,082	54,096
Diluted	55,082	54,096
Net loss per share attributable to Concur common stockholders:
Basic	$(0.22)	$(0.02)
Diluted	(0.22)	(0.02)
The following table presents shares of potential common stock outstanding that were excluded from the computation of diluted net income (loss) per share because the effect of these shares in the computation of diluted net income (loss) per share would have been anti-dilutive.

	Three Months Ended
	December 31,
	2012	2011
Share-based equity awards	3,729	3,417
Senior convertible notes	5,491	5,491
Warrants associated with the senior convertible notes	5,491	5,491
Under the treasury stock method, the senior convertible notes will generally not have a dilutive impact on net income per share until the average stock price for the period exceeds the conversion price for the senior convertible notes (see Note 9 of the Notes to Consolidated Financial Statements).
We also have entered into the note hedge transactions (“Note Hedges”) with respect to our common stock (discussed in Note 9), to minimize the impact of potential economic dilution upon conversion of the senior convertible notes. The Note Hedges were outstanding during the three months ended December 31, 2012 and 2011. Since the beneficial impact of the Note Hedges was anti-dilutive, it was excluded from the calculation of diluted net income per share.

Note 4. Property and Equipment
As of the dates specified below, our property and equipment consisted of the following:

	December 31, 2012	September 30, 2012
Land and building	$6,122	$6,108
Leasehold improvements	6,974	6,447
Computer hardware	29,638	28,534
Computer software	81,032	76,215
Furniture and equipment	2,386	1,826
Property and equipment, gross	126,152	119,130
Less: accumulated depreciation	(65,182)	(61,739)
Property and equipment, net	$60,970	$57,391
Depreciation expense of property and equipment totaled $6.6 million and $5.3 million for the three months ended December 31, 2012 and 2011, respectively.
Note 5. Investments
Our investment portfolio primarily includes strategic investments in privately-held companies. We account for our strategic investments under either the cost or equity method of accounting. Our equity method investment balance is adjusted each period to recognize our proportionate share of investee net income or loss, including adjustments to recognize certain differences between our carrying value and our equity in the investee's net assets at the date of investment.
Total equity and cost method investment balances recorded as of December 31, 2012 and September 30, 2012 were as follows:

	December 31, 2012	September 30, 2012
Equity method investments	$14,311	$14,911
Cost method investments	67,527	50,710
Total investments	$81,838	$65,621
During the three months ended December 31, 2012, we invested a total of $16.8 million in several privately-held companies. We accounted for these investments under the cost method of accounting. No other-than-temporary impairment charge was recorded for the three months ended December 31, 2012 and 2011.
Note 6. Goodwill
The changes in the carrying balance of goodwill for the three months ended December 31, 2012, were as follows:

Balance as of September 30, 2012	$281,892
Other adjustments (1)	854
Balance as of December 31, 2012	$282,746
(1) Represent primarily the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).
There was no impairment of goodwill for the three months ended December 31, 2012 and 2011.
Note 7. Intangible Assets
The following table presents our intangible assets as of the dates specified below:

	December 31, 2012			September 30, 2012
Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$3,143	$(1,008)	$2,135	$3,125	$(878)	$2,247
Technology	25,422	(19,018)	6,404	25,396	(18,093)	7,303
Customer relationships	126,374	(33,305)	93,069	126,123	(29,778)	96,345
Total	$154,939	$(53,331)	$101,608	$154,644	$(48,749)	$105,895
For the three months ended December 31, 2012 and 2011, we recorded amortization expense of $4.5 million and $4.0 million, respectively, in our consolidated statements of operations.
The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2012:

Years Ended September 30,	Amortization of Intangible Assets
2013 (January 1, 2013, through September 30, 2013)	$12,946
2014	15,978
2015	15,868
2016	13,514
2017	12,027
Thereafter	31,275
Total	$101,608
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
For at least 20 trading days during the 30 consecutive trading day period during the quarter ended September 30, 2012, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the Notes were convertible at the holders’ option for the quarter ended December 31, 2012. As of December 31, 2012, none of the Notes have been repurchased or converted.
The Company’s common stock price did not exceed 130% of the applicable conversion price for 20 trading days during the 30 consecutive trading day period during the quarter ended December 31, 2012. Accordingly, the Notes will not be convertible at the holders’ option for the quarter ending March 31, 2013 and were classified as a noncurrent liability on the consolidated balance sheets as of December 31, 2012.
In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“Note discount”) is amortized to interest expense over the term of the Note. The remaining term of the Notes is approximately 2.3 years. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of transaction costs, was $56.3 million at December 31, 2012 and September 30, 2012.
The following table shows the balances associated with liability components of the Notes:

	December 31, 2012	September 30, 2012
Principal amount	$287,500	$287,500
Less: note discount	(29,487)	(32,333)
Less: note issuance costs	(3,234)	(3,560)
Senior convertible notes, net	$254,779	$251,607
The following table presents the interest expense recognized related to the Notes for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011
Contractual interest expense	$1,797	$1,797
Amortization of note issuance costs	326	311
Accretion of note discount	2,846	2,647
	$4,969	$4,755
Effective interest rate of the liability component	7.73%	7.73%
The net proceeds from the Notes were approximately $279.0 million after payment of the initial purchasers’ discounts and offering expenses. From these net proceeds, we used a net total of approximately $34.1 million which included $60.1 million to pay for the cost of the Note Hedges offset by proceeds of $26.1 million from our sale of Warrants (as defined and described below). These transactions are described in more detail below. We expect to continue to use the net proceeds of the Notes for general corporate purposes, including potential acquisitions and strategic transactions.
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
Note 10. Income Taxes
We base the provision for income taxes in our interim consolidated financial statements on estimated annual effective tax rates in the tax jurisdictions where we operate. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rate, future income tax expense could be materially affected. For the three months ended December 31, 2012, our effective tax rate of 7.9% differs from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we were not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, and revaluation of the contingent consideration, partially offset by the earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
For the three months ended December 31, 2011, our effective tax rate of (59.4)% varied from U.S. the federal statutory rate primarily due to the relative mix of earnings or losses within the tax jurisdictions in which we operate, losses in tax jurisdictions where we were not able to record a tax benefit, as well as various book expenses that were not deductible for tax purposes.
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
We measure and recognize uncertain tax positions. To recognize such positions, we first determine if it is more likely than not that the position will be sustained on audit. We then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We do not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. Tax positions for Concur and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. An adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.
Note 11. Share-based Compensation
Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of restricted stock, stock options, stock bonuses, stock appreciation rights, and restricted stock units (“RSUs”). As of December 31, 2012, we had 0.9 million shares of common stock reserved for future grants under our Equity Plan. Based on our Equity Plan design, the 0.9 million shares of common stock equates to approximately 0.6 million RSUs reserved for future grants, which we generally use as long-term employee incentive and retention tools.
Our share-based awards generally vest over four years and are subject to the employee's continued employment with Concur. The vesting of certain RSUs is subject to the achievement of specified Company-wide performance goals. On a quarterly basis, we estimate the probability of the achievement (including estimating the level of achievement) on specified performance goals to determine the probable number of RSUs that may ultimately vest. We adjust our estimate on a quarterly basis, if necessary, until the achievement of the performance goals is known at the end of the measurement period. The amount of share-based compensation recognized in each reporting period can vary based on the level of achievement, if any, or expected level of achievement based on the specified performance goals. We also estimate forfeiture rates at the time of grants and revise the estimates in subsequent periods if actual forfeitures differ from our estimates. We record share-based compensation net of estimated forfeitures.
During the three months ended December 31, 2012, we granted certain senior executives RSUs that will vest based on Company-wide performance goals and service conditions (2013 “Performance-based RSUs”). The number of 2013 Performance-based RSUs shall be determined based on the achievement of Company-wide goals for fiscal 2013. In order to vest, the low end of the predetermined Company-wide goals must be met. Further, the number of Performance-based RSUs is determined based on the level of achievement. Therefore, participants in the 2013 Performance-based RSUs may receive a range of 0 shares to approximately 0.5 million shares depending on the actual achievement level of performance goals.
The following table presents our share-based compensation resulting from equity awards that we recorded in our consolidated statements of operations:

	Three Months Ended December 31,
	2012	2011
Cost of operations	$2,569	$1,595
Sales and marketing	8,440	6,141
Systems development and programming	1,964	1,231
General and administrative	4,756	2,747
Total share-based compensation	$17,729	$11,714
The following table presents our stock option activity for the three months ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2012	627	$11.98
Exercised	(42)	13.17
Forfeited or expired	—	—
Outstanding as of December 31, 2012	585	11.89	2.44	$32,516
Exercisable as of December 31, 2012	585	$11.89	2.44	$32,516
The following table presents a summary of RSU award activity for the three months ended December 31, 2012:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2012	2,954	$49.32
Granted (1)	197	67.43
Vested and released	(4)	50.63
Cancelled	(14)	53.53
Outstanding as of December 31, 2012	3,133	$50.44
(1) Include Performance-based RSUs granted during the period.
As of December 31, 2012, we had $72.8 million of unrecognized share-based compensation, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.3 years.
Note 12. Fair Value Measurements
The accounting guidance for fair value measurements and its subsequent updates establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value.
The hierarchy can be described as follows:

•	Level 1 - observable inputs such as quoted prices in active markets;

•
Level 2 - inputs other than the quoted prices in active markets that are observable either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•
Level 3 - unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
We have highly liquid investments classified as cash equivalents and short-term investments included in our consolidated balance sheets. Cash equivalents consist of financial instruments that have original maturities of 90 days or less. Short-term investments consist of financial instruments with maturities greater than 90 days, but generally mature in less than one year.
Our financial assets and liabilities measured at fair value as of December 31, 2012, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Time deposits	$44,992	$—	$—	$44,992
Commercial paper	—	102,113	—	102,113
Total cash and cash equivalents	44,992	102,113	—	147,105
Short-term investments:
Commercial paper	—	109,170	—	109,170
Certificates of deposit	—	108,525	—	108,525
Other fixed income securities	—	34,650	—	34,650
Total short-term investments	—	252,345	—	252,345
Liabilities:
Acquisition-related contingent consideration	$—	$—	$27,056	$27,056
(1) Included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2012, in addition to $85.1 million of cash.
Our financial assets and liabilities measured at fair value as of September 30, 2012, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Time deposits	$45,323	$—	$—	$45,323
Commercial paper	—	136,072	—	136,072
Other fixed income securities	—	7,074	—	7,074
Total cash and cash equivalents	45,323	143,146	—	188,469
Short-term investments:
Commercial paper	—	86,963	—	86,963
Certificates of deposit	—	79,503	—	79,503
Other fixed income securities	—	34,596	—	34,596
Total short-term investments	—	201,062	—	201,062
Liabilities:
Acquisition-related contingent consideration	$—	$—	$22,692	$22,692
(1) Included in cash and cash equivalents in the consolidated balance sheets as of September 30, 2012, in addition to $113.8 million of cash.
Our valuation techniques used to measure the fair values of our financial instruments that were classified as Level 1 in the table above were derived from quoted market prices as active markets for these instruments exist. Our valuation techniques used to measure the fair values of our financial instruments that were classified as Level 2 in the table above were derived from the following: non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments.
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
TripIt Contingent Consideration
On January 24, 2011, we completed the acquisition of TripIt, Inc. (“TripIt”). As part of the TripIt acquisition, we agreed to pay contingent cash consideration of up to $38.3 million to the former shareholders of TripIt on the 30 month anniversary of the closing or at such earlier time as specified in the acquisition agreement (the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the consideration issued at the closing (the “Market Value”) is less than approximately $82.1 million or $100.90 per share (the “Guaranteed Value”), subject to adjustments, we will make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”), subject to certain limited exceptions. Such right to receive the Top-Up Payment will terminate in the event the value of the shares paid at closing increases by approximately $38.3 million to $100.90 per share at any time prior to the Top-Up Payment Date. If shares were sold or transferred before the Top-Up Payment Date, such holders will not be eligible to receive a Top-Up Payment. In addition, certain former shareholders that became employees of Concur will not be eligible to receive a Top-Up Payment if these employees terminate employment with Concur prior to the required service period. As of December 31, 2012, the potential undiscounted amount of the payment that we could be required to make on the Top-Up Payment Date is between $0 and approximately $38.3 million. As of September 30, 2012, the potential undiscounted amount of the payment that we could be required to make on the Top-Up Payment Date was between $0 and approximately $38.3 million.
Changes in the TripIt contingent consideration since the acquisition date were recorded in the consolidated statements of operations. On a quarterly basis, we re-measure the fair value of the contingent consideration and any changes are recorded in the consolidated statements of operations as revaluation of contingent consideration or compensation expense.
The fair value of the contingent consideration was estimated using the Monte Carlo Simulation approach, which utilizes certain inputs that are unobservable in the market. Key inputs include the expected term, risk free rate, stock price, volatility of our stock, and the strike price of $100.90. A volatility of 33% and 42% was used to calculate the fair value of the contingent consideration as of December 31, 2012 and September 30, 2012, respectively. Volatility is considered a significant assumption and is based on our historical stock price. Also, the fair value of the contingent consideration is significantly impacted by the changes in our stock price. If our stock price increases (decreases) significantly, the fair value of the contingent consideration will decrease (increase) accordingly. The contingent consideration was included in the current acquisition-related contingent consideration on our consolidated balance sheets.
The following table presents a reconciliation of TripIt contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2012:

Balance as of September 30, 2012	$22,692
Total losses:
Recorded as revaluation of contingent consideration	2,809
Recorded as compensation expense	1,555
Balance as of December 31, 2012	$27,056
The following table presents a reconciliation of TripIt contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2011:

Balance as of September 30, 2011	$30,972
Total (gains) and losses:
Recorded as revaluation of contingent consideration	(2,790)
Recorded as compensation expense	1,915
Balance as of December 31, 2011	$30,097
GlobalExpense Contingent Consideration
In the fourth quarter of 2011, we completed the acquisition of GlobalExpense Limited (“GlobalExpense Acquisition”). As part of the GlobalExpense Acquisition, we agreed to pay additional cash consideration totaling up to £2.0 million (USD $3.2 million), based on the achievement of certain revenue targets through September 30, 2012. We re-measured the fair value of the contingent consideration each reporting period based on GlobalExpense’s achievement of revenue targets. The change in fair value of contingent consideration was recorded in the consolidated statements of operations. The fair value of the contingent consideration was estimated by applying a probability-based model, which utilized significant inputs that are unobservable in the market. Key assumptions included a weighted probability of achieving certain revenue targets through September 30, 2012 at each reporting period. As of September 30, 2012, the revenue targets were fully met. The additional contingent consideration of £2.0 million (USD $3.2 million) was recorded as acquisition-related liabilities in the consolidated balance sheets.
The following table presents a reconciliation of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2011:

Balance as of September 30, 2011	$2,518
Total (gains) and losses:
Recorded as revaluation of contingent consideration	351
Foreign currency translation	(124)
Balance as of December 31, 2011	$2,745
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the three months ended December 31, 2012 and 2011, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.
Other Fair Value Disclosures
The fair value of the Notes is estimated using Level 2 inputs based on quoted market prices in markets that are not active. The fair value of Notes is primarily affected by our stock price and also subject to interest. As of December 31, 2012, the carrying amount and fair value of the Notes was $254.8 million and $402.9 million, respectively. As of September 30, 2012, the carrying amount and fair value of the Notes was $251.6 million and $438.0 million, respectively.
Note 13. Equity
The following table shows the changes in equity attributable to both Concur and the noncontrolling interest in our consolidated subsidiary in which we have control, but not total ownership interest.

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2012	$740,492	$581	$741,073
Comprehensive income (loss):
Net loss	(12,032)	(286)	(12,318)
Foreign currency translation adjustments	793	(39)	754
Unrealized loss on available-for-sale investments, net of tax	(16)	—	(16)
Comprehensive loss	(11,255)	(325)	(11,580)
Share-based transactions and compensation expense	19,699	—	19,699
Repurchase of common stock	(201)	—	(201)
Equity at December 31, 2012	$748,735	$256	$748,991

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2011	$698,655	$1,176	$699,831
Comprehensive income (loss):
Net loss	(868)	(79)	(947)
Foreign currency translation adjustments	(1,714)	(6)	(1,720)
Unrealized loss on available-for-sale investments, net of tax	(8)	—	(8)
Comprehensive loss	(2,590)	(85)	(2,675)
Share-based transactions and compensation expense	13,352	—	13,352
Repurchase of common stock	(473)	—	(473)
Equity at December 31, 2011	$708,944	$1,091	$710,035

Note 14. Geographic Data

We operate in and report on one segment, which is integrated travel and expense management solutions.
For the three months ended December 31, 2012 and 2011, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended December 31,
	2012	2011
United States	$103,391	$84,837
Europe	14,227	11,728
Other	5,180	3,819
Total revenues	$122,798	$100,384
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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the Financial Statements and Notes that are included with this report. Also, the discussion of “Critical Accounting Policies and Estimates” in this section is an integral part of the analysis of our results of operations and financial condition.
Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” the “Company,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2011, 2012 and 2013, as “2011,” “2012” and “2013.” Throughout this MD&A, where we provide discussion of the three months ended December 31, 2012, and we provide data for the same period in the prior year, we will refer to the prior period as “2011.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.
Special Note Regarding Forward-Looking Statements
This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue” and other similar words and phrases. These forward-looking statements involve many risks and uncertainties, described in Item 1A, Risk Factors, of Part II, as well as in our other filings with the Securities and Exchange Commission (“SEC”). The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We undertake no obligation to revise or update any such forward-looking statements for any reason.

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
Revenues
Revenues. Revenues consist primarily of fees paid for subscription services. To a much lesser degree, revenues also include the amortization of set-up fees paid to us in connection with subscription services and consulting services. Revenues are affected by pricing, the number of new customers, customer contract durations, and our customer retention rate.
International Revenues. Revenues from customers outside the United States represented 16% of total revenues for the three months ended December 31, 2012, compared to 15% for the same period in the prior year. We expect continued growth in our international revenues, as our products and services continue to gain acceptance in international markets due to our investment in global distribution and increased global awareness of our products.
Operating Expenses
Cost of Operations. Cost of operations expenses consist primarily of personnel costs and related expenses (including share-based compensation), and allocated overhead and infrastructure costs (including depreciation, occupancy, telecommunications, and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services. Cost of operations expenses also includes hosting costs and amortization of deferred set-up costs that we incur in connection with our subscription services.
Sales and Marketing. Sales and marketing expenses consist of personnel costs (including sales commissions) and related expenses (including share-based compensation), referral fees, allocated overhead and infrastructure costs associated with our sales and marketing employees and contractors, and other sales and marketing costs, such as advertising, trade shows and other promotional activities.
Systems Development and Programming. Systems development and programming expenses consist of personnel costs and related expenses (including share-based compensation), and allocated overhead and infrastructure costs associated with employees and contractors engaged in software engineering, program management, and quality assurance.
General and Administrative. General and administrative expenses consist of personnel costs and related expenses (including share-based compensation), and allocated overhead and infrastructure costs associated with employees and contractors in accounting, finance, human resources, information technologies, legal, and facilities, as well as miscellaneous costs, such as professional fees, and public company regulatory compliance costs.
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
Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We amortize our intangible assets as non-cash charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, and trade name and trademarks.
Results of Operations

Three Months Ended December 31, 2012 and 2011
Revenues

	Three Months Ended December 31,		Variance Dollars
	2012	2011
Revenues	$122,798	$100,384	$22,414

	Three Months Ended December 31,
	2012	%	2011	%
United States	$103,391	84.2%	$84,837	84.5%
Europe	14,227	11.6%	11,728	11.7%
Other	5,180	4.2%	3,819	3.8%
Total revenues	$122,798	100%	$100,384	100%
Revenues increased 22.3%, or $22.4 million, for the three months ended December 31, 2012, compared to the same period in the prior year. This increase was primarily due to growth in the number of customers for our subscription services as well as higher transaction volumes. The growth in the number of customers for our subscription services reflects higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services.
We expect revenues to grow in 2013 as a result of the growing demand for our subscription service offerings, our planned increase in spending on sales and marketing, and international expansion.
Cost of Operations

	Three Months Ended December 31,		Variance Dollars
	2012	2011
Cost of operations	$34,996	$28,970	$6,026
Percent of total revenues	28.5%	28.9%
Cost of operations expense increased by 20.8%, or $6.0 million, for the three months ended December 31, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $4.2 million, driven by increased headcount of approximately 60% to support our growing customer base. Additionally, there was an increase in share-based compensation of $1.0 million, resulting from the issuance of share-based awards to employees. Further, allocated overhead and infrastructure costs increased by $0.7 million.
We expect cost of operations expenses to trend downward as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will continue to increase in absolute dollars in 2013 as we continue to expand our capacity to deploy and support additional new customers.
Sales and Marketing

	Three Months Ended December 31,		Variance Dollars
	2012	2011
Sales and marketing	$54,942	$40,345	$14,597
Percent of total revenues	44.7%	40.2%
Sales and marketing expenses increased by 36.2%, or $14.6 million, for the three months ended December 31, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $8.2 million, resulting from a headcount increase of approximately 40% to continue adding new customers and increasing penetration within our existing customer base. Additionally, there was an increase in share-based compensation of $2.3 million, resulting from the issuance of share-based awards to employees. Further, customer acquisition costs and amortization of those costs increased by $2.4 million and advertising costs increased by $1.3 million compared to the same period in the prior year.
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
Systems Development and Programming

	Three Months Ended December 31,		Variance Dollars
	2012	2011
Systems development and programming	$14,227	$9,723	$4,504
Percent of total revenues	11.6%	9.7%
Systems development and programming costs increased by 46.3%, or $4.5 million, for the three months ended December 31, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expense of $2.7 million, driven by increased headcount of approximately 35% to upgrade and extend our service offerings and develop new technologies. Additionally, there was an increase in share-based compensation of $0.7 million, resulting from the issuance of share-based awards to employees. Further, depreciation expenses increased by $1.0 million.
In response to the demand for our subscription services, the majority of our systems development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $2.9 million, from $36.6 million at September 30, 2012, to $39.5 million at December 31, 2012.
We anticipate that recognized systems development and programming costs in 2013 will increase in absolute dollars compared to 2012 as we continue to focus on product innovation and enhancement.
General and Administrative

	Three Months Ended December 31,		Variance Dollars
	2012	2011
General and administrative	$19,632	$15,167	$4,465
Percent of total revenues	16.0%	15.1%
General and administrative expenses increased by 29.4%, or $4.5 million, for the three months ended December 31, 2012, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $1.9 million in personnel costs and related expenses, driven by a headcount increase of approximately 35% to support our growth, and a $2.0 million increase in share-based compensation, resulting from the issuance of share-based awards issued to employees. Additionally, there was an increase of $0.4 million in infrastructure costs as we continue to facilitate our growth.
We expect the absolute dollar amount of general and administrative expenses to continue to increase in 2013 compared to 2012 due to increases in personnel costs and infrastructure related to the growth of our business.
Revaluation of Contingent Consideration

	Three Months Ended December 31,		Variance Dollars
	2012	2011
Revaluation of contingent consideration	$2,809	$(2,439)	$5,248
Percent of total revenues	2.3%	(2.4)%
Revaluation of contingent consideration consisted of a loss of $2.8 million primarily relating to the acquisition of TripIt for the three months ended December 31, 2012 compared to a gain of $2.4 million for same period in the prior year. The change in inputs applied to the valuation of contingent consideration, including the decrease in our stock price and decrease in stock volatility, resulted in the revaluation loss of the contingent consideration.
Amortization of Intangible Assets

	Three Months Ended December 31,		Variance Dollars
	2012	2011
Amortization of intangible assets	$4,464	$3,965	$499
Percent of total revenues	3.6%	3.9%

Amortization of intangible assets increased by $0.5 million for the three months ended December 31, 2012, compared to the same period in the prior year, primarily due to a full period of amortization for the intangibles acquired during the first fiscal quarter of 2012.
Interest Income, Interest Expense, Loss from Equity Investments and Other

	Three Months Ended December 31,		Variance Dollars
	2012	2011
Interest income	$554	$482	$72
Interest expense	(4,968)	(4,755)	(213)
Loss from equity investments	(601)	(496)	(105)
Other, net	(88)	(478)	390
Total other expense, net	$(5,103)	$(5,247)	$144
We record equity method adjustments in gains (losses) on equity investments in our consolidated statements of operations. Equity method adjustments primarily include our proportionate share of investee income or loss, adjustments to recognize certain differences between our carrying value and our equity in the investee's net assets at the date of investment, impairments, and other adjustments required by the equity method.
Interest expense primarily consists of interest on the Notes that we issued in April 2010. Foreign currency transaction gains (loss) are included in the consolidated statements of operations under other income (expense).
Income Tax Expense

	Three Months Ended December 31,		Variance Dollars
	2012	2011
Income tax expense (benefit)	$(1,057)	$353	$(1,410)
Effective tax rate	7.9%	(59.4)%
For the three months ended December 31, 2012, our effective tax rate of 7.9% differs from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we were not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, and revaluation of the contingent consideration which is not subject to income taxes, partially offset by the earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
On January 2, 2013, subsequent to our first quarter, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (“Federal R&D Tax Credit”) from January 1, 2012 to December 31, 2013. As a result, we expect our income tax provision for the second quarter of fiscal year 2013 will include a benefit for the Federal R&D Tax Credit from October 1, 2012 to September 30, 2013 and a discrete tax benefit for the previously expired period from January 1, 2012 to September 30, 2012. Since the enactment date of the American Taxpayer Relief Act of 2012 is subsequent to the first quarter, we did not include the benefit from Federal R&D Tax Credit extension in our effective tax rate. We are in the process of evaluating the impact and expect to include the full year impact of the Federal R&D Tax Credit extension in the second quarter of fiscal year 2013.
For the three months ended December 31, 2011, our effective tax rate of (59.4)% varies from the U.S. federal statutory rate primarily due to the relative mix of earnings or losses within the tax jurisdictions in which we operate, losses in tax jurisdictions where we were not able to record a tax benefit, as well as various book expenses which were not deductible for tax purposes.
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
We measure and recognize uncertain tax positions. To recognize such positions, we first determine if it is more likely than not that the position will be sustained on audit. We then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We do not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. Tax positions for Concur and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. However, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Liquidity and Capital Resources
Our available sources of liquidity as of December 31, 2012, consisted principally of cash, cash equivalents and short-term investments totaling $484.6 million. Our cash, cash equivalents and short-term investments are comprised primarily of time deposits, commercial paper, fixed income securities, and certificates of deposit.
Our cash flows were as follows:

	Three Months Ended December 31,
	2012	2011	$ Change
Cash provided by (used in):
Operating activities	$5,049	$6,357	$(1,308)
Investing activities	(76,035)	(128,848)	52,813
Financing activities	1,068	497	571
Operating Activities
Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows mainly consist of payments of compensation to employees, payments to vendors directly related to our services, related sales and marketing and administrative costs, costs of operations, and systems development and programming costs. Net cash provided by operating activities was $5.0 million for the three months ended December 31, 2012, compared to $6.4 million for the same period in the prior year. The decrease in operating cash flows was primarily driven by the changes in working capital accounts, particularly additional use of cash from the compensation related annual payout.
Investing Activities
Investing activities generally correspond with purchases, sales, and maturities of investments, cash outlays for acquisitions, strategic investments, capital expenditures including leasehold improvements and internal-use software, and changes in customer funding liabilities, net of the change in restricted cash.
Our investing activities used $76.0 million for the three months ended December 31, 2012, compared to $128.8 million for the same period in the prior year. The decrease in cash outflows was primarily due to strategic activities, net purchases of short-term investments, and changes in customer funding liabilities, net of the change in restricted cash. In terms of strategic activities, we used $67.5 million of cash for the asset acquisition from ADP, Inc. during the three months ended December 31, 2011. We used $17.3 million in the strategic investments and loans to the investees during the three months ended December 31, 2012, compared to $6.9 million for the same period in the prior year. Additionally, net purchases of our short-term investments used $51.2 million for the three months ended December 31, 2012, compared to $35.9 million from the same period in the prior year. Customer funding liability activities provided $3.0 million of cash for the three months ended December 31, 2012, compared to a use of cash of $11.0 million for the same period in the prior year.
Financing Activities
Cash provided by financing activities increased $0.6 million for the three months ended December 31, 2012, compared to the same period in the prior year, due mainly to $0.4 million decrease in cash used for common stock repurchases.
Senior Convertible Notes
In March 2010, we issued Notes, Notes Hedges, and Warrants for general corporate purposes, including potential acquisitions and strategic transactions. The Notes will mature on April 15, 2015, unless converted earlier. As of December 31, 2012, no Notes have been repurchased or converted. We also have not received any shares under the Notes Hedge or delivered cash or shares under the Warrants. The Company’s common stock price did not exceed 130% of the applicable conversion price for 20 trading days during the 30 consecutive trading day period during the quarter ended December 31, 2012. Accordingly, the Notes will not be convertible at the holders’ option for the quarter ending March 31, 2013. For further information, see Note 9 of the Notes to Consolidated Financial Statements.
Stock Repurchase
Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 9.0 million shares of our common stock through January 2013. In December 2011, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2015, and increased the number of shares eligible for repurchase by an additional 3.0 million shares to 12.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. During the three months ended December 31, 2012 and 2011, we repurchased 3.3 shares and 12.8 shares of our outstanding common stock for a total cost of $0.2 million and $0.5 million, respectively, under this program. As of December 31, 2012, we remain authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.
We believe our cash, cash equivalents, and short-term investment amounts, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs, and capital expenditures for at least the next 12 months. In the longer term, or if we decide to acquire assets or businesses, we may require additional funds and may seek to raise such additional funds through private or public sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements or other available means. There can be no assurances that any such funds will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.
Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of December 31, 2012.

Years Ended September 30,	Senior Convertible Notes, including Interest	Operating Leases	Purchase Obligations
2013 (January 1, 2013, through September 30, 2013)	$3,594	$5,960	$4,347
2014	7,188	8,943	4,834
2015	294,687	8,108	3,730
2016	—	7,780	3,648
2017	—	6,577	1,921
Thereafter	—	31,693	—
Total	$305,469	$69,061	$18,480
Senior Convertible Notes
As of December 31, 2012, investors may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For further information, see Note 9 of the Notes to Consolidated Financial Statements.
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
We also lease office space in the United States in the states of Arizona, Colorado, California, Georgia, Illinois, Massachusetts, New Jersey, Texas, and Virginia, and internationally in Australia, Canada, China (Hong Kong), Czech Republic, France, Germany, India, Italy, Japan, Mexico, Netherlands, Philippines, Singapore, and the United Kingdom. We do not include amounts for certain operating expenses under these leases such as common area maintenance.
Purchase Obligations
We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding. Future purchase obligations are related to services to support operations and sales and marketing and are based on contracted commitments.

Acquisition-related Contingent Consideration
As part of the TripIt acquisition, we agreed to pay additional cash consideration, if any, to the former stockholders of TripIt on the 30 month anniversary of the closing or at such earlier time as specified in the TripIt acquisition agreement. Please see Note 12 of the Notes to Consolidated Financial Statements for a full description of the acquisition-related contingent consideration.
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
Consulting services consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. In determining whether the consulting services can be accounted for separately from subscription revenue, we primarily consider the timing of when the consulting contract was signed in comparison to the subscription service start date. Consulting services that are sold with the subscription service are typically recognized ratably over the expected lives of the customer relationships. Consulting services that are sold after the initial contract are typically fixed fee contracts and are recognized as revenue upon delivery. We also sell consulting services under milestone or time and materials contracts and, in such cases, recognize consulting revenues as milestones are completed or services are performed.
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
Income Taxes
We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, then an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense, thereby increasing net income in the period such determination was made. If we determine that we are not likely to realize all or part of our net deferred tax assets in the future, then we would make an adjustment to the deferred tax asset valuation allowance to increase income tax expense, thereby reducing net income in the period such determination was made.
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
Critical estimates in valuing intangible assets include, but are not limited to, estimates about future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology and non-compete agreements; the acquired company’s brand awareness and market position, assumptions about the period of time the brand will continue to be used in our product portfolio; and expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We continue to evaluate these items quarterly and record any adjustments to the preliminary estimates to goodwill provided that we are within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax-related valuation allowances will affect our provision for income taxes in the consolidated statements of operations.
Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.
Contingent Consideration
We estimate the fair value of the acquisition-related contingent consideration using various valuation approaches including the Monte Carlo Simulation approach and discounted cash flow model. Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities, because we use significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. In each reporting period, we remeasure the fair value of contingent consideration and record any change in the value as income or expense.
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
Recent Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our market risk during the three months ended December 31, 2012. For additional information, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in Part II of our Annual Report on Form 10-K for the year ended September 30, 2012, filed with the SEC on November 15, 2012.
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We generated 92% of our total revenues for the three months ended December 31, 2012 from our travel procurement, expense management, and integrated travel procurement and expense management solutions. We expect these solutions to continue to constitute a large percentage of our total revenues even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.
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
Our ability to operate on a global basis is an increasingly important part of our business. Customers located outside the United States represented 16% of our total revenues for the three months ended December 31, 2012, and an additional portion of our revenue represents revenue from U.S. customers utilizing our services outside of the United States. We expect international revenues as a percentage of our total revenues to increase. To support our global business opportunities, we have operations and facilities in many countries and we expect our international operations to continue to grow and expand.
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
We have indebtedness in the form of senior convertible notes.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
The following table presents information relating to repurchases of our common stock during the three months ended December 31, 2012 (in thousands, except for average price per share):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Amount Paid
October 1, 2012 - October 31, 2012	—	$—	$—
November 1, 2012 - November 30, 2012	3.3	61.81	201
December 1, 2012 - December 31, 2012	—	—	—
As of December 31, 2012, we remain authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.

ITEM 6.     EXHIBITS
(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2012, formatted in XBRL.**	—	—	—	—	X

*
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 6, 2013

CONCUR TECHNOLOGIES, INC.
By	/s/ Francis J. Pelzer V
Francis J. Pelzer V
Chief Financial Officer Principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2012, formatted in XBRL.**	—	—	—	—	X

*
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.