Form 10-Q
period 2013-03-31
CONCUR TECHNOLOGIES INC
filed 2013-05-06
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding as of May 3, 2013: 55,831,134

CONCUR TECHNOLOGIES, INC.
FORM 10-Q
March 31, 2013

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Concur Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues	$127,370	$108,394	$250,168	$208,778
Expenses:
Cost of operations	36,564	30,285	71,560	59,255
Sales and marketing	55,518	41,878	110,460	82,223
Systems development and programming	13,799	10,024	28,026	19,747
General and administrative	20,280	16,577	39,912	31,744
Revaluation of contingent consideration	(677)	(1,138)	2,132	(3,577)
Amortization of intangible assets	4,539	4,634	9,003	8,599
Total expenses	130,023	102,260	261,093	197,991
Operating income (loss)	(2,653)	6,134	(10,925)	10,787
Other income (expense):
Interest income	490	530	1,044	1,012
Interest expense	(5,128)	(4,807)	(10,096)	(9,562)
Loss from equity investments	(767)	(570)	(1,368)	(1,066)
Other, net	(473)	55	(561)	(423)
Total other expense	(5,878)	(4,792)	(10,981)	(10,039)
Income (loss) before income tax	(8,531)	1,342	(21,906)	748
Income tax expense (benefit)	(678)	6,305	(1,735)	6,658
Consolidated net loss	(7,853)	(4,963)	(20,171)	(5,910)
Less: Loss attributable to noncontrolling interest	208	125	494	204
Net loss attributable to Concur	$(7,645)	$(4,838)	$(19,677)	$(5,706)
Net loss per share attributable to Concur common stockholders:
Basic	$(0.14)	$(0.09)	$(0.36)	$(0.11)
Diluted	(0.14)	(0.09)	(0.36)	(0.11)
Weighted average shares used in computing net loss per share:
Basic	55,597	54,524	55,337	54,309
Diluted	55,597	54,524	55,337	54,309
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Consolidated net loss	$(7,853)	$(4,963)	$(20,171)	$(5,910)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	(2,960)	1,493	(2,206)	(227)
Unrealized gain (loss) on available-for-sale investments	(25)	81	(39)	68
Other comprehensive income (loss), before tax	(2,985)	1,574	(2,245)	(159)
Tax effect	(9)	31	(7)	26
Other comprehensive income (loss), net of tax	(2,976)	1,543	(2,238)	(185)
Comprehensive loss	(10,829)	(3,420)	(22,409)	(6,095)
Less: Comprehensive loss attributable to noncontrolling interest	224	195	549	280
Comprehensive loss attributable to Concur	$(10,605)	$(3,225)	$(21,860)	$(5,815)
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$224,440	$302,274
Short-term investments	241,824	201,062
Accounts receivable, net of allowance of $1,662 and $1,507	94,074	86,591
Deferred tax assets	17,041	12,929
Deferred costs and other assets	54,088	47,312
Total current assets	631,467	650,168
Non-current assets:
Property and equipment, net	65,423	57,391
Investments	81,008	65,621
Deferred costs and other assets	41,245	42,650
Intangible assets, net	102,162	105,895
Deferred tax assets	18,072	17,657
Goodwill	289,556	281,892
Total assets	$1,228,933	$1,221,274
Liabilities and equity
Current liabilities:
Accounts payable	$14,824	$12,674
Customer funding liabilities	37,196	29,239
Accrued compensation	18,458	31,261
Acquisition-related liabilities	261	4,488
Acquisition-related contingent consideration	25,899	22,692
Other accrued expenses and liabilities	32,558	32,035
Deferred revenues	76,162	69,838
Senior convertible notes, net	258,006	251,607
Total current liabilities	463,364	453,834
Non-current liabilities:
Deferred rent and other long-term liabilities	681	634
Deferred revenues	16,410	17,578
Acquisition-related contingent consideration	3,063	—
Tax liabilities	10,557	8,155
Total liabilities	494,075	480,201
Equity:
Concur stockholders’ equity:
Common stock, $0.001 par value per share	56	55
Authorized shares: 195,000
Shares issued and outstanding: 55,810 and 55,058
Additional paid-in capital	877,494	861,301
Accumulated deficit	(136,962)	(117,285)
Accumulated other comprehensive loss	(5,762)	(3,579)
Total Concur stockholders’ equity	734,826	740,492
Noncontrolling interest	32	581
Total equity	734,858	741,073
Total liabilities and equity	$1,228,933	$1,221,274
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Operating activities:
Consolidated net loss	$(7,853)	$(4,963)	$(20,171)	$(5,910)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of intangible assets	4,539	4,634	9,003	8,599
Depreciation and amortization of property and equipment	7,082	5,743	13,703	11,039
Accretion of discount and issuance costs on notes	3,227	3,010	6,399	5,968
Share-based compensation	13,718	9,832	31,447	21,546
Revaluation of contingent consideration	(677)	(1,138)	2,132	(3,577)
Deferred income taxes	(1,586)	6,637	(3,217)	6,721
Excess tax benefits from share-based compensation	(219)	(137)	(365)	(173)
Loss from equity investments	767	570	1,368	1,066
Payments of contingent consideration	(591)	—	(591)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(9,650)	(11,016)	(7,389)	(15,147)
Deferred costs and other assets	(5,759)	(1,889)	(4,345)	(2,911)
Accounts payable	2,898	514	1,661	1,116
Accrued liabilities	8,075	8,172	(11,310)	(4,358)
Deferred revenues	4,728	5,144	5,423	7,491
Net cash provided by operating activities	18,699	25,113	23,748	31,470
Investing activities:
Purchases of investments	(125,677)	(175,772)	(253,185)	(298,022)
Maturities of investments	136,141	138,453	212,485	224,759
Increase (decrease) in customer funding liabilities, net of changes in restricted cash	5,140	3,466	8,129	(7,564)
Investment in and loans to unconsolidated affiliates	—	—	(17,326)	(6,864)
Capital expenditures	(10,455)	(7,879)	(20,989)	(15,429)
Payments for acquisitions, net of cash acquired	(9,564)	—	(9,564)	(67,460)
Payments of contingent consideration related to acquisition of Etap	(1,266)	(5,275)	(1,266)	(5,275)
Net cash used in investing activities	(5,681)	(47,007)	(81,716)	(175,855)
Financing activities:
Payments on repurchase of common stock	—	(777)	(201)	(1,375)
Net proceeds from share-based equity award activity	857	1,029	1,420	1,671
Proceeds from employee stock purchase plan activity	928	627	1,584	1,160
Minimum tax withholding on restricted stock awards	(19,251)	(9,602)	(19,347)	(9,718)
Excess tax benefits from share-based compensation	219	137	365	173
Payments of contingent consideration	(2,497)	—	(2,497)	—
Net cash used in financing activities	(19,744)	(8,586)	(18,676)	(8,089)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,086)	(8)	(1,190)	(283)
Net decrease in cash and cash equivalents	(7,812)	(30,488)	(77,834)	(152,757)
Cash and cash equivalents at beginning of period	232,252	247,888	302,274	370,157
Cash and cash equivalents at end of period	$224,440	$217,400	$224,440	$217,400
Supplemental cash flow information:
Cash paid for interest	$—	$—	$3,594	$3,594
Income tax payments, net	3,031	132	3,402	271
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, unless otherwise noted)
(Unaudited)
Note 1. Description of the Company and Basis of Presentation
Throughout these consolidated financial statements Concur Technologies, Inc. is referred to as “Concur,” the “Company,” “we,” “us” and “our.” We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2011, 2012 and 2013, as, “2011,” “2012” and “2013.” All dollar, option, and share amounts are reported in thousands, unless otherwise noted.
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
Concur, the Concur logo, TripIt, GlobalExpense, and conTgo, as well as a number of other names and brands that are not referenced in these consolidated financial statements, are trademarks or registered trademarks of Concur or its affiliates. Other parties’ marks are the property of their respective owners and should be treated as such.
Basis of Presentation
These consolidated financial statements include the accounts of Concur, its wholly-owned subsidiaries, and its controlled subsidiary. All intercompany accounts and transactions were eliminated in consolidation. In 2011, we established a Japanese joint venture and hold a controlling interest (75% voting interest) in Concur (Japan) Ltd. (“Concur Japan”). We recorded a noncontrolling interest in the consolidated statements of operations for the noncontrolling investors’ interests in the operations of Concur Japan. Noncontrolling interest of $32 and $581 as of March 31, 2013 and September 30, 2012, respectively, was reflected in stockholders’ equity.
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

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We adopted both ASU 2011-05 and ASU 2011-12 retrospectively effective October 2012 and elected to report other comprehensive income and its components in the consolidated statements of comprehensive loss. The adoption of these standards did not affect our financial position or results of operations.
In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment, to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this new guidance in the second quarter of 2013. The adoption of this guidance did not affect our financial position or results of operations.
In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new guidance requires entities to present (either on the face of the income statement or in the notes) the significant effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. The new guidance will be effective for us beginning October 1, 2013. We do not anticipate material impacts on our consolidated financial statements upon adoption.
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning October 1, 2014. We do not anticipate material impacts on our consolidated financial statements upon adoption.
Note 3. Net Income (Loss) Per Share
We calculate basic net income (loss) per share by dividing net income (loss) attributable to Concur for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to Concur is computed giving effect to all potential weighted average diluted common stock, including options, restricted stock units, warrants, and the senior convertible notes, using the treasury stock method.
The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net loss attributable to Concur	$(7,645)	$(4,838)	$(19,677)	$(5,706)
Weighted average number of shares outstanding:
Basic	55,597	54,524	55,337	54,309
Diluted	55,597	54,524	55,337	54,309
Net loss per share attributable to Concur common stockholders:
Basic	$(0.14)	$(0.09)	$(0.36)	$(0.11)
Diluted	(0.14)	(0.09)	(0.36)	(0.11)
We excluded certain shares from the computation of diluted net income (loss) per share because the effect of these shares would have been anti-dilutive. The following table details the shares of potential common stock outstanding as of March 31, 2013 and 2012, which were excluded from the computation of diluted net income (loss) per share for the three and six month periods then ended.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Share-based equity awards	2,878	3,128	2,878	3,128
Senior convertible notes	5,491	5,491	5,491	5,491
Warrants associated with the senior convertible notes	5,491	5,491	5,491	5,491
Under the treasury stock method, the senior convertible notes have a dilutive impact on net income per share when the average stock price for the period exceeds the conversion price for the senior convertible notes (see Note 9 of the Notes to Consolidated Financial Statements).
We also have entered into the note hedge transactions (“Note Hedges”) with respect to our common stock (discussed in Note 9 of the Notes to Consolidated Financial Statements), to minimize the impact of potential economic dilution upon conversion of the senior convertible notes. The Note Hedges were outstanding during the three and six months ended March 31, 2013 and 2012. Since the beneficial impact of the Note Hedges was anti-dilutive, it was excluded from the calculation of diluted net income per share.
Note 4. Property and Equipment
As of the dates specified below, our property and equipment consisted of the following:

	March 31, 2013	September 30, 2012
Land and building	$6,208	$6,108
Leasehold improvements	8,639	6,447
Computer hardware	28,491	28,534
Computer software	83,498	76,215
Furniture and equipment	2,657	1,826
Property and equipment, gross	129,493	119,130
Less: accumulated depreciation	(64,070)	(61,739)
Property and equipment, net	$65,423	$57,391
Depreciation expense of property and equipment totaled $7.1 million and $13.7 million for the three and six months ended March 31, 2013, respectively; and $5.7 million and $11.0 million for the same periods in 2012.
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
Total equity and cost method investment balances recorded as of March 31, 2013 and September 30, 2012 were as follows:

	March 31, 2013	September 30, 2012
Equity method investments	$13,543	$14,911
Cost method investments	67,465	50,710
Total investments	$81,008	$65,621
No other-than-temporary impairment charge was recorded for the three and six months ended March 31, 2013 and 2012.
Note 6. Goodwill
During the second quarter of 2013, we completed the acquisition of conTgo Ltd., a United Kingdom corporation, and conTgo Pty. Ltd., an Australia corporation (collectively, “conTgo”), which provide corporate customers and travel management companies with a cloud-based mobile communications and messaging platform. We recorded the goodwill balance based on the preliminary purchase price allocation as of March 31, 2013, pending finalization of valuation reports and deferred tax calculations. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The results of operations of conTgo were included in our consolidated financial statements beginning in March 2013 upon acquisition.
The changes in the carrying balance of goodwill for the six months ended March 31, 2013, were as follows:

Balance as of September 30, 2012	$281,892
Addition - Acquisition of conTgo	8,492
Other adjustments (1)	(828)
Balance as of March 31, 2013	$289,556
(1) Represent primarily the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).

We performed our annual goodwill impairment test as of March 31, 2013 and concluded that the Company's estimated fair value substantially exceeds its carrying value. No impairments were recorded for the three and six months ended March 31, 2013 and 2012.
Note 7. Intangible Assets
The following table presents our intangible assets as of the dates specified below:

	March 31, 2013			September 30, 2012
Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$3,112	$(1,102)	$2,010	$3,125	$(878)	$2,247
Technology	30,374	(19,789)	10,585	25,396	(18,093)	7,303
Customer relationships	126,166	(36,599)	89,567	126,123	(29,778)	96,345
Total	$159,652	$(57,490)	$102,162	$154,644	$(48,749)	$105,895

The increase in gross carrying amount of intangible assets was mainly due to the assets acquired from the acquisition of conTgo, which consist primarily of $5.2 million in software technology with an estimated useful life of five years.
Amortization expense totaled $4.5 million and $9.0 million for the three and six months ended March 31, 2013, respectively, and $4.6 million and $8.6 million for the same periods in 2012.
The following table presents the estimated future amortization expense related to intangible assets held at March 31, 2013:

Years Ending September 30,	Amortization of Intangible Assets
2013 (April 1, 2013, through September 30, 2013)	$8,963
2014	17,016
2015	16,909
2016	14,555
2017	13,068
Thereafter	31,651
Total	$102,162
Note 8. Customer Funding Liabilities
We draw funds from and make payments on behalf of our customers for employee expense reimbursements, related corporate credit card payments, and vendor payments. We hold these funds in cash and record our obligation to make these expense reimbursements and payments on behalf of our customers as customer funding liabilities.
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
The Company’s common stock price did not exceed 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the quarter ended December 31, 2012. Accordingly, the Notes were not convertible at the holders’ option for the quarter ended March 31, 2013 and were classified as a non-current liability on the consolidated balance sheets as of December 31, 2012.
For at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the quarter ended March 31, 2013, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the Notes will be convertible at the holders’ option for the quarter ending June 30, 2013 and were classified as a current liability on the consolidated balance sheets as of March 31, 2013. As of March 31, 2013, none of the Notes have been repurchased or converted.
In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“Note Discount”) is amortized to interest expense over the term of the Note. The remaining term of the Notes is approximately 2.0 years. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital (“Note Issuance Costs”). The carrying amount of the equity component, net of transaction costs, was $56.3 million at March 31, 2013 and September 30, 2012.
The following table shows the balances associated with liability components of the Notes:

	March 31, 2013	September 30, 2012
Principal amount	$287,500	$287,500
Less: Note Discount	(26,590)	(32,333)
Less: Note Issuance Costs	(2,904)	(3,560)
Senior convertible notes, net	$258,006	$251,607

The following table presents the interest expense recognized related to the Notes for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Contractual interest expense	$1,797	$1,797	$3,594	$3,594
Amortization of Note Issuance Costs	330	315	656	626
Accretion of Note Discount	2,897	2,695	5,743	5,342
	$5,024	$4,807	$9,993	$9,562
Effective interest rate of the liability component	7.73%	7.73%	7.73%	7.73%
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
Note 10. Income Taxes
We base the provision for income taxes in our interim consolidated financial statements on estimated annual effective tax rates in the tax jurisdictions where we operate. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rate, future income tax expense could be materially affected. For the three and six months ended March 31, 2013, our effective tax rate of 7.9% differs from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, revaluation of the contingent consideration, which does not impact taxable income, and expenses not deductible for tax purposes, partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
For the three and six months ended March 31, 2012, our effective tax rate of 469.8% and 890.1%, respectively, varied from the U.S. federal statutory rate primarily due to the relative mix of earnings or losses within the tax jurisdictions in which we operate, losses in tax jurisdictions where we were not able to record a tax benefit, as well as various book expenses that were not deductible for tax purposes.
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
Note 11. Share-based Compensation
Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of restricted stock, stock options, stock bonuses, stock appreciation rights, and restricted stock units (“RSUs”). During the second quarter of 2013, our Equity Plan was amended and restated to increase the shares of common stock reserved under our Equity Plan by 4.6 million. As of March 31, 2013, we had 5.4 million shares of common stock reserved for future grants under our Equity Plan. Based on our Equity Plan design, the 5.4 million shares of common stock equates to approximately 3.6 million RSUs reserved for future grants, which we generally use as long-term employee incentive and retention tools.
Our share-based awards generally vest over four years and are subject to the employee's continued employment with Concur. The vesting of certain RSUs is subject to the achievement of specified Company-wide performance goals. On a quarterly basis, we estimate the probability of achieving (including estimating the level of achievement) specified performance goals to determine the probable number of RSUs that may ultimately vest. We adjust our estimate on a quarterly basis, if necessary, until the achievement of the performance goals is known at the end of the measurement period. The amount of share-based compensation recognized in each reporting period can vary based on the level of achievement, if any, or expected level of achievement based on the specified performance goals. We also estimate forfeiture rates at the time of grants and revise the estimates in subsequent periods if actual forfeitures differ from our estimates. We record share-based compensation net of estimated forfeitures.
During the three months ended December 31, 2012, certain senior executives received RSU grants that will vest based on Company-wide performance goals and service conditions ("2013 Performance-based RSUs”). The number of 2013 Performance-based RSUs shall be determined based on the achievement of Company-wide goals for fiscal 2013. In order to vest, the low end of the predetermined Company-wide goals must be met. Further, the number of 2013 Performance-based RSUs is determined based on the level of achievement. Therefore, participants in the 2013 Performance-based RSUs may receive a range of 0 shares to approximately 0.5 million shares depending on the actual level of achievement. No additional performance-based RSUs were granted during the three months ended March 31, 2013.
The following table presents our share-based compensation resulting from equity awards that we recorded in our consolidated statements of operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Cost of operations	$1,492	$1,083	$4,061	$2,678
Sales and marketing	6,545	4,786	14,985	10,927
Systems development and programming	1,643	763	3,607	1,994
General and administrative	4,038	3,200	8,794	5,947
Total share-based compensation	$13,718	$9,832	$31,447	$21,546
The following table presents our stock option activity for the six months ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2012	627	$11.98
Exercised	(133)	10.65
Forfeited or expired	—	—
Outstanding as of March 31, 2013	494	12.34	2.27	$27,821
Exercisable as of March 31, 2013	494	$12.34	2.27	$27,821
The following table presents a summary of RSU award activity for the six months ended March 31, 2013:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2012	2,954	$49.32
Granted (1)	342	67.21
Vested and released	(872)	44.67
Cancelled	(48)	47.21
Outstanding as of March 31, 2013	2,376	$53.64
(1) Includes 2013 Performance-based RSUs granted during the period.
As of March 31, 2013, we had $67.5 million of unrecognized share-based compensation, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.6 years.
Note 12. Fair Value Measurements
The accounting guidance for fair value measurements establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value.
The hierarchy can be described as follows:

•	Level 1 - observable inputs such as quoted prices in active markets;

•
Level 2 - inputs other than the quoted prices in active markets that are observable either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•
Level 3 - unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis include items such as property and equipment, cost and equity method investments, and other assets. These assets are measured at fair value if determined to be impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary.
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
Our financial assets and liabilities measured at fair value as of March 31, 2013, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Time deposits	$26,599	$—	$—	$26,599
Commercial paper	—	113,073	—	113,073
Total cash and cash equivalents	26,599	113,073	—	139,672
Short-term investments:
Commercial paper	—	119,033	—	119,033
Certificates of deposit	—	90,409	—	90,409
Other fixed income securities	—	32,382	—	32,382
Total short-term investments	—	241,824	—	241,824
Liabilities:
Acquisition-related contingent consideration	$—	$—	$28,962	$28,962

(1) Included in cash and cash equivalents in the consolidated balance sheets as of March 31, 2013, in addition to $84.8 million of cash.
Our financial assets and liabilities measured at fair value as of September 30, 2012, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Time deposits	$45,323	$—	$—	$45,323
Commercial paper	—	136,072	—	136,072
Other fixed income securities	—	7,074	—	7,074
Total cash and cash equivalents	45,323	143,146	—	188,469
Short-term investments:
Commercial paper	—	86,963	—	86,963
Certificates of deposit	—	79,503	—	79,503
Other fixed income securities	—	34,596	—	34,596
Total short-term investments	—	201,062	—	201,062
Liabilities:
Acquisition-related contingent consideration	$—	$—	$22,692	$22,692
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
Acquisition-related Contingent Consideration
We estimate the fair value of acquisition-related contingent consideration using various valuation approaches including the Monte Carlo Simulation approach and the probability-weighted discounted cash flow approach. Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities, because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of contingent consideration are recorded as income or expense in the consolidated statements of operations.
TripIt Contingent Consideration
On January 24, 2011, we completed the acquisition of TripIt, Inc. (“TripIt”). As part of the TripIt acquisition, we agreed to pay contingent cash consideration of up to $38.3 million to the former shareholders of TripIt on the 30 month anniversary of the closing or at such earlier time as specified in the acquisition agreement (the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the consideration issued at the closing (the “Market Value”) is less than approximately $82.1 million or $100.90 per share (the “Guaranteed Value”), subject to adjustments, we will make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”), subject to certain limited exceptions. Such right to receive the Top-Up Payment will terminate in the event the value of the shares paid at closing increases by approximately $38.3 million to $100.90 per share at any time prior to the Top-Up Payment Date. If shares were sold or transferred before the Top-Up Payment Date, such holders will not be eligible to receive a Top-Up Payment. In addition, certain former shareholders that became employees of Concur will not be eligible to receive a Top-Up Payment if these employees terminate employment with Concur prior to the required service period. As of March 31, 2013, the potential undiscounted amount of the payment that we could be required to make on the Top-Up Payment Date is between $0 and approximately $38.3 million. As of September 30, 2012, the potential undiscounted amount of the payment that we could be required to make on the Top-Up Payment Date was between $0 and approximately $38.3 million.
Changes in the TripIt contingent consideration since the acquisition date were recorded in the consolidated statements of operations. On a quarterly basis, we re-measure the fair value of the contingent consideration and any changes are recorded in the consolidated statements of operations as revaluation of contingent consideration or compensation expense.

The fair value of the contingent consideration was estimated using the Monte Carlo Simulation approach, which utilizes certain inputs that are unobservable in the market. Key inputs include the expected term, risk free rate, stock price, volatility of our stock, and the strike price of $100.90. A volatility of 29% and 42% was used to calculate the fair value of the contingent consideration as of March 31, 2013 and September 30, 2012, respectively. Volatility is considered a significant assumption and is based on our historical stock price. Also, the fair value of the contingent consideration is significantly impacted by the changes in our stock price. If our stock price increases (decreases) significantly, the fair value of the contingent consideration will decrease (increase) accordingly. The contingent consideration was included in the current acquisition-related contingent consideration on our consolidated balance sheets.
The following table presents a reconciliation of TripIt contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2013:

Balance as of September 30, 2012	$22,692
Total losses:
Recorded as revaluation of contingent consideration	2,132
Recorded as compensation expense	1,075
Balance as of March 31, 2013	$25,899
The following table presents a reconciliation of TripIt contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2012:

Balance as of September 30, 2011	$30,972
Total (gains) and losses:
Recorded as revaluation of contingent consideration	(4,070)
Recorded as compensation expense	1,914
Balance as of March 31, 2012	$28,816
GlobalExpense Contingent Consideration
In the fourth quarter of 2011, we completed the acquisition of GlobalExpense Limited (“GlobalExpense Acquisition”). As part of the GlobalExpense Acquisition, we agreed to pay additional cash consideration totaling up to £2.0 million (USD $3.2 million), based on the achievement of certain revenue targets through September 30, 2012. We re-measured the fair value of the contingent consideration each reporting period through September 30, 2012, based on GlobalExpense’s achievement of revenue targets. The change in fair value of contingent consideration was recorded in the consolidated statements of operations. The fair value of the contingent consideration was estimated by applying a probability-weighted discounted cash flow approach, which utilized significant inputs that are unobservable in the market. Key assumptions included a weighted probability of achieving certain revenue targets through September 30, 2012 at each reporting period. As of September 30, 2012, the revenue targets were fully met. Total contingent consideration of £2.0 million (USD $3.2 million) was recorded as acquisition-related liabilities in the consolidated balance sheets as of September 30, 2012, which was paid during the three months ended March 31, 2013.
The following table presents a reconciliation of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2012:

Balance as of September 30, 2011	$2,517
Total losses:
Recorded as revaluation of contingent consideration	493
Foreign currency translation	73
Balance as of March 31, 2012	$3,083
ConTgo Contingent Consideration
As part of the acquisition of conTgo, we agreed to pay additional cash consideration of up to £3.5 million (USD $5.3 million) to the former conTgo shareholders based on the achievement of certain revenue targets for the period beginning July 1, 2013 and ending June 30, 2014. The fair value of the contingent consideration was estimated by applying a probability-weighted discounted cash flow approach, which utilizes significant inputs that are unobservable in the market. Key assumptions include our assessment of the weighted probability of achieving certain revenue targets at each reporting period.
The following table presents a reconciliation of the conTgo contingent consideration based on the preliminary purchase price allocation and measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2013:

Balance as of September 30, 2012	$—
Contingent consideration issued at business combination	3,049
Total losses:
Foreign currency translation	14
Balance as of March 31, 2013	$3,063
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the three and six months ended March 31, 2013 and 2012, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.
Other Fair Value Disclosures
The fair value of the Notes is estimated using Level 2 inputs based on quoted market prices in markets that are not active. The fair value of the Notes is primarily affected by our stock price and also subject to interest. As of March 31, 2013, the carrying amount and fair value of the Notes were $258.0 million and $405.2 million, respectively. As of September 30, 2012, the carrying amount and fair value of the Notes were $251.6 million and $438.0 million, respectively.
Note 13. Equity
The following table shows the changes in equity attributable to both Concur and the noncontrolling interest in our consolidated subsidiary in which we have control, but not total ownership interest.

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2012	$740,492	$581	$741,073
Comprehensive income (loss):
Net loss	(19,677)	(494)	(20,171)
Foreign currency translation adjustments	(2,151)	(55)	(2,206)
Unrealized loss on available-for-sale investments, net of tax	(32)	—	(32)
Comprehensive loss	(21,860)	(549)	(22,409)
Share-based transactions and compensation expense	16,395	—	16,395
Repurchase of common stock	(201)	—	(201)
Equity at March 31, 2013	$734,826	$32	$734,858

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2011	$698,655	$1,176	$699,831
Comprehensive income (loss):
Net loss	(5,706)	(204)	(5,910)
Foreign currency translation adjustments	(151)	(76)	(227)
Unrealized gain on available-for-sale investments, net of tax	42	—	42
Comprehensive loss	(5,815)	(280)	(6,095)
Share-based transactions and compensation expense	15,615	—	15,615
Repurchase of common stock	(1,224)	—	(1,224)
Equity at March 31, 2012	$707,231	$896	$708,127
Note 14. Geographic Data
We operate in and report on one segment, which is integrated travel and expense management solutions.
For the three and six months ended March 31, 2013 and 2012, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
United States	$107,725	$91,568	$211,116	$176,405
Europe	14,163	12,857	28,390	24,585
Other	5,482	3,969	10,662	7,788
Total revenues	$127,370	$108,394	$250,168	$208,778
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
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements that are included in Item 1 of this report. Also, the discussion of “Critical Accounting Policies and Estimates” in this section is an integral part of the analysis of our results of operations and financial condition.
Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” the “Company,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2011, 2012 and 2013, as “2011,” “2012” and “2013.” Throughout this MD&A, where we provide discussion of the three and six months ended March 31, 2013, and we provide data for the same period in the prior year, we refer to the prior period as “2012.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.
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
International Revenues. Revenues from customers outside the United States represented 15% and 16% of total revenues for the three and six months ended March 31, 2013, respectively, compared to 16% for the same periods in the prior year. We expect continued growth in our international revenues, as our products and services continue to gain acceptance in international markets due to our investment in global distribution and increased global awareness of our products.
Operating Expenses
Cost of Operations. Cost of operations consists primarily of personnel costs and related expenses (including share-based compensation), and allocated overhead and infrastructure costs (including depreciation, occupancy, telecommunications, and computer equipment expenses) associated with employees and contractors who provide our subscription and consulting services. Cost of operations also includes hosting costs and amortization of deferred set-up costs that we incur in connection with our subscription services.
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
General and Administrative. General and administrative expenses consist of personnel costs and related expenses (including share-based compensation), and allocated overhead and infrastructure costs associated with employees and contractors in accounting, finance, human resources, information technologies, legal, and facilities, as well as miscellaneous costs, such as professional fees and public company regulatory compliance costs.
Revaluation of Contingent Consideration. Revaluation of contingent consideration consists of changes in the fair value of our acquisition-related contingent consideration liability that is not subject to a continued employment requirement. The changes in the fair value of the contingent consideration subject to the continued employment requirement are recognized as compensation expense. We re-measure this contingent consideration each quarter, with any changes in the fair value recorded as income or expense.
Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We amortize our intangible assets as non-cash charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, use of acquired technology, and trade names and trademarks.
Results of Operations
Three Months Ended March 31, 2013 and 2012
Revenues

	Three Months Ended March 31,		Variance Dollars
	2013	2012
Revenues	$127,370	$108,394	$18,976

	Three Months Ended March 31,
	2013	%	2012	%
United States	$107,725	84.6%	$91,568	84.4%
Europe	14,163	11.1%	12,857	11.9%
Other	5,482	4.3%	3,969	3.7%
Total revenues	$127,370	100%	$108,394	100%
Revenues increased by 17.5%, or $19.0 million, for the three months ended March 31, 2013, compared to the same period in the prior year. This increase was primarily due to growth in the number of customers for our subscription services as well as higher transaction volumes. The growth in the number of customers for our subscription services reflects higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services.
We expect revenues to continue to grow in 2013 as a result of the growing demand for our subscription service offerings, our planned increase in spending on sales and marketing, and international expansion.
Cost of Operations

	Three Months Ended March 31,		Variance Dollars
	2013	2012
Cost of operations	$36,564	$30,285	$6,279
Percent of total revenues	28.7%	27.9%
Cost of operations increased by 20.7%, or $6.3 million, for the three months ended March 31, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $3.4 million, driven by increased headcount of approximately 40% to support our growing customer base. Additionally, initial set up costs, which we incur and then amortize in connection with our subscription services, increased by $1.2 million. Further, allocated overhead and infrastructure costs increased by $1.3 million.
We expect cost of operations to trend downward as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will continue to increase in absolute dollars in 2013 as we continue to expand our capacity to deploy and support additional new customers.
Sales and Marketing

	Three Months Ended March 31,		Variance Dollars
	2013	2012
Sales and marketing	$55,518	$41,878	$13,640
Percent of total revenues	43.6%	38.6%
Sales and marketing expenses increased by 32.6%, or $13.6 million, for the three months ended March 31, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $8.1 million, resulting from a headcount increase of approximately 40% to continue adding new customers and increasing penetration within our existing customer base. Additionally, share-based compensation increased by $1.8 million, resulting from the issuance of share-based awards to employees. Further, customer acquisition costs and amortization of those costs increased by $2.4 million, advertising costs increased by $1.1 million, and allocated overhead and infrastructure costs increased by $0.8 million, each as compared to the same period in the prior year.
We expect total sales and marketing expenses in 2013 to increase in absolute dollars compared to 2012, driven primarily by an increase in sales personnel and marketing programs globally. These increases reflect key elements of our 2013 strategic focus of expanding our sales and marketing efforts to create greater awareness of our subscription services in our target markets and to support expected demand.

Systems Development and Programming

	Three Months Ended March 31,		Variance Dollars
	2013	2012
Systems development and programming	$13,799	$10,024	$3,775
Percent of total revenues	10.8%	9.2%
Systems development and programming costs increased by 37.7%, or $3.8 million, for the three months ended March 31, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expense of $1.8 million, driven by increased headcount of approximately 30% to upgrade and extend our service offerings and develop new technologies. Additionally, share-based compensation increased by $0.9 million, resulting from the issuance of share-based awards to employees. Further, allocated overhead and infrastructure costs increased by $1.2 million.
In response to the demand for our subscription services, the majority of our systems development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $2.0 million, from $39.5 million at December 31, 2012, to $41.5 million at March 31, 2013.
We anticipate that systems development and programming costs in 2013 will increase in absolute dollars compared to 2012 as we continue to focus on product innovation and enhancement.
General and Administrative

	Three Months Ended March 31,		Variance Dollars
	2013	2012
General and administrative	$20,280	$16,577	$3,703
Percent of total revenues	15.9%	15.3%
General and administrative expenses increased by 22.3%, or $3.7 million, for the three months ended March 31, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $1.3 million in personnel costs and related expenses, driven by a headcount increase of approximately 30% to support our growth, and a $0.8 million increase in share-based compensation, resulting from the issuance of share-based awards issued to employees. Additionally, infrastructure costs increased by $0.6 million as we continue to facilitate our growth, and professional fees increased by $1.2 million mainly as a result of acquisitions, litigation and other related costs.
We expect the absolute dollar amount of general and administrative expenses to continue to increase in 2013 compared to 2012 due to increases in personnel costs and infrastructure related to the growth of our business.
Revaluation of Contingent Consideration

	Three Months Ended March 31,		Variance Dollars
	2013	2012
Revaluation of contingent consideration	$(677)	$(1,138)	$461
Percent of total revenues	(0.5)%	(1.0)%
Revaluation of contingent consideration consisted of a gain of $0.7 million primarily relating to the acquisition of TripIt for the three months ended March 31, 2013 compared to a gain of $1.1 million for same period in the prior year. The change in inputs applied to the valuation of contingent consideration, including the change in our stock price and stock volatility, resulted in the revaluation gains or losses of the contingent consideration.
Amortization of Intangible Assets

	Three Months Ended March 31,		Variance Dollars
	2013	2012
Amortization of intangible assets	$4,539	$4,634	$(95)
Percent of total revenues	3.6%	4.3%
Amortization of intangible assets remained consistent for the three months ended March 31, 2013 compared to the same period in the prior year.

Interest Income, Interest Expense, Loss from Equity Investments and Other

	Three Months Ended March 31,		Variance Dollars
	2013	2012
Interest income	$490	$530	$(40)
Interest expense	(5,128)	(4,807)	(321)
Loss from equity investments	(767)	(570)	(197)
Other, net	(473)	55	(528)
Total other expense, net	$(5,878)	$(4,792)	$(1,086)
We record equity method adjustments in gains (losses) from equity investments in our consolidated statements of operations. Equity method adjustments primarily include our proportionate share of investee income or loss, adjustments to recognize certain differences between our carrying value and our equity in the investee's net assets at the date of investment, impairments, and other adjustments required by the equity method.
Interest expense primarily consists of interest on the Notes that we issued in April 2010. Foreign currency transaction gains (losses) are included in the consolidated statements of operations under other income (expense).
Income Tax Expense

	Three Months Ended March 31,		Variance Dollars
	2013	2012
Income tax expense (benefit)	$(678)	$6,305	$(6,983)
Effective tax rate	7.9%	469.8%
For the three months ended March 31, 2013, our effective tax rate of 7.9% differs from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, income from the revaluation of the contingent consideration, which is not subject to taxes and expenses not deductible for tax purposes, partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
For the three months ended March 31, 2012, our effective tax rate of 469.8% varies from the U.S. federal statutory rate primarily due to the relative mix of earnings or losses within the tax jurisdictions in which we operate, losses in tax jurisdictions where we were not able to record a tax benefit, as well as various book expenses which were not deductible for tax purposes.
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
Six Months Ended March 31, 2013 and 2012
Revenues

	Six Months Ended March 31,		Variance Dollars
	2013	2012
Revenues	$250,168	$208,778	$41,390

	Six Months Ended March 31,
	2013	%	2012	%
United States	$211,116	84.4%	$176,405	84.5%
Europe	28,390	11.3%	24,585	11.8%
Other	10,662	4.3%	7,788	3.7%
Total revenues	$250,168	100%	$208,778	100%
Revenues increased by 19.8%, or $41.4 million, for the six months ended March 31, 2013, compared to the same period in the prior year. This increase was primarily due to growth in the number of customers for our subscription services as well as higher transaction volumes. The growth in the number of customers for our subscription services reflects higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services.
We expect revenues to continue to grow in 2013 as a result of the growing demand for our subscription service offerings, our planned increase in spending on sales and marketing, and international expansion.
Cost of Operations

	Six Months Ended March 31,		Variance Dollars
	2013	2012
Cost of operations	$71,560	$59,255	$12,305
Percent of total revenues	28.6%	28.4%
Cost of operations increased by 20.8%, or $12.3 million, for the six months ended March 31, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $7.6 million, driven by increased headcount of approximately 50% to support our growing customer base. Additionally, share-based compensation increased by $1.4 million, resulting from the issuance of share-based awards to employees. Additionally, initial set-up costs that we incur and then amortize in connection with our subscription services increased by $1.2 million. Further, allocated overhead and infrastructure costs increased by $2.0 million.
We expect cost of operations to trend downward as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will continue to increase in absolute dollars in 2013 as we continue to expand our capacity to deploy and support additional new customers.
Sales and Marketing

	Six Months Ended March 31,		Variance Dollars
	2013	2012
Sales and marketing	$110,460	$82,223	$28,237
Percent of total revenues	44.2%	39.4%
Sales and marketing expenses increased by 34.3%, or $28.2 million, for the six months ended March 31, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $16.3 million, resulting from a headcount increase of approximately 40% to continue adding new customers and increasing penetration within our existing customer base. Additionally, share-based compensation increased by $4.1 million, resulting from the issuance of share-based awards to employees. Further, customer acquisition costs and amortization of those costs increased by $4.8 million, advertising costs increased by $2.3 million, and allocated overhead and infrastructure costs increased by $1.6 million, each as compared to the same period in the prior year. This was offset by a decrease of $0.8 million in contingent consideration associated with the TripIt Acquisition that is included in compensation expense (see Note 12 to the Notes to Consolidated Financial Statements).
We expect total sales and marketing expenses in 2013 to increase in absolute dollars compared to 2012, driven primarily by an increase in sales personnel and marketing programs globally. These increases reflect key elements of our 2013 strategic focus of expanding our sales and marketing efforts to create greater awareness of our subscription services in our target markets and to support expected demand.
Systems Development and Programming

	Six Months Ended March 31,		Variance Dollars
	2013	2012
Systems development and programming	$28,026	$19,747	$8,279
Percent of total revenues	11.2%	9.5%
Systems development and programming costs increased by 41.9%, or $8.3 million, for the six months ended March 31, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expense of $4.5 million, driven by increased headcount of approximately 35% to upgrade and extend our service offerings and develop new technologies. Additionally, share-based compensation increased by $1.6 million, resulting from the issuance of share-based awards to employees. Further, allocated overhead and infrastructure costs increased by $2.3 million.
In response to the demand for our subscription services, the majority of our systems development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with GAAP for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $4.9 million, from $36.6 million at September 30, 2012, to $41.5 million at March 31, 2013.
We anticipate that recognized systems development and programming costs in 2013 will increase in absolute dollars compared to 2012 as we continue to focus on product innovation and enhancement.
General and Administrative

	Six Months Ended March 31,		Variance Dollars
	2013	2012
General and administrative	$39,912	$31,744	$8,168
Percent of total revenues	16.0%	15.2%
General and administrative expenses increased by 25.7%, or $8.2 million, for the six months ended March 31, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $3.1 million in personnel costs and related expenses, driven by a headcount increase of approximately 35% to support our growth, and a $2.8 million increase in share-based compensation, resulting from the issuance of share-based awards issued to employees. Additionally, professional fees increased by $1.2 million mainly as a result of acquisitions, litigation and other related costs, and infrastructure costs increased by $1.2 million as we continue to facilitate our growth.
We expect the absolute dollar amount of general and administrative expenses to continue to increase in 2013 compared to 2012 due to increases in personnel costs and infrastructure related to the growth of our business.
Revaluation of Contingent Consideration

	Six Months Ended March 31,		Variance Dollars
	2013	2012
Revaluation of contingent consideration	$2,132	$(3,577)	$5,709
Percent of total revenues	0.9%	(1.7)%
Revaluation of contingent consideration consisted of a loss of $2.1 million primarily relating to the acquisition of TripIt for the six months ended March 31, 2013 compared to a gain of $3.6 million for same period in the prior year. The change in inputs applied to the valuation of contingent consideration, including the change in our stock price and stock volatility, resulted in the revaluation gains or losses of the contingent consideration.
Amortization of Intangible Assets

	Six Months Ended March 31,		Variance Dollars
	2013	2012
Amortization of intangible assets	$9,003	$8,599	$404
Percent of total revenues	3.6%	4.1%
Amortization of intangible assets remained consistent for the six months ended March 31, 2013 compared to the same period in the prior year.

Interest Income, Interest Expense, Loss from Equity Investments and Other

	Six Months Ended March 31,		Variance Dollars
	2013	2012
Interest income	$1,044	$1,012	$32
Interest expense	(10,096)	(9,562)	(534)
Loss from equity investments	(1,368)	(1,066)	(302)
Other, net	(561)	(423)	(138)
Total other expense, net	$(10,981)	$(10,039)	$(942)
We record equity method adjustments in gains (losses) from equity investments in our consolidated statements of operations. Equity method adjustments primarily include our proportionate share of investee income or loss, adjustments to recognize certain differences between our carrying value and our equity in the investee's net assets at the date of investment, impairments, and other adjustments required by the equity method.
Interest expense primarily consists of interest on the Notes that we issued in April 2010. Foreign currency transaction gains (losses) are included in the consolidated statements of operations under other income (expense).
Income Tax Expense

	Six Months Ended March 31,		Variance Dollars
	2013	2012
Income tax expense (benefit)	$(1,735)	$6,658	$(8,393)
Effective tax rate	7.9%	890.1%
For the six months ended March 31, 2013, our effective tax rate of 7.9% differs from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets and expenses including revaluation of contingent consideration, which are not deductible for tax purposes, partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
For the six months ended March 31, 2012, our effective tax rate of 890.1% varies from the U.S. federal statutory rate primarily due to the relative mix of earnings or losses within the tax jurisdictions in which we operate, losses in tax jurisdictions where we were not able to record a tax benefit, as well as various book expenses which were not deductible for tax purposes.
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
Liquidity and Capital Resources
Our available sources of liquidity as of March 31, 2013 consisted principally of cash, cash equivalents, and short-term investments totaling $466.3 million. Our cash, cash equivalents, and short-term investments are comprised primarily of commercial paper, certificates of deposit, fixed income securities, and time deposits.
Our cash flows were as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2013	2012	$ Change	2013	2012	$ Change
Cash provided by (used in):
Operating activities	$18,699	$25,113	$(6,414)	$23,748	$31,470	$(7,722)
Investing activities	(5,681)	(47,007)	41,326	(81,716)	(175,855)	94,139
Financing activities	(19,744)	(8,586)	(11,158)	(18,676)	(8,089)	(10,587)
Operating Activities
Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows mainly consist of payments of compensation to employees, payments to vendors directly related to our services, related sales and marketing and administrative costs, costs of operations, systems development and programming costs, and payments for acquisition-related contingent consideration amounts in excess of those recorded as a liability on our consolidated balance sheets on the acquisition date. Net cash provided by operating activities was $18.7 million for the three months ended March 31, 2013, compared to $25.1 million for the same period in the prior year. The decrease in operating cash flows was primarily driven by the planned spending to support our global growth initiatives such as additional hirings in sales and marketing to reach prospects and customers.
Net cash provided by operating activities was $23.7 million for the six months ended March 31, 2013, compared to $31.5 million for the same period in the prior year. The decrease in operating cash flows was primarily driven by the planned spending to support our global growth initiatives and the changes in working capital accounts such as additional use of cash for the compensation related annual payout.
Investing Activities
Investing activities generally correspond with purchases, sales, and maturities of investments, cash outlays for acquisitions, strategic investments, capital expenditures including leasehold improvements and internal-use software, changes in customer funding liabilities, net of the change in restricted cash, and payments for acquisition-related contingent consideration for acquisitions accounted for under the Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations".
Our investing activities used $5.7 million of cash for the three months ended March 31, 2013, compared to $47.0 million of cash for the same period in the prior year. The decrease in net cash outflows was primarily due to a decrease in the amount of short-term investments purchased, from $175.8 million for the three months ended March 31, 2012 to $125.7 million for the three months ended March 31, 2013. This was partially offset by the cash payments of $9.6 million made for the acquisition of conTgo during the three months ended March 31, 2013. We did not make cash payments for acquisitions or strategic investments during the three months ended March 31, 2012.
Our investing activities used $81.7 million for the six months ended March 31, 2013, compared to $175.9 million for the same period in the prior year. Net purchases of short-term investments used $32.6 million more cash during the six months ended March 31, 2012 compared to the same period in the current year. In addition, we used $67.5 million for the ADP, Inc. asset acquisition during the six months ended March 31, 2012, while during the six months ended March 31, 2013 we used $9.6 million for the acquisition of conTgo.
Financing Activities
Cash used for financing activities increased by $11.2 million for the three months ended March 31, 2013, compared to the same period in the prior year, mainly due to a $9.7 million increase in minimum tax withholding on vested restricted stock awards. In addition, we paid $2.5 million for contingent consideration relating to the GlobalExpense Acquisition during the three months ended March 31, 2013.
Cash used for financing activities increased by $10.6 million for the six months ended March 31, 2013, compared to the same period in the prior year. The increase was mainly due to a $9.6 million increase in minimum tax withholding on vested restricted stock awards and a $2.5 million contingent consideration payment relating to the GlobalExpense Acquisition, which was made during the six months ended March 31, 2013, partially offset by a year over year decrease in repurchases of common stock of $1.2 million.
Senior Convertible Notes
In March 2010, we issued the Notes, the Notes Hedges, and the Warrants for general corporate purposes, including potential acquisitions and strategic transactions. The Notes will mature on April 15, 2015, unless converted earlier. As of March 31, 2013, no Notes have been repurchased or converted. We also have not received any shares under the Notes Hedge or delivered cash or shares under the Warrants. For at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the quarter ended March 31, 2013, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the Notes will be convertible at the holders’ option for the quarter ending June 30, 2013 and were classified as a current liability on the consolidated balance sheets as of March 31, 2013. For further information, see Note 9 of the Notes to Consolidated Financial Statements.
Stock Repurchase
Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 12.0 million shares of our common stock through January 2015. We may repurchase our common stock from time to time in the open market based on market conditions. During the six months ended March 31, 2013, we repurchased 3.3 shares of our outstanding common stock for a total cost of $0.2 million. There were no share repurchases for the three months ended March 31, 2013. During the three and six months ended March 31, 2012, we repurchased 13.8 shares and 26.6 shares of our outstanding common stock, respectively, for a total cost of $0.7 million and $1.2 million, respectively. As of March 31, 2013, we remain authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.
We believe our cash, cash equivalents, and short-term investment amounts, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs, and capital expenditures for at least the next twelve months. In the longer term, or if we decide to acquire assets or businesses, we may require additional funds and may seek to raise such additional funds through private or public sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements or other available means. There can be no assurances that any such funds will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.
Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of March 31, 2013.

Years Ending September 30,	Senior Convertible Notes, including Interest	Operating Leases	Purchase Obligations
2013 (April 1, 2013, through September 30, 2013)	$3,594	$4,622	$3,359
2014	7,188	9,691	7,006
2015	294,687	8,631	5,104
2016	—	8,319	4,218
2017	—	7,086	2,011
Thereafter	—	34,348	23
Total	$305,469	$72,697	$21,721
Senior Convertible Notes
As of March 31, 2013, investors may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. Certain conditions were satisfied in the quarter ended March 31, 2013, which makes these senior convertible notes currently convertible at the holders' option for the quarter ending June 30, 2013. For further information, see Note 9 of the Notes to Consolidated Financial Statements.
Operating Leases
We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Redmond, Washington under an operating lease that expires on May 31, 2013.
On June 13, 2012, we entered into a lease agreement for our future corporate headquarters with Kilroy Realty, L.P. for office space located at 601 108th Avenue Northeast, Bellevue, Washington. Under this lease, which provides for an initial ten-year term with an option to renew the lease for an additional five years, we will pay approximately $3.6 million in base rent per year over the initial term of the lease, subject to an annual increase equal to three percent of the then-current base rent. The lease will expire ten years after the lease commencement date, unless renewed or extended pursuant to its terms. We plan to take possession of the premises in the third quarter of 2013. Amounts for both rent and common area maintenance are included in our contractual obligation in the table above.
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
As part of the acquisition of conTgo, we agreed to pay additional cash consideration to the former conTgo shareholders based on the achievement of certain revenue targets through June 30, 2014.
Please see Note 12 of the Notes to Consolidated Financial Statements for a full description of the above mentioned acquisition-related contingent consideration.
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
If collection is not considered probable, we recognize revenues when the fees are collected. If the fees are not fixed or determinable, we recognize revenues when a fixed, or minimum, amount due from the customer can be determined. Accordingly, our judgment as to the probability of collection and determinability of fees may materially affect the timing of our revenue recognition and results of operations. If non-standard acceptance periods or non-standard performance criteria are required, we recognize revenue upon the expiration of the acceptance period or satisfaction of the acceptance/performance criteria, as applicable.

Our subscription services are typically billed in advance. Subscriptions billed in advance are for services to be provided within the following twelve months and revenue is recognized as the services are provided.
Set-up fees paid by customers in connection with subscription services, as well as the associated direct and incremental costs, such as labor and commissions, are deferred until customer implementation is complete and are recognized ratably over the expected lives of the customer relationships. As of September 30, 2012, the majority of deferred set-up fees and deferred consulting fees are to be recognized in the next two years.
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
Contingent Consideration
We estimate the fair value of the acquisition-related contingent consideration using various valuation approaches including the Monte Carlo Simulation approach and a probability-weighted discounted cash flow approach. Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities, because we use significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. In each reporting period, we remeasure the fair value of contingent consideration and record any change in the value as income or expense.
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
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our market risk during the three months ended March 31, 2013. For additional information, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in Part II of our Annual Report on Form 10-K for the year ended September 30, 2012, filed with the SEC on November 15, 2012.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We generated 91% of our total revenues for the three months ended March 31, 2013 from our travel procurement, expense management, and integrated travel procurement and expense management solutions. We expect these solutions to continue to constitute a large percentage of our total revenues even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.
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
Our ability to operate on a global basis is an increasingly important part of our business. Customers located outside the United States represented 15% of our total revenues for the three months ended March 31, 2013, and an additional portion of our revenue represents revenue from U.S. customers utilizing our services outside of the United States. We expect international revenues as a percentage of our total revenues to increase. To support our global business opportunities, we have operations and facilities in many countries and we expect our international operations to continue to grow and expand.
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
The conversion of some or all of our outstanding senior convertible notes due in 2015 will dilute the ownership interest of existing stockholders to the extent we deliver newly-issued shares of common stock upon conversion. Holders of such notes may convert them on or after January 15, 2015, until the close of business on the second scheduled trading day immediately preceding the maturity date of such notes. We expect to satisfy our conversion obligation by delivering cash and potentially shares of common stock. Certain conditions were satisfied in the quarter ended March 31, 2013, which makes these senior convertible notes currently convertible at the holders' option for the quarter ending June 30, 2013. Any sales in the public market of shares of common stock issued upon conversion of such notes could adversely affect trading prices of our common stock. In addition, the existence of such notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or anticipated conversion of such notes into shares of our common stock could depress the price of our common stock.
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
As of March 31, 2013, we remain authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.

ITEM 6.     EXHIBITS
(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 6, 2013

CONCUR TECHNOLOGIES, INC.
By	/s/ Francis J. Pelzer V
Francis J. Pelzer V
Chief Financial Officer Principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.