Form 10-Q
period 2013-06-30
CONCUR TECHNOLOGIES INC
filed 2013-08-06
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-25137
_________________________________
Concur Technologies, Inc.
(Exact name of Registrant as specified in its charter)
___________________________________

Delaware	91-1608052
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
601 108th Avenue NE, Suite 1000 Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of the registrant’s common stock outstanding as of August 2, 2013: 56,028,129

CONCUR TECHNOLOGIES, INC.
FORM 10-Q
June 30, 2013

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Concur Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$138,710	$113,167	$388,878	$321,945
Expenses:
Cost of operations	36,545	32,033	108,105	91,288
Sales and marketing	56,111	45,217	166,571	127,440
Systems development and programming	12,724	11,713	40,750	31,460
General and administrative	20,924	18,767	60,836	50,511
Revaluation of contingent consideration	(6,109)	(3,281)	(3,977)	(6,858)
Amortization of intangible assets	4,715	5,177	13,718	13,776
Total expenses	124,910	109,626	386,003	307,617
Operating income	13,800	3,541	2,875	14,328
Other income (expense):
Interest income	502	516	1,546	1,528
Interest expense	(6,870)	(4,859)	(16,966)	(14,421)
Loss from equity investments	(589)	(982)	(1,957)	(2,048)
Other, net	(22)	(600)	(583)	(1,023)
Total other expense	(6,979)	(5,925)	(17,960)	(15,964)
Income (loss) before income tax	6,821	(2,384)	(15,085)	(1,636)
Income tax expense (benefit)	4,237	(9,148)	2,502	(2,490)
Consolidated net income (loss)	2,584	6,764	(17,587)	854
Less: Loss attributable to noncontrolling interest	231	142	725	346
Net income (loss) attributable to Concur	$2,815	$6,906	$(16,862)	$1,200
Net income (loss) per share attributable to Concur common stockholders:
Basic	$0.05	$0.13	$(0.30)	$0.02
Diluted	0.05	0.12	(0.30)	0.02
Weighted average shares used in computing net income (loss) per share:
Basic	55,845	54,778	55,506	54,465
Diluted	59,290	57,500	55,506	56,631
See Notes to Consolidated Financial Statements.

Table of Contents

Concur Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Consolidated net income (loss)	$2,584	$6,764	$(17,587)	$854
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	(281)	(2,207)	(2,487)	(2,434)
Unrealized gain (loss) on available-for-sale investments	(7)	(33)	(46)	35
Other comprehensive loss, before tax	(288)	(2,240)	(2,533)	(2,399)
Tax effect	(2)	(13)	(9)	13
Other comprehensive loss, net of tax	(286)	(2,227)	(2,524)	(2,412)
Comprehensive income (loss)	2,298	4,537	(20,111)	(1,558)
Less: Comprehensive loss attributable to noncontrolling interest	231	108	780	388
Comprehensive income (loss) attributable to Concur	$2,529	$4,645	$(19,331)	$(1,170)
See Notes to Consolidated Financial Statements.

4

Concur Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$496,953	$302,274
Short-term investments	422,364	201,062
Accounts receivable, net of allowance of $1,924 and $1,507	103,439	86,591
Deferred tax assets	8,808	12,929
Deferred costs and other assets	56,724	47,312
Total current assets	1,088,288	650,168
Non-current assets:
Property and equipment, net	78,021	57,391
Investments	80,448	65,621
Deferred costs and other assets	42,349	42,650
Intangible assets, net	97,537	105,895
Deferred tax assets	5,495	17,657
Goodwill	289,755	281,892
Total assets	$1,681,893	$1,221,274
Liabilities and equity
Current liabilities:
Accounts payable	$13,787	$12,674
Customer funding liabilities	40,103	29,239
Accrued compensation	21,671	31,261
Acquisition-related liabilities	261	4,488
Acquisition-related contingent consideration	18,819	22,692
Other accrued expenses and liabilities	25,220	32,035
Deferred revenues	86,683	69,838
Senior convertible notes, net	262,075	251,607
Total current liabilities	468,619	453,834
Non-current liabilities:
Senior convertible notes, net	376,826	—
Deferred rent and other long-term liabilities	7,439	634
Deferred revenues	16,170	17,578
Tax liabilities	8,670	8,155
Total liabilities	877,724	480,201
Equity:
Concur stockholders’ equity:
Common stock, $0.001 par value per share	56	55
Authorized shares: 195,000
Shares issued and outstanding: 55,867 and 55,058
Additional paid-in capital	943,888	861,301
Accumulated deficit	(134,147)	(117,285)
Accumulated other comprehensive loss	(6,048)	(3,579)
Total Concur stockholders’ equity	803,749	740,492
Noncontrolling interest	420	581
Total equity	804,169	741,073
Total liabilities and equity	$1,681,893	$1,221,274
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating activities:
Consolidated net income (loss)	$2,584	$6,764	$(17,587)	$854
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	4,715	5,177	13,718	13,776
Depreciation and amortization of property and equipment	7,648	5,981	21,351	17,020
Accretion of discount and issuance costs on notes	4,913	3,062	11,312	9,030
Share-based compensation	14,684	17,528	46,131	39,074
Revaluation of contingent consideration	(6,109)	(3,281)	(3,977)	(6,858)
Deferred income taxes	4,769	(10,289)	1,552	(3,568)
Excess tax benefits from share-based compensation	(352)	(191)	(717)	(364)
Loss from equity investments	589	982	1,957	2,048
Payments of contingent consideration	—	—	(591)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(9,169)	(3,162)	(16,558)	(18,309)
Deferred costs and other assets	(3,769)	(3,194)	(8,114)	(6,105)
Accounts payable	(1,327)	(1,147)	334	(31)
Accrued liabilities	(1,197)	3,033	(12,507)	(1,325)
Deferred revenues	10,035	3,848	15,458	11,339
Net cash provided by operating activities	28,014	25,111	51,762	56,581
Investing activities:
Purchases of investments	(317,926)	(144,102)	(571,111)	(442,124)
Maturities of investments	137,465	159,479	349,950	384,238
Increase (decrease) in customer funding liabilities, net of changes in restricted cash	2,910	(897)	11,039	(8,461)
Investment in and loans to unconsolidated affiliates	—	(12,002)	(17,326)	(18,866)
Capital expenditures	(19,558)	(7,166)	(40,547)	(22,595)
Payments for acquisitions, net of cash acquired	—	(806)	(9,564)	(68,266)
Payments of contingent consideration related to acquisition of Etap	—	—	(1,266)	(5,275)
Net cash used in investing activities	(197,109)	(5,494)	(278,825)	(181,349)
Financing activities:
Equity issuance costs	(120)	—	(120)	—
Proceeds from borrowings on senior convertible notes, net	474,949	—	474,949	—
Proceeds from warrants	23,753	—	23,753	—
Payments for senior convertible note hedges	(58,161)	—	(58,161)	—
Investments in consolidated joint venture by noncontrolling interest	619	—	619	—
Payments on repurchase of common stock	(450)	(76)	(651)	(1,451)
Net proceeds from share-based equity award activity	615	393	2,035	2,064
Proceeds from employee stock purchase plan activity	767	557	2,351	1,717
Minimum tax withholding on restricted stock awards	(15)	—	(19,362)	(9,718)
Excess tax benefits from share-based compensation	352	191	717	364
Payments of contingent consideration	—	—	(2,497)	—
Net cash provided by (used in) financing activities	442,309	1,065	423,633	(7,024)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(701)	(266)	(1,891)	(549)
Net increase (decrease) in cash and cash equivalents	272,513	20,416	194,679	(132,341)
Cash and cash equivalents at beginning of period	224,440	217,400	302,274	370,157
Cash and cash equivalents at end of period	$496,953	$237,816	$496,953	$237,816
Supplemental cash flow information:
Cash paid for interest	$3,594	$3,594	$7,188	$7,188
Income tax payments, net	1,172	126	4,574	397
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, unless otherwise noted)
(Unaudited)
Note 1. Description of the Company and Basis of Presentation
Throughout these consolidated financial statements, Concur Technologies, Inc. is referred to as “Concur,” the “Company,” “we,” “us” and “our.” We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2011, 2012 and 2013, as, “2011,” “2012” and “2013.” All dollar, option, and share amounts are reported in thousands, unless otherwise noted.
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
Basis of Presentation
These consolidated financial statements include the accounts of Concur, its wholly-owned subsidiaries, and its controlled subsidiary. All intercompany accounts and transactions were eliminated in consolidation. In 2011, we established a Japanese joint venture and hold a controlling interest (75% voting interest) in Concur (Japan) Ltd. (“Concur Japan”). We recorded a noncontrolling interest in the consolidated statements of operations for the noncontrolling investors’ interests in the operations of Concur Japan. Noncontrolling interest of $0.4 million and $0.6 million as of June 30, 2013 and September 30, 2012, respectively, was reflected in stockholders’ equity.
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

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We adopted both ASU 2011-05 and ASU 2011-12 retrospectively effective October 2012 and elected to report other comprehensive income and its components in the consolidated statements of comprehensive income (loss). The adoption of these standards did not affect our financial position or results of operations.
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
Note 3. Net Income (Loss) Per Share
We calculate basic net income (loss) per share by dividing net income (loss) attributable to Concur for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to Concur is computed giving effect to all potential weighted average diluted common stock, including options, restricted stock units, warrants, and senior convertible notes, using the treasury stock method.
The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to Concur	$2,815	$6,906	$(16,862)	$1,200
Weighted average number of shares outstanding:
Basic	55,845	54,778	55,506	54,465
Dilutive effect of share-based equity awards	1,525	1,955	—	1,952
Dilutive effect of 2015 senior convertible notes	1,715	767	—	214
Dilutive effect of warrants associated with 2015 senior convertible notes	205	—	—	—
Diluted	59,290	57,500	55,506	56,631
Net income (loss) per share attributable to Concur common stockholders:
Basic	$0.05	$0.13	$(0.30)	$0.02
Diluted	0.05	0.12	(0.30)	0.02

We excluded certain shares from the computation of diluted net income (loss) per share because the effect of these shares would have been anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Share-based equity awards	—	—	2,950	—
2015 senior convertible notes	—	—	5,491	—
Warrants associated with the 2015 senior convertible notes	—	5,491	5,491	5,491
2018 senior convertible notes	4,662	—	4,662	—
Warrants associated with the 2018 senior convertible notes	4,662	—	4,662	—
Under the treasury stock method, the 2015 and 2018 senior convertible notes have a dilutive impact on net income per share when the average stock price for the period exceeds the respective conversion price for the 2015 and 2018 senior convertible notes (see Note 9 of the Notes to Consolidated Financial Statements).
We also have entered into note hedge transactions in connection with our 2015 and 2018 senior convertible notes (“2015 Note Hedges” and “2018 Note Hedges,” respectively, and together, the “Note Hedges”) with respect to our common stock (discussed in Note 9 of the Notes to Consolidated Financial Statements), to minimize the impact of potential economic dilution upon conversion of our 2015 and 2018 senior convertible notes. The Note Hedges were outstanding during the three and nine months ended June 30, 2013, and the 2015 Note Hedges were outstanding during the same periods of 2012. Since the beneficial impact of the Note Hedges was anti-dilutive, they were excluded from the calculation of diluted net income per share.
Note 4. Property and Equipment
As of the dates specified below, our property and equipment consisted of the following:

	June 30, 2013	September 30, 2012
Land and building	$6,208	$6,108
Leasehold improvements	11,024	6,447
Computer hardware	31,664	28,534
Computer software	89,200	76,215
Furniture and equipment	3,233	1,826
Property and equipment, gross	141,329	119,130
Less: accumulated depreciation	(63,308)	(61,739)
Property and equipment, net	$78,021	$57,391
Depreciation expense of property and equipment totaled $7.6 million and $21.4 million for the three and nine months ended June 30, 2013, respectively; and $6.0 million and $17.0 million for the same periods in 2012.
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
Total equity and cost method investment balances recorded as of June 30, 2013 and September 30, 2012 were as follows:

	June 30, 2013	September 30, 2012
Equity method investments	$12,954	$14,911
Cost method investments	67,494	50,710
Total investments	$80,448	$65,621
No other-than-temporary impairment charge was recorded for the three and nine months ended June 30, 2013 and 2012.
Note 6. Goodwill

During the second quarter of 2013, we completed the acquisitions of conTgo Ltd., a United Kingdom corporation, and conTgo Pty. Ltd., an Australia corporation (collectively, “conTgo”), which provide corporate customers and travel management companies with a cloud-based mobile communications and messaging platform. We recorded the goodwill balance based on the preliminary purchase price allocation, pending finalization of valuation reports and deferred tax calculations. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The results of operations of conTgo were included in our consolidated financial statements beginning in March 2013 upon the closing of the acquisitions.
The changes in the carrying balance of goodwill for the nine months ended June 30, 2013, were as follows:

Balance as of September 30, 2012	$281,892
Addition - Acquisition of conTgo	8,492
Other adjustments (1)	(629)
Balance as of June 30, 2013	$289,755
(1) Represents primarily the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).
Goodwill amounts are tested for impairment at least annually. No impairments were recorded for the three and nine months ended June 30, 2013 and 2012.
Note 7. Intangible Assets
The following table presents our intangible assets as of the dates specified below:

	June 30, 2013			September 30, 2012
Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$3,121	$(1,225)	$1,896	$3,125	$(878)	$2,247
Technology	30,391	(20,936)	9,455	25,396	(18,093)	7,303
Customer relationships	126,284	(40,098)	86,186	126,123	(29,778)	96,345
Total	$159,796	$(62,259)	$97,537	$154,644	$(48,749)	$105,895
The increase in gross carrying amount of intangible assets was mainly due to the assets acquired from the acquisition of conTgo in the second quarter of 2013, which consist primarily of $5.2 million in software technology with an estimated useful life of five years.
Amortization expense totaled $4.7 million and $13.7 million for the three and nine months ended June 30, 2013, respectively, and $5.2 million and $13.8 million for the same periods in 2012.
The following table presents the estimated future amortization expense related to intangible assets held at June 30, 2013:

Years Ending September 30,	Amortization of Intangible Assets
2013 (July 1, 2013 through September 30, 2013)	$4,263
2014	17,028
2015	16,920
2016	14,566
2017	13,078
Thereafter	31,682
Total	$97,537
Note 8. Customer Funding Liabilities
We draw funds from and make payments on behalf of our customers for employee expense reimbursements, related corporate credit card payments, and vendor payments. We hold these funds in cash and record our obligation to make these expense reimbursements and payments on behalf of our customers as customer funding liabilities.
Note 9. Debt

The following table presents our outstanding debt:

	June 30, 2013				September 30, 2012
	Principal	Unamortized Discount	Note Issuance Costs	Carrying Value	Principal	Unamortized Discount	Notes Issuance Costs	Carrying Value
2015 Notes	$287,500	$(22,915)	$(2,510)	$262,075	$287,500	$(32,333)	$(3,560)	$251,607
2018 Notes	488,750	(101,155)	(10,769)	376,826	—	—	—	—
Total	$776,250	$(124,070)	$(13,279)	$638,901	$287,500	$(32,333)	$(3,560)	$251,607
2015 Senior Convertible Notes
In March 2010, we issued $287.5 million principal amount of our 2.50% senior convertible notes due April 15, 2015 (“2015 Notes”). All amounts from the issuance of the 2015 Notes were settled in April 2010.
The 2015 Notes are governed by an Indenture, dated April 6, 2010 (“2015 Indenture”), between Concur and Wells Fargo Bank, National Association, as trustee. The 2015 Notes will mature on April 15, 2015, unless earlier repurchased or converted, and bear interest at a rate of 2.50% per year payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2010.
The 2015 Notes are convertible into cash and up to 5.5 million shares of our common stock at an initial conversion rate of approximately 19.10 shares of common stock per $1,000 principal amount of the 2015 Notes, which represents an initial conversion price of approximately $52.35 per share, subject to adjustment. Prior to January 15, 2015, conversion is subject to the satisfaction of certain conditions set forth below. Holders of the 2015 Notes who convert their 2015 Notes in connection with a fundamental change (as defined in the 2015 Indenture) will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the 2015 Notes may require the Company to repurchase all or a portion of their 2015 Notes at a repurchase price equal to 100% of the principal amount of the 2015 Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date (as defined in the 2015 Indenture).
Holders of the 2015 Notes may convert their 2015 Notes on or after January 15, 2015, until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon conversion, we will satisfy our conversion obligation by delivering cash and shares of common stock, if any, based on a daily settlement amount (as defined in the 2015 Indenture). Prior to January 15, 2015, holders of the 2015 Notes may convert their 2015 Notes under any of the following conditions:

•
during any calendar quarter commencing after June 30, 2010, and only during such calendar quarter, if the last reported sale price of common stock for 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2015 Notes for each day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the applicable conversion rate on such day; or

•	upon the occurrence of specified corporate events.
Our common stock price exceeded 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the quarter ended March 31, 2013. Accordingly, the 2015 Notes were convertible at the holders’ option for the quarter ended June 30, 2013 and were classified as a current liability on the consolidated balance sheets as of March 31, 2013. As of June 30, 2013, none of the 2015 Notes have been repurchased or converted.
For at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the quarter ended June 30, 2013, our common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the 2015 Notes will be convertible at the holders’ option for the quarter ending September 30, 2013 and were classified as a current liability on the consolidated balance sheets as of June 30, 2013.
In accounting for the issuance of the 2015 Notes, we separated the 2015 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“2015 Note Discount”) is amortized to interest expense over the term of the 2015 Notes. The remaining term of the 2015 Notes is approximately 1.8 years. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2015 Notes as a whole. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the 2015 Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the 2015 Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital (“2015 Notes Issuance Costs”). The carrying amount of the equity component, net of transaction costs, was $56.3 million at June 30, 2013 and September 30, 2012.
The following table presents the interest expense related to the 2015 Notes for the three and nine months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Contractual interest expense	$1,797	$1,797	$5,391	$5,391
Amortization of 2015 Notes Issuance Costs	458	318	1,114	944
Accretion of 2015 Notes Discount	3,028	2,744	8,771	8,086
	$5,283	$4,859	$15,276	$14,421
Effective interest rate of the liability component	7.73%	7.73%	7.73%	7.73%
The net proceeds from the 2015 Notes were approximately $279.0 million after payment of the initial purchasers’ discounts and offering expenses. From these net proceeds, we used a net total of approximately $34.1 million which included $60.1 million to pay for the cost of the 2015 Note Hedges, partially offset by proceeds of $26.1 million from our sale of Warrants (as defined and described below). These transactions are described in more detail below. We expect to continue to use the net proceeds of the 2015 Notes for general corporate purposes, including potential acquisitions and strategic transactions.
2015 Note Hedges
To minimize the impact of potential economic dilution upon conversion of the 2015 Notes, we entered into the 2015 Note Hedges with respect to our common stock. We paid $60.1 million for the 2015 Note Hedges. The 2015 Note Hedges cover approximately 5.5 million shares of our common stock at a strike price of $52.35 per share subject to anti-dilution adjustments, and are exercisable upon conversion of the 2015 Notes. The 2015 Note Hedges will expire upon the maturity of the 2015 Notes. The 2015 Note Hedges are intended to reduce the potential economic dilution upon conversion of the 2015 Notes in the event that the market value per share of our common stock, as measured under the 2015 Notes, at the time of exercise is greater than the conversion price of the 2015 Notes.
2015 Warrants
Separately, we entered into warrant transactions, whereby we sold warrants to acquire up to 5.5 million shares of our common stock at a strike price of $73.29 per share, subject to anti-dilution adjustments ("2015 Warrants"). The 2015 Warrants will expire upon the maturity of the 2015 Notes. We received proceeds of $26.1 million from the sale of the 2015 Warrants. If the market value per share of our common stock, as measured under the 2015 Warrants, exceeds the strike price of the 2015 Warrants, the 2015 Warrants will have a dilutive effect on our net income per share. The Warrants had a dilutive effect on our net income per share during the three months ended June 30, 2013.
2018 Senior Convertible Notes
During the quarter ended June 30, 2013, we issued $488.8 million principal amount of our 0.50% senior convertible notes due June 15, 2018 (“2018 Notes”). All amounts from the issuance of the 2018 Notes were settled during the quarter ended June 30, 2013.
The 2018 Notes are governed by an Indenture, dated June 4, 2013 (“2018 Indenture”). The 2018 Notes will mature on June 15, 2018, unless earlier repurchased or converted, and bear interest at a rate of 0.50% per year payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2013.
The 2018 Notes are convertible into cash and up to 4.7 million shares of our common stock at an initial conversion rate of approximately 9.54 shares of common stock per $1,000 principal amount of the 2018 Notes, which represents an initial conversion price of approximately $104.85 per share, subject to adjustment. Prior to March 15, 2018, conversion is subject to the satisfaction of certain conditions set forth below. Holders of the 2018 Notes who convert their 2018 Notes in connection with a fundamental change (as defined in the 2018 Indenture) will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the 2018 Notes may require the Company to repurchase all or a portion of their 2018 Notes at a repurchase price equal to 100% of the principal amount of the 2018 Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date (as defined in the 2018 Indenture).

Holders of the 2018 Notes may convert their Notes on or after March 15, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon conversion, we will satisfy our conversion obligation by delivering cash and shares of common stock, if any, based on a daily settlement amount (as defined in the 2018 Indenture). Prior to March 15, 2018, holders of the 2018 Notes may convert their 2018 Notes under any of the following conditions:

•
during any calendar quarter commencing after September 30, 2013, and only during such calendar quarter, if the last reported sale price of common stock for 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the applicable conversion rate on such day; or

•	upon the occurrence of specified corporate events.
In accounting for the issuance of the 2018 Notes, we separated the 2018 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“2018 Notes Discount”) is amortized to interest expense over the term of the 2018 Notes. The remaining term of the 2018 Notes is approximately 5.0 years at June 30, 2013. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2018 Notes as a whole. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the 2018 Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the 2018 Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital (“2018 Notes Issuance Costs”). Transaction costs allocated to the liability component, net of amortization, were $10.8 million as of June 30, 2013, and transaction costs allocated to the equity component were $2.9 million for the 2018 Notes. Additionally, we recorded a deferred tax asset of $1.1 million in connection with the transaction costs associated with the 2018 Notes. The carrying amount of the equity component, net of transaction costs, was $99.6 million at June 30, 2013.
The following table presents the interest expense related to the 2018 Notes for the three and nine months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Contractual interest expense	$176	$—	$176	$—
Amortization of 2018 Notes Issuance Costs	139	—	139	—
Accretion of 2018 Notes Discount	1,288	—	1,288	—
	$1,603	$—	$1,603	$—
Effective interest rate of the liability component	5.75%	—%	5.75%	—%
The net proceeds from the 2018 Notes were approximately $474.9 million after payment of the initial purchasers’ discounts and offering expenses. From these net proceeds, we used a net total of approximately $34.4 million which included $58.2 million to pay for the cost of the 2018 Note Hedges, partially offset by proceeds of $23.8 million from our sale of 2018 Warrants (as defined and described below). These transactions are described in more detail below. We expect to continue to use the net proceeds of the 2018 Notes for general corporate purposes, including potential acquisitions and strategic transactions.
2018 Note Hedges
To minimize the impact of potential economic dilution upon conversion of the 2018 Notes, we entered into 2018 Note Hedges with respect to our common stock. We paid $58.2 million for the 2018 Note Hedges. The 2018 Note Hedges cover approximately 4.7 million shares of our common stock at a strike price of $104.85 per share subject to anti-dilution adjustments, and are exercisable upon conversion of the 2018 Notes. The 2018 Note Hedges will expire upon the maturity of the 2018 Notes. The 2018 Note Hedges are intended to reduce the potential economic dilution upon conversion of the 2018 Notes in the event that the market value per share of our common stock, as measured under the 2018 Notes, at the time of exercise is greater than the conversion price of the Notes.
2018 Warrants

Separately, we entered into warrant transactions, whereby we sold warrants to acquire up to 4.7 million shares of our common stock at a strike price of $138.48 per share (“2018 Warrants”), subject to anti-dilution adjustments. The 2018 Warrants will expire upon the maturity of the 2018 Notes. We received proceeds of $23.8 million from the sale of the 2018 Warrants. If the market value per share of our common stock, as measured under the 2018 Warrants, exceeds the strike price of the 2018 Warrants, the 2018 Warrants will have a dilutive effect on our net income per share.
Note 10. Income Taxes
We base the provision for income taxes in our interim consolidated financial statements on estimated annual effective tax rates in the tax jurisdictions where we operate. We are subject to income taxes in the United States and numerous foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings or losses and changes in tax laws or interpretations of these laws in these operating jurisdictions. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rate, future income tax expense could be materially affected. For the three and nine months ended June 30, 2013, our effective tax rates of 62.1% and (16.6)%, respectively, differ from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, and expenses not deductible for tax purposes, partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit, revaluation of the contingent consideration, and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
For the three and nine months ended June 30, 2012, our effective tax rates of 383.7% and 152.2%, respectively, differ from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit combined with the timing of recognized earnings and losses throughout the year, the relative mix of earning or losses within the tax jurisdictions in which we operate, and offset in part by the net impact of permanent book to tax differences associated with our acquisition of TripIt. Inc. (“TripIt Acquisition”).
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
Note 11. Share-based Compensation
Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of restricted stock, stock options, stock bonuses, stock appreciation rights, and restricted stock units (“RSUs”). During the second quarter of 2013, our Equity Plan was amended and restated to increase the shares of common stock reserved under our Equity Plan by 4.6 million. As of June 30, 2013, we had 5.2 million shares of common stock reserved for future grants under our Equity Plan. Based on our Equity Plan design, the 5.2 million shares of common stock equates to approximately 3.5 million RSUs reserved for future grants, which we generally use as long-term employee incentive and retention tools.
Our share-based awards generally vest over four years and are subject to the employee's continued employment with Concur. The vesting of certain RSUs is subject to the achievement of specified Company-wide performance goals. On a quarterly basis, we estimate the probability of achieving specified performance goals (including estimating the level of achievement) to determine the probable number of RSUs that may ultimately vest. We adjust our estimate on a quarterly basis, if necessary, until the achievement of the performance goals is known at the end of the measurement period. The amount of share-based compensation recognized in each reporting period can vary based on the level of achievement, if any, or expected level of achievement based on the specified performance goals. We also estimate forfeiture rates at the time of grants and revise the estimates in subsequent periods if actual forfeitures differ from our estimates. We record share-based compensation net of estimated forfeitures.
During the three months ended December 31, 2012, certain senior executives received RSU grants that will vest based on Company-wide performance goals and service conditions (“2013 Performance-based RSUs”). The number of 2013 Performance-based RSUs shall be determined based on the achievement of Company-wide goals for fiscal 2013. In order to vest, the low end of the predetermined Company-wide goals must be met. Further, the number of 2013 Performance-based RSUs is determined based on the level of achievement. Therefore, participants in the 2013 Performance-based RSUs may receive a range of 0 shares to approximately 0.5 million shares depending on the actual level of achievement. No additional performance-based RSUs were granted since the first quarter of 2013.

The following table presents our share-based compensation resulting from equity awards that we recorded in our consolidated statements of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Cost of operations	$1,349	$2,161	$5,410	$4,839
Sales and marketing	7,213	8,321	22,198	19,248
Systems development and programming	1,250	2,019	4,857	4,013
General and administrative	4,872	5,027	13,666	10,974
Total share-based compensation	$14,684	$17,528	$46,131	$39,074
The following table presents our stock option activity for the nine months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2012	627	$11.98
Exercised	(185)	11.01
Forfeited or expired	—	—
Outstanding as of June 30, 2013	442	12.38	2.04	$30,518
Exercisable as of June 30, 2013	442	$12.38	2.04	$30,518
The following table presents a summary of RSU award activity for the nine months ended June 30, 2013:

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2012	2,954	$49.32
Granted (1)	483	67.30
Vested and released	(872)	44.67
Cancelled	(64)	50.23
Outstanding as of June 30, 2013	2,501	$54.39
(1) Includes 2013 Performance-based RSUs granted during the period.
As of June 30, 2013, we had $61.9 million of unrecognized share-based compensation, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.4 years.
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
Our financial assets and liabilities measured at fair value as of June 30, 2013, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Money market funds	$87,751	$—	$—	$87,751
Time deposits	46,509	—	—	46,509
Commercial paper	—	266,005	—	266,005
Total cash equivalents	134,260	266,005	—	400,265
Short-term investments:
Commercial paper	—	248,916	—	248,916
Certificates of deposit	—	133,639	—	133,639
Other fixed income securities	—	39,809	—	39,809
Total short-term investments	—	422,364	—	422,364
Liabilities:
Acquisition-related contingent consideration	$—	$—	$18,819	$18,819
(1) Included in cash and cash equivalents in the consolidated balance sheets as of June 30, 2013, in addition to $96.7 million of cash.
Our financial assets and liabilities measured at fair value as of September 30, 2012, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Time deposits	$45,323	$—	$—	$45,323
Commercial paper	—	136,072	—	136,072
Other fixed income securities	—	7,074	—	7,074
Total cash equivalents	45,323	143,146	—	188,469
Short-term investments:
Commercial paper	—	86,963	—	86,963
Certificates of deposit	—	79,503	—	79,503
Other fixed income securities	—	34,596	—	34,596
Total short-term investments	—	201,062	—	201,062
Liabilities:
Acquisition-related contingent consideration	$—	$—	$22,692	$22,692
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
TripIt Contingent Consideration
On January 24, 2011, we completed the acquisition of TripIt, Inc. (“TripIt”). As part of the TripIt acquisition, we agreed to pay contingent cash consideration of up to $38.3 million to the former shareholders of TripIt on the 30 month anniversary of the closing or at such earlier time as specified in the acquisition agreement (the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the consideration issued at the closing (the “Market Value”) is less than approximately $82.1 million or $100.90 per share (the “Guaranteed Value”), subject to adjustments, we will make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”), subject to certain limited exceptions. Such right to receive the Top-Up Payment will terminate in the event the value of the shares paid at closing increases by approximately $38.3 million to $100.90 per share at any time prior to the Top-Up Payment Date. If shares were sold or transferred before the Top-Up Payment Date, such holders will not be eligible to receive a Top-Up Payment. In addition, certain former shareholders that became employees of Concur will not be eligible to receive a Top-Up Payment if these employees terminate employment with Concur prior to the required service period. As of June 30, 2013, the potential undiscounted amount of the payment that we could be required to make on the Top-Up Payment Date is between $0 and approximately $38.3 million. As of September 30, 2012, the potential undiscounted amount of the payment that we could be required to make on the Top-Up Payment Date was between $0 and approximately $38.3 million.
Changes in the TripIt contingent consideration since the acquisition date were recorded in the consolidated statements of operations. On a quarterly basis, we re-measure the fair value of the contingent consideration and any changes are recorded in the consolidated statements of operations as revaluation of contingent consideration or compensation expense.
The fair value of the contingent consideration was estimated using the Monte Carlo Simulation approach, which utilizes certain inputs that are unobservable in the market. Key inputs include the expected term, risk free rate, stock price, volatility of our stock, and the strike price of $100.90. A volatility of 28% and 42% was used to calculate the fair value of the contingent consideration as of June 30, 2013 and September 30, 2012, respectively. Volatility is considered a significant assumption and is based on our historical stock price. Also, the fair value of the contingent consideration is significantly impacted by the changes in our stock price. If our stock price increases (decreases) significantly, the fair value of the contingent consideration will decrease (increase) accordingly. The contingent consideration was included in the current acquisition-related contingent consideration on our consolidated balance sheets.
The following table presents a reconciliation of TripIt contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2013:

Balance as of September 30, 2012	$22,692
Total gains:
Recorded as revaluation of contingent consideration	(3,977)
Recorded as compensation expense	(2,906)
Balance as of June 30, 2013	$15,809
The following table presents a reconciliation of TripIt contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2012:

Balance as of September 30, 2011	$30,972
Total gains:
Recorded as revaluation of contingent consideration	(7,420)
Recorded as compensation expense	(112)
Balance as of June 30, 2012	$23,440
GlobalExpense Contingent Consideration
In the fourth quarter of 2011, we completed the acquisition of GlobalExpense Limited (“GlobalExpense Acquisition”). As part of the GlobalExpense Acquisition, we agreed to pay additional cash consideration totaling up to £2.0 million (USD $3.2 million), based on the achievement of certain revenue targets through September 30, 2012. We re-measured the fair value of the contingent consideration each reporting period through September 30, 2012 based on GlobalExpense’s achievement of revenue targets. The change in fair value of contingent consideration was recorded in the consolidated statements of operations. The fair value of the contingent consideration was estimated by applying a probability-weighted discounted cash flow approach, which utilized significant inputs that are unobservable in the market. Key assumptions included a weighted probability of achieving certain revenue targets through September 30, 2012 at each reporting period. As of September 30, 2012, the revenue targets were fully met. Total contingent consideration of £2.0 million (USD $3.2 million) was recorded as acquisition-related liabilities in the consolidated balance sheets as of September 30, 2012, which was paid during the three months ended March 31, 2013.
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
The following table presents a reconciliation of the conTgo contingent consideration based on the preliminary purchase price allocation and measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2013:

Balance as of September 30, 2012	$—
Contingent consideration issued at business combination	3,049
Total gains:
Foreign currency translation	(39)
Balance as of June 30, 2013	$3,010
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the three and nine months ended June 30, 2013 and 2012, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.
Other Fair Value Disclosures
The fair values of the 2015 Notes and 2018 Notes were estimated using Level 2 inputs based on quoted market prices in markets that are not active. The fair values of the 2015 Notes and 2018 Notes are primarily affected by our stock price and also subject to interest. As of June 30, 2013, the carrying amount and fair value of the 2015 Notes were $262.1 million and $460.5 million, respectively. As of September 30, 2012, the carrying amount and fair value of the 2015 Notes were $251.6 million and $438.0 million, respectively. As of June 30, 2013, the carrying amount and fair value of the 2018 Notes were $376.8 million and $486.1 million, respectively.
Note 13. Equity
The following table shows the changes in equity attributable to both Concur and the noncontrolling interest in our consolidated subsidiary in which we have control, but not total ownership interest.

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2012	$740,492	$581	$741,073
Investment by noncontrolling interest partners	—	619	619
Comprehensive loss:
Net loss	(16,862)	(725)	(17,587)
Foreign currency translation adjustments	(2,432)	(55)	(2,487)
Unrealized loss on available-for-sale investments, net of tax	(37)	—	(37)
Comprehensive loss	(19,331)	(780)	(20,111)
Equity component of senior convertible notes, note hedges and warrants	50,064	—	50,064
Share-based transactions and compensation expense	33,175	—	33,175
Repurchase of common stock	(651)	—	(651)
Equity at June 30, 2013	$803,749	$420	$804,169

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2011	$698,655	$1,176	$699,831
Comprehensive income (loss):
Net income (loss)	1,200	(346)	854
Foreign currency translation adjustments	(2,392)	(42)	(2,434)
Unrealized gain on available-for-sale investments, net of tax	22	—	22
Comprehensive loss	(1,170)	(388)	(1,558)
Share-based transactions and compensation expense	34,738	—	34,738
Repurchase of common stock	(1,300)	—	(1,300)
Equity at June 30, 2012	$730,923	$788	$731,711
Note 14. Geographic Data
We operate in and report on one segment, which is integrated travel and expense management solutions.
For the three and nine months ended June 30, 2013 and 2012, respectively, no single customer accounted for more than 10% of our total revenues. The following table presents our revenues by geographic region:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
United States	$117,820	$96,415	$328,936	$272,821
Europe	14,734	12,532	43,124	37,117
Other	6,156	4,220	16,818	12,007
Total revenues	$138,710	$113,167	$388,878	$321,945
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
Note 16. Subsequent Events
In July 2013, we completed two acquisitions for aggregate cash consideration of approximately $78.9 million. We will account for the transactions as business combinations and measure at fair value all the assets and liabilities as of the acquisition dates. We are currently in the process of evaluating the accounting treatment for these transactions.
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
Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” the “Company,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2011, 2012 and 2013, as “2011,” “2012” and “2013.” Throughout this MD&A, where we provide discussion of the three and nine months ended June 30, 2013, and we provide data for the same period in the prior year, we refer to the prior period as “2012.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.
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
During the quarter ended June 30, 2013, we issued $488.8 million principal amount of our 0.50% senior convertible notes due June 15, 2018 (the “2018 Notes”). We also entered into note hedge transactions (the "2018 Note Hedges") that cover the number of shares of our common stock that are underlying the 2018 Notes. The 2018 Note Hedges are designed, but not guaranteed, to reduce or eliminate the potential economic dilution arising upon conversion. Further, we sold warrants to acquire shares of our common stock at a strike price of $138.48 per share (the "2018 Warrants").
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
International Revenues. Revenues from customers outside the United States represented 15% of total revenues for the three and nine months ended June 30, 2013 and 2012. We expect continued growth in our international revenues, as our products and services continue to gain acceptance in international markets due to our investment in global distribution and increased global awareness of our products.
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
Results of Operations
Three Months Ended June 30, 2013 and 2012
Revenues

	Three Months Ended June 30,		Variance Dollars
	2013	2012
Revenues	$138,710	$113,167	$25,543

	Three Months Ended June 30,
	2013	%	2012	%
United States	$117,820	85.0%	$96,415	85.2%
Europe	14,734	10.6%	12,532	11.1%
Other	6,156	4.4%	4,220	3.7%
Total revenues	$138,710	100%	$113,167	100%
Revenues increased by 22.6%, or $25.5 million, for the three months ended June 30, 2013, compared to the same period in the prior year. This increase was primarily due to growth in the number of customers for our subscription services as well as higher transaction volumes. The growth in the number of customers for our subscription services reflects higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services.
We expect revenues to continue to grow in 2013 as a result of the growing demand for our subscription service offerings, our planned increase in spending on sales and marketing and international expansion.
Cost of Operations

	Three Months Ended June 30,		Variance Dollars
	2013	2012
Cost of operations	$36,545	$32,033	$4,512
Percent of total revenues	26.3%	28.3%
Cost of operations increased by 14.1%, or $4.5 million, for the three months ended June 30, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $2.3 million, driven by increased headcount of approximately 35% to support our growing customer base. Additionally, initial set up costs, which we incur and then amortize in connection with our subscription services, increased by $1.8 million.
We expect cost of operations to trend downward as a percentage of total revenues over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will continue to increase in absolute dollars in 2013 compared to 2012, as we continue to expand our capacity to deploy and support additional new customers.
Sales and Marketing

	Three Months Ended June 30,		Variance Dollars
	2013	2012
Sales and marketing	$56,111	$45,217	$10,894
Percent of total revenues	40.5%	40.0%
Sales and marketing expenses increased by 24.1%, or $10.9 million, for the three months ended June 30, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $8.4 million, resulting from a headcount increase of approximately 35% to acquire new customers and increase penetration within our existing customer base. Additionally, customer acquisition costs and amortization of those costs increased by $3.0 million, and advertising costs increased by $1.5 million. The increase was partially offset by a decrease of $1.8 million in contingent consideration associated with our acquisition of TripIt, Inc. (“TripIt Acquisition”) that is recorded in compensation expense (see Note 12 of the Notes to Consolidated Financial Statements).
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
Systems Development and Programming

	Three Months Ended June 30,		Variance Dollars
	2013	2012
Systems development and programming	$12,724	$11,713	$1,011
Percent of total revenues	9.2%	10.4%
Systems development and programming costs increased by 8.6%, or $1.0 million, for the three months ended June 30, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in allocated overhead and infrastructure costs of $1.4 million.
In response to the demand for our subscription services, the majority of our systems development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $2.7 million, from $41.5 million at March 31, 2013 to $44.2 million at June 30, 2013.

We anticipate that systems development and programming costs in 2013 will increase in absolute dollars compared to 2012 as we continue to focus on product innovation and enhancement.
General and Administrative

	Three Months Ended June 30,		Variance Dollars
	2013	2012
General and administrative	$20,924	$18,767	$2,157
Percent of total revenues	15.1%	16.6%
General and administrative expenses increased by 11.5%, or $2.2 million, for the three months ended June 30, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $1.2 million in personnel costs and related expenses and infrastructure costs as we continue to facilitate our growth. Professional fees increased by $0.9 million mainly as a result of acquisitions, litigation and other related costs.
We expect the absolute dollar amount of general and administrative expenses to continue to increase in 2013 compared to 2012 due to increases in personnel costs and infrastructure costs related to the growth of our business.
Revaluation of Contingent Consideration

	Three Months Ended June 30,		Variance Dollars
	2013	2012
Revaluation of contingent consideration	$(6,109)	$(3,281)	$(2,828)
Percent of total revenues	(4.4)%	(2.9)%
Revaluation of contingent consideration consisted of a gain of $6.1 million primarily relating to the acquisition of TripIt for the three months ended June 30, 2013 compared to a gain of $3.3 million for same period in the prior year. The change in inputs applied to the valuation of contingent consideration, including the change in our stock price and stock volatility, resulted in the revaluation gains or losses of the contingent consideration.
Amortization of Intangible Assets

	Three Months Ended June 30,		Variance Dollars
	2013	2012
Amortization of intangible assets	$4,715	$5,177	$(462)
Percent of total revenues	3.4%	4.6%
Amortization of intangible assets decreased by $0.5 million for the three months ended June 30, 2013, compared to the same period in the prior year, primarily because some intangible assets had been fully amortized.
Interest Income, Interest Expense, Loss from Equity Investments and Other

	Three Months Ended June 30,		Variance Dollars
	2013	2012
Interest income	$502	$516	$(14)
Interest expense	(6,870)	(4,859)	(2,011)
Loss from equity investments	(589)	(982)	393
Other, net	(22)	(600)	578
Total other expense, net	$(6,979)	$(5,925)	$(1,054)
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
Interest expense primarily consists of interest on the 2.50% senior convertible notes due April 15, 2015 ("2015 Notes") and interest on the 0.50% 2018 Notes. Foreign currency transaction gains (losses) are included in the consolidated statements of operations under other income (expense).

Income Tax Expense

	Three Months Ended June 30,		Variance Dollars
	2013	2012
Income tax expense (benefit)	$4,237	$(9,148)	$13,385
Effective tax rate	62.1%	383.7%
For the three months ended June 30, 2013, our effective tax rate of 62.1% differs from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets and expenses not deductible for tax purposes, partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit, income from the revaluation of the contingent consideration, which is not subject to tax and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
During the quarter ended June 30, 2013, we issued the 2018 Notes and entered into the 2018 Note Hedges. We have reduced the deferred tax asset for the net tax attributes associated with the 2018 Notes and the 2018 Note Hedges.
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
Nine Months Ended June 30, 2013 and 2012
Revenues

	Nine Months Ended June 30,		Variance Dollars
	2013	2012
Revenues	$388,878	$321,945	$66,933

	Nine Months Ended June 30,
	2013	%	2012	%
United States	$328,936	84.6%	$272,821	84.8%
Europe	43,124	11.1%	37,117	11.5%
Other	16,818	4.3%	12,007	3.7%
Total revenues	$388,878	100%	$321,945	100%
Revenues increased by 20.8%, or $66.9 million, for the nine months ended June 30, 2013, compared to the same period in the prior year. This increase was primarily due to growth in the number of customers for our subscription services as well as higher transaction volumes. The growth in the number of customers for our subscription services reflects higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services.
We expect revenues to continue to grow in 2013 as a result of the growing demand for our subscription service offerings, our planned increase in spending on sales and marketing and international expansion.
Cost of Operations

	Nine Months Ended June 30,		Variance Dollars
	2013	2012
Cost of operations	$108,105	$91,288	$16,817
Percent of total revenues	27.8%	28.4%
Cost of operations increased by 18.4%, or $16.8 million, for the nine months ended June 30, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $9.9 million, driven by increased headcount of approximately 50% to support our growing customer base. Additionally, initial set-up costs that we incur and then amortize in connection with our subscription services increased by $3.0 million. Further, allocated overhead and infrastructure costs increased by $3.2 million.
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
Sales and Marketing

	Nine Months Ended June 30,		Variance Dollars
	2013	2012
Sales and marketing	$166,571	$127,440	$39,131
Percent of total revenues	42.8%	39.6%
Sales and marketing expenses increased by 30.7%, or $39.1 million, for the nine months ended June 30, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $24.7 million, resulting from a headcount increase of approximately 40% to add new customers and increase penetration within our existing customer base. Additionally, share-based compensation increased by $3.0 million, resulting from the issuance of share-based awards to employees. Further, customer acquisition costs and amortization of those costs increased by $7.8 million, advertising costs increased by $3.8 million, and allocated overhead and infrastructure costs increased by $2.5 million, as compared to the same period in the prior year. This was offset by a decrease of $2.5 million in contingent consideration associated with the TripIt Acquisition that is included in compensation expense (see Note 12 of the Notes to Consolidated Financial Statements).
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
Systems Development and Programming

	Nine Months Ended June 30,		Variance Dollars
	2013	2012
Systems development and programming	$40,750	$31,460	$9,290
Percent of total revenues	10.5%	9.8%
Systems development and programming costs increased by 29.5%, or $9.3 million, for the nine months ended June 30, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $5.1 million, driven by increased headcount of approximately 30% to upgrade and extend our service offerings and develop new technologies. Additionally, allocated overhead and infrastructure costs increased by $3.7 million.
In response to the demand for our subscription services, the majority of our systems development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with GAAP for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased $7.6 million, from $36.6 million at September 30, 2012, to $44.2 million at June 30, 2013.
We anticipate that recognized systems development and programming costs in 2013 will increase in absolute dollars compared to 2012 as we continue to focus on product innovation and enhancement.

General and Administrative

	Nine Months Ended June 30,		Variance Dollars
	2013	2012
General and administrative	$60,836	$50,511	$10,325
Percent of total revenues	15.6%	15.7%
General and administrative expenses increased by 20.4%, or $10.3 million, for the nine months ended June 30, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $3.7 million in personnel costs and related expenses, driven by a headcount increase of approximately 35% to support our growth, and a $2.7 million increase in share-based compensation, resulting from the issuance of share-based awards to employees. Additionally, professional fees increased by $2.1 million mainly as a result of acquisitions, litigation and other related costs, and infrastructure costs increased by $1.8 million as we continue to facilitate our growth.
We expect the absolute dollar amount of general and administrative expenses to continue to increase in 2013 compared to 2012 due to increases in personnel costs and infrastructure costs related to the growth of our business.
Revaluation of Contingent Consideration

	Nine Months Ended June 30,		Variance Dollars
	2013	2012
Revaluation of contingent consideration	$(3,977)	$(6,858)	$2,881
Percent of total revenues	(1.0)%	(2.1)%
Revaluation of contingent consideration consisted of a gain of $4.0 million primarily relating to the acquisition of TripIt for the nine months ended June 30, 2013 compared to a gain of $6.9 million for same period in the prior year. The change in inputs applied to the valuation of contingent consideration, including the change in our stock price and stock volatility, resulted in the revaluation gains or losses of the contingent consideration.
Amortization of Intangible Assets

	Nine Months Ended June 30,		Variance Dollars
	2013	2012
Amortization of intangible assets	$13,718	$13,776	$(58)
Percent of total revenues	3.5%	4.3%
Amortization of intangible assets remained consistent for the nine months ended June 30, 2013 compared to the same period in the prior year.
Interest Income, Interest Expense, Loss from Equity Investments and Other

	Nine Months Ended June 30,		Variance Dollars
	2013	2012
Interest income	$1,546	$1,528	$18
Interest expense	(16,966)	(14,421)	(2,545)
Loss from equity investments	(1,957)	(2,048)	91
Other, net	(583)	(1,023)	440
Total other expense, net	$(17,960)	$(15,964)	$(1,996)
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
Interest expense primarily consists of interest on the 2015 Notes and the 2018 Notes. Foreign currency transaction gains (losses) are included in the consolidated statements of operations under other income (expense).
Income Tax Expense

	Nine Months Ended June 30,		Variance Dollars
	2013	2012
Income tax expense (benefit)	$2,502	$(2,490)	$4,992
Effective tax rate	(16.6)%	152.2%
For the nine months ended June 30, 2013, our effective tax rate of (16.6)% differs from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets and expenses, which are not deductible for tax purposes, partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit, revaluation of contingent consideration, which is not subject to tax and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
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
Liquidity and Capital Resources
Our available sources of liquidity as of June 30, 2013 consisted principally of cash, cash equivalents, and short-term investments totaling $919.3 million. Our cash, cash equivalents, and short-term investments are comprised primarily of commercial paper, certificates of deposit, fixed income securities, and time deposits.
Our cash flows were as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	$ Change	2013	2012	$ Change
Cash provided by (used in):
Operating activities	$28,014	$25,111	$2,903	$51,762	$56,581	$(4,819)
Investing activities	(197,109)	(5,494)	(191,615)	(278,825)	(181,349)	(97,476)
Financing activities	442,309	1,065	441,244	423,633	(7,024)	430,657
Operating Activities
Our operating cash inflows consist of payments received from our customers related to our subscription and other service offerings. Our operating cash outflows mainly consist of payments of compensation to employees, payments to vendors directly related to our services, related sales and marketing and administrative costs, costs of operations, systems development and programming costs, and payments for acquisition-related contingent consideration amounts in excess of those recorded as a liability on our consolidated balance sheets on the acquisition date. Net cash provided by operating activities was $28.0 million for the three months ended June 30, 2013, compared to $25.1 million for the same period in the prior year. The increase in operating cash flows was primarily driven by higher income during the three months ended June 30, 2013, after adjustments for non-cash related items.
Net cash provided by operating activities was $51.8 million for the nine months ended June 30, 2013, compared to $56.6 million for the same period in the prior year. The decrease in operating cash flows was primarily driven by the planned spending to support our global growth initiatives.
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
Our investing activities used $197.1 million of cash for the three months ended June 30, 2013, compared to $5.5 million of cash for the same period in the prior year. The increase in net cash outflows was primarily due to an increase in the amount of short-term investments purchased, from $144.1 million for the three months ended June 30, 2012 to $317.9 million for the three months ended June 30, 2013.
Our investing activities used $278.8 million during the nine months ended June 30, 2013, compared to $181.3 million during the same period in the prior year. Purchases of short-term investments used $129.0 million more cash, and maturities of short-term investments provided $34.3 million less cash, during the nine months ended June 30, 2013 compared to the same period in the prior year. Capital expenditures increased by $18.0 million during the nine months ended June 30, 2013 compared to the same period in the prior year.
Financing Activities
Cash provided by financing activities increased by $441.2 million and $430.7 million for the three and nine months ended June 30, 2013, compared to the same period in the prior year, mainly due to a $474.9 million inflow from issuance of 2018 Notes and a $23.8 million inflow from issuance of the 2018 Warrants, partially offset by payments for the 2018 Note Hedges of $58.2 million.
Senior Convertible Notes
During the three months ended March 31, 2010 and during the three months ended June 30, 2013, we issued the 2015 Notes and the 2018 Notes (collectively, the “Notes”), the 2015 Note Hedges and the 2018 Note Hedges (collectively, the “Note Hedges”), and the 2015 Warrants and the 2018 Warrants (collectively, the “Warrants”), respectively, for general corporate purposes, including potential acquisitions and strategic transactions. The 2015 Notes and the 2018 Notes will mature on April 15, 2015 and June 15, 2018, respectively, unless converted earlier. As of June 30, 2013, no Notes had been repurchased or converted. We also have not received any shares under the Notes Hedges or delivered cash or shares under the Warrants. For at least 20 trading days during the 30 consecutive trading day period ended on the last trading day of the quarter ended June 30, 2013, our common stock price exceeded 130% of the applicable conversion price on each applicable trading day, for the 2015 Notes. Accordingly, the 2015 Notes will be convertible at the holders’ option for the quarter ending September 30, 2013 and were classified as a current liability on the consolidated balance sheets as of June 30, 2013. Conversion rights are not available for holders of the 2018 Notes prior to the three month period ending December 31, 2013. The 2018 Notes are classified as long-term liability on the consolidated balance sheets as of June 30, 2013. For further information, see Note 9 of the Notes to Consolidated Financial Statements.
Stock Repurchase
Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 12.0 million shares of our common stock through January 2015. We may repurchase our common stock from time to time in the open market based on market conditions. During the three and nine months ended June 30, 2013, we repurchased 5.6 thousand shares and 8.8 thousand shares of our outstanding common stock, respectively, for a total cost of $0.5 million and $0.7 million, respectively. During the three and nine months ended June 30, 2012, we repurchased 1.3 thousand shares and 27.8 thousand shares of our outstanding common stock, respectively, for a total cost of $0.1 million and $1.3 million, respectively. As of June 30, 2013, we remain authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.
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
Contractual Obligations and Commercial Commitments

The following table summarizes our outstanding contractual obligations and commercial commitments as of June 30, 2013:

Years Ending September 30,	2015 Senior Convertible Notes, including Interest	2018 Senior Convertible Notes, including Interest	Operating Leases	Purchase Obligations
2013 (July 1, 2013 through September 30, 2013)	$—	$—	$2,202	$1,779
2014	7,188	2,518	10,117	8,287
2015	294,687	2,444	8,772	5,788
2016	—	2,444	8,700	4,902
2017	—	2,444	7,410	1,911
Thereafter	—	491,193	36,990	23
Total	$301,875	$501,043	$74,191	$22,690
Senior Convertible Notes
As of June 30, 2013, investors may require us to repurchase all or a portion of their 2015 Notes at a purchase price in cash equal to the full principal amount of the notes plus any accrued and unpaid interest on or after January 15, 2015 or upon the occurrence of certain events including specified corporate events or trading. Certain conditions were satisfied in the quarter ended June 30, 2013, which makes the 2015 Notes convertible at the holders' option for the quarter ending September 30, 2013. For further information, see Note 9 of the Notes to Consolidated Financial Statements.
Operating Leases
We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Bellevue, Washington under an operating lease that expires on May 31, 2023. Amounts for both rent and common area maintenance under this lease are included in our contractual obligation in the table above.
We also lease office space in the United States in the states of Arizona, Colorado, California, Florida, Georgia, Illinois, Massachusetts, New Jersey, Texas, and Virginia, and internationally in Australia, Canada, China (Hong Kong), Czech Republic, France, Germany, India, Japan, Mexico, Netherlands, Philippines, Singapore, and the United Kingdom. We do not include amounts for certain operating expenses under these leases such as common area maintenance.
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
Portions of our revenues are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts paid to our reseller partners are recognized as sales and marketing expense. Our assumption of such business risks is evidenced when, among other things, we take responsibility for delivery of the product or service, establish pricing of the arrangement and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affect how we report revenues and sales and marketing expenses.
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
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk and Market Interest Risk
During the three months ended June 30, 2013, we issued $488.8 million principal amount of 0.50% senior convertible notes due in 2018 ("2018 Notes"). Holders may convert their 2018 Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amount of the 2018 Notes. Amounts in excess of the principal amount, if any, will be paid in our common stock. Concurrent with the issuance of the 2018 Notes, we entered into separate note hedge and warrant transactions to reduce the potential economic dilution from the conversion of the 2018 Notes.
Our 2018 Notes have fixed annual interest rates at 0.50% and therefore, interest expense from the 2018 Notes is not subject to fluctuation based on changes in market interest rates. However, the fair value of the 2018 Notes will fluctuate based on changes in market interest rates. Generally, the fair market value of our fixed interest rate 2018 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our 2018 Notes is affected by our common stock price. The carrying value of our 2018 Notes was $376.8 million as of June 30, 2013. This represents the liability component of the $488.8 million principal balance as of June 30, 2013. For further information, see Note 12 of the Notes to Consolidated Financial Statements.
There has been no other material change in our market risk during the three months ended June 30, 2013. For additional information, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in Part II of our Annual Report on Form 10-K for the year ended September 30, 2012, filed with the SEC on November 15, 2012.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We generated 91% of our total revenues for the three months ended June 30, 2013 from our travel procurement, expense management, and integrated travel procurement and expense management solutions. We expect these solutions to continue to constitute a large percentage of our total revenues even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.
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
Our ability to operate on a global basis is an increasingly important part of our business. Customers located outside the United States represented 15% of our total revenues for the three months ended June 30, 2013, and an additional portion of our revenue represents revenue from U.S. customers utilizing our services outside of the United States. We expect international revenues as a percentage of our total revenues to increase. To support our global business opportunities, we have operations and facilities in many countries and we expect our international operations to continue to grow and expand.
Our international operations are subject to many risks, including:

•	costs to customize and localize our products for foreign markets;

•	foreign currency exchange rate risk;

•	compliance with multiple, conflicting and evolving governmental laws and regulations;

•	different pricing environments;

•	longer sales cycles;

•	greater difficulty in collecting accounts receivable;

•	import and export restrictions and tariffs;

•	adverse tax consequences;

•	restrictions on the transfer of funds;

•	potentially weaker protection for our intellectual property in foreign jurisdictions than in the United States, and practical difficulties enforcing our rights abroad;

•	regional data privacy laws that apply to the transmission of customer data across international borders;

•	laws and business practices favoring local competitors;

•	difficulties in attracting and retaining distribution partners that will be able to market our products effectively;

•	differing employment practices and labor issues;

•	difficulties in staffing and managing foreign operations;

•
local business and cultural factors that differ from standards and practices in the United States and may make it difficult for us to compete, including business practices that are prohibited by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

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
We sell our products and services pursuant to subscription contracts of varying initial terms, ranging from contracts that may be terminated by the customer at any time to contracts that have multi-year initial terms. Our customers have no obligation to renew their subscription contracts after their initial term expires, and they may not renew their subscription contracts at the same or higher levels. In addition, some of our subscription contracts contain cancellation provisions and, if cancelled, could result in us recognizing substantially less revenue than the aggregate value of those contracts over their terms. Further, if our customers cannot make payments, they may be forced to cancel existing subscriptions for our products and services.

As a result, our ability to grow is dependent in part on customers renewing their subscription contracts. We may not accurately predict future trends in customer renewals and expansions and our customer renewal or expansion rates may decline or fluctuate because of a variety of factors, including their dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers' spending levels. If our customers do not renew their subscription contracts, renew on less favorable terms, or if customers terminate subscription contracts before the end of their respective terms, our revenue may grow more slowly than expected or decline, which could adversely affect our operating results.
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
Network and data security is particularly important for cloud computing businesses, such as ours, that use Internet-based computing, storage, and connectivity technology to deliver their software products and services. Customers using our products and services rely on the security of our computer networks and infrastructure to achieve reliable service and the protection of their data. As part of our subscription services, we receive credit card, travel booking, employee, purchasing, supplier and other data. There can be no assurance that this information will not be subject to computer break-ins, theft and other improper activity that could jeopardize the security of information handled by our products and services or cause interruptions in our operations. Any such breach in security could expose us to litigation, loss of customers, damage to our reputation, or otherwise harm our business.
We devote significant resources, and incur significant costs, to protect against security threats. Despite these efforts, actual or perceived security vulnerabilities could cause us to incur significant additional costs to alleviate problems caused by any such actual or perceived vulnerability. These costs could reduce our operating margins and expose us to litigation, loss of customers, damage to our reputation, or otherwise harm our business.
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
Many of our travel and expense solutions collect, store and report information regarding travel procurement and employee spending. Personal privacy has become a significant issue in the United States and many other countries where we operate. Many federal, state and foreign government bodies and agencies have imposed or are considering imposing restrictions and requirements regarding the collection, use and disclosure of personal information obtained from consumers and individuals. Changes to laws or regulations affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information. If we were required to change our business activities or revise or eliminate services, our business could be harmed. Privacy concerns, whether valid or not, may inhibit market adoption of our service in certain industries and foreign countries. In addition, we may be subject to fines, penalties and potential litigation if we fail to comply with such regulatory restrictions and requirements.
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
We deliver cloud computing services. Errors or defects in the software applications underlying our services, or a failure of our hosting infrastructure, may make our services unavailable to our customers. Because our customers use our services to manage important aspects of their business, any errors, defects, disruptions in service or other performance problems with our services could adversely impact our customers' businesses. If we have any errors, defects, disruptions in service or other performance problems with our services, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or costly litigation.
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
As part of our overall business strategy, we have recently acquired and we expect from time to time in the future to acquire complementary businesses, products and technologies. These transactions could be material to our financial condition and results of operations. We continue to evaluate and expect to enter into acquisitions and a wide array of strategic transactions in the future.
We may not realize the anticipated benefits of our acquisitions to the extent that we anticipate, or at all, because acquisitions involve many risks, including:

•	difficulties integrating the operations, personnel, technologies, products or infrastructure of acquired businesses with ours;

•	diversion of management attention or other resources from regular business operations and strategic priorities;

•	unexpected difficulties that may be encountered when we enter new markets in which we have little or no experience, or where competitors have stronger market positions;

•	potential loss of key employees;

•	inability to maintain relationships with customers and partners of the acquired business;

•	expenses related to incorporating acquired technology and rights into our products and services;

•	potential liabilities associated with an acquired business;

•	expenses related to integrating acquired technology with our existing technology;

•	the impact on our results of operations due to depreciation and amortization related to acquired intangible assets, fixed assets and deferred compensation;

•	the tax effects of acquisitions;

•	potential litigation, such as claims by third parties related to intellectual property of the businesses we acquire;

•	potential write-offs of our investments in acquired assets;

•	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and

•	challenges caused by distance, language and cultural differences.
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
As a public company, we incur significant legal, accounting and other expenses, and these compliance expenses are expected to increase over time. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules implemented or to be implemented by the SEC and The NASDAQ Stock Market include new disclosure and corporate governance requirements on public companies. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. If we do not adequately comply with applicable laws and regulations applicable to public companies, we could be subject to liability, increased compliance costs, regulatory inquiries or litigation.
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
Our financial performance and revenue growth depend upon the successful development, introduction and customer acceptance of new and enhanced versions of our software solutions and on our ability to integrate products and services that we acquire into our existing and future solutions. We have experienced, and may in the future experience, delays in the planned release dates of enhancements to our solutions and we have discovered, and may in the future discover, errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products and services, or customer claims, including, among other things, warranty claims against us, any of which could cause us to lose existing customers or affect our ability to attract new customers. If we do not deliver new product versions, upgrades or other enhancements to existing products and services on a timely and cost-effective basis, we may lose existing customers or may not be able to attract new customers. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to develop new solutions successfully, or to introduce and gain market acceptance of new solutions in a timely manner.
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
We license or purchase software and services provided by third parties to be included in some of our services and software offerings. Such third-party software and services may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain our rights to use any of these software or services could result in delays in the sale of our services or software offerings until equivalent technology is either developed by us, or, if available, is identified, licensed and integrated, which could harm our business.
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
We have indebtedness in the form of Convertible senior notes.
In April 2010, we completed an offering of $287.5 million aggregate principal amount of our 2.50% convertible senior notes due in 2015 (the “2015 Notes”). During the quarter ended June 30, 2013, we issued additional $488.8 million principal amount of our 0.50% convertible senior notes due June 15, 2018 (the “2018 Notes”). All amounts from the issuance of the 2018 Notes were settled during the quarter ended June 30, 2013.
As a result of these notes offering, we incurred approximately $287.5 million principal amount of indebtedness the principal amount of which we may be required to pay at maturity in 2015 and $488.8 million principal amount of indebtedness the principal amount of which we may be required to pay at maturity in 2018, or, in each of the foregoing, upon the occurrence of a fundamental change (as defined in the applicable indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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
•limit our flexibility in planning for and reacting to changes in our business.
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

•
the volume of trading in our common stock, including sales upon exercise of outstanding options or vesting of equity awards or sales and purchases of any common stock issued upon conversion of the 2015 Notes or the 2018 Notes or in connection with the convertible note hedges and warrant transactions relating to such notes

Securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.
Provisions in our charter documents, Delaware law, and our 2015 Notes and 2018 Notes could discourage, delay or prevent a change in control of Concur.
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

In addition, the fundamental changes provisions of our 2015 Notes and 2018 Notes may delay or prevent a change in control of Concur, because those provisions allow note holders to require us to repurchase such notes upon the occurrence of a fundamental change (as defined in the respective indentures for the 2015 Notes and 2018 Notes)
These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could depress the market price of our common stock and the value of the notes.
Conversion of our 2015 Notes or our 2018 Notes may affect the price of our common stock and the value of the notes.
The conversion of some or all of our 2015 Notes or our 2018 Notes will dilute the ownership interest of existing stockholders to the extent we deliver shares of common stock upon conversion. Holders of the outstanding 2015 Notes and the

2018 Notes will be able to convert them only upon the satisfaction of certain conditions prior to January 15, 2015 and March 15, 2018, respectively, and on or after January 15, 2015 or March 15, 2018, respectively, or until the close of business on the second scheduled trading day immediately preceding the respective maturity date of such notes irrespective of such conditions. In the case of the 2015 Notes and the 2018 Notes, we will, upon conversion, pay cash up to the aggregate principal amount of notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of such aggregate principal amount. Any sales in the public market of shares of common stock issued upon conversion of such notes could adversely affect trading prices of our common stock and the value of the notes.
The note hedges and warrants may adversely affect the value of our common stock.
In connection with our offering of the 2015 Notes, we entered into note hedges covering approximately 5.5 million shares of our common stock (“2015 Note Hedges”) and sold warrants to acquire up to approximately 5.5 million shares of our common stock at an initial strike price of $73.29 (“2015 Warrants”). In connection with our offering of the 2018 Notes, we entered into note hedges covering approximately 4.7 million shares of our common stock (“2018 Note Hedges” and together with the 2015 Note Hedges, “Note Hedges”) and sold warrants to acquire up to approximately 4.7 million shares of our common stock at an initial strike price of $138.48 (“2018 Warrants” and together with the 2015 Warrants, “Warrants”). These Note Hedges are intended to reduce the potential economic dilution to our common stock upon conversion of the 2015 Notes and the 2018 Notes. However, the Warrants could have a dilutive effect if the market price per share of our common stock exceeds the strike price of the Warrants. The counterparties to the Note Hedges and Warrants are likely to enter into or unwind various derivatives with respect to our common stock or purchase or sell shares of our common stock or other securities linked to or referencing our common stock in secondary market transactions prior to the respective maturity of the 2015 Notes and the 2018 Notes. These activities could adversely affect the value of our common stock.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 12.0 million shares of our common stock through January 2015. We may repurchase our common stock from time to time in the open market based on market conditions.
The following table presents information relating to repurchases of our common stock during the three months ended June 30, 2013 (in thousands, except for average price paid per share):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Amount Paid
April 1, 2013 - April 30, 2013	—	$—	$—
May 1, 2013 - May 31, 2013	5.6	80.66	450
June 1, 2013 - June 30, 2013	—	—	—
As of June 30, 2013, we remain authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.

ITEM 6.     EXHIBITS
(a) The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

4.1	Indenture, dated as of June 4, 2013, between Concur Technologies, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	000-25137	6/4/2013	4.1

10.1	Form of Base Convertible Note Hedge Transaction Confirmation.	8-K	000-25137	6/4/2013	99.1

10.2	Form of Base Warrant Transaction Confirmation.	8-K	000-25137	6/4/2013	99.2

10.3	Form of Additional Convertible Note Hedge Transaction Confirmation.	8-K	000-25137	6/4/2013	99.3

10.4	Form of Additional Warrant Transaction Confirmation.	8-K	000-25137	6/4/2013	99.4

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 6, 2013

CONCUR TECHNOLOGIES, INC.
By	/s/ Francis J. Pelzer V
Francis J. Pelzer V
Chief Financial Officer Principal financial officer and duly authorized signatory

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

4.1	Indenture, dated as of June 4, 2013, between Concur Technologies, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	000-25137	6/4/2013	4.1

10.1	Form of Base Convertible Note Hedge Transaction Confirmation.	8-K	000-25137	6/4/2013	99.1

10.2	Form of Base Warrant Transaction Confirmation.	8-K	000-25137	6/4/2013	99.2

10.3	Form of Additional Convertible Note Hedge Transaction Confirmation.	8-K	000-25137	6/4/2013	99.3

10.4	Form of Additional Warrant Transaction Confirmation.	8-K	000-25137	6/4/2013	99.4

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.