Form 10-K
period 2013-09-30
CONCUR TECHNOLOGIES INC
filed 2013-11-13
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑ Yes    ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ [Do not check if a smaller reporting company]	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑ No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 28, 2013, as reported by The NASDAQ Global Select Market on that date: $3,831,904,988
Number of shares of the registrant’s common stock outstanding as of November 8, 2013: 56,053,375
__________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders, which is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended September 30, 2013, are incorporated by reference into Part III of this report.

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
Overview
Concur Technologies, Inc. is a leading provider of integrated travel and expense management solutions for companies of all industries, sizes, and geographies. Our core mission is to reduce costs for our customers and enhance the user experience for their business travelers by leveraging our continuous innovation. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity by streamlining the expense management, travel procurement, itinerary management, and invoice management processes. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help our customers effectively negotiate with vendors, create budgets, and manage compliance. By providing easy-to-use mobile solutions, we help make business travel easier and more productive for our customers’ employees. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large. We refer to Concur Technologies, Inc. as “Concur,” the “Company,” “us,” “we,” and “our” in this report.
We market our solutions primarily through our direct sales efforts and indirectly through partners, sell them primarily on a subscription basis, and deliver them through the Internet, or “cloud,” to our customers. As of September 30, 2013, we had over 20,000 customers in over 150 countries.
We were incorporated in the state of Washington in 1993 and commenced operations during 1994. We reincorporated in the state of Delaware and completed our initial public offering of common stock in 1998. Our executive offices are located at 601 108th Avenue NE, Bellevue, WA 98004, our principal website is www.concur.com, and our telephone number is (425) 702-8808.
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
Integrated Travel and Expense Management
Historically, companies have addressed each portion of the travel and expense management process as discrete business functions. Employees generally book travel through one process, submit expenses through a different process, rely on third-party applications to manage travel itineraries, and receive reimbursement of expenses through yet another process. We believe that by providing one integrated end-to-end travel and expense management solution, companies can realize significant cost, time, and efficiency savings compared to the traditional approach of addressing each business function separately.
A fully-integrated travel procurement and expense management solution that efficiently interfaces with the systems of vendors and suppliers can result in significant customer benefits. According to a 2012 commissioned study conducted by Forrester Consulting on behalf of Concur, a fully-integrated travel and expense management solution can deliver a return on investment of up to 325% over a three-year period. Other benefits may include:

•	lower corporate travel and entertainment costs;

•	lower costs to procure travel and process expenses;

•	shorter reimbursement and vendor payment cycles;

•	increased centralized control of corporate spending, insight and analysis;

•	improved compliance with corporate policy and external regulations, such as the Sarbanes-Oxley Act;

•	enhanced visibility and actionable data that helps drive policies and buying behavior, enforce expense policies, and decrease fraud;

•	time savings and increased overall productivity.
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
Itinerary Management
Itinerary management can be time consuming and inefficient for business travelers who book travel without the assistance of a corporate travel agency. When travelers book each aspect of a trip through different sources (such as a flight booked through one online travel site or directly through the airline, a hotel booked through another online travel site, and a car rental booked directly through a rental car company), travelers may have to manage multiple confirmations, and companies have little visibility into employee travel procurement. We believe that technology can increase efficiency for both the business traveler and the company, and provide greater visibility into the travel procurement process and associated costs. In January 2011, we acquired TripIt, a market leader in mobile trip management. TripIt offers a mobile travel service that allows travelers to organize and share travel plans. We believe that the integration of itinerary management with our travel and expense management offerings can help solve challenges along the entire travel and expense management process — from booking travel, through in-trip activities and sharing trip information, to post-trip expense management and reconciliation.
Expense Reporting
Travel and expense spending can account for over 7% of a company’s total operating expenses and is generally the second largest area of controllable spend after payroll. According to a 2013 report published by the Aberdeen Group, investing in an end-to-end solution will decrease processing cost 37% and improve compliance 44%. We believe that many businesses in the United States and elsewhere in the world still employ manual, paper-based expense management processes that are time-consuming, inefficient, costly, and prone to error. This represents a substantial market opportunity for solutions, such as ours, that automate corporate expense reporting processes.
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
Mid-Office Solutions
Travel Management Companies (TMCs) are a critical element of the travel process. Manual and disparate processes require TMCs to spend a significant amount of time processing travel rather than focusing on the customer. In July 2013, we acquired two leaders in TMC technology, TRX and GDSx. The integration of the acquired solutions for mid-office into our travel and expense solutions will enable TMCs to enhance existing services and drive innovation in a way that benefits the entire travel ecosystem. These solutions will lead to a higher level of service for TMC customers, while giving corporate travel managers the tools they need to gain increased control and visibility over their managed travel programs. We believe this represents a substantial market opportunity for solutions that enable mid-office automation, pre-trip authorization, trip disruption solutions, and a centralized trip repository, which help to reduce costs, increase revenue, simplify chaos, and empower innovation.
Data Intelligence
Travel management can be time consuming, costly, and inefficient for businesses. Travel data is held in many disparate systems and is difficult to collect and analyze in a meaningful way. Consolidating travel data from these various sources enables businesses to analyze and evaluate true total travel program spend, allowing more negotiation leverage with suppliers, increased program compliance, and the ability to monitor traveler behavior and measure sustainability. In July 2013, we acquired TRX, a market leader in travel data analytics. TRX offers a data intelligence solution that allows businesses to consolidate, enhance, and report on travel data from a wide variety of sources. We believe that the integration of the data intelligence solution with our travel and expense management offerings can help provide control and visibility over managed travel programs while also providing powerful data and analytics capability to give customers a more accurate view of their total travel program - including transactions that happen outside of a managed travel program.
Additional Benefits to Customers
We believe that as companies benefit from the automation and integration of travel and expense management processes, they will continue to seek solutions that improve, control, and reduce the cost of managing employee travel and related expenses. In addition to direct cost savings, we believe that companies will seek to leverage data generated by the automated travel and expense reporting process to monitor and analyze contract compliance and to negotiate more favorable terms with vendors. This also enables end users to benefit from the technology updates within a broad ecosystem of travel and related expenses.
In addition, we believe that our service platform is uniquely positioned to provide value to all members of the corporate travel supply chain. Through our technology and cloud services, we believe that our customers, partners, suppliers, and third-party application developers will find value in leveraging our platform to address business problems, deliver services, and reach new customers.
Cloud Computing
We deliver cloud computing software solutions. Cloud computing (also known as software-as-a-service, or SaaS) refers to the use of Internet-based computing, storage, and connectivity technology to deliver software applications from a centrally-hosted computing facility to end users through a mobile app or web browser and the Internet. This model eliminates costs associated with installing and maintaining applications within the customer’s information technology infrastructure. As a result, cloud computing software solutions require substantially less initial and ongoing investment in software, hardware and implementation services, and lower ongoing support and maintenance. These benefits are valuable to both large enterprises that seek to shift fixed information technology costs to a variable, utility model and to small businesses that cannot afford the costs and risks of large upfront software application investments. We believe that providers of cloud computing software solutions also benefit significantly from this model. Because these providers typically deliver the same version of their software to all of their customers, they can focus their resources on delivering new innovations, as opposed to maintenance of older versions. In addition, because they can deploy their software solutions to large and small markets with equal effectiveness, they are able to address a much larger market than vendors of on-premises software applications.
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
We currently offer a variety of solutions to streamline the travel procurement, itinerary management, expense management, and invoice management processes.
Integrated Travel Procurement and Expense Management
Our integrated travel and expense management solutions join our online travel procurement solutions with our automated expense management solutions to provide one unified end-to-end corporate travel procurement and expense management experience. Our seamless user experience is designed to encourage user adoption, enhance policy compliance, and deliver visibility into corporate travel spend. Because the entire process is tightly integrated, itinerary data captured at the time of booking can automatically be matched with credit card charges incurred by employees and electronic receipts captured directly from suppliers, resulting in trusted transactions that reduce or eliminate the need for additional audits or approvals and automatically populate our expense management solutions.
Travel Procurement
Our online travel procurement solutions automate corporate travel booking and processing. We offer highly-configurable online corporate travel procurement solutions that can be tailored to a company’s specific travel policies and preferred vendors. Our travel procurement solutions enable customers to search for travel reservation data from multiple sources, including direct connections to travel service providers, and Internet-only sources, and deliver strong online procurement, reporting, and agency support, making the travel procurement process quick, easy, and more affordable.
Employees using our travel procurement solutions are able to set their own travel preferences while organizations set policy through technology filters to retain control. Our travel procurement solutions work with a wide variety of travel management companies, corporate credit card providers, and global distribution systems. Robust business rules combined with automated pre-trip approval capabilities are designed to ensure consistent travel policy enforcement, which enables organizations to better control the corporate travel procurement process.
In addition to providing customers with a robust online booking tool, Concur provides customers with the option of enabling their employees to book directly with suppliers and enjoy the corporate negotiated rate, while still providing the corporate customer with visibility into those purchases. TripLink enables organizations to capture and report on the vast amount of travel spend currently occurring outside of any formal travel program or booking tool.
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
Expense Management
Our automated expense management solutions simplify the expense reporting process, while reducing costs and improving internal controls. We automate each step of expense reporting, from report preparation and approval to business policy compliance, reimbursement, and data analysis. Our expense management solutions provide the process and information that enables management to reduce manual processing, improve internal controls, increase business policy compliance, speed up reimbursement, and increase expense report accuracy. These solutions automatically import corporate or personal credit card charges to create expense reports. Employees save significant time by creating and submitting accurate, in-policy expense reports, while automation helps the entire organization be more efficient. Our expense management solutions help customers reconcile transaction data from three trusted sources — itinerary data captured at the time of booking, corporate card charges incurred during travel, and electronic receipts captured directly from the supplier — to create a “Smart Expense”TM that is used to automatically fill in the details of the expense report as travel occurs. By capturing relevant and accurate expense data, Concur’s expense management solutions enable organizations to more easily comply with government and industry reporting regulations (such as the Sarbanes-Oxley Act and the Sunshine Act) and taxes (such as value added tax and goods and services tax).

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
Business Intelligence. We offer business intelligence capabilities that enable customers to use captured data to analyze trends, influence budget decisions, improve forecasting, and monitor for fraudulent activity.
Invoice Management. Our invoice management solution is designed to automate, simplify, and reduce the costs associated with the process of entering, approving, and managing purchase requests and the payment of vendor invoices. It enables companies to streamline payment requests, facilitating flexible approval processes and automatic updating of accounts payable systems. The combination of increased productivity and availability of valuable data for improved cost management can generate significant cost savings for our customers.
The Concur T&E Cloud
The Concur T&E Cloud combines industry-leading travel and expense technology, data, and third-party innovation to deliver added value to our corporate customers by providing them with access to a convenient and growing collection of services that otherwise may not be available through traditional travel and expense programs. We provide access to the Concur T&E Cloud through our Concur Connect platform, which includes a growing set of public-facing application programming interfaces and other tools to enable participating customers, partners, suppliers, and third-party developers to enhance and extend the value of our services within the Concur T&E Cloud. This provides a variety of benefits to these participants, including:

•	Customers. Customers can link their internal systems with Concur solutions to augment their data and share relevant information throughout their organization;

•	Partners. Partners can enhance their offerings and add value to Concur’s solutions;

•	Suppliers. Suppliers can provide direct access to content, inventory, and programs that otherwise may not be available to corporate customers;

•	Third-party developers. Third-party developers can integrate their solutions with Concur solutions.
The Concur Connect platform connects suppliers from around the world to thousands of customers and end users representing over $50 billion of travel and expense related spend. It also enables application developers, including both corporate IT departments that typically develop applications for a company’s internal-use and third-party developers (businesses that create applications for other companies), to access new capabilities and realize the flexibility of using multiple programming languages to provide developers openness and choice. Partners and third-party developers can use the platform to leverage the benefits of a multi-tenant platform for creating applications for one or more of our customers. This enables our partners, such as travel management companies or travel suppliers, to send trip itinerary and booking information to our solutions, allowing end users to view it in the Concur mobile application using our itinerary web services.
Client Services
Our client services organization offers a wide variety of professional services in connection with our integrated travel and expense management solutions.
Professional Services
We provide industry-specific best practices and direct experience in travel and expense management. Our professional services staff meets with customers prior to deployment to review existing business processes and information technology infrastructure and provide advice on ways to improve these processes. The professional services staff also configures and tests our applications, integrates them with customers’ existing systems, and assists with enterprise-wide deployment strategies. After deployment, our professional services staff continue to work with customers to identify additional opportunities to further improve their return on investment and to provide a variety of other supporting services such as site administration, audit and compliance services, and advanced analytics. In 2013, we significantly expanded our global professional services team to support sales growth.

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
Expanding our customer base. We believe the market for our corporate travel and expense management services is large and under-penetrated. We plan to continue to increase our investments in distribution, market development, and innovation in order to continue to expand our base of customers in the markets that we currently serve and the range of services we can deliver to those customers.
Expanding our global presence. We aim to become the market-leading provider of travel and expense management services in all major economies. We plan to continue to increase our investments to support our growing customer base globally. For example, in 2012, we established a center of excellence in Manila to support our growth in the Asia Pacific region and around the globe.
Growing the small and medium business market. We plan to continue to invest in solutions that are designed for small and medium-sized businesses on a global basis. We believe that this market has significant potential in generating incremental long-term revenue and earnings growth.
Delivering value during the business trip. We are focused on bringing value to business travelers while they are on their business trips — from trip planning and booking, through in-trip activities and sharing trip information, to post-trip expense reconciliation and reimbursement. This enables us to meet the needs of individual business travelers within the context of corporate policies while fundamentally enabling the direct relationship between travel suppliers and end customers.
Leveraging the Concur Connect platform. The Concur Connect platform is a set of open, cloud-based application programming interfaces and tools that allow participating customers, partners, travel suppliers, and third-party developers to connect to and extend the value of the Concur T&E Cloud. We now offer a whole set of applications and services that individual employees can rely upon every day, including applications designed for small and medium businesses, vertical applications of our travel and expense services, innovative new mobile applications to location-based services, and specialized travel content and services. All of these applications and services are integrated into the Concur experience and are available through both traditional desktop and mobile interfaces.
The Concur Connect platform can also provide our customers with a single-stop access to a broad and expanding selection of travel content by enabling our direct connections to many major hoteliers, transportation providers, dining, and other travel-related services.
The Concur Connect platform creates new sources of value for our ecosystem of partners, and, as a result, we believe it can create new revenue streams for Concur beyond our traditional subscription revenue model.
Partners
We work closely with strategic third parties, including travel management vendors, corporate charge card providers, payroll processors, consulting firms, travel suppliers and others, to accelerate the adoption of our solutions among a larger customer base. We focus on enabling our partners to realize new economic opportunities through the integration and distribution of our solutions. We intend to expand our network of distribution partners and increase the value that our solutions provide throughout the corporate travel, expense, and vendor payment processes.
Customers
As of the fiscal year ended September 30, 2013, more than 20,000 companies in over 150 countries use our services. We serve companies of all sizes. No single customer accounted for more than 10% of our total revenues in fiscal 2013, 2012, or 2011.
Sales and Marketing
We market and sell our solutions worldwide through both direct sales organization and indirect distribution channels such as our strategic reseller and referral partners and through our website.

Direct Sales
We sell subscriptions to our services primarily through our direct sales force comprised of inside sales, which consists of personnel that sell to customers primarily by phone, and field sales personnel that are primarily based in geographic territories comprising customers and prospects. We further organize our sales force into teams by specific customer segments, based on the size of our prospective customers, such as small, mid-sized, and large customers to provide a higher level of service and understanding of the needs of our customers.
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
Marketing
Our marketing programs are designed to increase awareness of our solutions within our target markets and to extend the competitive advantage of our integrated travel and expense management services. We engage in a variety of marketing activities to target our prospective and current customers. Our primary marketing activities include among other things:

•	e-mail and direct mail campaigns;

•	co-marketing strategies designed to leverage existing strategic relationships;

•	search engine marketing and advertising to drive traffic to our website;

•	seminars and “webinars;”

•	public relations campaigns, speaking engagements, and forums and industry analyst visibility initiatives;

•	sponsorship of conferences and promotion of our products at trade shows targeted to accounting, finance, information technology, travel executives, and small and mid-size businesses; and

•	social networking solutions.
We actively communicate with our existing customers to enhance customer satisfaction, gain input for future product strategy, and promote the adoption of additional services and software. In addition to our standard newsletter communication and conference calls, we also sponsor regional user groups, an advisory board, and an international user conference.
Product Development
Our systems development and programming organization is responsible for developing new solutions and services as well as enhancing our existing solutions and services. We believe that a technically skilled and productive software engineering organization will continue to be important for the success of our new solutions and service offerings.
We have a well-defined software development methodology that we believe allows us to deliver products that satisfy business needs and meet commercial quality expectations. Our systems development and programming group teams up with our product strategy department to assess market needs and requirements. We also use independent development firms or contractors, as needed, to expand the capacity and technical expertise of our internal research and development team. From time to time, we license third-party technology that is incorporated into our solutions. Systems development and programming expenses were $57.3 million, $43.8 million, and $34.8 million during the years ended September 30, 2013, 2012, and 2011, respectively.
Intellectual Property Rights
Our success depends, in part, upon our proprietary technology, processes, trade secrets and other proprietary information, and our ability to protect this information from unauthorized disclosure and use.
We rely on a combination of copyright, trade secret, trademark and patent laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. For example, to protect our proprietary information, we enter into services agreements with our customers and nondisclosure agreements with certain of our employees, consultants, corporate partners, customers and prospective customers, which include restrictions on the disclosure, use, and transfer of our proprietary information. We also employ various physical security measures to protect our software source codes, technology, and other proprietary information. We have issued patents and a number of patent applications are pending in various countries.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. Policing unauthorized use of our cloud-based products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Although we are unable to determine the extent to which piracy of our products exists, we believe that software piracy is a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the extent of the laws of the United States, and we expect that it will become more difficult to monitor the use of our products as we increase our global presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or other intellectual property rights. Any such claims could have a material adverse effect on our business, results of operations, and financial condition.
We own trademarks and registered trademarks for our various products and services and attempt to ensure we protect all necessary intellectual property rights. Concur, the Concur logo, Concur Connect platform, Concur T&E Cloud, Smart Expense, TripIt, GlobalExpense, TRX, TravelTrax, and CORREX, as well as a number of other names and brands not referenced in this report, are trademarks or registered trademarks of Concur or its affiliates. Other names or brands appearing in this report may be claimed as the property of others. Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property. The duration of our trademark registration varies from country to country, and in the United States we generally are able to maintain our trademark rights and renew any trademark registrations for so long as the trademarks are in use.
We have been issued patents and have a number of patent applications pending in various countries. The duration of our patents is determined by the laws of the country of issuance, and in the United States our patents are typically valid for 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent, which we believe is adequate relative to the expected lives of our solutions. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed the intellectual property rights of others. The cost to defend or settle these claims could be material to our business. The outcome of any litigation is inherently uncertain. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plans, and could require us to change our technology, change our business practices, and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all. In addition, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our solutions to others, or could otherwise adversely affect our business.
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
We believe our customers consider the following factors when evaluating us against our competition:

•	investment in innovation;

•	speed and ease of implementation;

•	product functionality;

•	greater financial, technical, marketing, and other resources;

•	quick response time to new or emerging technologies and changes to customer requirements;

•	ease of use and rates of user adoption;

•	global presence;

•	performance, security, scalability, flexibility, and reliability of the service;

•	ease of integration with existing applications;

•	quality of customer support;

•	availability and quality of implementation, consulting, and training services; and

•	name recognition and brand awareness.

While we believe that we measure favorably regarding the above factors, some of our competitors may offer services similar to ours at a greatly reduced price in order to achieve greater sales of other services. A number of our competitors also have longer operating histories; more financial, technical, marketing, and other resources; greater name recognition; and more customers for their products and services than we do. Certain of our competitors have well-established relationships with our current and potential customers, as well as with other vendors and service providers with whom we have business relationships. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products, or better withstand economic downturns. In addition, we anticipate the entrance of new competitors in the future. This competitive landscape may make it difficult for us to achieve our objective of increasing the number of our customers and expanding our role in the travel supply chain.
Employees
As of September 30, 2013, we had approximately 3,800 full-time employees. We consider our relations with our employees to be good.
Available Information
Our Internet website address is www.concur.com. We provide free access to various reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. The reports that we file with the SEC can be accessed through the investor relations section of our website, or through www.sec.gov. Our website also makes available printable versions of our Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, and Code of Business Conduct and Ethics. Information on our website does not constitute part of this report or of any other report we file or furnish with the SEC. Stockholders may request copies of these documents from:
Concur Technologies, Inc.
601 108th Avenue NE
Bellevue, WA 98004
Attention: Investor Relations

ITEM 1A.	RISK FACTORS
We operate in a dynamic and rapidly changing business environment that involves many risks and substantial uncertainty. The following discussion addresses risks and uncertainties that could contribute to causing actual results to differ from expectations in material ways. In evaluating our business, investors should pay particular attention to risks and uncertainties described below and in other sections of this report, and in our subsequent filings with the SEC. In addition, other events that we do not currently anticipate or that we currently deem immaterial may adversely affect our results of operations, cash flows, and financial condition.
We depend on sales of a relatively small number of our solutions for a substantial majority of our revenues, and decreased demand for any of those solutions could substantially harm our revenues.
We generated 88% of our total revenues for the fiscal year ended September 30, 2013 from our travel procurement, expense management, and integrated travel and expense management solutions. We expect these solutions to continue to constitute a large percentage of our total revenues even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models, or product features, our revenues could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenues from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully; or that any initial interest in such solutions will result in significant revenue or long term success for us.
If the market for integrated travel and expense management solutions develops more slowly than we expect it to, our future revenue and profitability will be harmed.
The market for integrated travel and expense management solutions continues to evolve, and it is not certain whether our solutions will continue to be in high demand in the evolving market. Our future revenues and profits depend on increasing customer subscriptions for integrated travel and expense management solutions, yet the market for these solutions may not grow or may shrink. Our future revenue growth and financial performance depend on the willingness of enterprise and government agency customers to use integrated travel and expense management services. Many enterprises and government agencies have internal resources and processes to manage corporate travel and expenses, so they may not perceive the benefit of our external solutions. Privacy concerns and transition costs are also factors that may affect a potential customer’s decision to subscribe to an external solution. If customers do not value the benefit of integrated travel and expense services, the market for these services will not develop at the rate that we anticipate.
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
Our revenues and operating results may fluctuate significantly from quarter to quarter, and if they fall below the expectations of investors or public market analysts, the price of our common stock could substantially decline. Factors that might cause quarterly fluctuations in our operating results include:

•	general domestic and international political, economic, and market conditions;

•	new customer adoption, and existing customer renewal, of our solutions;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of large contracts or contract terminations;

•	changes in the mix of our offerings and sales channels through which they are sold;

•	costs of developing new solutions and enhancements;

•	our ability to adequately provide software solutions on-demand;

•	network outages or security breaches caused by natural disasters, acts of war or terrorism, or otherwise;

•	adverse tax consequences; and

•	foreign currency fluctuations.

Our global operations subject us to risks that may adversely affect our business, financial condition, and operating results.
Our ability to operate on a global basis is an increasingly important part of our business. Customers located outside the United States represented 15% of our total revenues in 2013, and a further portion of our revenues is associated with employees of U.S. customers using our services outside of the United States. We have operations and facilities in many countries and we expect our international operations to continue to expand.
Our international operations are subject to many risks, including:

•	costs to customize and localize our solutions for foreign markets;

•	foreign currency exchange rate risk;

•
compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, labor, tax, privacy and data protection laws and regulations;

•	different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;

•	import and export restrictions and tariffs;

•	adverse tax consequences;

•	restrictions on the transfer of funds;

•	weaker protection for our intellectual property in foreign jurisdictions than in the United States, and practical difficulties enforcing our rights abroad;

•	regional data privacy laws that apply to the transmission of customer data across international borders;

•	laws and business practices favoring local competitors;

•	difficulties in attracting and retaining distribution partners that will be able to market our solutions effectively;

•	difficulties in staffing and managing foreign operations;

•
local business and cultural factors that differ from U.S. standards and practices and may make it more difficult for us to compete, including business practices that are prohibited by the U.S. Foreign Corrupt Practices Act and other anti-corruption laws and regulations; and

•	the potential for political unrest, terrorism, hostilities, or war.
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

Privacy concerns could result in regulatory changes and impose additional costs and liabilities on us, limit our use of information, and adversely affect our business.
Many of our travel and expense management solutions collect, store, and report information about travel procurement and spending by employees of our customers. Personal privacy has become a significant issue in the United States, Europe, and many other countries where we operate. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information obtained from individuals. Changes to laws or regulations affecting privacy could impose additional costs and liability on us and could limit our use of such information to add value for customers. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. Privacy concerns, whether valid or not, may also inhibit market adoption of our solutions in some industries and foreign countries, harming our growth. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy regulations.
The costs of compliance with privacy-related laws and regulations that apply to our customers’ businesses may limit the adoption and use of our solutions and reduce overall demand for them. All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to collect, store, and report information regarding travel procurement and employee spending, which could reduce demand for our solutions. The European Union and many countries in Europe have stringent privacy laws and regulations, which may impact our ability to profitably operate in certain European countries. Regulatory burdens of this sort increase our costs and harm our financial results.

Third-party attempts to breach our network or data security, or the existence of any other security vulnerabilities, could damage our reputation and adversely affect our business, financial condition, and operating results.
Our solutions involve storage and transmission of credit card, travel booking, employee, purchasing, supplier, and other data. Unauthorized access or security breaches could result in the loss of information, litigation, indemnity obligations, and other liabilities. While we devote significant resources to protect against security threats and to protect customer information and prevent data loss, if these measures are breached as a result of third-party action, error or otherwise, and someone obtains unauthorized access to our customers’ data, we may incur significant additional costs to remedy the breach, which will reduce our operating margins and expose us to litigation, loss of customers, damage to our reputation, or otherwise harm our business. Even if customers or users perceive there to be security issues associated with our solutions, our revenues or operating results could be harmed. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. These issues could negatively affect our ability to attract new customers, cause existing customers to terminate or not renew subscriptions, damage our reputation, cause us to issue customer credits or refunds, or result in lawsuits, regulatory fines or other action or liabilities, any of which could adversely affect our operating results.

Our sales cycle can be unpredictable, time consuming, and expensive, which may cause our operating results to vary significantly.
Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale to that customer, is often lengthy and unpredictable, particularly for sales to enterprise and government agency customers. Our potential customers typically commit significant resources to an evaluation of available alternatives and require us to expend substantial time, effort, and money educating them about the value of our offerings. As a result, we have limited ability to forecast the timing and size of specific sales. In addition, customers may delay their purchases from one quarter to another as they wait for new product enhancements. Customers may delay their purchases for even longer periods due to their inability to assess and forecast future business activity, impaired purchasing ability, or other economic factors. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.
Our business depends on customers renewing their subscriptions for our solutions, and any decline in our customer renewals may harm our future operating results.
We sell our solutions pursuant to subscription contracts of varying initial terms, ranging from contracts that may be terminated by the customer at any time to contracts with multi-year terms. Our customers have no obligation to renew their subscription contracts after their initial term expires, and they may renew their subscription contracts with shorter terms. In addition, some of our customer contracts contain cancellation provisions and, if canceled, could result in us recognizing substantially less revenue than the aggregate value of those contracts over their terms. Further, if our customers cannot make payments, they may be forced to cancel existing subscriptions for our solutions. We also seek to sell additional solutions to our existing customers.
As a result, our ability to grow depends upon customers renewing their subscription contracts for our solutions and our ability to sell them additional solutions to our current customers. Our customer renewal rates may decline for many reasons, including customer dissatisfaction with our solutions, pricing by us or our competitors, or reductions in our customers’ spending levels. If our customers do not renew their subscription contracts, renew on less favorable terms, or terminate subscriptions early, or if our efforts to sell additional solutions to existing customers are not successful, our revenue may decline and our operating results could be harmed.

If we do not successfully develop new solutions or enhancements to existing solutions, or successfully integrate acquired products and services with our offerings, we may lose existing customers or fail to attract new customers and our revenue and financial performance may suffer.
Our revenue growth and financial performance depend upon the successful development, introduction, and customer acceptance of new and enhanced versions of our solutions, and on our ability to integrate products and services that we acquire into our existing and future solutions. We have experienced, and may in the future experience, delays in the planned release dates of enhancements to our solutions and we have discovered, and may in the future discover, errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our solutions, or customer claims, including, among other things, warranty claims against us, any of which could cause us to lose existing customers or affect our ability to attract new customers. If we do not deliver new versions of our solutions, upgrades or other enhancements to our existing solutions on a timely and cost-effective basis, we may lose existing customers or may not be able to attract new customers. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to develop new solutions successfully, or introduce and gain market acceptance of new solutions in a timely manner.

For our sales efforts targeted at large enterprise and government agency customers, our sales cycle may become more time consuming and expensive, and we may encounter pricing pressure and implementation challenges, which could harm our business and operating results.
As we target our sales efforts at large enterprise and government agency customers, we will face greater costs, longer sales cycles, and less predictability in completing some of our sales. In these sales, the customer’s decision to use our service may be an enterprise-wide or agency-wide decision and require us to provide more education about the use and benefits of our solutions, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. In addition, larger customers may demand more customization, integration services, and features. As a result, these opportunities may require us to devote greater sales support and professional services resources to targeted customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions. Professional services may also be performed by a third party or a combination of our own staff and a third party. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, could harm our professional reputation and the results of our business and operating results.
Interruption of our operations, infrastructure, or systems upon which we rely could prevent us from delivering our solutions to our customers, which could significantly harm our business.
Because our business is primarily conducted over the Internet, it depends on our ability to protect our computer equipment and the information stored in our computer equipment, offices, and hosting facilities against damage from earthquake, floods, fires, power loss, telecommunications failures, and other catastrophic events, and to interruption by man-made problems such as civil unrest, terrorism, unauthorized intrusion, and other events. There can be no assurance that our disaster preparedness will prevent significant interruption of our operations.
We engage third-party facility providers for our hosting facilities and related infrastructure that is essential for our subscription services. Our service to customers could be interrupted in the event of a natural disaster by a hosting provider decision to close a facility or terminate operations or by other unanticipated problems. Similarly, we use third-party telecommunications providers for Internet and other telecommunication services. We also rely heavily on our own and third-party financial, accounting, and other data processing systems, as well as various financial institutions to perform financial services in connection with our operations and our services offerings, such as providing depository services and executing Automated Clearing House and wire transfers as part of our expense reimbursement and payment services. Any of these third-party providers may fail to perform their obligations adequately, and any of these third-party systems may fail to operate properly or become disabled for varying periods of time, causing business interruption, system damage, or inability to process funds on behalf of our customers, which could reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions, cause other liability to customers, or cause regulatory intervention or damage to our reputation.
We may lose customers or become liable to customers if we have errors, defects or disruptions in our solutions, if we provide poor service, or if our customers have concerns over the scalability of our solutions.
We deliver cloud computing solutions. Errors or defects in the software applications underlying our solutions, a failure of our hosting infrastructure, or other failure in our operational efforts to scale our solutions, may make them unavailable to our customers. Because our customers use our solutions to manage important aspects of their business, any errors, defects, disruptions in service or other performance or scalability problems with our services could adversely impact our customers’ businesses. If we have any errors, defects, disruptions in service or other performance or scalability problems with our solutions, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or costly litigation.
We depend on our relationships with travel suppliers, so adverse changes in existing supplier relationships or our inability to develop new supplier relationships could adversely affect our business, financial condition, and operating results.
An important component of our business success is our ability to maintain and develop productive commercial relationships with a broad and growing spectrum of travel suppliers. As technology, services and content offerings continue to evolve, we must continue to identify and develop relationships with suppliers that are relevant to our business. Adverse changes in existing relationships, or our inability to develop new relationships, could reduce the amount, quality, and value of the solutions that we are able to offer, which could adversely affect our customers’ adoption of or renewal of our solutions. If we fail to obtain new customers or existing customers do not renew their subscriptions due to the number and kind of travel solutions we offer, our business, financial condition, and operating results could be adversely affected.
We depend on strategic relationships with reseller and referral partners, so if we do not maintain our existing strategic relationships or enter into new strategic relationships, our revenues could decline.
We depend on strategic reseller and referral relationships as a channel through which to offer our solutions to a larger customer base than we can reach through our current direct sales, telesales, and internal marketing efforts. Some of our strategic reseller and referral partners are in the early stages of operation and, accordingly, it is not certain whether they will expend the required effort and resources to market our solutions successfully or provide the volume and quality of orders and lead referrals that we expect. In addition, some of our partners have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our partners have multiple strategic relationships and they may not regard us as significant for their businesses. Our partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our solutions. Our partners also may impair our ability to enter into other desirable strategic relationships. Further, unfavorable global economic conditions may hurt our partners, making them less effective or causing them to modify or cancel their relationships with us.
If we are unable to maintain our existing strategic relationships or enter into new ones, we would have to devote substantially more resources to the distribution, sales, and marketing of our solutions, which would increase our costs and decrease our earnings.
We depend on our direct sales force to achieve planned revenue growth in the future, and if our sales force is not successful, our financial condition will be harmed.
We sell our solutions primarily through our direct sales force. Our ability to achieve planned revenue growth in the future will depend upon the success of our direct sales force and our ability to adapt our sales efforts to address the evolving markets for our solutions. If our direct sales force does not perform as expected, our business, financial condition, and operating results could be adversely affected.
We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or address competitive challenges adequately.
We have increased our annual revenue from $439.8 million for fiscal 2012 to $545.8 million for fiscal 2013. We have increased the number of our full-time employees from 2,400 as of September 30, 2012 to 3,800 as of September 30, 2013. Our expansion has placed, and future growth will continue to place, a significant strain on our managerial, administrative, operational, and financial infrastructure. We intend to expand our overall business, customer base, headcount, and operations worldwide. We anticipate that additional investments in our infrastructure, research and development, and real estate spending will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our solutions, and to scale our business.
Our success will depend in part upon our ability to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train, and manage new employees as needed. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.
We face significant competition from companies with longer operating histories and greater resources than we have, and our business, financial condition, and operating results will suffer if we fail to compete effectively.
Our principal direct competition comes from independent vendors of corporate travel and expense management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to our solutions along with their suites of other products and services. Some of our competitors may offer services similar to ours at a greatly reduced price to achieve greater sales of other services. Many of our competitors have longer operating histories; more financial, technical, marketing and other resources; greater name recognition; and more customers for their products and services than we do. Some of our competitors, particularly major financial institutions and enterprise resource planning software vendors, have well-established relationships with our current and potential customers, as well as with systems integrators and other vendors and service providers. Some of our competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products, or better withstand economic downturns. We also compete with the internal development efforts of potential customers and, at times, have to overcome their reluctance to move away from existing paper-based systems. In addition, we anticipate the entrance of new competitors in the future. This competitive landscape may make it difficult for us to achieve our objective of increasing the number of our customers and expanding our role in the travel supply chain. Increased competition may also result in price reductions, reduced gross margins and change in market share and could have a material adverse effect on our business, financial condition, and operating results.
Uncertain and unfavorable global economic conditions may adversely affect our business, financial condition, and operating results.
Our financial performance depends, in part, on the state of the global economy, which has deteriorated in the recent past, and which remains uncertain and may deteriorate in the future. For example, the U.S. Federal government shut down in October 2013, which caused uncertainty in the Federal government’s ability to meet its debt payments. While the debt ceiling was increased temporarily, a future U.S. government shutdown may occur and any resulting failure of the United States to meet its debt obligations or the perceived risk of such a failure consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. Declining levels of global economic activity typically lead to declines in corporate spending on travel, fewer travel and expense transactions, lower information technology spending, and deceased revenue for us. The core factors that affect customer usage and, therefore, our subscription revenue, are unemployment, recession-driven attrition through business failure or acquisition, and travel budget cutbacks.
If unfavorable economic conditions remain uncertain or worsen, our business, financial condition and operating results could be materially and adversely affected.
Our acquisitions of other companies, products, or technologies may result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
As part of our overall business strategy, we have recently acquired, and we expect from time to time in the future to acquire or invest in, complementary businesses, products, and technologies. These transactions could be material to our financial condition and results of operations. We continue to evaluate and expect to make acquisitions and investments in the future.
We may not realize the anticipated benefits of our acquisitions or investments to the extent that we anticipate, or at all, because these transactions involve many risks, including:

•	difficulties integrating the operations, personnel, technologies, products, or infrastructure of acquired businesses with ours;

•	diversion of management attention or other resources from regular business operations and strategic priorities;

•	unexpected difficulties that may be encountered when we enter new markets in which we have little or no experience, or where competitors have stronger market positions;

•	inability to maintain relationships with customers and partners of the acquired business;

•	expenses related to incorporating acquired technology and rights into our solutions;

•	potential liabilities associated with an acquired business;

•	the impact on our results of operations due to depreciation and amortization related to acquired intangible assets, fixed assets, and deferred compensation;

•	the tax effects of acquisitions;

•	potential litigation, such as claims by third parties related to intellectual property of the businesses we acquire;

•	potential write-offs of our investments in acquired assets;

•	the need to implement controls, procedures, and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and

•	challenges caused by distance, language, and cultural differences.
Our failure to address these risks or other problems with acquisitions. investments and strategic transactions could cause us to fail to realize the anticipated benefits of such transactions, incur unanticipated liabilities, and harm our business generally.
Additionally, we may issue additional equity securities or convertible debt securities to pay for future acquisitions, investments, or other strategic transactions, which could be dilutive to our existing stockholders and affect the trading price of our securities. If any acquisition or other strategic transaction is not perceived as ultimately improving our financial condition and operating results, our stock price may decline. Further, if we fail to properly evaluate and execute acquisitions or other strategic transactions, our business and financial condition may be seriously harmed.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. However, despite our efforts, any failure to maintain or implement required controls could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in the trading price of our stock.
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
Under U.S. generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a reduction in our market capitalization (as a result of a decline in our stock price) to a level below our consolidated stockholders’ equity as of the applicable balance sheet date, declining future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a negative impact on our results of operations.
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
The trading price of our common stock has fluctuated widely in the past and may do so in the future as a result of many factors. In particular, the stock market as a whole has experienced extreme price and volume fluctuations that affected the market price of many technology companies in ways that may have been unrelated to those companies’ operating performance. Factors that could cause our stock price to fluctuate include:

•	general and industry-specific business, economic, and market conditions;

•	the announcement of a merger or acquisition;

•	fluctuations in our actual and anticipated operating results;

•	changes in our earnings estimates, or other information published by analysts;

•	failing to achieve revenue or earnings expectations;

•	volatility inherent in prices of technology company stocks;

•	adverse publicity; and

•
the volume of trading in our common stock, including sales upon exercise of outstanding options or vesting of equity awards or sales and purchases of any common stock issued upon conversion of the 2015 Notes or the 2018 Notes or in connection with the convertible note hedges and warrant transactions relating to such notes.

Securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.
If we fail to attract and retain qualified personnel, our business could be harmed.
Our success depends in large part on our ability to attract, motivate, and retain highly qualified personnel. In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software and Internet-related services, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business could be severely harmed.

Our ability to protect our intellectual property is limited and we have been or may be sued by third parties for alleged infringement of their proprietary rights.
Our success depends, in part, upon our proprietary technology, processes, trade secrets and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. We have issued patents and have patent applications pending in various countries. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary and third parties may attempt to develop similar technology independently. Policing unauthorized use of our cloud-based solutions is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our solutions exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and we expect that it will become more difficult to monitor use of our solutions as we increase our international presence. There can be no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology. In addition, there can be no assurance that third parties will not claim infringement by us with respect to current or future solutions or other intellectual property rights. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed the intellectual property rights of others. The cost to defend or settle these claims could be material to our business. The outcome of any litigation is inherently uncertain. Any intellectual property claims, with or without merit, could be time consuming and expensive to resolve, could divert management attention from executing our business plans, and could require us to change our technology, change our business practices, and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all. In addition, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our solutions to others, or could otherwise have a material adverse effect on our business, financial condition, and operating results. In addition, over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we cannot assure you that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property.
Litigation or regulatory proceedings could harm our business.
From time to time, we are engaged in litigation and regulatory matters and may face legal claims or regulatory matters involving stockholder, customer, property rights, and other issues on a global basis. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could result in monetary damages, injunctions that could stop us from selling our solutions or engaging in business practices, or injunctions that require other remedies.
We have indebtedness in the form of convertible senior notes.
In April 2010, we completed an offering of $287.5 million aggregate principal amount of our 2.50% convertible senior notes due in 2015 (the “2015 Notes”). During the quarter ended June 30, 2013, we issued an additional $488.8 million principal amount of our 0.50% convertible senior notes due June 15, 2018 (the “2018 Notes”). All amounts from the issuance of the 2018 Notes were settled during the quarter ended June 30, 2013.
As a result of these notes offerings, we incurred approximately $287.5 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2015, and $488.8 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2018, or, in each of the foregoing, upon the occurrence of a fundamental change (as defined in the applicable indenture). There can be no assurance that we will be able to repay this indebtedness when due or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements, or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, reducing the amount of cash flow available for other purposes; and
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
Provisions in our charter documents, Delaware law, and our 2015 Notes and 2018 Notes could discourage, delay, or prevent a change in control of Concur.
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

In addition, the fundamental changes provisions of our 2015 Notes and 2018 Notes may delay or prevent a change in control of Concur, because those provisions allow note holders to require us to repurchase such notes upon the occurrence of a fundamental change (as defined in the respective indentures for the 2015 Notes and 2018 Notes).
These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could depress the market price of our common stock and the value of the notes.

Our solutions utilize open source software, which may subject us to litigation, require us to re-engineer our solutions, or otherwise divert resources away from our development efforts.
We use open source software in connection with our solutions. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business.
We typically provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds or face contract terminations, which could adversely affect our revenues.
Our customer agreements typically provide service level commitments, and for some of our larger enterprise and government agency customers we may provide custom service level commitments. Meeting our commitments on service levels can be costly, and custom service level commitments may involve us in unexpected costs that may adversely affect our financial results. If we are unable to meet stated service level commitments or suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide affected customers with service credits or refunds, or we could face contract terminations. Our revenues could be significantly affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. Any extended service outages could adversely affect our reputation, revenues and operating results.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.
Once our applications are deployed, our customers depend on our support organization to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our applications to existing and prospective customers, and our business, operating results, and financial position.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, or unforeseen circumstances and may choose to engage in equity or debt financings or enter into credit facilities. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are not able to obtain adequate and necessary financing on satisfactory terms, our ability to grow or support our business, or to respond to business challenges, could be significantly limited.
ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES

Our principal administrative, sales, marketing, and research and development facility is located in Bellevue, Washington. This facility is under a lease agreement with Kilroy Realty, L.P., which provides for an initial ten-year term with an option to renew the lease for an additional five years. Concur will pay approximately $4.0 million in base rent per year over the initial term of the lease, subject to an annual increase equal to three percent of the then-current base rent. This lease will expire on May 31, 2023, unless renewed or extended pursuant to its terms.
As of September 30, 2013, we also leased office space in the United States in the states of California, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, Texas, and Virginia, and internationally in Australia, Canada, China (Hong Kong), Czech Republic, France, Germany, India, Japan, Mexico, Netherlands, Philippines, Singapore, and the United Kingdom.
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
(a) Market Information. Our common stock is traded on The NASDAQ Global Select Market under the symbol “CNQR.” The following table shows the range of the high and low sales prices by quarter for years ended September 30, 2013 and 2012, as reported on The NASDAQ Global Select Market:

	High	Low
Year Ended September 30, 2013:
Fourth Quarter	$114.32	$80.98
Third Quarter	84.86	62.01
Second Quarter	73.34	65.35
First Quarter	$74.07	$57.70
Year Ended September 30, 2012:
Fourth Quarter	$76.15	$61.29
Third Quarter	69.31	53.33
Second Quarter	62.60	47.00
First Quarter	$55.00	$34.54
As of September 30, 2013, our common stock was held by 191 stockholders of record.
We have never paid cash dividends on our common stock. We currently intend to retain earnings for use in our business, and therefore we do not anticipate paying any cash dividends on our common stock in 2014.
During the fiscal years ended September 30, 2010 and 2013, we issued warrants to purchase 5.5 million and 4.7 million shares of our common stock, respectively. For further information, see Note 10 of the Notes to Consolidated Financial Statements.
(b) Not applicable.
(c) Stock Repurchase Program. Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 9.0 million shares of our common stock through January 2013. In December 2011, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2015, and increased the number of shares eligible for repurchase by an additional 3.0 million shares to 12.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices. We had no repurchases of our outstanding common stock during the fourth quarter of 2013. As of September 30, 2013, we remained authorized to repurchase up to 7.1 million shares under the Repurchase Program. See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding stock repurchases.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data presented in the table below is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements in Item 8, Financial Statements and Supplementary Data, as well as Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The consolidated statements of operations and consolidated balance sheets data presented in the table below are derived from our audited consolidated financial statements. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for an explanation of the determination of the shares used to compute basic and diluted net income (loss) per share. Our historical results are not necessarily indicative of results to be expected for any future period.
All amounts are reported in thousands, except for per share data.

	Year Ended September 30,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Revenues	$545,800	$439,826	$349,488	$292,936	$247,596
Expenses (1):
Cost of operations	157,000	123,696	98,267	81,737	73,310
Sales and marketing	227,590	175,514	141,384	96,955	73,885
Systems development and programming	57,271	43,794	34,787	27,236	24,487
General and administrative	85,426	69,358	51,467	38,811	30,300
Revaluation of contingent consideration	(6,694)	(7,274)	4,034	—	—
Amortization of intangible assets	18,811	18,239	10,131	7,224	6,396
Total expenses	539,404	423,327	340,070	251,963	208,378
Operating income	6,396	16,499	9,418	40,973	39,218
Other income (expense):
Interest income	2,422	2,373	2,177	2,017	2,149
Interest expense	(27,740)	(19,334)	(18,527)	(9,297)	(481)
Loss from equity investments	(2,715)	(2,649)	(890)	—	—
Other, net	(752)	(1,237)	(809)	(1,049)	(598)
Total other income (expense)	(28,785)	(20,847)	(18,049)	(8,329)	1,070
Income (loss) before income tax	(22,389)	(4,348)	(8,631)	32,644	40,288
Income tax expense	2,933	3,227	2,233	12,500	15,091
Consolidated net income (loss)	(25,322)	(7,575)	(10,864)	20,144	25,197
Less: Loss attributable to noncontrolling interest	928	569	121	—	—
Net income (loss) attributable to Concur	$(24,394)	$(7,006)	$(10,743)	$20,144	$25,197
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(0.44)	$(0.13)	$(0.20)	$0.40	$0.52
Diluted	(0.44)	(0.13)	(0.20)	0.38	0.49
Weighted average shares used in computing net income (loss) per share:
Basic	55,631	54,595	53,464	50,141	48,652
Diluted	55,631	54,595	53,464	53,090	51,740
(1)Includes share-based compensation as follows:
Cost of operations	$8,485	$7,489	$3,440	$2,442	$1,829
Sales and marketing	31,190	27,744	19,273	9,772	5,517
Systems development and programming	7,062	6,126	5,747	2,597	1,815
General and administrative	18,365	15,834	7,514	4,796	3,011
Total share-based compensation	$65,102	$57,193	$35,974	$19,607	$12,172

	September 30,
	2013	2012	2011	2010	2009
Consolidated Balance Sheets Data:
Cash and cash equivalents	$301,696	$302,274	$370,157	$329,098	$119,185
Total assets	1,724,934	$1,222,335	1,155,851	1,042,797	670,356
Convertible senior notes, net	647,233	251,607	239,461	228,128	—
Deferred rent and other long-term liabilities	10,373	634	744	1,149	1,800
Total Concur stockholders’ equity	$818,059	740,492	$698,655	$637,826	$520,801

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with Item 8, Financial Statements and Supplementary Data. Also, the discussion under “Critical Accounting Policies and Estimates” in this Item 7 is an integral part of the analysis of our results of operations and financial condition. We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. For convenience, in this report we refer to our fiscal years as “2011,” “2012,” “2013,” and “2014.”
All dollar, option, and share amounts are reported in thousands unless otherwise noted.
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
Overview
We are a leading provider of integrated travel and expense management solutions for companies of all industries, sizes and geographies. Our core mission is to reduce costs for our customers and enhance the user experience for their business travelers by leveraging our continuous innovation. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity by streamlining the expense management, travel procurement, itinerary management, and invoice management processes. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help customers effectively negotiate with vendors, create budgets, and manage compliance. By providing easy-to-use mobile solutions, we help make business travel easier and more productive for our customers’ employees. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large.
On January 24, 2011, we completed the acquisition of TripIt, Inc. (“TripIt”), a market leader in mobile trip management. The combination of Concur and TripIt delivers additional value to existing customers and travelers while helping to expand the addressable market for Concur’s services by reaching a new class of travelers previously unaddressed by traditional managed travel solutions.
In March 2011, we established a Japanese joint venture, Concur (Japan) Ltd. (“Concur Japan”), with SunBridge, Inc., a Japanese corporation, and an individual investor, to assist us with our sales efforts in Japan. Our ownership interest in the joint venture is 75%. Because of this controlling interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues, and expense category in our consolidated statements of operations. We then record a noncontrolling interest which reflects the interest that we do not control in the venture’s results. As of September 30, 2013, the operating performance and liquidity requirements of the Japanese joint venture were not significant. While the Japanese joint venture plans to expand its selling and marketing activities in order to add new customers, we believe the operating performance and liquidity requirements of the Japanese joint venture will not be significant in 2014.
On July 1, 2011, we completed the acquisition of GlobalExpense Limited (“GlobalExpense”). GlobalExpense is a London-based market leader in web-based end-to-end expense management. The acquisition of GlobalExpense expands Concur’s professional services offerings.
During 2013, we completed three acquisitions qualifying as business combinations primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of these entities in our consolidated financial statements from the date of each respective acquisition.
During 2013, we issued at par value $488.8 million principal amount of 0.50% convertible senior notes due in 2018 (“2018 Notes”).
During 2013, we also entered into note hedge transactions (“2018 Note Hedges”) and warrant transactions (“2018 Warrants”) that cover the number of shares of our common stock issuable upon the conversion of the 2018 Notes. The 2018

Note Hedges are designed, but not guaranteed, to reduce or eliminate the potential economic dilution arising upon conversion. The 2018 Warrants are warrants to acquire shares of our common stock at a price of $138.48 per share.
Our strategic focus in 2014 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenues to increase in 2014 compared to 2013 due to anticipated growth in demand and global expansion. We expect total sales and marketing expenses in 2014 to increase in absolute dollars compared to 2013, driven primarily by an increase in sales personnel and marketing programs globally.
We operate in and report on one segment, which is integrated travel and expense management solutions.
Revenues
Revenues. We generate our revenues from the delivery of subscription services and, to a much lesser degree, professional services provided in connection with subscription services. Revenues are affected by pricing, the number of new customers, customer contract durations, and our customer retention rate.
International Revenues. Revenues from customers outside the United States represented 15%, 15%, and 14% of total revenues for 2013, 2012, and 2011, respectively. We expect continued growth in our international revenues as our products and services continue to gain acceptance in international markets due to our international acquisitions, our investment in global distribution, and increased global awareness of our products. In 2013, the foreign currency impact of revenues denominated in currencies other than the U.S. dollar had the effect of slightly decreasing our consolidated revenues. Historically, fluctuations in exchange rates have had an insignificant impact on our total revenues.
Operating Expenses
Cost of Operations. Cost of operations expenses consist primarily of personnel costs and related expenses (including share-based compensation) and allocated overhead and infrastructure costs (including depreciation, occupancy, telecommunications, and computer equipment expenses) associated with employees and contractors who provide our subscription and professional services. Cost of operations expenses also include hosting costs and amortization of deferred costs that we incur in connection with our subscription services.
Sales and Marketing. Sales and marketing expenses consist of personnel costs (including sales commissions) and related expenses (including share-based compensation), referral fees, allocated overhead and infrastructure costs associated with our sales and marketing personnel, and other sales and marketing costs, such as advertising, trade shows, and other promotional activities.
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
Results of Operations
Fiscal Years 2013 and 2012
Revenues

	Year Ended September 30,		Variance Dollars
	2013	2012
Revenues	$545,800	$439,826	$105,974

	Year Ended September 30,
	2013	%	2012	%
United States	$461,841	84.6%	$372,993	84.8%
Europe	58,713	10.8%	49,963	11.4%
Other	25,246	4.6%	16,870	3.8%
Total revenues	$545,800	100.0%	$439,826	100.0%
Revenues increased by 24.1%, or $106.0 million, in 2013 compared to 2012. This increase was primarily due to the growth in the number of customers for our subscription services as well as higher transaction volumes. The growth in the number of customers for our subscription services reflects higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services. Additionally, the foreign currency impact slightly decreased our revenues when compared to the same period a year ago.
We expect revenues to grow in 2014 as a result of the growing demand for our subscription service offerings, our planned increase in spending on sales and marketing, and international expansion.
Cost of Operations

	Year Ended September 30,		Variance Dollars
	2013	2012
Cost of operations	$157,000	$123,696	$33,304
Percent of total revenues	28.8%	28.1%
Cost of operations expense increased by 26.9%, or $33.3 million, in 2013 compared to 2012. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $22.3 million (driven by increased headcount of approximately 60% to support our growing customer base). Allocated overhead and infrastructure costs increased by $5.1 million and initial set-up costs incurred to implement our subscription services increased by $4.5 million. Share-based compensation increased by $1.0 million.
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
Sales and Marketing

	Year Ended September 30,		Variance Dollars
	2013	2012
Sales and marketing	$227,590	$175,514	$52,076
Percent of total revenues	41.7%	39.9%
Sales and marketing expenses increased by 29.7%, or $52.1 million, in 2013 compared to 2012. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $27.7 million, resulting from a headcount increase of approximately 40% to continue adding new customers and increasing penetration within our existing customer base. Customer acquisition costs and amortization of those costs increased by $11.7 million, and advertising and marketing costs increased by $5.9 million. Additionally, share-based compensation increased by $3.4 million, resulting from the issuance of stock awards to existing and new employees. Allocated overhead and infrastructure costs increased by $3.1 million.
We expect total sales and marketing expenses in 2014 to increase in absolute dollars compared to 2013, driven primarily by an increase in sales personnel and marketing programs globally. These increases reflect a key part of our strategic focus in 2014, which is to expand our sales and marketing efforts to create greater awareness of our solutions in our target markets and to support expected demand.
Systems Development and Programming

	Year Ended September 30,		Variance Dollars
	2013	2012
Systems development and programming	$57,271	$43,794	$13,477
Percent of total revenues	10.5%	10.0%
Systems development and programming costs increased by 30.8% or $13.5 million, in 2013 compared to 2012. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $7.2 million, driven by an increase in headcount of approximately 30%. Depreciation expenses increased by $4.8 million as we continued to upgrade and extend our service offerings and develop new technologies. Additionally, other infrastructure and allocated overhead costs increased by $1.4 million.
In response to the demand for our subscription services, the majority of our systems development and programming resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased by $8.9 million to $45.5 million at September 30, 2013 as compared to $36.6 million at September 30, 2012.
We anticipate that recognized systems development and programming costs in 2014 will increase in absolute dollars compared to 2013 as we continue to focus on product innovation and enhancement.
General and Administrative

	Year Ended September 30,		Variance Dollars
	2013	2012
General and administrative	$85,426	$69,358	$16,068
Percent of total revenues	15.7%	15.8%
General and administrative expenses increased by 23.2%, or $16.1 million, in 2013 compared to 2012. The growth in absolute dollars was primarily due to an increase in $5.9 million of personnel costs and related expenses, driven by an increase in headcount of approximately 40% to support our growth. Professional fees increased by $4.8 million mainly attributable to higher acquisition and other related costs in 2013. Additionally, infrastructure costs increased by $2.8 million and share-based compensation increased by $2.5 million, as a result of equity awards issued to a higher number of employees due to increased overall headcount.
We expect the absolute dollar amount of general and administrative expenses to increase in 2014 compared to 2013 due to increases in personnel costs and infrastructure costs related to the growth of our business.
Revaluation of Contingent Consideration

	Year Ended September 30,		Variance Dollars
	2013	2012
Revaluation of contingent consideration gain	$(6,694)	$(7,274)	$580
Percent of total revenues	(1.2)%	(1.7)%
Revaluation of contingent consideration consisted of a gain of $6.7 million in 2013 relating to the acquisition of TripIt, compared to a gain of $7.3 million in 2012. The change in inputs applied to the valuation during the current period, which consisted primarily of the increase in our stock price, resulted in the change in the amount of the contingent consideration. During 2013, the fair value of the contingent consideration related to the TripIt Acquisition was finalized and paid.
Amortization of Intangible Assets

	Year Ended September 30,		Variance Dollars
	2013	2012
Amortization of intangible assets	$18,811	$18,239	$572
Percent of total revenues	3.4%	4.1%
Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. Amortization of intangible assets remained relatively flat in 2013, compared to 2012, as increases from newly acquired intangible assets were partially offset by decreases due to some previously acquired intangible assets being fully amortized.

Interest Income, Interest Expense, Loss from Equity Investments and Other, Net (Expense)

	Year Ended September 30,		Variance Dollars
	2013	2012
Interest income	$2,422	$2,373	$49
Interest expense	(27,740)	(19,334)	(8,406)
Loss from equity investments	(2,715)	(2,649)	(66)
Other, net (expense)	(752)	(1,237)	485
Total other income (expense), net	$(28,785)	$(20,847)	$(7,938)
The loss from equity investments resulted from investments made in privately-held companies. Under the equity method, we record our investment at cost and adjust the carrying amount of the investment to recognize our proportionate share of net income or loss, including adjustments to recognize certain differences between our carrying value and our equity in net assets, into our consolidated statements of operations after the date of investment.
Interest expense primarily consists of interest on the 2015 Notes and 2018 Notes that we issued in April 2010 and June 2013, respectively. The increase in interest expense in 2013 is due to the issuance of the 2018 Notes. Foreign currency transaction gains (losses) are included in the consolidated statements of operations under other, net (expense).
Income Tax Expense

	Year Ended September 30,		Variance Dollars
	2013	2012
Income tax expense	$2,933	$3,227	$(294)
Effective tax rate	(13.1)%	(74.2)%
The effective income tax rate for 2013 was (13.1)% compared to (74.2)% for 2012. The negative effective tax rate for 2013 was primarily the result of losses from our Dutch licensing company where we are not able to record a tax benefit and the establishment of income tax reserves, partially offset by income from the revaluation of the contingent consideration which is not subject to income taxes, research and development tax credits, and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
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
Sales and marketing expenses increased by 24.1%, or $34.1 million, in 2012 compared to 2011. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $22.0 million, resulting from a headcount increase of approximately 30% to continue adding new customers and increasing penetration within our existing customer base. There was an increase in share-based compensation of $8.5 million, resulting from the issuance of stock awards to existing and new employees. Additionally, customer acquisition costs and amortization of those costs increased by $8.2 million, and advertising and marketing costs increased by $2.8 million. This was partially offset by a decrease of $9.0 million in compensation expense associated with the revaluation gain from contingent consideration associated with the acquisition of TripIt, primarily resulting from the decrease in the fair value of contingent considerations (see Note 4 of the Notes to Consolidated Financial Statements).
Systems Development and Programming

	Year Ended September 30,		Variance Dollars
	2012	2011
Systems development and programming	$43,794	$34,787	$9,007
Percent of total revenues	10.0%	10.0%
Systems development and programming costs as a percentage of total revenues remained consistent year over year. Systems development and programming costs increased by 25.9%, or $9.0 million, in 2012 compared to 2011. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $6.0 million, driven by an increase in headcount of approximately 30%. Additionally, depreciation expenses increased by $3.5 million as we continued to upgrade and extend our service offerings and develop new technologies. The increases were partially offset by a decrease of $1.0 million in compensation expense associated with contingent consideration associated with the acquisition of TripIt, primarily resulting from the decrease in the fair value of contingent consideration (see Note 4 of Notes to Consolidated Financial Statements).
In response to the demand for our subscription services, the majority of our systems and development resources are focused on developing internal-use software used to provide these services to our customers. We capitalize costs in accordance with GAAP for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased by $9.6 million to $36.6 million at September 30, 2012 from $27.0 million at September 30, 2011.

General and Administrative

	Year Ended September 30,		Variance Dollars
	2012	2011
General and administrative	$69,358	$51,467	$17,891
Percent of total revenues	15.8%	14.7%
General and administrative expenses increased by 34.8%, or $17.9 million, in 2012 compared to 2011. The growth in absolute dollars was primarily due to an increase of $9.2 million in personnel costs and related expenses, driven by an increase in headcount of approximately 20% to support our growth and $8.3 million increase in share-based compensation, resulting from additional equity awards issued to employees. Additionally, infrastructure costs increased by $2.2 million. These increases were offset by a decrease of $3.2 million in professional fees mainly attributable to lower acquisition, litigation, and other related costs in 2012.
Revaluation of Contingent Consideration

	Year Ended September 30,		Variance Dollars
	2012	2011
Revaluation of contingent consideration (gain)/loss	$(7,274)	$4,034	$(11,308)
Percent of total revenues	(1.7)%	1.2%
Revaluation of contingent consideration consisted of a gain of $7.3 million primarily relating to the TripIt acquisition for 2012 compared to a loss of $4.0 million for 2011. The change in the inputs applied to the valuation during the period, which consisted primarily of the increase in our stock price, resulted in the change in the amount of the contingent consideration.
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
Interest Income, Interest Expense and Other

	Year Ended September 30,		Variance Dollars
	2012	2011
Interest income	$2,373	$2,177	$196
Interest expense	(19,334)	(18,527)	(807)
Loss from equity investments	(2,649)	(890)	(1,759)
Other, net (expense)	(1,237)	(809)	(428)
Total other income (expense), net	$(20,847)	$(18,049)	$(2,798)
The loss from equity investments resulted from investments made in privately-held companies. Under the equity method, we record our investment at cost and adjust the carrying amount of the investment to recognize our proportionate share of net income or loss, including adjustments to recognize certain differences between our carrying value and our equity in net assets, into our consolidated statements of operations after the date of investment.
Interest expense primarily consists of interest on the 2015 Notes that we issued in April 2010. Foreign currency transaction gains (loss) are included in the consolidated statements of operations under other income (expense).
Income Tax Expense

	Year Ended September 30,		Variance Dollars
	2012	2011
Income tax expense	$3,227	$2,233	$994
Effective tax rate	(74.2)%	(25.9)%
The effective income tax rate for 2012 was (74.2)% compared to (25.9)% for 2011. The negative effective tax rate for 2012 was primarily the result of losses in tax jurisdictions where we are not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets and the establishment of income tax reserves, partially offset by income from the revaluation of the contingent consideration which is not subject to income taxes, research and development tax credits, and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
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
Financial Position, Liquidity and Capital Resources
Our available sources of liquidity as of September 30, 2013 consisted principally of cash, cash equivalents, and short-term investments totaling $832.8 million. Our cash, cash equivalents, and short-term investments are comprised primarily of time deposits, commercial paper, fixed-income securities, and certificates of deposit.
Our cash flows are as follows:

	Year Ended September 30,			$ Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Cash provided by (used in):
Operating activities	$78,014	$93,585	$76,963	$(15,571)	$16,622
Investing activities	(493,408)	(151,988)	(27,464)	(341,420)	(124,524)
Financing activities	415,079	(9,682)	(8,515)	424,761	(1,167)

Our operating cash inflows consist of payments received from our customers related to our subscription and other product offerings. Our operating cash outflows consist of compensation payments to employees, payments to vendors directly related to our services, related sales, marketing and administrative costs, cost of operations, and systems development and programming costs. Net cash provided by operating activities was $78.0 million for 2013 compared to $93.6 million in 2012. The decrease in operating cash flows was driven by payment of contingent consideration in 2013 of $5.1 million, lower operating margin due to the increase in spend to support the overall Company growth, and to the net fluctuation in receivable and accrued balances due to the overall timing of payments received from customers and payments made to vendors.
Net cash provided by operating activities was $93.6 million for 2012, compared to $77.0 million in 2011. The increase in operating cash flows was primarily driven by higher income after adjustments for non-cash related items in 2012, partially offset by increased accounts receivable balances.
Investing activities generally correspond with purchases, sales, and maturities of investments, cash outlays for acquisitions, strategic investments, capital expenditures including leasehold improvements and internal-use software, and changes in customer funding liabilities, net of the change in restricted cash.
Cash used in investing activities was $493.4 million in 2013, compared to $152.0 million in 2012. The change in cash outflows was primarily due to net purchases of short-term investments of $329.6 million in 2013 compared to $15.5 million in 2012. Additionally, in 2013 we used $83.8 million for acquisitions and approximately $36.4 million for strategic investments. In 2012 we used $68.3 million primarily for the ADP, Inc. asset acquisition and approximately $23.7 million for strategic investments.

Cash used in investing activities was $152.0 million in 2012, compared to $27.5 million in 2011. The change in cash outflows was primarily due to strategic activities and net purchases of short-term investments. In 2012, we used $68.3 million primarily for the ADP, Inc. asset acquisition and approximately $23.7 million for investments in privately-held companies. In 2011, we acquired two privately-held companies (TripIt and GlobalExpense) for approximately $42.4 million and used approximately $46.3 million for other strategic investments. In addition, net purchases of short-term investments was $15.5 million in 2012 compared to $115.9 million of cash inflow in 2011.
Cash provided by financing activities in 2013 was $415.1 million, compared to cash used by financing activities of $9.7 million in 2012. This fluctuation is primarily due to the net proceeds of $440.5 million related to the 2018 Notes, Note Hedges and Warrant transactions, issued in 2013, offset by $26.1 million cash used for minimum tax withholding on restricted stock awards.
Cash used by financing activities in 2012 was $9.7 million, compared to $8.5 million in 2011. Cash used by financing activities in 2012 and 2011 were mainly attributable to the minimum tax withholding on restricted stock awards.
We issued our 2015 Notes and 2018 Notes for general corporate purposes, including potential acquisitions and strategic transactions. The 2015 Notes will mature on April 15, 2015, unless converted earlier. For at least 20 trading days during the 30 consecutive trading day period ended September 30, 2013, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the 2015 Notes are convertible at the holders’ option for the quarter ending December 31, 2013 and the 2015 Notes are classified as a current liability on the consolidated balance sheets. For further information, see Note 10 of the Notes to Consolidated Financial Statements.
The 2018 Notes will mature on June 15, 2018, unless converted earlier. As of September 30, 2013, the 2018 Notes were not convertible.
We have not received any shares under the 2015 Note Hedges or the 2018 Note Hedges and have not delivered cash or shares under the 2015 Warrants or the 2018 Warrants. For further information, see Note 10 of the Notes to Consolidated Financial Statements.
Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 9.0 million shares of our common stock through January 2013. In December 2011, our Board of Directors extended the Repurchase Program for an additional two-year period expiring in January 2015 and increased the number of shares eligible for repurchase by an additional 3.0 million shares to 12.0 million shares. We may repurchase our common stock from time to time in the open market based on market conditions. During 2013 and 2012, we repurchased nine thousand shares and 28 thousand shares of our outstanding common stock for a total cost of $0.7 million and $1.3 million under the Repurchase Program, respectively. During 2011, we repurchased 48 thousand shares of our outstanding common stock for a total cost of $1.8 million. As of September 30, 2013, we remained authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.
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
The following table summarizes our outstanding contractual obligations as of September 30, 2013:

Year Ended September 30,	2015 Convertible Senior Notes, including interest	2018 Convertible Senior Notes, including interest	Operating Leases	Purchase Obligations
2014	$7,188	$2,518	$12,689	$7,995
2015	294,687	2,444	10,766	5,739
2016	—	2,444	10,490	4,902
2017	—	2,444	9,012	1,911
2018	—	491,193	8,146	23
Thereafter	—	—	33,612	—
Total	$301,875	$501,043	$84,715	$20,570

The above commitment table does not include approximately $5.5 million of gross unrecognized tax benefits recorded on our consolidated balance sheets as of September 30, 2013. These obligations have been excluded from the table above as we are unable to make a reasonable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax settlements. For further information, see Note 11 of the Notes to Consolidated Financial Statements.
Convertible Senior Notes
As of September 30, 2013, holders of the 2015 Notes may require us to repurchase all or a portion of their 2015 Notes at a purchase price in cash equal to the full principal amount of the 2015 Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. As of September 30, 2012, the 2015 Notes were not convertible. For at least 20 trading days during the 30 consecutive trading day period ended September 30, 2013, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the 2015 Notes are convertible at the holders’ option for the quarter ended December 31, 2013 and the Notes are classified as a current liability on the consolidated balance sheets. As of September 30, 2013, none of the 2015 Notes have been repurchased or converted.
As of September 30, 2013, holders of the 2018 Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the 2018 Notes plus any accrued and unpaid interest on or after March 15, 2018, or upon the occurrence of certain events including specified corporate events or trading. As of September 30, 2013, the 2018 Notes were not convertible.
For further information, see Note 10 of the Notes to Consolidated Financial Statements.
Operating Leases
We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Bellevue, Washington under an operating lease that expires on May 21, 2023. Amounts for both rent and common area maintenance under this lease are included in our contractual obligation in the table above.
We also lease office space in the United States in the states of California, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, Texas and Virginia, and internationally in Australia, Canada, China (Hong Kong), Czech Republic, France, Germany, India, Japan, Mexico, Netherlands, Philippines, Singapore, and the United Kingdom. We do not include amounts for certain operating expenses under these leases such as common area maintenance.
Purchase Obligations
We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding. Future purchase obligations are related to services to support operations and sales and marketing and are based on contracted commitments.
Other Contingent Consideration
As part of the 2013 acquisitions, we agreed to pay additional cash consideration to the former shareholders of acquired entities based on the achievement of certain revenue targets through June 30, 2014. Please see Note 4 and Note 14 of the Notes to Consolidated Financial Statements for a full description of the acquisition-related contingent consideration.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
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
Revenue Recognition
We generate our revenues from the delivery of subscription services and, to a much lesser degree, professional services provided in connection with subscription services. Our arrangements do not contain general rights of return. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.
We recognize revenues when the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fees are fixed or determinable; and

•	collection is considered reasonably assured.
Subscription Revenues
Subscription revenues are recognized ratably over the contract term of the arrangement beginning on the date that our service is made available to the customer. Amounts that have been invoiced are recorded in revenue or deferred revenue, depending on whether the revenue recognition criteria have been met.
Professional Services Revenues
Professional services revenues consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. These revenues are recognized as the services are rendered for time and material contracts and when the milestones are achieved and accepted by the customer for fixed-fee contracts.
Multiple-Element Arrangements
We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. In order to account for deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery.
In determining whether professional service revenues have standalone value, we consider availability of professional services from the other vendors, the nature of our professional services, and whether we sell subscriptions to new customers without professional services.
As of June 30, 2013, we did not have standalone value for professional services related to implementation of certain of our core subscription services. This was due to the fact that we had historically performed these services to support customers’ implementation of the subscription service and there were no other vendors who were in the business of providing such services. In the quarter ended September 30, 2013, we determined that we had established standalone value for these implementation services. This was primarily due to the number of partners that were trained and certified to perform these implementation services, the successful completion of an engagement to implement subscription services performed by a third-party vendor, and the consequential sale of subscription services without bundled implementation service. Revenues earned from professional services related to implementation of a majority of our core subscription services are being accounted for separately from revenues earned from subscription services beginning in the quarter ended September 30, 2013 when the standalone value was established for those professional services.
When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple-deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. If VSOE of selling price and TPE of selling price are not available, the best estimate of selling price (BESP) is to be used. VSOE and TPE do not currently exist for any of our deliverables. Accordingly, we use our BESP to determine the relative selling price.
We determine our best estimate of selling price for our deliverables based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors. We evaluate our best estimate of selling price by reviewing historical data related to sales of our deliverables, including comparing the percentages of our contract prices to our list prices.

We also consider several other data points in our evaluation, including the size of our arrangements, qualifications of our employees who are delivering the service, customer demographics, geographic area where our services are sold, and the numbers and types of users within our arrangements. Total consideration of the contract is allocated to each of the separate units of accounting through application of the relative fair value method. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.
Revenues from Reseller Partners
Portions of our revenues are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts paid to our reseller partners are recognized as sales and marketing expense. Our assumption of such business risks is evidenced when, among other factors, we take responsibility for delivery of the product or service, establish pricing of the arrangement, and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and sales and marketing expense.
Revenues are recorded net of any sales and other taxes collected from the customers.
Deferred Revenues
We defer certain revenues and recognize them ratably over the applicable service period. We categorize deferred revenues and deferred costs on our consolidated balance sheets as current if we expect to recognize such revenue or cost within the following 12 months.
Deferred Costs
Deferred costs include commissions and other direct costs associated with professional services and commissions associated with subscription services.
When professional services are accounted for as a single unit of accounting with related subscription services, we capitalize and defer related commission and other direct costs and amortize them over the expected lives of the customer relationships.
When professional services are accounted for as a separate unit of accounting, related commissions and direct costs are recognized as those professional services are delivered. Direct sales commissions related to subscription services are recognized ratably over the expected lives of the customer relationships.
The deferred commission costs are so closely related to the revenues that they should be recorded as an asset and charged to expense over the same period that the associated revenue is recognized. Deferred costs are included in deferred costs and other assets on the consolidated balance sheets.
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
Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology, and non-compete agreements; the acquired company’s brand awareness and market position; assumptions about the period of time the brand will continue to be used in our product portfolio; as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
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
Contingent Consideration
We estimate the fair value of the acquisition-related contingent consideration using various valuation approaches including the Monte Carlo Simulation approach and discounted cash flow model. Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities because we use significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of contingent consideration is remeasured each reporting period, with any change in the value recorded as income or expense.
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
Accounts Receivable Allowances
We record provisions for estimated sales allowances against subscription and professional services revenues in the period in which the related revenues are recorded. We estimate our sales allowances by reviewing the aging of our receivables, analyzing our history of credits issued, and evaluating the potential risk of loss associated with delinquent accounts. Past due receivable balances are written off when our efforts have been unsuccessful in collecting the amount due.
New Accounting Standards
See Note 2 of the Notes to Consolidated Financial Statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, market, market interest, and foreign exchange risks.
Interest Rate Risk. We have cash, cash equivalents, and short-term investments totaling $832.8 million as of September 30, 2013. Short-term investments were invested primarily in highly liquid investment vehicles including money market instruments that bear interest at variable overnight or short-term rates. The cash, cash equivalents, and short-term investments are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into short-term investments for trading or speculative purposes.
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
An immediate increase in market interest rates of 100 basis points at September 30, 2013 could result in a $1.2 million reduction or increase in the fair value of the underlying short-term investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss), and are realized only if we sell the underlying securities.
As of September 30, 2012, we had cash, cash equivalents and short-term investments totaling $503.3 million. An immediate increase or decrease in market interest rates of 100 basis points would have resulted in a $0.6 million reduction or increase in the fair value of the underlying short-term investments.
Market Risk and Market Interest Risk. In March 2010 we issued at par value $250.0 million principal amount of 2.50% convertible senior notes due in 2015. In addition, the underwriters executed their option to purchase an additional $37.5 million principal amount of such notes, bringing the total amount of such notes to $287.5 million (“2015 Notes”). Holders may convert their 2015 Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amount of the 2015 Notes. Amounts in excess of the principal amount, if any, will be paid in stock. Concurrent with the issuance of the 2015 Notes, we entered into separate note hedge transactions and the sale of warrants (“2015 Warrants”). These separate transactions were completed to reduce the potential economic dilution from the conversion of the 2015 Notes.
For at least 20 trading days during the 30 consecutive trading day period ended September 30, 2013, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the Notes are convertible at the holders’ option for the quarter ending December 31, 2013 and the 2015 Notes are classified as a current liability on the consolidated balance sheets. The 2015 Notes were not convertible at the option of their holders as of September 30, 2012.
During 2013, we issued at par value $425.0 million principal amount of 0.50% convertible senior notes due in 2018. In addition, the underwriters executed their option to purchase an additional $63.8 million principal amount of such notes, bringing the total amount of such notes to $488.8 million (“2018 Notes”). Holders may convert their 2018 Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amount of the 2018 Notes. Amounts in excess of the principal amount, if any, will be paid in stock. Concurrent with the issuance of the 2018 Notes, we entered into separate note hedge transactions and the sale of warrants (“2018 Warrants”). These separate transactions were completed to reduce the potential economic dilution from the conversion of the 2018 Notes. As of September 30, 2013, the 2018 Notes are not convertible.
Our 2015 Notes and 2018 Notes have fixed annual interest rates at 2.50% and 0.50%, respectively, and therefore, interest expense from these 2015 Notes and 2018 Notes is not subject to fluctuation based on changes in market interest rates. However, the fair value of the 2015 Notes and 2018 Notes will fluctuate based on changes in market interest rates. Generally, the fair market value of our fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value is affected by our stock price. The carrying value of our 2015 Notes and 2018 Notes was $265.4 million and $381.8 million, respectively, as of September 30, 2013. This represents the liability component of the $287.5 million principal balance and the $488.8 million principal balance for the 2015 Notes and 2018 Notes, respectively, as of September 30, 2013. The total estimated fair value of our 2015 Notes and our 2018 Notes was $610.2 million and $590.8 million, respectively, as of September 30, 2013. The fair value was determined based on the average trading price per $100 of the 2015 Notes and 2018 Notes as of the last day of trading for the fourth quarter of 2013, which was $212.25 for the 2015 Notes and $120.88 for the 2018 Notes. For further information, see Note 14 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
We have an investment portfolio that includes strategic investments in privately-held companies, some of which are in the development stage. When we do not have the ability to exert significant influence, we account for investments under the cost method of accounting. We account for investments under the equity method of accounting when we have the ability to exercise significant influence, but not control, over the investee. As of September 30, 2013 and 2012 total strategic investments were $101.8 million and $65.6 million, respectively. If any of these companies fail, or if we choose to dispose of our investment at a time when any of these companies is not meeting our objectives or expectations, we could lose all or part of our investment. If the fair value of an investment is below our carrying value and we determine it is other-than-temporarily impaired, we may be required to record impairment charges that negatively impact our result of operations and financial condition.
Foreign Currency Risk. We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, particularly the Euro, Canadian Dollar, British Pound Sterling, Australian Dollar, Czech Koruna, Phillippine Peso, and Indian Rupee. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. We may seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward contracts. Any gain or loss from settling these contracts would offset by the loss or gain derived from the underlying balance sheet exposures. Additionally, by policy, we do not enter into any hedging contracts for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Concur Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Concur Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concur Technologies, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 13, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ GRANT THORNTON LLP
Seattle, Washington
November 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Concur Technologies, Inc.

We have audited the internal control over financial reporting of Concur Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2013, based on criteria established in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 30, 2013, and our report dated November 13, 2013 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Seattle, Washington
November 13, 2013

Concur Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended September 30,
	2013	2012	2011
Revenues	$545,800	$439,826	$349,488
Expenses:
Cost of operations	157,000	123,696	98,267
Sales and marketing	227,590	175,514	141,384
Systems development and programming	57,271	43,794	34,787
General and administrative	85,426	69,358	51,467
Revaluation of contingent consideration	(6,694)	(7,274)	4,034
Amortization of intangible assets	18,811	18,239	10,131
Total expenses	539,404	423,327	340,070
Operating income	6,396	16,499	9,418
Other income (expense):
Interest income	2,422	2,373	2,177
Interest expense	(27,740)	(19,334)	(18,527)
Loss from equity investments	(2,715)	(2,649)	(890)
Other, net	(752)	(1,237)	(809)
Total other expense	(28,785)	(20,847)	(18,049)
Loss before income tax	(22,389)	(4,348)	(8,631)
Income tax expense	2,933	3,227	2,233
Consolidated net loss	$(25,322)	$(7,575)	$(10,864)
Less: Loss attributable to noncontrolling interest	928	569	121
Net loss attributable to Concur	$(24,394)	$(7,006)	$(10,743)
Net loss per share attributable to Concur common stockholders:
Basic	$(0.44)	$(0.13)	$(0.20)
Diluted	(0.44)	(0.13)	(0.20)
Weighted average shares used in computing net loss per share:
Basic	55,631	54,595	53,464
Diluted	55,631	54,595	53,464
See accompanying notes to consolidated financial statements.

Concur Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year ended September 30,
	2013	2012	2011
Consolidated net loss	$(25,322)	$(7,575)	$(10,864)
Other comprehensive income (loss), before tax
Foreign currency translation adjustment gains (losses)	1,478	(844)	(464)
Unrealized gain (loss) on available-for-sale investments	(36)	55	(2)
Other comprehensive income (loss), before tax	1,442	(789)	(466)
Tax effect	(271)	(192)	(1)
Other comprehensive income (loss), net of tax	1,713	(597)	(465)
Comprehensive loss	(23,609)	(8,172)	(11,329)
Less: Comprehensive loss attributable to noncontrolling interest	979	595	49
Comprehensive loss attributable to Concur	$(22,630)	$(7,577)	$(11,280)
See accompanying notes to consolidated financial statements.

Concur Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$301,696	$302,274
Short-term investments	531,065	201,062
Accounts receivable, net of allowance of $3,567 and $1,507	106,587	86,591
Deferred tax assets	43,987	30,287
Deferred costs and other assets	55,341	47,312
Total current assets	1,038,676	667,526
Non-current assets:
Property and equipment, net	82,414	57,391
Investments	101,756	65,621
Deferred costs and other assets	51,082	42,650
Intangible assets, net	123,297	105,895
Deferred tax assets	3,255	1,360
Goodwill	324,454	281,892
Total assets	$1,724,934	$1,222,335
Liabilities and equity
Current liabilities:
Accounts payable	$15,036	$12,674
Customer funding liabilities	37,039	29,239
Accrued compensation	30,142	31,261
Acquisition-related liabilities	2,231	4,488
Acquisition-related contingent consideration	3,182	22,692
Other accrued expenses and liabilities	34,537	32,035
Deferred revenues	88,550	69,838
Convertible senior notes, net	265,426	251,607
Total current liabilities	476,143	453,834
Non-current liabilities:
Convertible senior notes, net	381,807	—
Deferred rent and other long-term liabilities	10,373	634
Deferred revenues	15,499	17,578
Tax liabilities	22,832	9,216
Total liabilities	906,654	481,262
Equity:
Concur stockholders’ equity:
Common stock, $0.001 par value per share	56	55
Authorized shares: 195,000
Shares issued and outstanding: 56,044 and 55,058
Additional paid-in capital	961,497	861,301
Accumulated deficit	(141,679)	(117,285)
Accumulated other comprehensive loss	(1,815)	(3,579)
Total Concur stockholders’ equity	818,059	740,492
Noncontrolling interest	221	581
Total equity	818,280	741,073
Total liabilities and equity	$1,724,934	$1,222,335
See accompanying notes to consolidated financial statements.

Concur Technologies, Inc.
Consolidated Equity Statements
(In thousands)

	Concur Stockholders’ Equity						Noncontrolling Interest	Total Equity
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Concur Stockholders’ Equity Total
	Common Stock
	Shares	Amount
Balance as of September 30, 2010	52,379	$52	$739,781	$(99,536)	$(2,471)	$637,826	$—	$637,826
Common stock repurchased	(48)	—	(1,753)	—	—	(1,753)	—	(1,753)
Common stock issued:
Employee Stock Purchase Plan	38	1	1,855	—	—	1,856	—	1,856
Stock option exercises and vesting of restricted stock units	882	1	1,981	—	—	1,982	—	1,982
Acquisition of TripIt	814	—	44,759	—	—	44,759	—	44,759
Share-based compensation	—	—	36,967	—	—	36,967	—	36,967
RSU tax withholding	—	—	(11,936)	—	—	(11,936)	—	(11,936)
Excess tax benefits from share-based compensation	—	—	234	—	—	234	—	234
Investment in consolidated joint venture by noncontrolling interest	—	—	—	—	—	—	1,225	1,225
Foreign currency translation adjustment loss	—	—	—	—	(536)	(536)	72	(464)
Unrealized loss on investments	—	—	—	—	(1)	(1)	—	(1)
Net loss attributable to Concur	—	—	—	(10,743)	—	(10,743)	—	(10,743)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(121)	(121)
Balance as of September 30, 2011	54,065	54	811,888	(110,279)	(3,008)	698,655	1,176	699,831
Common stock repurchased	(28)	—	(1,301)	—	—	(1,301)	—	(1,301)
Common stock issued:
Employee Stock Purchase Plan	44	—	2,304	—	—	2,304	—	2,304
Stock option exercises and vesting of restricted stock units	979	1	2,817	—	—	2,818	—	2,818
Share-based compensation	—	—	59,071	—	—	59,071	—	59,071
RSU tax withholding	—	—	(14,200)	—	—	(14,200)	—	(14,200)
Excess tax benefits from share-based compensation	—	—	848	—	—	848	—	848
Acquisition of TripIt escrow settlement	(2)	—	(126)	—	—	(126)	—	(126)
Foreign currency translation adjustment loss	—	—	—	—	(818)	(818)	(26)	(844)
Unrealized gain on investments	—	—	—	—	247	247	—	247
Net loss attributable to Concur	—	—	—	(7,006)	—	(7,006)	—	(7,006)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(569)	(569)
Balance as of September 30, 2012	55,058	55	861,301	(117,285)	(3,579)	740,492	581	741,073
Common stock repurchased	(9)	—	(651)	—	—	(651)	—	(651)
Common stock issued:
Employee Stock Purchase Plan	46	—	3,158	—	—	3,158	—	3,158
Stock option exercises and vesting of restricted stock units	949	1	2,320	—	—	2,321	—	2,321
Share-based compensation	—	—	66,851	—	—	66,851	—	66,851
RSU tax withholding	—	—	(26,092)	—	—	(26,092)	—	(26,092)
Excess tax benefits from share-based compensation	—	—	4,654	—	—	4,654	—	4,654
Equity component of convertible senior notes, note hedges and warrants	—	—	49,956	—	—	49,956	—	49,956
Foreign currency translation adjustment gains (losses)	—	—	—	—	1,529	1,529	(51)	1,478
Unrealized gain on investments	—	—	—	—	235	235	—	235
Investment in consolidated joint venture by noncontrolling interest	—	—	—	—	—	—	619	619
Net loss attributable to Concur	—	—	—	(24,394)	—	(24,394)	—	(24,394)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(928)	(928)
Balance as of September 30, 2013	56,044	$56	$961,497	$(141,679)	$(1,815)	$818,059	$221	$818,280
See accompanying notes to consolidated financial statements.

Concur Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended September 30,
	2013	2012	2011
Operating activities:
Consolidated net loss	$(25,322)	$(7,575)	$(10,864)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of intangible assets	18,811	18,239	10,131
Depreciation and amortization of property and equipment	29,527	23,219	19,499
Accretion of discount and issuance costs on notes	19,655	12,146	11,333
Share-based compensation	65,102	57,193	35,974
Revaluation of contingent consideration	(6,694)	(7,274)	4,034
Deferred income taxes	(1,113)	(179)	1,253
Excess tax benefits from share-based compensation	(4,654)	(848)	(234)
Loss from equity investments	2,715	2,649	890
Payments of contingent consideration	(5,053)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(11,649)	(19,936)	(12,410)
Deferred costs and other assets	(11,687)	(13,428)	(14,819)
Accounts payable	194	1,665	2,986
Accrued liabilities	(5,284)	12,345	17,567
Deferred revenues	13,466	15,369	11,623
Net cash provided by operating activities	78,014	93,585	76,963
Investing activities:
Purchases of investments	(848,859)	(542,871)	(425,449)
Maturities of investments	519,212	527,380	541,388
Increase (decrease) in customer funding liabilities, net of changes in restricted cash	7,806	(8,523)	(26,776)
Investment in and loans to unconsolidated affiliates	(36,374)	(23,708)	(46,271)
Capital expenditures	(50,172)	(30,725)	(27,932)
Payments for acquisitions, net of cash acquired	(83,755)	(68,266)	(42,424)
Payments of contingent consideration related to acquisition of Etap	(1,266)	(5,275)	—
Net cash used in investing activities	(493,408)	(151,988)	(27,464)
Financing activities:
Equity issuance costs	(120)	—	—
Proceeds from borrowings on convertible senior notes, net	474,949	—	—
Proceeds from warrants	23,753	—	—
Payments for convertible senior note hedges	(58,161)	—	—
Investments in consolidated joint venture by noncontrolling interest	619	—	1,152
Payments on repurchase of common stock	(651)	(1,451)	(1,601)
Net proceeds from share-based equity award activity	2,321	2,817	1,980
Proceeds from employee stock purchase plan activity	3,158	2,304	1,855
Minimum tax withholding on restricted stock awards	(26,092)	(14,200)	(11,936)
Excess tax benefits from share-based compensation	4,654	848	234
Repayments on capital leases	—	—	(199)
Payments of contingent consideration	(9,351)	—	—
Net cash provided by (used in) financing activities	415,079	(9,682)	(8,515)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(263)	202	75
Net increase (decrease) in cash and cash equivalents	(578)	(67,883)	41,059
Cash and cash equivalents at beginning of period	302,274	370,157	329,098
Cash and cash equivalents at end of period	$301,696	$302,274	$370,157
Supplemental cash flow information:
Cash paid for interest	$7,188	$7,188	$7,367
Income tax payments (receipts), net	5,705	797	(833)
Common stock issued in connection with acquisition	—	—	44,759

See accompanying notes to consolidated financial statements.

Concur Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, unless otherwise noted)
Note 1. Description of the Company
We are a leading global provider of integrated travel and expense management solutions for companies of all industries and sizes worldwide. Our core mission is to continuously innovate to reduce the costs for our customers and enhance the user experience for travelers. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity by streamlining the expense management, travel procurement, itinerary management, and invoice management processes. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help clients effectively negotiate with vendors, create budgets, and manage compliance. By providing easy-to-use mobile solutions, we help make business travel easier and more productive for our customers’ employees. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large.
Concur, the Concur logo, Concur Connect platform, Concur T&E Cloud, Smart Expense, TripIt, GlobalExpense, TRX and GDSx, as well as a number of other names and brands that are not referenced in these consolidated financial statements, are trademarks or registered trademarks of Concur or its affiliates. Other parties’ marks are the property of their respective owners and should be treated as such.
Throughout these consolidated financial statements, Concur Technologies, Inc. is referred to as “Concur,” the “Company,” “we,” “us,” and “our.” All dollar, option, and share amounts are reported in thousands, unless otherwise noted.
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Segment Information
The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, we have determined that the Company operates in and reports on one segment, integrated travel and expense management.
Principles of Consolidation
These consolidated financial statements include the accounts of Concur, its wholly-owned subsidiaries, and its controlled subsidiary. All intercompany accounts and transactions were eliminated in consolidation. In 2011, we established a Japanese joint venture and hold a controlling interest (75% voting interest) in Concur (Japan) Ltd. (“Concur Japan”). We have consolidated the accounts of Concur Japan with the accounts of Concur. We recorded a noncontrolling interest in the consolidated statements of operations for the noncontrolling investors’ interests in the operations of Concur Japan. Noncontrolling interest of $221 and $581 as of September 30, 2013 and 2012, respectively, is reflected in stockholders’ equity.
We report our consolidated financial statements on the basis of a fiscal year that starts October 1 and ends September 30. Throughout these consolidated financial statements, we refer to our fiscal years ended September 30, 2011, 2012, and 2013, as “2011,” “2012,” and “2013.”
Use of Estimates
We prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), which requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our consolidated financial statements and accompanying notes. Examples of estimates and assumptions include the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements, valuing assets and liabilities acquired through business combinations, determining the fair value of acquisition-related contingent considerations, valuing and estimating useful lives of intangible assets, recognizing uncertain tax positions, estimating tax valuation allowances on tax attribute carryforwards, determining the other-than-temporary impairments for strategic investments, deferring certain revenues and costs, share-based compensation, valuing allowances for accounts receivable, estimating useful lives of property and equipment, and estimating product warranties. Actual results could differ from these estimates.

Revenue Recognition
We generate our revenues from the delivery of subscription services and, to a much lesser degree, professional services provided in connection with subscription services. Our arrangements do not contain general rights of return. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.
We recognize revenues when the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fees are fixed or determinable; and

•	collection is considered reasonably assured.
Subscription Revenues
Subscription revenues are recognized ratably over the contract term of the arrangement beginning on the date that our service is made available to the customer. Amounts that have been invoiced are recorded in revenue or deferred revenue, depending on whether the revenue recognition criteria have been met.
Professional Services Revenues
Professional services revenues consist of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. These revenues are recognized as the services are rendered for time and material contracts and when the milestones are achieved and accepted by the customer for fixed-fee contracts.
Multiple-Element Arrangements
We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. In order to account for deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery.
In determining whether professional service revenues have standalone value, we consider availability of professional services from the other vendors, the nature of our professional services, and whether we sell subscriptions to new customers without professional services.
As of June 30, 2013, we did not have standalone value for professional services related to implementation of certain of our core subscription services. This was due to the fact that we had historically performed these services to support customers’ implementation of the subscription service and there were no other vendors who were in the business of providing such services. In the quarter ended September 30, 2013, we determined that we had established standalone value for these implementation services. This was primarily due to the number of partners that were trained and certified to perform these implementation services, the successful completion of an engagement to implement subscription services performed by a third-party vendor, and the consequential sale of subscription services without bundled implementation service. Revenues earned from professional services related to implementation of a majority of our core subscription services are being accounted for separately from revenues earned from subscription services beginning in the quarter ended September 30, 2013 when the standalone value was established for those professional services.
When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple-deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. If VSOE of selling price and TPE of selling price are not available, then the best estimate of selling price (BESP) is to be used. VSOE and TPE do not currently exist for any of our deliverables. Accordingly, we use our BESP to determine the relative selling price.
We determine our best estimate of selling price for our deliverables based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors. We evaluate our best estimate of selling price by reviewing historical data related to sales of our deliverables, including comparing the percentages of our contract prices to our list prices. We also consider several other data points in our evaluation, including the size of our arrangements, qualifications of our employees who are delivering the service, customer demographics, geographic area where our services are sold, and the numbers and types of users within our arrangements. Total consideration under the contract is allocated to each of the separate units of accounting through application of the relative fair value method. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.
Revenues from Reseller Partners
Portions of our revenues are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenues on a gross basis and amounts paid to our reseller partners are recognized as sales and marketing expense. Our assumption of such business risks is evidenced when, among other factors, we take responsibility for delivery of the product or service, establish pricing of the arrangement, and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenues net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenues and sales and marketing expense.
Revenues are recorded net of any sales and other taxes collected from the customers.
Income Taxes
We make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statements purposes. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, then an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense, thereby increasing net income in the period such determination was made. Should we determine that we are not likely to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be made to increase income tax expense, thereby reducing net income in the period such determination was made. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries, excluding the acquired subsidiaries in India and Germany, or the cumulative translation adjustment related to those investments because such amounts are expected to be reinvested indefinitely.
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
Critical estimates in valuing intangible assets include, but are not limited to, estimates about: future expected cash flows from customer contracts, customer lists, distribution agreements, proprietary technology, and non-compete agreements; the acquired company’s brand awareness and market position; assumptions about the period of time the brand will continue to be used in our product portfolio; as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
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
Contingent Consideration

We estimated the fair value of the acquisition-related contingent consideration using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of contingent consideration is remeasured each reporting period, with any change in the value recorded as income or expense. When acquisition-related contingent consideration is no longer subject to contingency, it is recorded in the consolidated balance sheets under acquisition-related liabilities.
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
Short-Term Investments
Our short-term investments consist of financial instruments with maturities, at the time of purchase, greater than 90 days but less than one year. These short-term investments are classified as available-for-sale and are carried at fair value.
Property and Equipment
We record property and equipment at cost and provide for depreciation and amortization using the straight-line method for financial reporting purposes over the estimated useful lives. The estimated useful lives by asset classification are as follows:

Building improvements	13 years
Computer hardware	3 years
Computer software	3 to 5 years
Furniture and equipment	3 years
Leasehold improvements	Shorter of the estimated useful life or life of related lease
We capitalize certain costs of software developed or obtained for internal use. We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. We expense costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities as we incur these costs. Our policy provides for the capitalization of certain payroll, benefits, and other payroll-related costs for employees who are directly associated with internal-use computer software development projects, as well as external direct costs of materials and services associated with developing or obtaining internal-use software. We only capitalize personnel costs that relate directly to time spent on such projects.
There were no impairments related to property and equipment during the years ended September 30, 2013, 2012, and 2011.
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
All of our strategic investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. When assessing our investments for other-than-temporary declines in value, we will consider many factors, including but not limited to the following: the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the investee’s liquidity and cash position, and market acceptance of the investee’s products and services. From time to time, we may consider third-party valuations. In the event an investment experiences other-than-temporary declines in value, we will record an impairment loss in other income (expense) in our consolidated statements of operations. There were no impairment charges related to strategic investments during the years ended September 30, 2013, 2012, and 2011.
Intangible Assets
Intangible assets primarily consist of acquired technology, customer relationships, and trade names and trademarks. Our intangible assets are subject to amortization using the straight-line method over their estimated period of benefit, ranging from two to 13 years. We evaluate the estimated remaining useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There were no impairment charges related to intangible assets during the years ended September 30, 2013, 2012, and 2011.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and the identifiable intangible assets. Goodwill is not amortized; rather, goodwill is tested for impairment at the reporting unit level on an annual basis in the second quarter, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. There were no charges recorded related to goodwill impairment during the years ended September 30, 2013, 2012, and 2011.
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
Under the 2007 Equity Incentive Plan (“Equity Plan”), we granted selected executives and certain key employees performance-based restricted stock units (“RSUs”), whose vesting is contingent upon meeting certain company-wide performance goals. We estimate the probable number of performance-based RSUs that will be vested until the achievement of the performance goals is known.
Advertising Costs
Advertising costs are expensed as incurred or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. Advertising expenses for 2013, 2012, and 2011, were $15.1 million, $10.0 million, and $9.1 million, respectively.
Leases
We lease office space and equipment under non-cancelable operating leases. The terms of our lease agreements generally provide for rental payments on a graduated basis. We record rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense for 2013, 2012, and 2011 was $8.5 million, $4.4 million, and $3.3 million, respectively.
Warranty Claims
Our software contracts typically include an industry-standard software performance warranty provision. Historically, we have experienced minimal warranty claims. Our standard sales contracts typically do not include contingencies such as rights of return or conditions of acceptance.
Deferred Revenues and Deferred Costs

As described above in our Revenue Recognition Policy, we defer certain revenues and related direct and incremental costs and recognize them ratably over the applicable service period. We categorize deferred revenues and deferred costs on our consolidated balance sheets as current if we expect to recognize such revenue or cost within the following 12 months.
Deferred revenue as of September 30, 2013 primarily consisted of subscription services and professional services billed in advance. For subscription services billed in advance, nearly all of the balance as of September 30, 2013 will be recognized within 12 months. Accordingly, nearly all of the deferred subscription revenue was included in the short-term deferred revenue balance as of September 30, 2013.
Nearly all of the September 30, 2013 non-current deferred revenue balance consists of deferred professional services billed in advance from contracts where such professional services did not have standalone value. The majority of that balance will be recognized in 2015. Professional services billed in advance for which standalone value was established are included in the short-term deferred revenues as such services are to be delivered in 2014.
Deferred Commission
We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. Capitalized commission costs are deferred until the associated services have been delivered or are amortized ratably over the expected lives of the customer relationships. Deferred commission costs are included in deferred costs and other assets on the consolidated balance sheets.
Concentrations of Credit Risk
Financial instruments that potentially subject Concur to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. These instruments are generally unsecured and uninsured. We maintain the majority of our cash balances with a few financial institutions. Accounts receivable are from revenues earned from customers across different geographic areas, primarily located in the United States, and operating in a wide variety of industries. No customer represented greater than 10% of outstanding accounts receivable at either September 30, 2013 or 2012. No single customer accounted for more than 10% of our total revenues during 2013, 2012, or 2011. We typically do not require collateral or other security to support credit sales but provide allowances for sales and doubtful accounts based on historical experience and specific identification.
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
Reclassifications
We have reclassified certain amounts previously presented for prior periods to conform to current presentation. The reclassifications had no effect on consolidated net loss or total stockholders’ equity.
Recently Issued Accounting Pronouncements
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
Note 3. Net Income (Loss) Per Share
We calculate basic net income (loss) per share by dividing net income (loss) attributable to Concur for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to Concur is computed giving effect to all potential weighted average diluted common stock, including options, restricted stock units, warrants, and convertible senior notes, using the treasury stock method.
The computation of basic and diluted net income (loss) per share is as follows:

	Year Ended September 30,
	2013	2012	2011
Net loss attributable to Concur	$(24,394)	$(7,006)	$(10,743)
Weighted average number of shares outstanding:
Basic	55,631	54,595	53,464
Dilutive effect of share-based equity awards	—	—	—
Diluted	55,631	54,595	53,464
Net loss per share available to Concur's common stockholders:
Basic	$(0.44)	$(0.13)	$(0.20)
Diluted	(0.44)	(0.13)	(0.20)
We excluded certain shares from the computation of diluted net income (loss) per share because the effect of these shares would have been anti-dilutive.

	Year Ended September 30,
	2013	2012	2011
Share-based equity awards	3,451	3,602	3,534
2015 convertible senior notes	5,491	5,491	5,491
Warrants associated with the 2015 convertible senior notes	5,491	5,491	5,491
2018 convertible senior notes	4,662	—	—
Warrants associated with the 2018 convertible senior notes	4,662	—	—
Under the treasury stock method, the 2015 and 2018 convertible senior notes have a dilutive impact on net income (loss) per share when the average stock price for the period exceeds the respective conversion price for the 2015 and 2018 convertible senior notes (discussed in Note 10).
We also have entered into note hedge transactions in connection with our 2015 and 2018 convertible senior notes (“2015 Note Hedges” and “2018 Note Hedges,” respectively, and together, the “Note Hedges”) with respect to our common stock

(discussed in Note 10) to minimize the impact of potential economic dilution upon conversion of our 2015 and 2018 convertible senior notes. The Note Hedges were outstanding during 2013, 2012, and 2011. Since the beneficial impact of the Note Hedges were anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share.

Note 4. Business Combinations
2013 Business Combinations
During 2013, we completed three acquisitions qualifying as business combinations primarily to expand our products and services offerings. During 2013, we paid $83.8 million for these acquisitions, net of cash acquired. In addition, approximately $2.2 million of holdback payments is reserved on our consolidated balance sheet for potential adjustments to the estimated working capital acquired. We expect the holdback payments to be released during the three months ending December 31, 2013. Also included in total consideration transferred for these business acquisitions was contingent consideration of $3.2 million. These acquisitions were not significant individually or in the aggregate. We have included the financial results of these entities in our consolidated financial statements from the date of each respective acquisition.
The preliminary fair value estimates for the assets acquired and liabilities assumed for these acquisitions completed during 2013 were based upon preliminary calculations and valuations. Our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, and income and non-income based taxes.
In allocating the preliminary purchase price consideration based upon estimated fair values, we recorded $35.7 million of acquired intangible assets with useful lives of two to 13 years, $40.7 million of goodwill, $4.5 million of net tangible assets, and $10.7 million of deferred tax assets.
The goodwill recorded in connection with these business combinations is primarily related to the synergies to be achieved that are unique to our business. Of the total aggregate amount of goodwill acquired, $12.7 million is deductible for tax purposes.
Pro forma results of operations have not been presented because the effects of the acquisitions individually or in the aggregate were not significant.

2011 Business Combinations
Acquisition of GlobalExpense
On July 1, 2011, we completed the acquisition of GlobalExpense Limited (“GlobalExpense”) for total cash consideration of $19.2 million. In addition, the Company was required to make additional payments (“GlobalExpense contingent consideration”) up to £2.0 million in cash, based on the achievement of certain revenue targets related to GlobalExpense’s service through September 30, 2012. The estimated fair value using a discounted cash flow model of the GlobalExpense contingent consideration at July 1, 2011 was $2.6 million and was included in the total purchase price. We remeasured the fair value of the GlobalExpense contingent consideration each reporting period based on GlobalExpense’s achievement of revenue targets. The change in fair value of contingent consideration was recorded in the consolidated statements of operations. As of September 30, 2012, the revenue targets have been fully met. The additional GlobalExpense consideration of £2.0 million (US$3.2 million) was finalized in 2012 and paid in 2013.
The total purchase price was allocated as of the acquisition date as set forth below:

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
The goodwill recorded in connection with our business combinations is primarily related to the synergies to be achieved that are unique to our business. The goodwill balance is not deductible for tax purposes.
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
We acquired all of the outstanding shares of TripIt for $24.7 million of cash, and 814 shares of Concur’s common stock valued at approximately $41.2 million at closing, plus future contingent consideration with an acquisition date fair value of $28.9 million (further discussed under “Top-Up Payment” below). Of the $28.9 million, $17.4 million was recorded as part of the purchase consideration. The remaining $11.5 million is related to certain individuals whose ability to receive a Top-Up Payment was subject to a continued employment requirement. The portion of the fair value of the contingent consideration subject to the continued employment requirement is recognized as compensation expense in post combination financial statements.
In addition, we issued unvested Concur restricted stock units in exchange for cancellation of unvested TripIt stock options outstanding with an aggregate value of $9.9 million. The portion of the fair value of the replacement award that is attributable to the pre-combination service period is $3.6 million and has been included as part of the purchase consideration. We accounted for this acquisition using the purchase method of accounting. We have included the financial results of TripIt in our consolidated financial statements beginning on the acquisition date.
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
The goodwill recorded in connection with our business combinations is primarily related to the synergies to be achieved that are unique to our business. The goodwill balance is not deductible for tax purposes.
Transaction costs of $1.9 million associated with TripIt were included in general and administrative expenses in our consolidated statements of operations for 2011.
Top-Up Payment
As part of the TripIt acquisition, we agreed to pay additional cash consideration of up to $38.3 million to the former TripIt shareholders on the 30 month anniversary of the closing or at such earlier time as specified in the Agreement (“Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the consideration issued at the closing (“Market Value”) was to be less than approximately $82.1 million or $100.90 per share (“Guaranteed Value”), subject to adjustments, we were to make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (“Top-Up Payment”), subject to certain limited exceptions. Such right to receive the Top-Up Payment would terminate in the event the value of the shares paid at closing increased by approximately $38.3 million to $100.90 per share at any time prior to the Top-Up Payment Date. If shares were sold or transferred before the Top-Up Payment Date, such holders would not have been eligible to receive a Top-Up Payment. In addition, certain former TripIt shareholders that became employees of Concur would not have been eligible to receive a Top-Up Payment if these employees terminated employment with Concur prior to the required service period. The fair value of the contingent consideration has been remeasured at each reporting period until the Top-Up Payment Date, with any changes in the value recorded as income or expense.
As of September 30, 2011, the total fair value of the acquisition-related contingent consideration associated with TripIt was $35.4 million, of which $30.9 million was recorded as a long-term liability. The remaining $4.5 million was compensation related and recorded during the requisite service period.
As of September 30, 2012, the total fair value of the acquisition-related contingent consideration associated with TripIt was $22.7 million, which was classified as a current liability recorded under acquisition-related contingent consideration in our consolidated balance sheets.
On the Top-Up Payment Date during 2013, the fair value of the contingent consideration was finalized at $11.3 million and we paid such amounts to the former TripIt shareholders during 2013.
Pro forma results of operations have not been presented because the effects of the 2011 acquisitions individually or in the aggregate were not significant.
Note 5. Property and Equipment
As of the dates specified below, our property and equipment consisted of the following:

	September 30,
	2013	2012
Land and building	$6,277	$6,108
Computer hardware	33,985	28,534
Computer software	89,307	76,215
Furniture and equipment	3,603	1,826
Leasehold improvements	11,830	6,447
Property and equipment, gross	145,002	119,130
Less: accumulated depreciation	(62,588)	(61,739)
Property and equipment, net	$82,414	$57,391
Depreciation expense of property and equipment was $29.5 million, $23.2 million, and $19.5 million for 2013, 2012, and 2011, respectively.
Note 6. Investments
Strategic Investments in Private Companies
Our total equity and cost method investment balances recorded as of September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
Equity method investments	$25,407	$14,911
Cost method investments	76,349	50,710
Total investments	$101,756	$65,621
As of September 30, 2013, our equity method investments included the following:
Cleartrip. We have an investment in privately-held Cleartrip, Inc. (“Cleartrip”), a leading provider of online travel services in India. We initially invested $40.0 million in both preferred stock and common stock in 2011. In 2012, we invested an additional $12.0 million in preferred stock. During the year ended September 30, 2013, we invested a total of $10.9 million in preferred stock. Classes of preferred stock in Cleartrip that do not meet the characteristics of in-substance common stock have been accounted for under the cost method. As of September 30, 2013, our equity interest of 19% in Cleartrip’s common stock and certain classes of preferred stock is accounted for under the equity method, because our total ownership interest exceeds 20% and we have the ability to exert significant influence. As of September 30, 2013, the difference between the carrying amount of our investment and the underlying equity in net assets of Cleartrip was $17.9 million, which was identified as intangible assets and goodwill. Intangible assets are amortized over their estimated useful lives of five to 10 years.
Yapta. In 2011, we invested $5.3 million in the preferred stock of privately-held Yapta, Inc. (“Yapta”), a leading provider of fare tracking services. During the year ended September 30, 2013, we invested another $3.4 million in the preferred stock of Yapta. As of September 30, 2013, our equity interest in the outstanding stock of Yapta is 48.1%. Our investment meets the definition of in-substance common stock. We, therefore, account for our total investment in Yapta under the equity method. As of September 30, 2013, the difference between the carrying amount of our investment and the underlying equity in net assets of Yapta was $5.0 million, which was identified as intangible assets and goodwill. Intangible assets are amortized over their estimated useful lives of five to 10 years.
We review both equity method and cost method investments periodically for impairment. There were no impairment charges during the years 2013, 2012, and 2011.
Summarized Financial Information of Equity Method Investees
The following is the aggregated summarized financial information of our equity method investees, which includes summarized results of operations information for 2013, 2012 and 2011 and summarized balance sheet information as of September 30, 2013 and 2012:

Operating results	2013	2012	2011
Net revenue	$30,202	$26,594	$12,900
Gross margin	18,035	15,392	5,218
Net loss	(15,549)	(16,544)	(3,579)

Balance sheet	September 30, 2013	September 30, 2012
Current assets	$23,701	$20,173
Current liabilities	22,045	12,952
Non-current assets	9,022	6,906
Non-current liabilities	1,007	2,770
Summarized financial information for our equity method investees is presented on the basis of up to a one-quarter lag and is included for the periods in which we held an equity method ownership interest.
Other Investments
We generally invest our excess cash in investment grade short- to intermediate-term fixed-income securities and money market funds. For further information, see Note 14 of the Notes to Consolidated Financial Statements.
Note 7. Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and the identifiable intangible assets. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the second quarter.
The changes in the carrying balance of goodwill were as follows:

Balance as of September 30, 2011	$279,192
Addition — Etap earn-out (1)	2,697
Finalization of GlobalExpense acquisition date fair value (2)	1,135
Other adjustments (3)	(1,132)
Balance as of September 30, 2012	281,892
2013 acquisitions	40,715
Other adjustments (3)	1,847
Balance as of September 30, 2013	$324,454
(1) On August 1, 2009, we completed the acquisition of Etap-On-Line. The purchase price was subject to specified earn-out provisions determined over a three-year period ended September 30, 2012. We considered the earn-out amounts as additional contingent consideration and recorded them in goodwill as incurred. We recorded a $2.7 million earn-out as additional goodwill for 2012.
(2) In the fourth quarter of 2011, we completed the acquisition of GlobalExpense for total consideration of $21.8 million. We finalized our purchase price allocation in 2012. Goodwill increased by $1.1 million as a result of the finalization of purchase price allocation.
(3) Other adjustments primarily represent the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. These goodwill balances are translated into U.S. Dollars using exchange rates in effect at period end. Adjustments are included in other comprehensive income (loss).
Note 8. Intangible Assets
During 2013, we completed several business combinations. In allocating the preliminary purchase price consideration based on estimated fair values, we recorded a total amount of $35.7 million of acquired intangible assets with useful lives ranging from two to 13 years.
During 2012, we acquired intangible assets from ADP, Inc. and accounted for this as an acquisition of assets because the acquired assets did not constitute a business according to the definition of a business under ASC Topic 805, Business Combinations. We recorded the total acquisition costs, including cash payments for the acquired assets and the related transaction costs, of $67.3 million as an intangible asset. This amount has been assigned to customer relationships because the intangible asset consists of a large number of customer contracts for our travel and expense management services that were previously resold to small-to-medium sized businesses by ADP, Inc. under a reseller agreement between us and ADP, Inc.  These customer contracts typically have an initial term of one year or less with automatic renewal, subject to the right of either party to terminate the contract with prior written notice. The acquired intangible asset has an estimated useful life of 9 years, based primarily on our analysis of the historical attrition data for the underlying customer contracts over the past 12 years.
The following table presents the components of our intangible assets as of the dates specified below:

	September 30, 2013			September 30, 2012
Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$3,886	$(1,368)	$2,518	$3,125	$(878)	$2,247
Technology	45,694	(22,427)	23,267	25,396	(18,093)	7,303
Customer relationships	141,586	(44,074)	97,512	126,123	(29,778)	96,345
Total	$191,166	$(67,869)	$123,297	$154,644	$(48,749)	$105,895
The related amortization expense reflected in our consolidated statements of operations for 2013, 2012, and 2011 was $18.8 million, $18.2 million, and $10.1 million, respectively.
The following table presents the estimated future amortization expense related to intangible assets held at September 30, 2013:

Year Ended September 30,	Amortization of Intangible Assets
2014	$20,874
2015	20,729
2016	18,375
2017	16,857
2018	15,734
Thereafter	30,728
Total	$123,297
Note 9. Customer Funding Liabilities
We draw funds from and make payments on behalf of our customers for employee expense reimbursements, related corporate credit card payments, and vendor payments. We hold these funds in cash and record our obligation to make these expense reimbursements and payments on behalf of our customers as customer funding liabilities.
Note 10. Debt

The following table presents our outstanding debt:

	September 30, 2013				September 30, 2012
	Principal	Unamortized Discount	Note Issuance Costs	Carrying Value	Principal	Unamortized Discount	Notes Issuance Costs	Carrying Value
2015 Notes	$287,500	(19,898)	(2,176)	$265,426	$287,500	$(32,333)	$(3,560)	$251,607
2018 Notes	488,750	(96,660)	(10,283)	381,807	—	—	—	—
Total	$776,250	$(116,558)	$(12,459)	$647,233	$287,500	$(32,333)	$(3,560)	$251,607
2015 Convertible Senior Notes
In March 2010, we issued $287.5 million principal amount of our 2.50% convertible senior notes due April 15, 2015 (“2015 Notes”). All amounts from the issuance of the 2015 Notes were settled in April 2010.
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
Holders of the 2015 Notes may convert their 2015 Notes on or after January 15, 2015 until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon conversion, we will satisfy our conversion obligation by delivering cash and shares of common stock, if any, based on a daily settlement amount (as defined in the 2015 Indenture). Prior to January 15, 2015, holders of the 2015 Notes may convert their 2015 Notes under any of the following conditions:

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
For at least 20 trading days during the 30 consecutive trading day period ended September 30, 2013, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the Notes are convertible at the holders’ option for the quarter ending December 31, 2013 and the Notes are classified as a current liability on the consolidated balance sheets.
In accounting for the issuance of the 2015 Notes, we separated the 2015 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“2015 Note Discount”) is amortized to interest expense over the term of the 2015 Notes. The remaining term of the 2015 Note is approximately 1.5 years. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2015 Notes as a whole. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the 2015 Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the 2015 Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital (“2015 Note Issuance Costs”). The carrying amount of the equity component, net of transaction costs, was $56.3 million at September 30, 2013 and 2012.

The following table presents the interest expense related to the 2015 Notes for the years ended September 30, 2013, 2012, and 2011:

	Year Ended September 30,
	2013	2012	2011
Contractual interest expense	$7,188	$7,188	$7,188
Amortization of debt issuance costs	1,412	1,266	1,212
Accretion of debt discount	11,834	10,880	10,121
	$20,434	$19,334	$18,521
Effective interest rate of the liability component	7.73%	7.73%	7.73%
The net proceeds from the 2015 Notes were approximately $279.0 million after payment of the initial purchasers’ discounts and offering expenses. From these net proceeds, we used a net total of approximately $34.1 million, which included $60.1 million to pay for the cost of the 2015 Note Hedges offset by proceeds of $26.1 million from our sale of 2015 Warrants. These transactions are described in more detail below. We expect to continue to use the net proceeds of the 2015 Notes for general corporate purposes, including potential acquisitions and strategic transactions.
2015 Note Hedges
To minimize the impact of potential economic dilution upon conversion of the 2015 Notes, we entered into the 2015 Note Hedges with respect to our common stock. We paid $60.1 million for the 2015 Note Hedges. The 2015 Note Hedges cover approximately 5.5 million shares of our common stock at a strike price of $52.35 per share subject to anti-dilution adjustments and are exercisable upon conversion of the 2015 Notes. The 2015 Note Hedges will expire upon the maturity of the 2015 Notes. The 2015 Note Hedges are intended to reduce the potential economic dilution upon conversion of the 2015 Notes in the event that the market value per share of our common stock, as measured under the 2015 Notes, at the time of exercise is greater than the conversion price of the 2015 Notes.
2015 Warrants
Separately, we entered into warrant transactions, whereby we sold warrants to acquire up to 5.5 million shares of our common stock at a strike price of $73.29 per share, subject to anti-dilution adjustments (“2015 Warrants”). The 2015 Warrants will expire upon the maturity of the 2015 Notes. We received proceeds of $26.1 million from the sale of the 2015 Warrants. If the market value per share of our common stock, as measured under the 2015 Warrants, exceeds the strike price of the 2015 Warrants, the 2015 Warrants will have a dilutive effect on our net income per share.
2018 Convertible Senior Notes
During the quarter ended June 30, 2013, we issued $488.8 million principal amount of our 0.50% convertible senior notes due June 15, 2018 (“2018 Notes”). All amounts from the issuance of the 2018 Notes were settled during the quarter ended June 30, 2013.
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
Holders of the 2018 Notes may convert their Notes on or after March 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon conversion, we will satisfy our conversion obligation by delivering cash and shares of common stock, if any, based on a daily settlement amount (as defined in the 2018 Indenture). Prior to March 15, 2018, holders of the 2018 Notes may convert their 2018 Notes under any of the following conditions:

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

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and applicable conversion rate on such day; or

•	upon the occurrence of specified corporate events.
In accounting for the issuance of the 2018 Notes, we separated the 2018 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“2018 Notes Discount”) is amortized to interest expense over the term of the 2018 Notes. The remaining term of the 2018 Notes is approximately 4.7 years at September 30, 2013. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2018 Notes as a whole. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the 2018 Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the 2018 Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital (“2018 Notes Issuance Costs”). Transaction costs allocated to the liability component, net of amortization, were $10.3 million as of September 30, 2013, and transaction costs allocated to the equity component were $2.9 million for the 2018 Notes. Additionally, we recorded a deferred tax asset of $1.1 million in connection with the transaction costs associated with the 2018 Notes. The carrying amount of the equity component, net of transaction costs, was $99.6 million at September 30, 2013.
The following table presents the interest expense related to the 2018 Notes for the years ended September 30, 2013, 2012, and 2011 respectively:

	Year Ended September 30,
	2013	2012	2011
Contractual interest expense	787	$—	$—
Amortization of debt issuance costs	625	—	—
Accretion of debt discount	5,784	—	—
	$7,196	$—	$—
Effective interest rate of the liability component	5.75%	—%	—%
The net proceeds from the 2018 Notes were approximately $474.9 million after payment of the initial purchasers’ discounts and offering expenses. From these net proceeds, we used a net total of approximately $34.4 million, which included $58.2 million to pay for the cost of the 2018 Note Hedges, partially offset by proceeds of $23.8 million from our sale of 2018 Warrants (as defined and described below). These transactions are described in more detail below. We expect to continue to use the net proceeds of the 2018 Notes for general corporate purposes, including potential acquisitions and strategic transactions.
2018 Note Hedges
To minimize the impact of potential economic dilution upon conversion of the 2018 Notes, we entered into 2018 Note Hedges with respect to our common stock. We paid $58.2 million for the 2018 Note Hedges. The 2018 Note Hedges cover approximately 4.7 million shares of our common stock at a strike price of $104.85 per share subject to anti-dilution adjustments and are exercisable upon conversion of the 2018 Notes. The 2018 Note Hedges will expire upon the maturity of the 2018 Notes. The 2018 Note Hedges are intended to reduce the potential economic dilution upon conversion of the 2018 Notes in the event that the market value per share of our common stock, as measured under the 2018 Notes, at the time of exercise is greater than the conversion price of the notes.
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
The following is a geographical breakdown of consolidated net income (loss) before income tax:

	Year Ended September 30,
	2013	2012	2011
United States	$14,354	$12,392	$(10,234)
Foreign	(36,743)	(16,740)	1,603
Total income (loss) before income tax	$(22,389)	$(4,348)	$(8,631)
For 2013, 2012 and 2011, income tax expense consisted of the following:

	Year Ended September 30,
	2013	2012	2011
Current income taxes:
Federal	$5,343	$491	$(338)
State and local	646	613	244
Foreign	3,297	3,511	1,390
Current income tax expense	9,286	4,615	1,296
Deferred income taxes:
Federal	(3,052)	1,276	606
State and local	(560)	(513)	157
Foreign	(2,741)	(2,151)	174
Deferred income tax expense	(6,353)	(1,388)	937
Income tax expense	$2,933	$3,227	$2,233
Our effective tax rate reflects the inability of the Company to recognize a tax benefit associated with the losses from our Dutch licensing company, partially offset by income from the revaluation of the contingent consideration which is not subject to income taxes. A reconciliation of our effective income tax rate on income before taxes with the federal statutory rate is as follows:

	Year Ended September 30,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income taxes	(1.0)	(5.5)	0.9
Research and development tax credits	7.5	11.8	23.0
Reserves for uncertainty in income taxes	(1.8)	(6.1)	(3.8)
Foreign rate differentials	(62.3)	(151.7)	3.2
Change in valuation allowance	1.8	(16.5)	(3.0)
Nondeductible expense	(7.5)	(3.6)	(18.0)
Acquisition-related contingent consideration	17.3	57.7	(56.6)
Other	(2.1)	4.7	(6.6)
Effective tax rate	(13.1)%	(74.2)%	(25.9)%

Our deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for the future tax benefit of net operating losses, share-based compensation, and tax credit carryforwards. Significant components of our deferred tax assets and liabilities as of September 30, 2013 and 2012, are as follows:

	September 30,
	2013	2012
Domestic deferred tax assets:
Net operating loss carryforwards	$18,816	$8,069
Credit carryforwards	6,290	11,167
Deferred revenue	33,290	28,196
Share-based compensation	27,320	21,347
Other compensation	3,110	4,874
Unrealized gains/losses	3,228	1,688
Deferred rent	3,793	266
Other	1,294	1,320
Total domestic deferred tax assets	97,141	76,927
Less: valuation allowance	(4)	(145)
Net domestic deferred tax assets	97,137	76,782

Domestic deferred tax liabilities:
Intangible assets	(9,381)	(10,305)
Property and equipment	(12,154)	(13,463)
Deferred costs	(29,258)	(24,718)
Convertible debt	(14,931)	(210)
Other	(2,219)	(184)
Total domestic deferred tax liabilities	(67,943)	(48,880)
Net domestic deferred tax asset	$29,194	$27,902

	September 30,
	2013	2012
Foreign deferred tax assets:
Net operating loss carryforwards	$7,569	$3,741
Deferred revenue	909	1,368
Share-based compensation	1,884	1,480
Compensation	554	217
Other	844	307
Total foreign deferred tax assets	11,760	7,113
Less: valuation allowance	(5,845)	(3,073)
Net foreign deferred tax assets	5,915	4,040

Foreign deferred tax liabilities:
Intangible assets	(4,877)	(3,975)
Deferred costs	(56)	(83)
Other	(233)	(506)
Total foreign deferred tax liabilities	(5,166)	(4,564)
Net foreign deferred tax liability	$749	$(524)
The deferred tax valuation allowance increased by $2.6 million in 2013, as compared to an increase of $2.9 million for 2012. The increase in the valuation allowance for 2013 was primarily due to the deferred tax asset related to acquired foreign net operating losses offset by a release of the valuation allowance for the deferred tax assets related to foreign net operating losses we expect to realize.

To the extent that we are able to generate consistent taxable income within those operations with valuation allowances, we may reduce the valuation allowances, thereby reducing the income tax expense and increasing net income in the period the determination is made.
As a result of certain realization requirements of ASC 718, the above table of deferred tax assets and liabilities does not include certain deferred tax assets as of September 30, 2013 and 2012 that arose directly from (or the use of which was postponed by) tax deductions related to share-based compensation arrangements in excess of compensation recognized for financial reporting. Those deferred tax assets include net operating loss carryforwards (“NOL”) and research and development tax credits. Equity will be increased by $64.3 million if and when such deferred tax assets are ultimately realized. We use ASC 740 ordering for purposes of determining when excess tax benefits have been realized.
As of September 30, 2013, we had total federal net operating loss carryforwards in the amount of $211.0 million, which will expire in the years 2020 to 2031. As of September 30, 2013, we had total foreign net operating loss carryforwards in the amount of $28.8 million, most of which can be carried forward subject to various time limits. As of September 30, 2013, we had federal research and development credits in the amount of $11.2 million, which will expire in the years 2017 to 2033.
Our utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382 and similar foreign and state provisions. The annual limitations could result in the expiration of net operating losses before they can be utilized.
A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $4.8 million as of September 30, 2013. We intend to reinvest these earnings for the foreseeable future and if these amounts were distributed to the United States, in the form of dividends or otherwise, we would be subject to additional U.S. income taxes. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $1.8 million as of September 30, 2013.
We conduct business in the Republic of the Philippines, which grants “holidays” from income taxes for four to six year periods. These holidays expire in 2018. Without these tax “holidays,” we would have incurred aggregate income taxes of $149 in 2013 with an immaterial related earnings per share impact.
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
The reconciliation of our tax contingencies is as follows:

	Year Ended September 30,
	2013	2012
Gross tax contingencies — beginning of year	$5,115	$4,869
Increase due to acquisition	—	—
Gross increases to tax positions in prior periods	473	640
Gross decrease to tax positions in prior periods	(141)	(205)
Gross increases to current period tax positions	477	227
Gross decrease due to expiration	(408)	(416)
Gross tax contingencies — end of year	$5,516	$5,115
At September 30, 2013, and 2012, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $5.5 million and $4.9 million, respectively. We do not anticipate any significant changes to our unrecognized tax benefits within the next 12 months. Consistent with prior periods, we recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. The accrued interest at September 30, 2013 would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended September 30, 2013 and 2012 includes interest expense on unrecognized income tax benefits for current and prior years, which is not significant to our consolidated statements of operations.
We are subject to income taxes in the United States and numerous foreign jurisdictions. In the normal course of business, we are subject to examination by the Internal Revenue Service and various foreign jurisdictions and have different years open which are subject to audit.
Immaterial Balance Sheet Reclassification and Revision

Certain prior-year amounts have been reclassified to conform to the current year presentation. In the accompanying September 30, 2012 balance sheet, $17.4 million has been reclassified from non-current deferred tax assets to current deferred tax assets, leaving the non-current deferred taxes in a net liability position of $1.1 million.
The accompanying September 30, 2012 balance sheet has been revised from its previous presentation to present certain deferred taxes related to employee share-based payment awards as current. Previously, the company recorded such amounts as non-current tax assets. GAAP requires that deferred taxes which are to be realized within one year of the balance sheet date be recognized as current assets. This revision, which management has determined to be immaterial, had no impact on previously reported sales, operating expenses, operating cash flow or cash position.
Note 12. Contractual Obligations
Our future minimum commitments under non-cancelable contractual obligations are as follows:

Year Ended September 30,	2015 Convertible Senior Notes, including Interest	2018 Convertible Senior Notes, including Interest	Operating Leases	Purchase Obligations
2014	$7,188	$2,518	$12,689	$7,995
2015	294,687	2,444	10,766	5,739
2016	—	2,444	10,490	4,902
2017	—	2,444	9,012	1,911
2018	—	491,193	8,146	23
Thereafter	—	—	33,612	—
Total	$301,875	$501,043	$84,715	$20,570
Convertible Senior Notes
As of September 30, 2013, investors may require us to repurchase all or a portion of their 2015 Notes at a purchase price in cash equal to the full principle amount of the Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For at least 20 trading days during the 30 consecutive trading day period ended September 30, 2013, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the 2015 Notes are convertible at the holders’ option for the quarter ending December 31, 2013 and the 2015 Notes were classified as a current liability on the consolidated balance sheets. For further information, see Note 10 above.
As of September 30, 2013, investors may require us to repurchase all or a portion of their 2018 Notes at a purchase price in cash equal to the full principle amount of the Notes plus any accrued and unpaid interest on or after March 15, 2018, or upon the occurrence of certain events including specified corporate events or trading. As of September 30, 2013, the 2018 Notes were not convertible.
We have not received any shares under the 2015 Note Hedges or the 2018 Note Hedges and have not delivered cash or shares under the 2015 Warrants or the 2018 Warrants. For further information, see Note 10 above.
Operating Leases
We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Bellevue, Washington under an operating lease that expires on May 21, 2023. Amounts for both rent and common area maintenance under this lease are included in our contractual obligation in the table above.
We also lease office space in the United States in the states of California, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, Texas, and Virginia, and internationally in Australia, Canada, China (Hong Kong), Czech Republic, France, Germany, India, Japan, Mexico, Netherlands, Philippines, Singapore, and the United Kingdom. We do not include amounts for certain operating expenses under these leases such as common area maintenance.
Purchase Obligations
We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding. Future purchase obligations are related to services to support operations and sales and marketing and are based on contracted commitments.
Acquisition-Related Contingent Consideration

Contingent consideration is recorded at fair value as of the acquisition date and remeasured to fair value each reporting period, with any change in the value recorded as income or expense. As of September 30, 2013, we recorded a $3.2 million current acquisition-related contingent consideration associated with the acquisitions completed during 2013 as we agreed to pay additional cash consideration to the former shareholders of the acquired entities based on the achievement of certain revenue targets through June 30, 2014. Final payout may vary from our accrual as of September 30, 2013. Please see Note 4 of the Notes to Consolidated Financial Statements for a full description of the acquisition-related contingent consideration.

Note 13. Equity Plans and Share-Based Compensation
Our Equity Plan provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights and RSUs. During the second quarter of 2013, our Equity Plan was amended and restated to increase the shares of common stock reserved under our Equity Plan by 4.6 million. As of September 30, 2013, we had 4.2 million shares of common stock reserved for future grants under our Equity Plan. Based on our Equity Plan design, the 4.2 million shares of common stock equates to approximately 2.8 million RSUs reserved for future grants, which we generally use as long-term employee incentive and retention tools.
Under the Equity Plan, we granted selected executives and certain key employees performance-based RSUs, whose vesting was contingent upon meeting certain Company-wide performance goals. We estimate the probable number of performance-based RSUs that will be vested until the achievement of the performance goals is known. In order to vest, the low end of the predetermined Company-wide goals had to be met. Further, the number of 2013 Performance-based RSUs was determined based on the level of achievement. Therefore, participants in the 2013 Performance-based RSUs could have received a range of 0 shares to approximately 0.5 million shares. Based on the actual level of performance achievement through September 30, 2013, the 2013 Performance-based RSU participants received approximately 0.4 million shares.
The following table presents our share-based compensation resulting from equity awards that we recorded in our consolidated statements of operations:

	Year Ended September 30,
	2013	2012	2011
Cost of operations	$8,485	$7,489	$3,440
Sales and marketing	31,190	27,744	19,273
Systems development and programming	7,062	6,126	5,747
General and administrative	18,365	15,834	7,514
Total share-based compensation	$65,102	$57,193	$35,974
During the years 2013, 2012, and 2011, we capitalized $4.3 million, $3.4 million, and $1.9 million, respectively, of share-based compensation expense related to internal-use software development. Net cash proceeds from the exercise of stock options for 2013, 2012, and 2011 were $2.3 million, $2.8 million, and $2.0 million, respectively.
We have calculated an additional paid in capital (“APIC”) pool that represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include those excess tax benefits in APIC only when they have been realized. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess deficiencies as income tax expense in our consolidated statements of operations. Excess tax benefits or tax deficiencies, to the extent realized, are a factor in the calculation of diluted shares used in computing dilutive income (loss) per share. During 2013, 2012, and 2011, we realized an excess tax benefit in APIC from the exercise of stock options and the vesting of RSUs, which we present as financing cash flows with a corresponding reduction in operating cash flows in the consolidated statements of cash flows.
The following table presents our stock option activity for 2013:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic value
Outstanding as of September 30, 2012	627	$11.98
Exercised	(208)	11.16
Outstanding as of September 30, 2013	419	12.39	1.82	$41,115
Exercisable as of September 30, 2013	419	$12.39	1.82	$41,115

Total intrinsic value of options exercised for 2013, 2012, and 2011 was $13.1 million, $18.5 million, and $17.6 million, respectively.
Information regarding the weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable as of September 30, 2013, for selected exercise price ranges, is as follows (in thousands, except weighted average remaining contractual life (in years) and weighted average exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 7.86 - $ 7.99	16	1.31	$7.87	16	$7.87
8.50 - 9.81	5	0.70	9.67	5	9.67
10.14 - 10.67	54	0.94	10.55	54	10.55
11.20 - 12.89	296	1.93	12.44	296	12.44
16.00 - 16.17	48	2.45	16.01	48	16.01
$ 7.86 - $ 16.17	419	1.82	$12.40	419	$12.40
The following table presents a summary of RSUs award activity (in thousands, except weighted average share value):

	Shares	Weighted Average Share Value
Balance as of September 30, 2012	2,954	$49.32
Granted	1,244	87.28
Vested and released	(1,090)	45.34
Canceled	(83)	48.78
Balance as of September 30, 2013	3,025	$66.38
We granted 0.4 million, 0.9 million, and 0.8 million shares of performance-based RSUs during the years 2013, 2012, and 2011, respectively. The performance criteria have been fully achieved in 2013, 2012, and 2011.
Total fair value of RSUs vested during 2013, 2012, and 2011 was $49.4 million, $48.4 million, and $37.9 million, respectively. As of September 30, 2013, we had $112.1 million of total unrecognized share-based compensation costs net of estimated forfeitures that is expected to be recognized over a weighted average period of 1.4 years.
Note 14. Fair Value Measurements
The accounting guidance for fair value measurements establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value.
The hierarchy can be described as follows:

•	Level 1- observable inputs such as quoted prices in active markets;

•
Level 2- inputs other than the quoted prices in active markets that are observable either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•
Level 3- unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis include items such as property and equipment, cost and equity method investments, and other assets. These assets are measured at fair value if determined to be impaired. The fair values of these investments are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have highly liquid investments classified as cash equivalents and short-term investments included in our consolidated balance sheets. Cash equivalents consist of financial instruments that have original maturities of 90 days or less. Short-term investments consist of financial instruments with maturities greater than 90 days, but that generally mature in less than 1 year.
Our financial assets and liabilities measured at fair value as of September 30, 2013, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Money market funds	$9,095	$—	$—	$9,095
Time deposits	41,647	—	—	41,647
Commercial paper	—	146,424	—	146,424
Total cash equivalents	50,742	146,424	—	197,166
Short-term investments:
Commercial paper	—	385,223	—	385,223
Certificates of deposit	—	96,833	—	96,833
Other fixed-income securities	—	49,009	—	49,009
Total short-term investments	—	531,065	—	531,065
Liabilities:
Acquisition-related contingent consideration	$—	$—	$3,182	$3,182
(1) Included in “cash and cash equivalents” in the consolidated balance sheets as of September 30, 2013, in addition to $104.5 million of cash.
Our financial assets and liabilities measured at fair value as of September 30, 2012, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Time deposits	$45,323	$—	$—	$45,323
Commercial paper	—	136,072	—	136,072
Certificates of deposit	—	7,074	—	7,074
Total cash equivalents	45,323	143,146	—	188,469
Short-term investments:
Commercial paper	—	86,963	—	86,963
Certificates of deposit	—	79,503	—	79,503
Other fixed-income securities	—	34,596	—	34,596
Total short-term investments	—	201,062	—	201,062
Liabilities:
Acquisition-related contingent consideration	$—	$—	$22,692	$22,692
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
Acquisition-Related Contingent Consideration
We estimate the fair value of acquisition-related contingent consideration using various valuation approaches including the Monte Carlo Simulation approach and the probability-weighted discounted cash flow approach. Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of contingent consideration are recorded as income or expense in the consolidated statements of operations.

Acquisition of TripIt
The fair value of the contingent consideration was estimated using the Monte Carlo simulation approach, which utilizes certain inputs that are unobservable in the market. Key inputs include the expected term, risk-free rate, stock price, the volatility of our stock, and the strike price of $100.90. A volatility of 42% was used to calculate the fair value of our contingent consideration as of September 30, 2012. On the Top-Up Payment Date during 2013, the fair value of the contingent consideration was finalized at $11.3 million and we paid such amounts to the former TripIt shareholders during 2013.
The following table presents a reconciliation of TripIt contingent consideration liability measured at fair value using significant unobservable inputs (Level 3):

Balance as of September 30, 2011	$30,972
Total gains:
Recorded as revaluation of contingent consideration	(7,884)
Recorded as compensation expense	(396)
Balance as of September 30, 2012	22,692
Total gains:
Recorded as revaluation of contingent consideration	(6,694)
Recorded as compensation expense	(4,682)
Contingent consideration paid	(11,316)
Balance as of September 30, 2013	$—
Acquisition of GlobalExpense
The fair value of the contingent consideration was estimated by applying a probability-weighted discounted cash flow approach, which utilizes significant inputs that are unobservable in the market. Key assumptions included a weighted probability of achieving certain revenue targets through September 30, 2012 at each reporting period. As of September 30, 2012 the revenue targets have been fully met. The additional GlobalExpense consideration of £2.0 million (US$3.2 million) was finalized in 2012 and paid in 2013.
The following table presents a reconciliation of GlobalExpense contingent consideration liability measured at fair value using significant unobservable inputs (Level 3):

Balance as of September 30, 2011	$2,518
Total losses:
Recorded as revaluation of contingent consideration	610
Foreign currency translation	105
Balance as of September 30, 2012	$3,233
Total gains:
Foreign currency translation	(146)
Contingent consideration paid	(3,087)
Balance as of September 30, 2013	$—
Other Contingent Consideration
As part of the 2013 acquisitions, we agreed to pay additional cash consideration (“other contingent consideration”) of up to $5.5 million to the former shareholders of acquired entities based on the achievement of certain revenue targets. The fair value of the other contingent consideration was estimated by applying a probability-weighted discounted cash flow approach, which utilizes significant inputs that are unobservable in the market. Key assumptions include our assessment of the weighted probability of achieving certain revenue targets at each reporting period. The other contingent consideration was included in the current acquisition-related contingent consideration on our consolidated balance sheet as of September 30, 2013.
The following table presents a reconciliation of the contingent consideration based on the preliminary purchase price allocation and measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2013:

Balance as of September 30, 2012	$—
Other contingent consideration issued at business combination	3,049
Total losses:
Recorded as revaluation of other contingent consideration	—
Foreign currency translation	133
Balance as of September 30, 2013	$3,182
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During 2013, fair value adjustments made to assets required to be measured at fair value on a nonrecurring basis were immaterial. In 2012 and 2011, there were no adjustments.
Other Fair Value Disclosures
The fair values of the 2015 Notes and 2018 Notes were estimated using Level 2 inputs based on quoted market prices in markets that are not active. The fair values of our convertible senior notes are primarily affected by our stock price and are also subject to interest. As of September 30, 2013, the carrying amount and fair value of the 2015 Notes was $265.4 million and $610.2 million, respectively. As of September 30, 2012, the carrying amount and fair value of the 2015 Notes was $251.6 million and $438.0 million, respectively. As of September 30, 2013, the carrying amount and fair value of the 2018 Notes were $381.8 million and $590.8 million, respectively.
Note 15. Stock Repurchase Program
Our Board of Directors has authorized a stock repurchase of up to 12.0 million shares under a stock repurchase program that expires in January 2015. As of September 30, 2013, we remained authorized to repurchase up to an additional 7.1 million shares under this program.
We repurchased the following shares of common stock under the above-described repurchase program (in thousands, except average purchase price):

Year Ended September 30,	Shares Repurchased	Average Purchase Price	Total Amount
2013	9	$73.72	$651
2012	28	46.78	1,301
2011	48	36.72	1,753
Note 16. Geographic Data
We operate in and report on one segment, which is integrated travel and expense management solutions.
As of September 30, 2013 and 2012, the long-lived assets located outside the United States were immaterial. Revenues from customers outside the United States represented 15%, 15%, and 14% of total revenues for 2013, 2012, and 2011, respectively.
The following table presents our revenues by geographic region:

	Year Ended September 30,
	2013	2012	2011
United States	$461,841	$372,993	$299,994
Europe	58,713	49,963	36,260
Other	25,246	16,870	13,234
Total revenues	$545,800	$439,826	$349,488
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
Note 18. Retirement Plans
The Company offers various defined contribution plans covering eligible employees in the United States and foreign locations. The total expense associated with the contribution plans during 2013, 2012, and 2011 was $3.5 million, $2.4 million, and $1.7 million, respectively.
Note 19. Quarterly Financial Results (Unaudited)
Our summarized unaudited quarterly financial results for 2013, 2012, and 2011 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Revenues	$122,798	$127,370	$138,710	$156,922	$545,800
Operating income (loss)	(8,272)	(2,653)	13,800	3,521	6,396
Net income (loss) attributable to Concur	(12,032)	(7,645)	2,815	(7,532)	(24,394)
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(0.22)	$(0.14)	$0.05	$(0.13)	$(0.44)
Diluted	(0.22)	(0.14)	0.05	(0.13)	(0.44)
2012
Revenues	$100,384	$108,394	$113,167	$117,881	$439,826
Operating income (loss)	4,653	6,134	3,541	2,171	16,499
Net income (loss) attributable to Concur	(868)	(4,838)	6,906	(8,206)	(7,006)
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(0.02)	$(0.09)	$0.13	$(0.15)	$(0.13)
Diluted	(0.02)	(0.09)	0.12	(0.15)	(0.13)
2011
Revenues	$80,235	$84,629	$89,469	$95,155	$349,488
Operating income (loss)	8,961	(2,261)	1,795	923	9,418
Net income (loss) attributable to Concur	3,651	(2,629)	2,266	(14,031)	(10,743)
Net income (loss) per share attributable to Concur common stockholders:
Basic	$0.07	$(0.05)	$0.04	$(0.26)	$(0.20)
Diluted	0.07	(0.05)	0.04	(0.26)	(0.20)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with management and board authorization; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Grant Thornton, LLP has audited our internal control over financial reporting as of September 30, 2013; their report is included in Item 8 of this report.
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
We intend to satisfy any disclosure requirement under Item 10 of Form 10-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website at the address and location specified above.

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
The information required by this item relating to review, approval, or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Election of Directors — Board of Directors Meetings and Committees,” in each case in our proxy statement related to the 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included under the captions “Ratification of Selection of Independent Registered Public Accounting Firm — Independent Auditor’s Services and Fees” and “— Audit Committee Pre-Approval Policy” in our proxy statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. Financial Statements
Financial Statements of Concur Technologies, Inc.
Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm	41
Consolidated Statements of Operations for the years ended September 30, 2013, 2012, and 2011	43
Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2013, 2012, and 2011	44
Consolidated Balance Sheets as of September 30, 2013 and 2012	45
Consolidated Equity Statements for the years ended September 30, 2013, 2012, and 2011	46
Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012, and 2011	47
Notes to Consolidated Financial Statements	48
2. Schedule
The following financial statement schedule for the years ended September 30, 2013, 2012 and 2011, should be read in conjunction with the Consolidated Financial Statements of Concur Technologies, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts	79
Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Reorganization by and among Concur Technologies, Inc., Tolo One Acquisition Corp., Tolo Two Acquisition LLC, TripIt, Inc. and Mike Kwatinetz, as Stockholders’ Agent defined therein, dated as of January 12, 2011.	8-K	000-25137	1/28/2011	2.1
3.01	Registrant’s Second Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on August 7, 2009.	8-K	000-25137	3/29/2010	3.1
3.02	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/2007	3.1
4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	10/13/1998	4.01
4.02	Form of Base Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	4/5/2010	99.2
4.03	Form of Base Warrant Transaction Confirmation.	8-K	000-25137	4/5/2010	99.3
4.04	Form of Additional Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	4/5/2010	99.4
4.05	Form of Additional Warrant Transaction Confirmation.	8-K	000-25137	4/5/2010	99.5
4.06	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated April 6, 2010.	8-K	000-25137	4/7/2010	4.1
4.07	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated June 4, 2013	8-K	000-25137	6/4/2013	4.1
4.08	Form of Base Convertible Note Hedge Transaction Confirmation	8-K	000-25137	6/4/2013	99.1
4.09	Form of Base Warrant Transaction Confirmation	8-K	000-25137	6/4/2013	99.2
4.10	Form of Additional Convertible Note Hedge Transaction Confirmation	8-K	000-25137	6/4/2013	99.3
4.11	Form of Additional Warrant Transaction Confirmation	8-K	000-25137	6/4/2013	99.4
10.01	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	5/14/2004	10.01

10.02	Registrant’s Amended 1998 Director’s Stock Option Plan.*	10-Q	000-25137	5/14/2004	10.02
10.03	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	2/28/2000	4.09
10.04	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.*	S-8	333-141925	4/5/2007	4.1
10.05	Registrant's 2007 Equity Incentive Plan, as amended on February 27, 2013.*	8-K	000-25137	2/28/2013	99.1
10.06	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.*	8-K	000-25137	7/6/2010	99.1
10.07	Registrant’s 2010 Cash Incentive Plan. *	8-K	000-25137	3/21/2011	99.1
10.08	Registrant’s 2008 Employee Stock Purchase Plan.*	10-Q	000-25137	2/5/2009	10.01
10.09	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	8/26/1998	10.05
10.10	Registrant’s Fiscal 2011 Corporate Bonus Plan.*	10-K	000-25137	11/17/2011	10.11
10.11	Registrant's Fiscal 2012 Corporate Bonus Plan.*	10-K	000-25137	11/15/2012	10.12
10.12	Registrant's Fiscal 2013 Corporate Bonus Plan.*	—	—	—	—	X
10.13	Registrant's Amended and Restated Non-Employee Director Compensation Policy, as adopted on March 15, 2013.	—	—	—	—	X
10.14	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	8/26/1998	10.06
10.15	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	8/6/2008	10.01
10.16	Offer Letter, dated May 3, 2010, by and between Concur Technologies, Inc. and Frank Pelzer	8-K	000-25137	5/4/2010	99.1
10.17	Office Lease Agreement, dated as of June 13, 2012, between Registrant and Kilroy Realty, L.P.	10-Q	000-25137	8/7/2012	10.1
21.01	List of Registrant’s subsidiaries.	—	—	—	—	X
23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X
101.00	Financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, formatted in XBRL.***	—	—	—	—	X

*	Represents a management contract or compensatory plan, contract or arrangement.
**
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

***
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Equity Statements (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.
November 13, 2013	By:	/S/ S. STEVEN SINGH
S. Steven Singh Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/S/ S. STEVEN SINGH	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 13, 2013
S. Steven Singh
/S/ FRANCIS J. PELZER	Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2013
Francis J. Pelzer
/S/ RAJEEV SINGH	Director	November 13, 2013
Rajeev Singh
/S/ JEFFREY T. MCCABE	Director	November 13, 2013
Jeffrey T. McCabe
/S/ EDWARD P. GILLIGAN	Director	November 13, 2013
Edward P. Gilligan
/S/ GORDON EUBANKS	Director	November 13, 2013
Gordon Eubanks
/S/ JEFFREY T. SEELY	Director	November 13, 2013
Jeffrey T. Seely
/S/ RANDALL H. TALBOT	Director	November 13, 2013
Randall H. Talbot

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
CONCUR TECHNOLOGIES, INC.
September 30, 2013
(In thousands)
Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions (1)	Deduction(2)	Balance at End of Year
Year Ended September 30:
2013	$1,507	$7,033	$(4,973)	$3,567
2012	$1,307	$4,658	$(4,458)	$1,507
2011	$2,374	$3,329	$(4,396)	$1,307

(1)	Amounts charged against revenues for estimated sales returns.

(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Reorganization by and among Concur Technologies, Inc., Tolo One Acquisition Corp., Tolo Two Acquisition LLC, TripIt, Inc. and Mike Kwatinetz, as Stockholders’ Agent defined therein, dated as of January 12, 2011.	8-K	000-25137	1/28/2011	2.1
3.01	Registrant’s Second Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on August 7, 2009.	8-K	000-25137	3/29/2010	3.1
3.02	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/2007	3.1
4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	10/13/1998	4.01
4.02	Form of Base Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	4/5/2010	99.2
4.03	Form of Base Warrant Transaction Confirmation.	8-K	000-25137	4/5/2010	99.3
4.04	Form of Additional Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	4/5/2010	99.4
4.05	Form of Additional Warrant Transaction Confirmation.	8-K	000-25137	4/5/2010	99.5
4.06	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated April 6, 2010.	8-K	000-25137	4/7/2010	4.1
4.07	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated June 4, 2013	8-K	000-25137	6/4/2013	4.1
4.08	Form of Base Convertible Note Hedge Transaction Confirmation	8-K	000-25137	6/4/2013	99.1
4.09	Form of Base Warrant Transaction Confirmation	8-K	000-25137	6/4/2013	99.2
4.10	Form of Additional Convertible Note Hedge Transaction Confirmation	8-K	000-25137	6/4/2013	99.3
4.11	Form of Additional Warrant Transaction Confirmation	8-K	000-25137	6/4/2013	99.4
10.01	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	5/14/2004	10.01
10.02	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	5/14/2004	10.02
10.03	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	2/28/2000	4.09
10.04	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.*	S-8	333-141925	4/5/2007	4.1
10.05	Registrant's 2007 Equity Incentive Plan, as amended on February 27, 2013*	8-K	000-25137	2/28/2013	99.1
10.06	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.*	8-K	000-25137	7/6/2010	99.1
10.07	Registrant’s 2010 Cash Incentive Plan. *	8-K	000-25137	3/21/2011	99.1
10.08	Registrant’s 2008 Employee Stock Purchase Plan.*	10-Q	000-25137	2/5/2009	10.01
10.09	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	8/26/1998	10.05
10.10	Registrant’s Fiscal 2011 Corporate Bonus Plan.*	10-K	000-25137	11/17/2011	10.11
10.11	Registrant’s Fiscal 2012 Corporate Bonus Plan.*	10-K	000-25137	11/15/2012	10.12
10.12	Registrant’s Fiscal 2013 Corporate Bonus Plan.*	—	—	—	—	X
10.13	Registrant’s Amended and Restated Non-Employee Director Compensation Policy, as adopted on March 15, 2013.					X

10.14	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	8/26/1998	10.06
10.15	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	8/6/2008	10.01
10.16	Offer Letter, dated May 3, 2010, by and between Concur Technologies, Inc. and Frank Pelzer	8-K	000-25137	5/4/2010	99.1
10.17	Office Lease Agreement, dated as of June 13, 2012, between Registrant and Kilroy Realty, L.P.	10-Q	000-25137	8/7/2012	10.1
21.01	List of Registrant’s subsidiaries.	—	—	—	—	X
23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X
101.00	Financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, formatted in XBRL.***	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

***
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Equity Statements (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.