Form 10-Q
period 2013-12-31
CONCUR TECHNOLOGIES INC
filed 2014-02-06
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Number of shares of the registrant’s common stock outstanding as of January 31, 2014: 56,631,026

CONCUR TECHNOLOGIES, INC.
FORM 10-Q
December 31, 2013

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Concur Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2013	2012
Revenue	$163,078	$122,798
Expenses:
Cost of operations	58,523	34,996
Sales and marketing	73,162	54,942
Systems development and programming	21,564	14,227
General and administrative	24,904	19,632
Revaluation of contingent consideration	(1,228)	2,809
Amortization of intangible assets	5,230	4,464
Total expenses	182,155	131,070
Operating loss	(19,077)	(8,272)
Other income (expense):
Interest income	859	554
Interest expense	(10,880)	(4,968)
Loss from equity investments	(1,130)	(601)
Other, net	(582)	(88)
Total other expense	(11,733)	(5,103)
Loss before income tax	(30,810)	(13,375)
Income tax benefit	(6,439)	(1,057)
Consolidated net loss	(24,371)	(12,318)
Less: Loss attributable to noncontrolling interest	151	286
Net loss attributable to Concur	$(24,220)	$(12,032)
Net loss per share attributable to Concur common stockholders:
Basic	$(0.43)	$(0.22)
Diluted	(0.43)	(0.22)
Weighted average shares used in computing net loss per share:
Basic	56,056	55,082
Diluted	56,056	55,082
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2013	2012
Consolidated net loss	$(24,371)	$(12,318)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	1,310	754
Unrealized gain (loss) on available-for-sale investments	7	(14)
Other comprehensive income, before tax	1,317	740
Tax effect	138	2
Other comprehensive income, net of tax	1,179	738
Comprehensive loss	(23,192)	(11,580)
Less: Comprehensive loss attributable to noncontrolling interest	150	325
Comprehensive loss attributable to Concur	$(23,042)	$(11,255)
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2013	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$406,176	$301,696
Short-term investments	442,695	531,065
Accounts receivable, net of allowance of $5,642 and $3,567	110,803	106,587
Deferred tax assets	44,218	43,987
Deferred costs and other assets	54,609	55,341
Total current assets	1,058,501	1,038,676
Non-current assets:
Property and equipment, net	84,804	82,414
Investments	101,585	101,756
Deferred costs and other assets	48,695	51,082
Intangible assets, net	118,429	123,297
Deferred tax assets	3,417	3,255
Goodwill	325,343	324,454
Total assets	$1,740,774	$1,724,934
Liabilities and equity
Current liabilities:
Accounts payable	$14,333	$15,036
Customer funding liabilities	54,605	37,039
Accrued compensation	23,662	30,142
Acquisition-related liabilities	2,155	2,231
Acquisition-related contingent consideration	1,987	3,182
Other accrued expenses and liabilities	26,520	34,537
Deferred revenue	95,622	88,550
Convertible senior notes, net	268,846	265,426
Total current liabilities	487,730	476,143
Non-current liabilities:
Convertible senior notes, net	386,853	381,807
Deferred rent and other long-term liabilities	10,610	10,373
Deferred revenue	10,942	15,499
Tax liabilities	16,112	22,832
Total liabilities	912,247	906,654
Temporary equity: convertible senior notes	18,654	22,074
Concur stockholders’ equity:
Common stock, $0.001 par value per share	56	56
Authorized shares: 195,000
Shares issued and outstanding: 56,073 and 56,044
Additional paid-in capital	974,473	939,423
Accumulated deficit	(165,898)	(141,679)
Accumulated other comprehensive loss	(638)	(1,815)
Total Concur stockholders’ equity	807,993	795,985
Noncontrolling interest	1,880	221
Total equity	809,873	796,206
Total liabilities, temporary equity and stockholders' equity	$1,740,774	$1,724,934
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2013	2012
Operating activities:
Consolidated net loss	$(24,371)	$(12,318)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of intangible assets	5,230	4,464
Depreciation and amortization of property and equipment	9,163	6,621
Accretion of discount and issuance costs on notes	8,467	3,172
Share-based compensation	30,489	17,729
Revaluation of contingent consideration	(1,228)	2,809
Deferred income taxes	(7,035)	(1,631)
Excess tax benefits from share-based compensation	(146)	(146)
Loss from equity investments	1,130	601
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,953)	2,261
Deferred costs and other assets	3,334	1,414
Accounts payable	547	(1,237)
Accrued liabilities	(12,044)	(19,385)
Deferred revenue	2,516	695
Net cash provided by operating activities	12,099	5,049
Investing activities:
Purchases of investments	(248,385)	(127,508)
Maturities of investments	336,523	76,344
Increase in customer funding liabilities	17,467	2,989
Investments in and loans to unconsolidated affiliates	(3,524)	(17,326)
Capital expenditures	(12,306)	(10,534)
Net cash provided by (used in) investing activities	89,775	(76,035)
Financing activities:
Investment in consolidated joint venture by noncontrolling interest	1,809	—
Payments on repurchase of common stock	(441)	(201)
Net proceeds from share-based equity award activity	272	563
Proceeds from employee stock purchase plan activity	805	656
Minimum tax withholding on restricted stock awards	(26)	(96)
Excess tax benefits from share-based compensation	146	146
Net cash provided by financing activities	2,565	1,068
Effect of foreign currency exchange rate changes on cash and cash equivalents	41	(104)
Net increase (decrease) in cash and cash equivalents	104,480	(70,022)
Cash and cash equivalents at beginning of period	301,696	302,274
Cash and cash equivalents at end of period	$406,176	$232,252
Supplemental cash flow information:
Cash paid for interest	$4,890	$3,594
Income tax payments, net	805	371
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, unless otherwise noted)
(Unaudited)
Note 1. Description of the Company and Basis of Presentation
Throughout these consolidated financial statements, Concur Technologies, Inc. is referred to as “Concur,” the “Company,” “we,” “us” and “our.” We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2011, 2012, and 2013 as “2011,” “2012,” and “2013” and our fiscal year ending September 30, 2014 as “2014.” All dollar, option, and share amounts are reported in thousands, unless otherwise noted.
Description of the Company
We are a leading global provider of integrated travel and expense management solutions for companies of all industries and sizes worldwide. Our core mission is to continuously innovate to reduce the costs for our customers and enhance the user experience for travelers. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity by streamlining processes and providing visibility into expense management, travel management, itinerary management, and invoice management processes. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help clients effectively negotiate with vendors, create budgets, and manage compliance. By providing easy-to-use mobile solutions, we help make business travel easier and more productive for our customers’ employees. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large.
Concur, the Concur logo, Concur Connect platform, Concur T&E Cloud, Smart Expense, TripIt, GlobalExpense, TRX, and GDSx, as well as a number of other names and brands that are not referenced in these consolidated financial statements, are trademarks or registered trademarks of Concur or its affiliates. Other parties’ marks are the property of their respective owners and should be treated as such.
Basis of Presentation
These consolidated financial statements include the accounts of Concur, its wholly-owned subsidiaries, and its majority-owned subsidiary. All intercompany accounts and transactions were eliminated in consolidation. In 2011, we established a Japanese joint venture and hold a controlling interest (75% voting interest) in Concur (Japan) Ltd. (“Concur Japan”). We recorded a noncontrolling interest in the consolidated statements of operations for the noncontrolling investors’ interests in the operations of Concur Japan. Noncontrolling interest of $1.9 million and $0.2 million as of December 31, 2013 and September 30, 2013, respectively, is reflected in stockholders’ equity.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. In our opinion, we have included all adjustments necessary for a fair presentation. These adjustments consist of normal recurring items. Our unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on November 13, 2013.
Reclassifications
Certain amounts previously presented for prior periods have been reclassified to conform to current presentation.
Note 2. Accounting Estimates, Summary of Significant Accounting Policies, and Recent Accounting Pronouncements
Use of Estimates
We prepared our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our consolidated financial statements and accompanying notes. Examples of estimates and assumptions include the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements, valuing assets and liabilities acquired through business combinations, determining the fair value of acquisition-related contingent considerations, valuing and estimating useful lives of intangible assets, recognizing uncertain tax positions, estimating tax valuation allowances on tax attribute carryforwards, determining the other-than-temporary impairments for strategic investments, deferring certain revenue and costs, share-based compensation, valuing allowances for accounts receivable, estimating useful lives of property and equipment, and estimating product warranties. Actual results could differ from these estimates.
Recently Adopted Accounting Guidance
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Other Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to present (either on the face of the income statement or in the notes to the consolidated financial statements) the significant effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. We adopted ASU 2013-02 effective October 1, 2013. The adoption did not have a significant impact on our financial statements.
On July 18, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Financial Accounting Standards Board Emerging Issues Task Force) (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. We early adopted ASU 2013-11, effective October 1, 2013, on a prospective basis. The adoption did not have a significant impact on our financial statements.
Recent Accounting Guidance Not Yet Adopted
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 will be effective for us beginning October 1, 2014. We do not anticipate material impacts on our consolidated financial statements upon adoption.
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
The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended December 31,
	2013	2012
Net loss attributable to Concur	$(24,220)	$(12,032)
Weighted average number of shares outstanding:
Basic	56,056	55,082
Diluted	56,056	55,082
Net loss per share attributable to Concur common stockholders:
Basic	$(0.43)	$(0.22)
Diluted	(0.43)	(0.22)
We excluded certain shares from the computation of diluted net income (loss) per share because the effect of these shares would have been anti-dilutive.

	Three Months Ended December 31,
	2013	2012
Share-based equity awards	3,712	3,729
2015 convertible senior notes	5,491	5,491
Warrants associated with the 2015 convertible senior notes	5,491	5,491
2018 convertible senior notes	4,662	—
Warrants associated with the 2018 convertible senior notes	4,662	—
Under the treasury stock method, the 2015 and 2018 convertible senior notes have a dilutive impact on net income per share when the average stock price for the period exceeds the respective conversion price for the 2015 and 2018 convertible senior notes (see Note 9 of the Notes to Consolidated Financial Statements).
We also have entered into note hedge transactions in connection with our 2015 and 2018 convertible senior notes (“2015 Note Hedges” and “2018 Note Hedges,” respectively, and together, the “Note Hedges”) with respect to our common stock (discussed in Note 9 of the Notes to Consolidated Financial Statements), to minimize the impact of potential economic dilution upon conversion of our 2015 and 2018 convertible senior notes. The Note Hedges were outstanding during the three months ended December 31, 2013, and the 2015 Note Hedges were outstanding during the same period of 2012. Since the beneficial impact of the Note Hedges was anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share.
Note 4. Property and Equipment
As of the dates specified below, our property and equipment consisted of the following:

	December 31, 2013	September 30, 2013
Land and building	$6,867	$6,277
Computer hardware	30,108	33,985
Computer software	95,070	89,307
Furniture and equipment	4,025	3,603
Leasehold improvements	12,538	11,830
Property and equipment, gross	148,608	145,002
Less: Accumulated depreciation	(63,804)	(62,588)
Property and equipment, net	$84,804	$82,414
Depreciation expense of property and equipment totaled $9.2 million and $6.6 million for the three months ended December 31, 2013 and 2012, respectively.
Note 5. Investments
Our investment portfolio primarily includes strategic investments in privately-held companies. We account for our strategic investments under either the cost or equity method of accounting. Our equity method investment balance is adjusted each period to recognize our proportionate share of investee net income or loss, including adjustments to recognize certain differences between our carrying value and our equity in the investee’s net assets at the date of investment.
Total equity and cost method investment balances recorded as of December 31, 2013 and September 30, 2013 were as follows:

	December 31, 2013	September 30, 2013
Equity method investments	$24,860	$25,407
Cost method investments	76,725	76,349
Total investments	$101,585	$101,756
During the quarter ended December 31, 2013, we invested an additional $0.7 million in the preferred stock of privately-held Yapta, Inc. (“Yapta”), a leading provider of fare tracking services. Our additional investment in Yapta meets the definition of in-substance common stock and, therefore, we continue to account for our total investment in Yapta under the equity method. As of December 31, 2013, our equity interest in the outstanding stock of Yapta was 46.6%.

No other-than-temporary impairment charge was recorded for the three months ended December 31, 2013 and 2012.
Other Investments
We generally invest our excess cash in investment grade short- to intermediate-term fixed-income securities and money market funds. For further information, see Note 12 of the Notes to Consolidated Financial Statements.
Note 6. Goodwill
The changes in the carrying balance of goodwill for the three months ended December 31, 2013 were as follows:

Balance as of September 30, 2013	$324,454
Adjustment of acquisition date fair value (1)	(251)
Other adjustments (2)	1,140
Balance as of December 31, 2013	$325,343
(1) During the three months ended December 31, 2013, we revised the purchase price allocation for our 2013 acquisitions. The measurement periods for purchase price allocations end as soon as information on the facts and circumstances becomes available, but do not exceed 12 months.
(2) Represents primarily the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).
Goodwill amounts are tested for impairment at least annually during the second fiscal quarter. No impairments were recorded for the three months ended December 31, 2013 and 2012.
Note 7. Intangible Assets
The following table presents our intangible assets as of the dates specified below:

	December 31, 2013			September 30, 2013
Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$3,906	$(1,502)	$2,404	$3,886	$(1,368)	$2,518
Technology	45,902	(23,848)	22,054	45,694	(22,427)	23,267
Customer relationships	141,971	(48,000)	93,971	141,586	(44,074)	97,512
Total	$191,779	$(73,350)	$118,429	$191,166	$(67,869)	$123,297
For the three months ended December 31, 2013 and 2012, we recorded amortization expense of $5.2 million and $4.5 million, respectively, in our consolidated statements of operations.
The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2013:

Years Ending September 30,	Amortization of Intangible Assets
2014 (January 1, 2014 through September 30, 2014)	$15,695
2015	20,790
2016	18,437
2017	16,918
2018	15,783
Thereafter	30,806
Total	$118,429
Note 8. Customer Funding Liabilities

We draw funds from and make payments on behalf of our customers for employee expense reimbursements, related corporate credit card payments, and vendor payments. We hold these funds in cash and record our obligation to make these expense reimbursements and payments on behalf of our customers as customer funding liabilities.
Note 9. Debt
The following table presents our outstanding debt:

	December 31, 2013				September 30, 2013
	Principal	Unamortized Discount	Notes Issuance Costs	Carrying Value	Principal	Unamortized Discount	Notes Issuance Costs	Carrying Value
2015 Notes	$287,500	$(16,826)	$(1,828)	$268,846	$287,500	$(19,898)	$(2,176)	$265,426
2018 Notes	488,750	(92,105)	(9,792)	386,853	488,750	(96,660)	(10,283)	381,807
Total	$776,250	$(108,931)	$(11,620)	$655,699	$776,250	$(116,558)	$(12,459)	$647,233
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
Our common stock price exceeded 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the quarter ended September 30, 2013. Accordingly, the 2015 Notes were convertible at the holders’ option for the quarter ended December 31, 2013 and were classified as a current liability on the consolidated balance sheet as of September 30, 2013.
For at least 20 trading days during the 30 consecutive trading day period ended December 31, 2013, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the 2015 Notes are convertible at the holders’ option for the quarter ending March 31, 2014 and the 2015 Notes are classified as a current liability on the consolidated balance sheets as of December 31, 2013. As of December 31, 2013, none of the 2015 Notes have been repurchased or converted.

Additionally, a portion of the equity component attributable to the conversion feature of the 2015 Notes was classified in temporary equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2015 Notes.
In accounting for the issuance of the 2015 Notes, we separated the 2015 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“2015 Notes Discount”) is amortized to interest expense over the term of the 2015 Notes. The remaining term of the 2015 Notes is approximately 1.3 years. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2015 Notes as a whole.
In accounting for the transaction costs related to the issuance of the 2015 Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the 2015 Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital (“2015 Notes Issuance Costs”). The carrying amounts of the equity component, net of transaction costs, were $37.7 million and $34.3 million at December 31, 2013 and September 30, 2013, respectively.
The following table presents the interest expense related to the 2015 Notes for the three months ended December 31, 2013 and 2012, respectively:

	Three Months Ended December 31,
	2013	2012
Contractual interest expense	$1,797	$1,797
Amortization of notes issuance costs	348	326
Accretion of notes discount	3,072	2,846
	$5,217	$4,969
Effective interest rate of the liability component	7.73%	7.73%
The net proceeds from the 2015 Notes were approximately $279.0 million after payment of the initial purchasers’ discounts and offering expenses. From these net proceeds, we used a net total of approximately $34.1 million, which included $60.1 million to pay for the cost of the 2015 Note Hedges, partially offset by proceeds of $26.1 million from our sale of 2015 Warrants. These transactions are described in more detail below. We expect to continue to use the net proceeds of the 2015 Notes for general corporate purposes, including potential acquisitions and strategic transactions.
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
2015 Warrants
Separately, we entered into warrant transactions, whereby we sold warrants to acquire up to 5.5 million shares of our common stock at a strike price of $73.29 per share (“2015 Warrants”), subject to anti-dilution adjustments. The 2015 Warrants will expire upon the maturity of the 2015 Notes. We received proceeds of $26.1 million from the sale of the 2015 Warrants. If the market value per share of our common stock, as measured under the 2015 Warrants, exceeds the strike price of the 2015 Warrants, the 2015 Warrants will have a dilutive effect on our net income per share. The 2015 Warrants had an anti-dilutive effect on our net loss per share during the three months ended December 31, 2013.
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
Holders of the 2018 Notes may convert their 2018 Notes on or after March 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon conversion, we will satisfy our conversion obligation by delivering cash and shares of common stock, if any, based on a daily settlement amount (as defined in the 2018 Indenture). Prior to March 15, 2018, holders of the 2018 Notes may convert their 2018 Notes under any of the following conditions:

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
During the three months ended December 31, 2013, none of the above conditions were achieved. Accordingly, the 2018 Notes are not convertible at the holders’ option for the quarter ending March 31, 2014 and the 2018 Notes are classified as a non-current liability on the consolidated balance sheet as of December 31, 2013.
In accounting for the issuance of the 2018 Notes, we separated the 2018 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“2018 Notes Discount”) is amortized to interest expense over the term of the 2018 Notes. The remaining term of the 2018 Notes is approximately 4.5 years at December 31, 2013. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2018 Notes as a whole. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the 2018 Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the 2018 Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital (“2018 Notes Issuance Costs”). The carrying amount of the equity component, net of transaction costs, was $99.6 million at December 31, 2013 and September 30, 2013.
The following table presents the interest expense related to the 2018 Notes for the three months ended December 31, 2013 and 2012, respectively:

	Three Months Ended December 31,
	2013	2012
Contractual interest expense	$611	$—
Amortization of notes issuance costs	491	—
Accretion of notes discount	4,555	—
	$5,657	$—
Effective interest rate of the liability component	5.75%	—%
The net proceeds from the 2018 Notes were approximately $474.9 million after payment of the initial purchasers’ discounts and offering expenses. From these net proceeds, we used a net total of approximately $34.4 million, which included

$58.2 million to pay for the cost of the 2018 Note Hedges, partially offset by proceeds of $23.8 million from our sale of 2018 Warrants. These transactions are described in more detail below. We expect to continue to use the net proceeds of the 2018 Notes for general corporate purposes, including potential acquisitions and strategic transactions.
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
2018 Warrants
Separately, we entered into warrant transactions, whereby we sold warrants to acquire up to 4.7 million shares of our common stock at a strike price of $138.48 per share (“2018 Warrants”), subject to anti-dilution adjustments. The 2018 Warrants will expire upon the maturity of the 2018 Notes. We received proceeds of $23.8 million from the sale of the 2018 Warrants. If the market value per share of our common stock, as measured under the 2018 Warrants, exceeds the strike price of the 2018 Warrants, the 2018 Warrants will have a dilutive effect on our net income per share. The 2018 Warrants had an anti-dilutive effect on our net loss per share during the three months ended December 31, 2013.
Note 10. Income Taxes
We base the provision for income taxes in our interim consolidated financial statements on estimated annual effective tax rates in the tax jurisdictions where we operate. We are subject to income taxes in the United States and numerous foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings or losses and changes in tax laws or interpretations of these laws in these operating jurisdictions. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rate, future income tax expense could be materially affected. For the three months ended December 31, 2013, our effective tax rate of 20.9% differed from the U.S. federal statutory rate primarily due to losses in our Dutch licensing company and equity investment losses where we are not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, expenses not deductible for tax purposes, and the establishment of income tax reserves, partially offset by earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, revaluation of the contingent consideration which is not subject to income taxes, and the benefit from research and development tax credits, measured against a pretax loss for the year.
For the three months ended December 31, 2012, our effective tax rate of 7.9% differed from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit, losses in tax jurisdictions where we recorded a valuation allowance on deferred tax assets, and revaluation of the contingent consideration, partially offset by the earnings in lower-tax jurisdictions for which no U.S. taxes were provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
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
Note 11. Share-Based Compensation
Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of restricted stock, stock options, stock bonuses, stock appreciation rights, and restricted stock units (“RSUs”). During the second quarter of 2013, our Equity Plan was amended and restated to increase the shares of common stock reserved under our Equity Plan by 4.6 million. As of December 31, 2013, we had 3.8 million shares of common stock reserved for future grants under our Equity Plan. Based on our Equity Plan design, the 3.8 million shares of common stock equates to approximately 2.5 million RSUs reserved for future grants, which we generally use as long-term employee incentive and retention tools.

Our share-based awards generally vest over four years and are subject to the employee’s continued employment with Concur. The vesting of certain RSUs is subject to the achievement of specified Company-wide performance goals. On a quarterly basis, we estimate the probability of achieving specified performance goals (including estimating the level of achievement) to determine the probable number of RSUs that may ultimately vest. We adjust our estimate on a quarterly basis, if necessary, until the achievement of the performance goals is known at the end of the measurement period. The amount of share-based compensation recognized in each reporting period can vary based on the level of achievement, if any, or expected level of achievement based on the specified performance goals. We also estimate forfeiture rates at the time of grants and revise the estimates in subsequent periods if actual forfeitures differ from our estimates. We record share-based compensation net of estimated forfeitures.
During the three months ended December 31, 2013, certain senior executives received RSU grants that will vest based on Company-wide performance goals and service conditions (“2014 Performance-based RSUs”). The number of 2014 Performance-based RSUs shall be determined based on the achievement of Company-wide goals for fiscal 2014. In order to vest, the low end of the predetermined Company-wide goals must be met. Further, the number of 2014 Performance-based RSUs is determined based on the level of achievement. Therefore, participants in the 2014 Performance-based RSUs may receive a range of 0 shares to approximately 0.3 million shares depending on the actual achievement level of performance goals.
The following table presents our share-based compensation resulting from equity awards that we recorded in our consolidated statements of operations:

	Three Months Ended December 31,
	2013	2012
Cost of operations	$6,064	$2,569
Sales and marketing	14,680	8,440
Systems development and programming	4,012	1,964
General and administrative	5,733	4,756
Total share-based compensation	$30,489	$17,729
The following table presents our stock option activity for the three months ended December 31, 2013 (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2013	419	$12.39
Exercised	(21)	12.70
Forfeited or expired	—	—
Outstanding as of December 31, 2013	398	$12.37	1.58	$36,115
Exercisable as of December 31, 2013	398	$12.37	1.58	$36,115
The following table presents a summary of RSU award activity for the three months ended December 31, 2013 (in thousands, except weighted average share value):

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2013	3,025	$66.38
Granted (1)	296	101.10
Vested and released	(1)	50.63
Cancelled	(13)	60.31
Outstanding as of December 31, 2013	3,307	$69.52
(1) Includes 2014 Performance-based RSUs granted during the period.
As of December 31, 2013, we had $110.6 million of unrecognized share-based compensation, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.2 years.
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
Our financial assets and liabilities measured at fair value as of December 31, 2013, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Money market funds	$50,874	$—	$—	$50,874
Time deposits	41,567	—	—	41,567
Commercial paper	—	193,454	—	193,454
Total cash equivalents	92,441	193,454	—	285,895
Short-term investments:
Commercial paper	—	294,359	—	294,359
Certificates of deposit	—	97,423	—	97,423
Other fixed income securities	—	50,913	—	50,913
Total short-term investments	—	442,695	—	442,695
Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,987	$1,987
(1) Included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2013, in addition to $120.3 million of cash.

Our financial assets and liabilities measured at fair value as of September 30, 2013, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Money market funds	$9,095	$—	$—	$9,095
Time deposits	41,647	—	—	41,647
Commercial paper	—	146,424	—	146,424
Total cash equivalents	50,742	146,424	—	197,166
Short-term investments:
Commercial paper	—	385,223	—	385,223
Certificates of deposit	—	96,833	—	96,833
Other fixed income securities	—	49,009	—	49,009
Total short-term investments	—	531,065	—	531,065
Liabilities:
Acquisition-related contingent consideration	$—	$—	$3,182	$3,182
(1) Included in cash and cash equivalents in the consolidated balance sheets as of September 30, 2013, in addition to $104.5 million of cash.
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
As of December 31, 2013, we had $442.7 million of short-term available-for-sale investments whose net carrying values approximated their fair values, due to the short-term nature of the instruments.
Acquisition-Related Contingent Consideration
We estimate the fair value of acquisition-related contingent consideration using various valuation approaches including the probability-weighted discounted cash flow approach. Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities because we use unobservable inputs to value them, reflecting our assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of contingent consideration are recorded as income or expense in the consolidated statements of operations.
As part of the 2013 acquisitions, we agreed to pay additional cash consideration of up to $5.5 million to the former shareholders of acquired entities based on the achievement of certain revenue targets. The fair value of the contingent consideration was estimated by applying a probability-weighted discounted cash flow approach, which utilizes significant inputs that are unobservable in the market. Key assumptions include our assessment of the weighted probability of achieving certain revenue targets at each reporting period. This contingent consideration was included in the current acquisition-related contingent consideration on our consolidated balance sheets.
The following table presents a reconciliation of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2013:

Balance as of September 30, 2013	$3,182
Total losses (gains):
Recorded as revaluation of contingent consideration	(1,228)
Foreign currency translation	33
Balance as of December 31, 2013	$1,987
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the three months ended December 31, 2013 and 2012, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

Other Fair Value Disclosures
The fair values of the 2015 Notes and 2018 Notes were estimated using Level 2 inputs based on quoted market prices in markets that are not active. The fair values of the 2015 Notes and 2018 Notes are primarily affected by our stock price and also subject to interest. As of December 31, 2013, the carrying amount and fair value of the 2015 Notes were $268.8 million and $572.3 million, respectively. The carrying amount and fair value of the 2018 Notes were $386.9 million and $564.2 million, respectively. As of September 30, 2013, the carrying amount and fair value of the 2015 Notes were $265.4 million and $610.2 million, respectively. The carrying amount and fair value of the 2018 Notes were $381.8 million and $590.8 million, respectively.
Note 13. Equity
The following table shows the changes in equity attributable to both Concur and the noncontrolling interest in our consolidated subsidiary in which we have control, but not total ownership interest:

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2013	$795,985	$221	$796,206
Investment by noncontrolling interest partners	—	1,809	1,809
Comprehensive income (loss):
Net loss	(24,220)	(151)	(24,371)
Foreign currency translation adjustments	1,309	1	1,310
Unrealized loss on available-for-sale investments, net of tax	(131)	—	(131)
Comprehensive loss	(23,042)	(150)	(23,192)
Share-based transactions and compensation expense	32,071	—	32,071
Reclassification of convertible senior notes from equity to temporary equity	3,420	—	3,420
Repurchase of common stock	(441)	—	(441)
Equity at December 31, 2013	$807,993	$1,880	$809,873

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2012	$704,599	$581	$705,180
Comprehensive income (loss):
Net loss	(12,032)	(286)	(12,318)
Foreign currency translation adjustments	793	(39)	754
Unrealized loss on available-for-sale investments, net of tax	(16)	—	(16)
Comprehensive loss	(11,255)	(325)	(11,580)
Share-based transactions and compensation expense	19,699	—	19,699
Reclassification of convertible senior notes from equity to temporary equity	35,893	—	35,893
Repurchase of common stock	(201)	—	(201)
Equity at December 31, 2012	$748,735	$256	$748,991

Immaterial Correction of Balance Sheet Classification
Certain prior period amounts have been adjusted to correct the prior period classification and conform to the current year presentation. In the accompanying September 30, 2013 balance sheet, $22.1 million has been reclassified from permanent equity to temporary equity. This is also reflected in the schedule of changes in equity presented above as Equity at September 30, 2013 has been adjusted accordingly. Additionally, the balance in Equity at September 30, 2012 has been reduced by $35.9 million attributable to temporary equity as of September 30, 2012.
GAAP requires that when convertible debt is redeemable and the net liability recognized within the current liabilities on the balance sheet is less than the amount that would be payable in cash to holders of convertible notes, upon conversion, an excess of the amount payable over the carrying amount shall be reclassified from permanent to temporary equity. This revision, which management has determined to be immaterial, had no impact on previously reported sales, operating expenses, net loss, net loss per share, operating cash flow or cash position.
Note 14. Geographic Data
We operate in and report on one segment, which is integrated travel and expense management solutions.

For the three months ended December 31, 2013 and 2012, respectively, no single customer accounted for more than 10% of our total revenue. The following table presents our revenue by geographic region:

	Three Months Ended December 31,
	2013	2012
United States	$135,524	$103,391
Europe	18,851	14,227
Other	8,703	5,180
Total revenue	$163,078	$122,798
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
Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” the “Company,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2012 and 2013 as “2012” and “2013” and our fiscal year ending September 30, 2014 as “2014.” Throughout this MD&A, where we provide discussion of the three months ended December 31, 2013, and we provide data for the same period in the prior year, we refer to the prior period as “2012.” All dollar, option, and share amounts are reported in thousands, unless otherwise noted.
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

Overview
We are a leading global provider of integrated travel and expense management solutions for companies of all industries and sizes worldwide. Our core mission is to continuously innovate to reduce the costs for our customers and enhance the user experience for travelers. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity by streamlining processes and providing visibility into expense management, travel management, itinerary management, and invoice management processes. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help clients effectively negotiate with vendors, create budgets, and manage compliance. By providing easy-to-use mobile solutions, we help make business travel easier and more productive for our customers’ employees. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large.
Our strategic focus in 2014 is to continue to grow our core subscription business and to reduce our cost of deploying and operating our services as a percentage of revenue. We expect our subscription revenue to increase in 2014 compared to 2013 due to anticipated growth in demand and global expansion. We expect total sales and marketing expenses in 2014 to increase in absolute dollars compared to 2013, driven primarily by an increase in sales personnel and marketing programs globally.
We operate in and report on one segment, which is integrated travel and expense management solutions.
Revenue
Revenue. We generate our revenue from the delivery of subscription services and, to a much lesser degree, professional services provided in connection with subscription services. Revenue is affected by pricing, the number of new customers, customer contract durations, and our customer retention rate.
International Revenue. Revenue from customers outside the United States represented 17% and 16% of total revenue for the three months ended December 31, 2013 and 2012, respectively. We expect continued growth in our international revenue as our products and services continue to gain acceptance in international markets due to our investment in global distribution and increased global awareness of our products.
Operating Expenses
Cost of Operations. Cost of operations expenses consist primarily of personnel costs and related expenses (including share-based compensation) and allocated overhead and infrastructure costs (including depreciation, occupancy, telecommunications, and computer equipment expense) associated with employees and contractors who provide our subscription and professional services. Cost of operations expenses also include hosting costs and amortization of deferred costs that we incur in connection with our subscription services.
Sales and Marketing. Sales and marketing expenses consist of personnel costs (including sales commissions) and related expenses (including share-based compensation), referral fees, allocated overhead and infrastructure costs associated with our sales and marketing personnel, and other sales and marketing costs, such as advertising, trade shows, and other promotional activities.
Systems Development and Programming. Systems development and programming costs consist of personnel costs and related expenses (including share-based compensation) and allocated overhead and infrastructure costs associated with employees and contractors engaged in software engineering, program management, and quality assurance.
General and Administrative. General and administrative expenses consist of personnel costs and related expenses (including share-based compensation), allocated overhead and infrastructure costs associated with employees and contractors in accounting, finance, human resources, information technologies, legal and facilities, as well as miscellaneous costs, such as professional fees, and public company regulatory compliance costs.
Revaluation of Contingent Consideration. Revaluation of contingent consideration consists of changes in our obligation to transfer additional assets to the former owners of acquired entities if specified future events occur or conditions are met. Contingent consideration is remeasured to fair value at each reporting date with changes included in the income statement.
Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as non-cash charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to trade name and trademarks, use of acquired technology, and customer relationships.
Results of Operations
Three Months Ended December 31, 2013 and 2012
Revenue

	Three Months Ended December 31,		Variance Dollars
	2013	2012
Revenue	$163,078	$122,798	$40,280

	Three Months Ended December 31,
	2013	%	2012	%
United States	$135,524	83.1%	$103,391	84.2%
Europe	18,851	11.6%	14,227	11.6%
Other	8,703	5.3%	5,180	4.2%
Total revenue	$163,078	100%	$122,798	100%
Revenue increased by 32.8%, or $40.3 million, for the three months ended December 31, 2013, compared to the same period in the prior year. This increase was primarily due to growth in the number of customers using our subscription services as well as higher transaction volumes. The growth in the number of customers using our subscription services reflects higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services.
We expect revenue to continue to grow in 2014 as a result of the growing demand for our subscription service offerings, our planned increase in spending on sales and marketing, and international expansion.
Cost of Operations

	Three Months Ended December 31,		Variance Dollars
	2013	2012
Cost of operations	$58,523	$34,996	$23,527
Percent of total revenue	35.9%	28.5%
Cost of operations increased by 67.2%, or $23.5 million, for the three months ended December 31, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $16.3 million, driven by increased headcount of approximately 84% to support our growing customer base. Share-based compensation increased $3.5 million due to new share-based awards granted to our increased headcount at higher year-over-year share prices. Additionally, allocated overhead and infrastructure costs increased by $2.2 million generally in line with the increased headcount. The balance of the variance primarily represents costs related to the volume of transaction activity such as referral and partner fees.
As a percentage of total revenue, cost of operations increased to 35.9% during the three months ended December 31, 2013 from 28.5% during the same period in the prior year primarily due to investments made to grow our implementation resources and businesses acquired during the second half of 2013, which contribute lower gross margins.
We expect cost of operations to trend downward as a percentage of total revenue over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars in 2014 compared to 2013, as we continue to expand our capacity to deploy and support additional new customers.
Sales and Marketing

	Three Months Ended December 31,		Variance Dollars
	2013	2012
Sales and marketing	$73,162	$54,942	$18,220
Percent of total revenue	44.9%	44.7%
Sales and marketing expenses increased by 33.2%, or $18.2 million, for the three months ended December 31, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $8.7 million, resulting from a headcount increase of approximately 23% to acquire new customers and increase penetration within our existing customer base. Additionally, there was an increase in share-based compensation of $6.2 million due to new grants of share-based awards to our increased headcount at higher year-over-year share prices. Further, customer acquisition costs and amortization of those costs increased by $2.8 million, and advertising costs increased by $1.8 million. The increase was partially offset by a decrease of $1.4 million in contingent consideration associated with our acquisition of TripIt, Inc. (“TripIt Acquisition”) that was recorded in compensation expense during the three months ended December 31, 2012.
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
Systems Development and Programming

	Three Months Ended December 31,		Variance Dollars
	2013	2012
Systems development and programming	$21,564	$14,227	$7,337
Percent of total revenue	13.2%	11.6%
Systems development and programming costs increased by 51.6%, or $7.3 million, for the three months ended December 31, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $3.8 million, driven by increased headcount of approximately 22% to upgrade and extend our service offerings and develop new technologies. Additionally, there was an increase in share-based compensation of $2.0 million resulting from new grants of share-based awards issued to our increased headcount at higher year-over-year share prices. Further, depreciation of internally-developed software increased by $1.2 million.
In response to the demand for our subscription services, the majority of our systems development resources are focused on developing internal-use software used to provide services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased by $2.9 million, from $45.5 million at September 30, 2013 to $48.4 million at December 31, 2013.
We anticipate that recognized systems development and programming costs in 2014 will increase in absolute dollars compared to 2013 as we continue to focus on product innovation and enhancement.
General and Administrative

	Three Months Ended December 31,		Variance Dollars
	2013	2012
General and administrative	$24,904	$19,632	$5,272
Percent of total revenue	15.3%	16.0%
General and administrative expenses increased by 26.9%, or $5.3 million, for the three months ended December 31, 2013, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $2.6 million in personnel costs and related expenses, driven by an increase in headcount of approximately 41% to support our growth. Additionally, there was an increase in share-based compensation of $1.0 million resulting from new grants of share-based awards granted to our increased headcount at higher year-over-year share prices. Further, allocated overhead and infrastructure costs increased by $1.7 million as we continue to facilitate our growth.
We expect the absolute dollar amount of general and administrative expenses to increase in 2014 compared to 2013 due to increases in personnel costs and infrastructure costs related to the growth of our business.
Revaluation of Contingent Consideration

	Three Months Ended December 31,		Variance Dollars
	2013	2012
Revaluation of contingent consideration	$(1,228)	$2,809	$(4,037)
Percent of total revenue	(0.8)%	2.3%
For the three months ended December 31, 2013, revaluation of contingent consideration consisted of a gain of $1.2 million, primarily relating to the revaluation of 2013 acquisitions due to the change in our assessment of the weighted probability of achieving certain revenue targets at each reporting period.

For the the three months ended December 31, 2012, revaluation of contingent consideration related to the TripIt acquisition and consisted of a loss of $2.8 million due to the change in valuation inputs such as our stock price and stock volatility.
Amortization of Intangible Assets

	Three Months Ended December 31,		Variance Dollars
	2013	2012
Amortization of intangible assets	$5,230	$4,464	$766
Percent of total revenue	3.2%	3.6%
Amortization of intangible assets increased by 17.2%, or $0.8 million, for the three months ended December 31, 2013, compared to the same period in the prior year, primarily due to intangible asset additions through acquisitions during the 12 months ended September 30, 2013.
Interest Income, Interest Expense, Loss from Equity Investments, and Other

	Three Months Ended December 31,		Variance Dollars
	2013	2012
Interest income	$859	$554	$305
Interest expense	(10,880)	(4,968)	(5,912)
Loss from equity investments	(1,130)	(601)	(529)
Other, net	(582)	(88)	(494)
Total other expense, net	$(11,733)	$(5,103)	$(6,630)
Using the equity method of accounting, we record gains (losses) from equity investments in our consolidated statements of operations. Losses from equity investments primarily include our proportionate share of investee losses, adjustments to recognize certain differences between our carrying value and our equity in the investee’s net assets at the date of investment, impairments, and other adjustments required by the equity method.
For the three months ended December 31, 2012, interest expense primarily consisted of interest on the 2.50% convertible senior notes due April 15, 2015 (“2015 Notes”). For the three months ended December 31, 2013, interest expense primarily consisted of interest on the 2015 Notes and interest on the 0.50% convertible senior notes due June 15, 2018 (“2018 Notes”). Foreign currency transaction gains (losses) are included in the consolidated statements of operations under other income (expense).
Income Tax Expense

	Three Months Ended December 31,		Variance Dollars
	2013	2012
Income tax benefit	$(6,439)	$(1,057)	$(5,382)
Effective tax rate	20.9%	7.9%
For the three months ended December 31, 2013, our effective tax rate of 20.9% differed from the U.S. federal statutory rate primarily due to losses in our Dutch licensing company and equity investment losses where we are not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, expenses not deductible for tax purposes, and the establishment of income tax reserves, partially offset by earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, revaluation of the contingent consideration which is not subject to income taxes, and the benefit from research and development tax credits, measured against a pretax loss for the year.
For the three months ended December 31, 2012, our effective tax rate of 7.9% differed from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit, losses in tax jurisdictions where we recorded a valuation allowance on deferred tax assets, and revaluation of the contingent consideration, partially offset by the earnings in lower-tax jurisdictions for which no U.S. taxes were provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
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
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets on a jurisdictional basis to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Examples of positive and negative evidence include historical taxable income or losses, forecasted income or losses, the estimated timing of the reversals of existing temporary differences as well as prudent and feasible tax planning strategies. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. Our income tax provision would increase or decrease in the period in which the assessment is changed.
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
Liquidity and Capital Resources
Our available sources of liquidity as of December 31, 2013 consisted principally of cash, cash equivalents, and short-term investments totaling $848.9 million. Our cash, cash equivalents, and short-term investments are comprised primarily of commercial paper, certificates of deposit, fixed-income securities, and time deposits.
Our cash flows were as follows:

	Three Months Ended December 31,
	2013	2012	$ Change
Cash provided by (used in):
Operating activities	$12,099	$5,049	$7,050
Investing activities	89,775	(76,035)	165,810
Financing activities	2,565	1,068	1,497
Operating Activities
Our operating cash inflows consist of payments received from our customers related to our subscription and other service offerings. Our operating cash outflows mainly consist of payments of compensation to employees, payments to vendors directly related to our services, related sales and marketing and administrative costs, costs of operations, and systems development and programming costs. Net cash provided by operating activities was $12.1 million for the three months ended December 31, 2013, compared to $5.0 million for the same period in the prior year. The increase in operating cash flows was primarily driven by higher revenue, leading to higher cash collections, during the three months ended December 31, 2013, compared to the three months ended December 31, 2012.
Investing Activities
Investing activities generally correspond with purchases, sales, and maturities of investments, cash outlays for acquisitions, strategic investments, capital expenditures including leasehold improvements and internal-use software, and changes in customer funding liabilities.
Our investing activities provided $89.8 million of cash for the three months ended December 31, 2013, compared to a use of cash of $76.0 million for the same period in the prior year. The change in investing cash flows was primarily driven by net maturities of short-term investments of $88.1 million for the three months ended December 31, 2013, compared to net purchases of short-term investments of $51.2 million for the same period in the prior year. In addition, cash from customer funding liabilities increased by a higher amount during the three months ended December 31, 2013 versus the year-ago quarter primarily due to timing differences between cash received from our customers and disbursed to our customers’ employees and vendors. We also used less cash for cost method investments during the three months ended December 31, 2013 versus the same period in the prior year.
Financing Activities

Our financing activities generally consist of receipts and repayments of debt to fund our growth and strategic initiatives, proceeds from employee stock purchases and share-based activity, payments to repurchase common stock, excess tax benefits from share-based compensation, and investments in our consolidated joint venture by the noncontrolling investors.
Cash provided by financing activities increased by $1.5 million for the three months ended December 31, 2013, compared to the same period in the prior year, primarily due to a $1.8 million investment in our consolidated joint venture by the minority interest, partially offset by increased payments on repurchases of common stock.
Convertible Senior Notes
During the three months ended March 31, 2010 and during the three months ended June 30, 2013, we issued the 2015 Notes and the 2018 Notes (collectively, the “Notes”), the 2015 Note Hedges and the 2018 Note Hedges (collectively, the “Note Hedges”), and the 2015 Warrants and the 2018 Warrants (collectively, the “Warrants”), respectively, for general corporate purposes, including potential acquisitions and strategic transactions. The 2015 Notes and the 2018 Notes will mature on April 15, 2015 and June 15, 2018, respectively, unless converted earlier. As of December 31, 2013, no Notes had been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For at least 20 trading days during the 30 consecutive trading day period ended on the last trading day of the quarter ended December 31, 2013, our common stock price exceeded 130% of the applicable conversion price on each applicable trading day, for the 2015 Notes. Accordingly, the 2015 Notes will be convertible at the holders’ option for the quarter ending March 31, 2014 and were classified as a current liability on the consolidated balance sheet as of December 31, 2013. Additionally, a portion of the equity component attributable to the conversion feature of the 2015 Notes was classified in temporary equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2015 Notes. The 2018 Notes are classified as long-term liability on the consolidated balance sheets as of December 31, 2013 as none of the conversion conditions were achieved during the period then ended. For further information, see Note 9 of the Notes to Consolidated Financial Statements.
Stock Repurchase
Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 12.0 million shares of our common stock through January 2015. We may repurchase our common stock from time to time in the open market based on market conditions. During the three months ended December 31, 2013, we repurchased 4.6 thousand shares of our outstanding common stock for $0.4 million. As of December 31, 2013, we remain authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.
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
Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of December 31, 2013:

Years Ending September 30,	2015 Convertible Senior Notes, including Interest	2018 Convertible Senior Notes, including Interest	Operating Leases	Purchase Obligations
2014 (January 1, 2014 through September 30, 2014)	$3,594	$1,222	$10,151	$9,498
2015	294,687	2,444	11,938	6,967
2016	—	2,444	11,517	6,430
2017	—	2,444	10,004	3,055
2018	—	491,193	9,193	200
Thereafter	—	—	38,891	—
Total	$298,281	$499,747	$91,694	$26,150

Convertible Senior Notes
As of December 31, 2013, investors may require us to repurchase all or a portion of their 2015 Notes at a purchase price in cash equal to the full principal amount of the notes plus any accrued and unpaid interest on or after January 15, 2015 or upon the occurrence of certain events including specified corporate events or trading. Certain conditions were satisfied in the quarter ended December 31, 2013, which makes the 2015 Notes convertible at the holders’ option for the quarter ending March 31, 2014. For further information, see Note 9 of the Notes to Consolidated Financial Statements.
Operating Leases
We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Bellevue, Washington under an operating lease that expires on May 31, 2023. Amounts for both rent and common area maintenance under this lease are included in our contractual obligation in the table above.
We also lease office space in the United States in the states of California, Florida, Georgia, Illinois, Massachusetts, New Jersey, Texas, and Virginia, and internationally in Australia, Canada, China (Hong Kong), Czech Republic, France, Germany, India, Japan, Mexico, Netherlands, Philippines, Singapore, and the United Kingdom. We do not include amounts for certain operating expenses under these leases such as common area maintenance.
Purchase Obligations
We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding. Future purchase obligations are related to services to support operations and sales and marketing and are based on contracted commitments.
Contingent Consideration
As part of the 2013 acquisitions, we agreed to pay additional cash consideration to the former shareholders of acquired entities based on the achievement of certain revenue targets through August 31, 2014.
Please see Note 12 of the Notes to Consolidated Financial Statements for a full description of the above mentioned acquisition-related contingent consideration.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
During the three months ended December 31, 2013, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended September 30, 2013 filed with the SEC on November 13, 2013.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk and Market Interest Risk
There has been no material change in our market risk during the three months ended December 31, 2013. For additional information, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in Part II of our Annual Report on Form 10-K for the year ended September 30, 2013, filed with the SEC on November 13, 2013.
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective in providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We depend on sales of a relatively small number of our solutions for a substantial majority of our revenue, and decreased demand for any of those solutions could substantially harm our revenue.
We generated 92% of our total revenue for the three months ended December 31, 2013 from our travel management, expense management, and integrated travel and expense management solutions. We expect these solutions to continue to constitute a large percentage of our total revenue even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models, or product features, our revenue could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenue from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.
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
Our quarterly revenue and operating results may fluctuate, and if we fail to meet the expectations of investors or public market analysts, our stock price could decline substantially.
Our revenue and operating results may fluctuate significantly from quarter to quarter, and if they fall below the expectations of investors or public market analysts, the price of our common stock could substantially decline. Factors that might cause quarterly fluctuations in our operating results include:

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
Our ability to operate on a global basis is an increasingly important part of our business. Customers located outside the United States represented 17% of our total revenue for the three months ended December 31, 2013, and a further portion of our revenue is associated with employees of U.S. customers using our services outside of the United States. We have operations and facilities in many countries and we expect our international operations to continue to expand.
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
Our international revenue and expenses are currently subject to the risks of foreign currency fluctuations. Most of our revenue is denominated in U.S. Dollars, but we believe that an increasing portion of our revenue will be denominated in foreign currencies. Unfavorable economic conditions have been accompanied by increased foreign currency exchange rate volatility.
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
Our solutions involve storage and transmission of credit card, travel booking, employee, purchasing, supplier, and other data. Unauthorized access or security breaches could result in the loss of information, litigation, indemnity obligations, and other liabilities. While we devote significant resources to protect against security threats and to protect customer information and prevent data loss, if these measures are breached as a result of third-party action, error or otherwise, and someone obtains unauthorized access to our customers’ data, we may incur significant additional costs to remedy the breach, which will reduce our operating margins and expose us to litigation, loss of customers, damage to our reputation, or otherwise harm our business. Even if customers or users perceive there to be security issues associated with our solutions, our revenue or operating results could be harmed. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. These issues could negatively affect our ability to attract new customers, cause existing customers to terminate or not renew subscriptions, damage our reputation, cause us to issue customer credits or refunds, or result in lawsuits, regulatory fines or other action or liabilities, any of which could adversely affect our operating results.
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

As a result, our ability to grow depends upon customers renewing their subscription contracts for our solutions and our ability to sell additional solutions to our current customers. Our customer renewal rates may decline for many reasons, including customer dissatisfaction with our solutions, pricing by us or our competitors, or reductions in our customers’ spending levels. If our customers do not renew their subscription contracts, renew on less favorable terms, or terminate subscriptions early, or if our efforts to sell additional solutions to existing customers are not successful, our revenue may decline and our operating results could be harmed.
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
We depend on strategic relationships with reseller and referral partners, so if we do not maintain our existing strategic relationships or enter into new strategic relationships, our revenue could decline.
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
We have increased our revenue from $122.8 million for the three months ended December 31, 2012 to $163.1 million for the same period in 2013. We have increased the number of our full-time employees from 2,500 as of December 31, 2012 to 3,850 as of December 31, 2013. Our expansion has placed, and future growth will continue to place, a significant strain on our managerial, administrative, operational, and financial infrastructure. We intend to expand our overall business, customer base, headcount, and operations worldwide. We anticipate that additional investments in our infrastructure, research and development, and real estate spending will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our solutions, and to scale our business.
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
If unfavorable economic conditions remain uncertain or worsen, our business, financial condition, and operating results could be materially and adversely affected.
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
We may not realize the anticipated benefits of our acquisitions or investments to the extent that we anticipate, or at all, because these transactions involve many risks, including:

•	difficulties integrating the operations, personnel, technologies, products, or infrastructure of acquired businesses with ours;

•	diversion of management attention or other resources from regular business operations and strategic priorities;

•	unexpected difficulties that may be encountered when we enter new markets in which we have little or no experience, or where competitors have stronger market positions;

•	inability to maintain relationships with customers and partners of the acquired business;

•	expenses related to incorporating acquired technology and rights into our solutions;

•	potential liabilities associated with an acquired business;

•	the impact on our results of operations from depreciation and amortization related to acquired intangible assets, fixed assets, and deferred compensation;

•	the tax effects of acquisitions;

•	potential litigation, such as claims by third parties related to intellectual property of the businesses we acquire;

•	potential write-offs of our investments in acquired assets;

•	the need to implement controls, procedures, and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and

•	challenges caused by distance, language, and cultural differences.
Our failure to address these risks or other problems with acquisitions, investments, and strategic transactions could cause us to fail to realize the anticipated benefits of such transactions, incur unanticipated liabilities, and harm our business generally.
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
Provisions of our certificate of incorporation and bylaws, and of Delaware General Corporation Law, may discourage, delay, or prevent a change of control of Concur. For example:

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
We typically provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds or face contract terminations, which could adversely affect our revenue.
Our customer agreements typically provide service level commitments, and for some of our larger enterprise and government agency customers, we may provide custom service level commitments. Meeting our commitments on service levels can be costly, and custom service level commitments may involve us in unexpected costs that may adversely affect our financial results. If we are unable to meet stated service level commitments or suffer extended periods of unavailability for our solutions, we may be contractually obligated to provide affected customers with service credits or refunds, or we could face contract terminations. Our revenue could be significantly affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. Any extended service outages could adversely affect our reputation, revenue, and operating results.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.
Once our applications are deployed, our customers depend on our support organization to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our applications to existing and prospective customers, and our business, operating results, and financial position.
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

The following table presents information relating to repurchases of our common stock during the three months ended December 31, 2013 (in thousands, except for average price paid per share):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Amount Paid
October 1, 2013 - October 31, 2013	—	$—	$—
November 1, 2013 - November 30, 2013	4.6	95.45	441
December 1, 2013 - December 31, 2013	—	—	—
As of December 31, 2013, we remain authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.

ITEM 6.     EXHIBITS
(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2013, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 6, 2014

CONCUR TECHNOLOGIES, INC.
By	/s/ Francis J. Pelzer V
Francis J. Pelzer V
Chief Financial Officer Principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2013, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.