Form 10-Q
period 2014-03-31
CONCUR TECHNOLOGIES INC
filed 2014-05-07
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Number of shares of the registrant’s common stock outstanding as of May 2, 2014: 56,882,235

CONCUR TECHNOLOGIES, INC.
FORM 10-Q
For the quarter ended March 31, 2014

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Concur Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue	$169,522	$127,370	$332,600	$250,168
Expenses:
Cost of operations	60,981	36,564	119,504	71,560
Sales and marketing	71,194	55,518	144,356	110,460
Systems development and programming	20,369	13,799	41,933	28,026
General and administrative	25,553	20,280	50,457	39,912
Revaluation of contingent consideration	(415)	(677)	(1,643)	2,132
Amortization of intangible assets	5,242	4,539	10,472	9,003
Total expenses	182,924	130,023	365,079	261,093
Operating loss	(13,402)	(2,653)	(32,479)	(10,925)
Other income (expense):
Interest income	615	490	1,474	1,044
Interest expense	(11,003)	(5,128)	(21,883)	(10,096)
Loss from equity investments	(1,136)	(767)	(2,266)	(1,368)
Other, net	(232)	(473)	(814)	(561)
Total other expense	(11,756)	(5,878)	(23,489)	(10,981)
Loss before income tax	(25,158)	(8,531)	(55,968)	(21,906)
Income tax expense (benefit)	31,049	(678)	24,610	(1,735)
Consolidated net loss	(56,207)	(7,853)	(80,578)	(20,171)
Less: Loss attributable to noncontrolling interest	226	208	377	494
Net loss attributable to Concur	$(55,981)	$(7,645)	$(80,201)	$(19,677)
Net loss per share attributable to Concur common stockholders:
Basic	$(0.99)	$(0.14)	$(1.42)	$(0.36)
Diluted	(0.99)	(0.14)	(1.42)	(0.36)
Weighted average shares used in computing net loss per share:
Basic	56,589	55,597	56,320	55,337
Diluted	56,589	55,597	56,320	55,337
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Consolidated net loss	$(56,207)	$(7,853)	$(80,578)	$(20,171)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	(100)	(2,960)	1,210	(2,206)
Unrealized loss on available-for-sale investments	(17)	(25)	(10)	(39)
Other comprehensive income (loss), before tax	(117)	(2,985)	1,200	(2,245)
Tax effect	(2)	(9)	136	(7)
Other comprehensive income (loss), net of tax	(115)	(2,976)	1,064	(2,238)
Comprehensive loss	(56,322)	(10,829)	(79,514)	(22,409)
Less: Comprehensive loss attributable to noncontrolling interest	219	224	369	549
Comprehensive loss attributable to Concur	$(56,103)	$(10,605)	$(79,145)	$(21,860)
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$323,264	$301,696
Short-term investments	473,890	531,065
Accounts receivable, net of allowance of $5,606 and $3,567	117,484	106,587
Deferred tax assets	20,131	43,987
Deferred costs and other assets	54,390	55,341
Total current assets	989,159	1,038,676
Non-current assets:
Property and equipment, net	94,723	82,414
Investments	121,637	101,756
Deferred costs and other assets	58,798	51,082
Intangible assets, net	113,300	123,297
Deferred tax assets	3,447	3,255
Goodwill	327,070	324,454
Total assets	$1,708,134	$1,724,934
Liabilities and equity
Current liabilities:
Accounts payable	$15,182	$15,036
Customer funding liabilities	51,861	37,039
Accrued compensation	34,678	30,142
Acquisition-related liabilities	2,711	2,231
Acquisition-related contingent consideration	1,594	3,182
Other accrued expenses and liabilities	31,491	34,537
Deferred revenue	97,989	88,550
Convertible senior notes, net	272,327	265,426
Total current liabilities	507,833	476,143
Non-current liabilities:
Convertible senior notes, net	391,966	381,807
Deferred rent and other long-term liabilities	13,045	10,373
Deferred revenue	9,128	15,499
Tax liabilities	23,429	22,832
Total liabilities	945,401	906,654
Temporary equity: convertible senior notes	15,173	22,074
Concur stockholders’ equity:
Common stock, $0.001 par value per share	57	56
Authorized shares: 195,000
Shares issued and outstanding: 56,855 and 56,044
Additional paid-in capital	968,481	939,423
Accumulated deficit	(221,880)	(141,679)
Accumulated other comprehensive loss	(759)	(1,815)
Total Concur stockholders’ equity	745,899	795,985
Noncontrolling interest	1,661	221
Total equity	747,560	796,206
Total liabilities, temporary equity and stockholders’ equity	$1,708,134	$1,724,934
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Operating activities:
Consolidated net loss	$(56,207)	$(7,853)	$(80,578)	$(20,171)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of intangible assets	5,242	4,539	10,472	9,003
Depreciation and amortization of property and equipment	9,613	7,082	18,776	13,703
Accretion of discount and issuance costs on notes	8,594	3,227	17,060	6,399
Share-based compensation	19,587	13,718	50,076	31,447
Revaluation of contingent consideration	(415)	(677)	(1,643)	2,132
Deferred income taxes	31,391	(1,586)	24,356	(3,217)
Excess tax benefits from share-based compensation	(275)	(219)	(421)	(365)
Loss from equity investments	1,136	767	2,266	1,368
Payments of contingent consideration	—	(591)	—	(591)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(6,625)	(9,650)	(10,578)	(7,389)
Deferred costs and other assets	(7,405)	(5,759)	(4,071)	(4,345)
Accounts payable	1,205	2,898	1,752	1,661
Accrued liabilities	16,399	8,075	4,355	(11,310)
Deferred revenue	549	4,728	3,065	5,423
Net cash provided by operating activities	22,789	18,699	34,887	23,748
Investing activities:
Purchases of investments	(259,609)	(125,677)	(507,994)	(253,185)
Maturities of investments	228,520	136,141	565,043	212,485
Increase (decrease) in customer funding liabilities	(2,790)	5,140	14,677	8,129
Investments in and loans to unconsolidated affiliates	(23,640)	—	(27,164)	(17,326)
Capital expenditures	(14,473)	(10,455)	(26,779)	(20,989)
Payments for acquisitions, net of cash acquired	(2,560)	(9,564)	(2,560)	(9,564)
Payments of contingent consideration related to acquisition of Etap	—	(1,266)	—	(1,266)
Net cash provided by (used in) investing activities	(74,552)	(5,681)	15,223	(81,716)
Financing activities:
Investment in consolidated joint venture by noncontrolling interest	—	—	1,809	—
Payments on repurchase of common stock	—	—	(441)	(201)
Net proceeds from share-based equity award activity	1,547	857	1,819	1,420
Proceeds from employee stock purchase plan activity	881	928	1,686	1,584
Minimum tax withholding on restricted stock awards	(31,959)	(19,251)	(31,985)	(19,347)
Excess tax benefits from share-based compensation	275	219	421	365
Payments of contingent consideration	—	(2,497)	—	(2,497)
Repayments on capital leases	(1,833)	—	(1,833)	—
Net cash used in financing activities	(31,089)	(19,744)	(28,524)	(18,676)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(60)	(1,086)	(18)	(1,190)
Net increase (decrease) in cash and cash equivalents	(82,912)	(7,812)	21,568	(77,834)
Cash and cash equivalents at beginning of period	406,176	232,252	301,696	302,274
Cash and cash equivalents at end of period	$323,264	$224,440	$323,264	$224,440
Supplemental cash flow information:
Cash paid for interest	$—	$—	$4,890	$3,594
Income tax payments, net	1,639	3,031	2,444	3,402
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, unless otherwise noted)
(Unaudited)
Note 1. Description of the Company and Basis of Presentation
Throughout these consolidated financial statements, Concur Technologies, Inc. is referred to as “Concur,” the “Company,” “we,” “us,” and “our.” We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2012 and 2013 as “2012” and “2013” and our fiscal year ending September 30, 2014 as “2014.” All dollar, option, and share amounts are reported in thousands, unless otherwise noted.
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
Basis of Presentation
These consolidated financial statements include the accounts of Concur, its wholly-owned subsidiaries, and its majority-owned subsidiary. All intercompany accounts and transactions were eliminated in consolidation. We hold a controlling interest (75% voting interest) in our Japanese joint venture Concur (Japan) Ltd. (“Concur Japan”). We recorded a noncontrolling interest in the consolidated statements of operations for the noncontrolling investors’ interests in the operations of Concur Japan. Noncontrolling interest of $1.7 million and $0.2 million as of March 31, 2014 and September 30, 2013, respectively, is reflected in stockholders’ equity.
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
Recently Adopted Accounting Guidance
On July 18, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Financial Accounting Standards Board Emerging Issues Task Force) (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. We early adopted ASU 2013-11, effective October 1, 2013, on a prospective basis. The adoption did not have a significant impact on our consolidated financial statements.
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Other Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to present (either on the face of the income statement or in the notes to the consolidated financial statements) the significant effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. We adopted ASU 2013-02 effective October 1, 2013. The adoption did not have a significant impact on our consolidated financial statements.
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
The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net loss attributable to Concur	$(55,981)	$(7,645)	$(80,201)	$(19,677)
Weighted average number of shares outstanding:
Basic	56,589	55,597	56,320	55,337
Diluted	56,589	55,597	56,320	55,337
Net loss per share attributable to Concur common stockholders:
Basic	$(0.99)	$(0.14)	$(1.42)	$(0.36)
Diluted	(0.99)	(0.14)	(1.42)	(0.36)
We excluded certain shares from the computation of diluted net income (loss) per share because the effect of these shares would have been anti-dilutive. The following table details the shares of potential common stock outstanding as of the dates identified below, which were excluded from the computation of diluted net income (loss) per share for the three and six month periods then ended.

	As of March 31,
	2014	2013
Share-based equity awards	2,663	2,878
2015 convertible senior notes	5,491	5,491
Warrants associated with the 2015 convertible senior notes	5,491	5,491
2018 convertible senior notes	4,662	—
Warrants associated with the 2018 convertible senior notes	4,662	—
Under the treasury stock method, the 2015 and 2018 convertible senior notes have a dilutive impact on net income per share when the average stock price for the period exceeds the respective conversion price for the 2015 and 2018 convertible senior notes (see Note 9 of the Notes to Consolidated Financial Statements).
We also have entered into note hedge transactions in connection with our 2015 and 2018 convertible senior notes (“2015 Note Hedges” and “2018 Note Hedges,” respectively, and together, the “Note Hedges”) with respect to our common stock (discussed in Note 9 of the Notes to Consolidated Financial Statements), to minimize the impact of potential economic dilution upon conversion of our 2015 and 2018 convertible senior notes. The Note Hedges were outstanding during the three and six months ended March 31, 2014, and the 2015 Note Hedges were outstanding during the same period of 2013. Since the beneficial impact of the Note Hedges was anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share.
Note 4. Property and Equipment
As of the dates specified below, our property and equipment consisted of the following:

	March 31, 2014	September 30, 2013
Land and building	$7,109	$6,277
Computer hardware	31,120	33,985
Computer software	106,037	89,307
Furniture and equipment	4,687	3,603
Leasehold improvements	13,869	11,830
Property and equipment, gross	162,822	145,002
Less: Accumulated depreciation	(68,099)	(62,588)
Property and equipment, net	$94,723	$82,414
Depreciation expense of property and equipment totaled $9.6 million and $18.8 million for the three and six months ended March 31, 2014, respectively, and $7.1 million and $13.7 million for the same periods in 2013.
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
Total equity and cost method investment balances recorded as of March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014	September 30, 2013
Equity method investments	$29,215	$25,407
Cost method investments	92,422	76,349
Total investments	$121,637	$101,756
During the three months ended March 31, 2014, we invested an additional $5.4 million in the preferred stock of privately-held Cleartrip, Inc. (“Cleartrip”), one of the leading providers of online travel services in India. A portion of our additional investment in Cleartrip meets the definition of in-substance common stock and is, therefore, accounted for under the equity method of accounting. As of March 31, 2014, our cumulative ownership interest in Cleartrip accounted for using the equity method was 24.2%. The remaining portion of our additional investment does not meet the definition of in-substance common stock and is accounted for under the cost method of accounting.
During the three months ended March 31, 2014, we also invested an additional $16.0 million in the preferred stock of our cost method investees. As our additional investments in preferred stock do not meet the definition of in-substance common stock, the entire amount is accounted for using the cost method of accounting.
No other-than-temporary impairment charge was recorded for the three and six months ended March 31, 2014 and 2013.
Other Investments
We generally invest our excess cash in investment grade short- to intermediate-term fixed-income securities and money market funds. For further information, see Note 12 of the Notes to Consolidated Financial Statements.
Note 6. Goodwill
The changes in the carrying balance of goodwill for the six months ended March 31, 2014 were as follows:

Balance as of September 30, 2013	$324,454
Other adjustments (1)	2,616
Balance as of March 31, 2014	$327,070
(1) Largely represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).
Goodwill amounts are tested for impairment at least annually during the second fiscal quarter. No impairments were recorded for the three and six months ended March 31, 2014 and 2013.
Note 7. Intangible Assets
The following table presents our intangible assets as of the dates specified below:

	March 31, 2014			September 30, 2013
Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$3,905	$(1,619)	$2,286	$3,886	$(1,368)	$2,518
Technology	45,985	(25,203)	20,782	45,694	(22,427)	23,267
Customer relationships	142,052	(51,820)	90,232	141,586	(44,074)	97,512
Total	$191,942	$(78,642)	$113,300	$191,166	$(67,869)	$123,297
Amortization expense totaled $5.2 million and $10.5 million for the three and six months ended March 31, 2014, respectively, and $4.5 million and $9.0 million for the same periods in 2013.
The following table presents the estimated future amortization expense related to intangible assets held at March 31, 2014:

Years Ending September 30,	Amortization of Intangible Assets
2014 (April 1, 2014 through September 30, 2014)	$10,464
2015	20,812
2016	18,458
2017	16,939
2018	15,797
Thereafter	30,830
Total	$113,300
Note 8. Customer Funding Liabilities
We draw funds from and make payments on behalf of our customers for employee expense reimbursements, related corporate credit card payments, and vendor payments. We hold these funds in cash and record our obligation to make these expense reimbursements and payments on behalf of our customers as customer funding liabilities.

Note 9. Debt
The following table presents our outstanding debt:

	March 31, 2014				September 30, 2013
	Principal	Unamortized Discount	Notes Issuance Costs	Carrying Value	Principal	Unamortized Discount	Notes Issuance Costs	Carrying Value
2015 Notes	$287,500	$(13,698)	$(1,475)	$272,327	$287,500	$(19,898)	$(2,176)	$265,426
2018 Notes	488,750	(87,489)	(9,295)	391,966	488,750	(96,660)	(10,283)	381,807
Total	$776,250	$(101,187)	$(10,770)	$664,293	$776,250	$(116,558)	$(12,459)	$647,233
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
Our common stock price exceeded 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the quarter ended December 31, 2013. Accordingly, the 2015 Notes were convertible at the holders’ option for the quarter ended March 31, 2014 and were classified as a current liability on the consolidated balance sheets as of December 31, 2013. As of March 31, 2014, none of the 2015 Notes have been repurchased or converted.
For at least 20 trading days during the 30 consecutive trading day period ended March 31, 2014, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the 2015 Notes are convertible at the holders’ option for the quarter ending June 30, 2014, and the 2015 Notes are classified as a current liability on the consolidated balance sheets as of March 31, 2014.
In accounting for the issuance of the 2015 Notes, we separated the 2015 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“2015 Notes Discount”) is amortized to interest expense over the term of the 2015 Notes. The remaining term of the 2015

Notes is approximately one year at March 31, 2014. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2015 Notes as a whole.
A portion of the equity component attributable to the conversion feature of the 2015 Notes was classified in temporary equity. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2015 Notes.
Further, in accounting for the transaction costs related to the issuance of the 2015 Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the 2015 Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital (“2015 Notes Issuance Costs”). The carrying amounts of the equity component, net of transaction costs, were $41.2 million and $34.3 million at March 31, 2014 and September 30, 2013, respectively.
The following table presents the interest expense related to the 2015 Notes for the three and six months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Contractual interest expense	$1,797	$1,797	$3,594	$3,594
Amortization of notes issuance costs	353	330	701	656
Accretion of notes discount	3,128	2,897	6,200	5,743
	$5,278	$5,024	$10,495	$9,993
Effective interest rate of the liability component	7.73%	7.73%	7.73%	7.73%
The net proceeds from the 2015 Notes were approximately $279.0 million after payment of the initial purchasers’ discounts and offering expenses. From these net proceeds, we used a net total of approximately $34.1 million, which included $60.1 million to pay for the cost of the 2015 Note Hedges, partially offset by proceeds of $26.1 million from our sale of 2015 Warrants. These transactions are defined and described in more detail below. We expect to continue to use the net proceeds of the 2015 Notes for general corporate purposes, including potential acquisitions and strategic transactions.
Based on the closing prices of the Company’s common stock of $99.07 on March 31, 2014, the if-converted value of the 2015 Notes exceeded their principal amount by approximately $256.6 million.
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
2015 Warrants
Separately, we entered into warrant transactions, whereby we sold warrants to acquire up to 5.5 million shares of our common stock at a strike price of $73.29 per share (“2015 Warrants”), subject to anti-dilution adjustments. The 2015 Warrants will expire upon the maturity of the 2015 Notes. We received proceeds of $26.1 million from the sale of the 2015 Warrants. If the market value per share of our common stock, as measured under the 2015 Warrants, exceeds the strike price of the 2015 Warrants, the 2015 Warrants will have a dilutive effect on our net income per share. The 2015 Warrants had an anti-dilutive effect on our net loss per share for the periods presented.
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
During the three months ended December 31, 2013, none of the above conditions were achieved. Accordingly, the 2018 Notes were not convertible at the holders’ option for the quarter ended March 31, 2014 and were classified as a non-current liability on the consolidated balance sheets as of December 31, 2013. As of March 31, 2014, none of the 2018 Notes have been repurchased or converted.
During the three months ended March 31, 2014, none of the above conditions were achieved. Accordingly, the 2018 Notes are not convertible at the holders’ option for the quarter ending June 30, 2014, and the 2018 Notes are classified as a non-current liability on the consolidated balance sheets as of March 31, 2014.
In accounting for the issuance of the 2018 Notes, we separated the 2018 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“2018 Notes Discount”) is amortized to interest expense over the term of the 2018 Notes. The remaining term of the 2018 Notes is approximately 4.2 years at March 31, 2014. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2018 Notes as a whole. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the 2018 Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the 2018 Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital (“2018 Notes Issuance Costs”). The carrying amount of the equity component, net of transaction costs, was $99.6 million at March 31, 2014 and September 30, 2013.
The following table presents the interest expense related to the 2018 Notes for the three and six months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Contractual interest expense	$611	$—	$1,222	$—
Amortization of notes issuance costs	497	—	988	—
Accretion of notes discount	4,616	—	9,171	—
	$5,724	$—	$11,381	$—
Effective interest rate of the liability component	5.75%	—%	5.75%	—%
The net proceeds from the 2018 Notes were approximately $474.9 million after payment of the initial purchasers’ discounts and offering expenses. From these net proceeds, we used a net total of approximately $34.4 million, which included

$58.2 million to pay for the cost of the 2018 Note Hedges, partially offset by proceeds of $23.8 million from our sale of 2018 Warrants. These transactions are defined and described in more detail below. We expect to continue to use the net proceeds of the 2018 Notes for general corporate purposes, including potential acquisitions and strategic transactions.
Based on the closing prices of the Company’s common stock of $99.07 on March 31, 2014, the if-converted value of the 2018 Notes was less than their principal amount.
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
2018 Warrants
Separately, we entered into warrant transactions, whereby we sold warrants to acquire up to 4.7 million shares of our common stock at a strike price of $138.48 per share (“2018 Warrants”), subject to anti-dilution adjustments. The 2018 Warrants will expire upon the maturity of the 2018 Notes. We received proceeds of $23.8 million from the sale of the 2018 Warrants. If the market value per share of our common stock, as measured under the 2018 Warrants, exceeds the strike price of the 2018 Warrants, the 2018 Warrants will have a dilutive effect on our net income per share. The 2018 Warrants had an anti-dilutive effect on our net loss per share during the periods stated.
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
For the three and six months ended March 31, 2014, our effective tax rates of -123.4% and -44.0%, respectively, differed from the U.S. federal statutory rate primarily due to a one-time, non-cash charge to record a valuation allowance against our total U.S. deferred tax assets balance as of December 31, 2013, net of U.S. deferred tax liabilities; losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets; losses in our Dutch licensing company; expenses not deductible for tax purposes; and equity investment losses where we are not able to record a tax benefit. These differences were partially offset by earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested outside the United States, and revaluation of the contingent consideration which is not subject to income taxes, measured against a pretax loss for the year.
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. A significant piece of objective negative evidence we evaluated was our cumulative loss incurred over the three-year period ended March 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As a result, we determined that the negative evidence outweighed the positive evidence as of March 31, 2014 and recorded a one-time, non-cash charge to income tax expense in the amount of $31.4 million to establish a valuation allowance against our total U.S. deferred tax assets balance as of December 31, 2013, net of U.S. deferred tax liabilities. This accounting treatment has no effect on our actual ability to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.
For the three and six months ended March 31, 2013, our effective tax rate of 7.9% differed from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we were not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, revaluation of the contingent consideration, which does not impact taxable income, and expenses not deductible for tax purposes. These differences were partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
We measure and recognize uncertain tax positions. To recognize such positions, we first determine if it is more likely than not that the position will be sustained on audit. We then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We do not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next 12 months. Tax positions for Concur and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. An adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.
Note 11. Share-Based Compensation
Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of restricted stock, stock options, stock bonuses, stock appreciation rights, and restricted stock units (“RSUs”). During the second quarter of 2013, our Equity Plan was amended and restated to increase the shares of common stock reserved under our Equity Plan by 4.6 million. As of March 31, 2014, we had 4.2 million shares of common stock reserved for future grants under our Equity Plan. Based on our Equity Plan design, the 4.2 million shares of common stock equates to approximately 2.8 million RSUs reserved for future grants, which we generally use as long-term employee incentive and retention tools.
Our share-based awards generally vest over four years and are subject to the employee’s continued employment with Concur. The vesting of certain RSUs is subject to the achievement of specified Company-wide performance goals. On a quarterly basis, we estimate the probability of achieving specified performance goals (including estimating the level of achievement) to determine the probable number of RSUs that may ultimately vest. We adjust our estimate on a quarterly basis, if necessary, until the achievement of the performance goals is known at the end of the measurement period. The amount of share-based compensation recognized in each reporting period can vary based on the level of achievement or expected level of achievement based on the specified performance goals. We also estimate forfeiture rates at the time of grants and revise the estimates in subsequent periods if actual forfeitures differ from our estimates. We record share-based compensation net of estimated forfeitures.
During the three months ended December 31, 2013, certain senior executives received RSU grants that will vest based on Company-wide performance goals and service conditions (“2014 Performance-based RSUs”). The number of 2014 Performance-based RSUs shall be determined based on the achievement of Company-wide goals for fiscal 2014. In order to vest, the low end of the predetermined Company-wide goals must be met. Therefore, participants in the 2014 Performance-based RSUs may receive a range of 0 shares to approximately 0.3 million shares depending on the actual achievement level of performance goals. No additional performance-based RSUs were granted during the three months ended March 31, 2014.
The following table presents our share-based compensation resulting from equity awards that we recorded in our consolidated statements of operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Cost of operations	$3,509	$1,492	$9,573	$4,061
Sales and marketing	8,443	6,545	23,123	14,985
Systems development and programming	2,464	1,643	6,476	3,607
General and administrative	5,171	4,038	10,904	8,794
Total share-based compensation	$19,587	$13,718	$50,076	$31,447
The following table presents our stock option activity for the six months ended March 31, 2014 (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2013	419	$12.39
Exercised	(158)	11.51
Forfeited or expired	—	—
Outstanding as of March 31, 2014	261	$12.92	1.55	$22,486
Exercisable as of March 31, 2014	261	$12.92	1.55	$22,486

The following table presents a summary of RSU award activity for the six months ended March 31, 2014 (in thousands, except weighted average share value):

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2013	3,025	$66.38
Granted (1)	335	105.82
Vested and released	(936)	62.24
Cancelled	(29)	58.37
Outstanding as of March 31, 2014	2,395	$73.61
(1) Includes 2014 Performance-based RSUs granted during the period.
As of March 31, 2014, we had $94.1 million of unrecognized share-based compensation, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.5 years.
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
Our financial assets and liabilities measured at fair value as of March 31, 2014, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Money market funds	$2,001	$—	$—	$2,001
Time deposits	36,466	—	—	36,466
Commercial paper	—	180,182	—	180,182
Total cash equivalents	38,467	180,182	—	218,649
Short-term investments:
Commercial paper	—	290,090	—	290,090
Certificates of deposit	—	126,914	—	126,914
Other fixed income securities	—	56,886	—	56,886
Total short-term investments	—	473,890	—	473,890
Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,594	$1,594
(1) Included in cash and cash equivalents in the consolidated balance sheets as of March 31, 2014, in addition to $104.6 million of cash.
Our financial assets and liabilities measured at fair value as of September 30, 2013, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Money market funds	$9,095	$—	$—	$9,095
Time deposits	41,647	—	—	41,647
Commercial paper	—	146,424	—	146,424
Total cash equivalents	50,742	146,424	—	197,166
Short-term investments:
Commercial paper	—	385,223	—	385,223
Certificates of deposit	—	96,833	—	96,833
Other fixed income securities	—	49,009	—	49,009
Total short-term investments	—	531,065	—	531,065
Liabilities:
Acquisition-related contingent consideration	$—	$—	$3,182	$3,182
(1) Included in cash and cash equivalents in the consolidated balance sheets as of September 30, 2013, in addition to $104.5 million of cash.
Our valuation techniques used to measure the fair values of our financial instruments that are classified as Level 1 in the table above were derived from quoted market prices as active markets for these instruments exist. Our valuation techniques used to measure the fair values of our financial instruments that are classified as Level 2 in the table above were derived from non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments.
As of March 31, 2014, we had $473.9 million of short-term available-for-sale investments whose net carrying values approximated their fair values, due to the short-term nature of the instruments.
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
The following table presents a reconciliation of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2014:

Balance as of September 30, 2013	$3,182
Total losses (gains):
Recorded as revaluation of contingent consideration	(1,643)
Foreign currency translation	55
Balance as of March 31, 2014	$1,594
The following table presents a reconciliation of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2013:

Balance as of September 30, 2012	$22,692
Contingent consideration issued at business combination	3,049
Total losses:
Recorded as revaluation of contingent consideration	2,132
Recorded as compensation expense	1,089
Balance as of March 31, 2013	$28,962
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the three and six months ended March 31, 2014 and 2013, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.
Other Fair Value Disclosures
The fair values of the 2015 Notes and 2018 Notes were estimated using Level 2 inputs based on quoted market prices in markets that are not active. The fair values of the 2015 Notes and 2018 Notes are primarily affected by our stock price and stated interest rate as compared to the market rate. As of March 31, 2014, the carrying amount and fair value of the 2015 Notes were $272.3 million and $549.8 million, respectively. The carrying amount and fair value of the 2018 Notes were $392.0 million and $571.5 million, respectively. As of September 30, 2013, the carrying amount and fair value of the 2015 Notes were $265.4 million and $610.2 million, respectively. The carrying amount and fair value of the 2018 Notes were $381.8 million and $590.8 million, respectively.
Note 13. Equity
The following table shows the changes in equity attributable to both Concur and the noncontrolling interest in our consolidated subsidiary in which we have control, but not total ownership interest:

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2013	$795,985	$221	$796,206
Investment by noncontrolling interest partners	—	1,809	1,809
Comprehensive income (loss):
Net loss	(80,201)	(377)	(80,578)
Foreign currency translation adjustments	1,202	8	1,210
Unrealized loss on available-for-sale investments, net of tax	(146)	—	(146)
Comprehensive loss	(79,145)	(369)	(79,514)
Share-based transactions and compensation expense	22,599	—	22,599
Temporary equity reclassification	6,901	—	6,901
Repurchase of common stock	(441)	—	(441)
Equity at March 31, 2014	$745,899	$1,661	$747,560

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2012	$704,599	$581	$705,180
Comprehensive income (loss):
Net loss	(19,677)	(494)	(20,171)
Foreign currency translation adjustments	(2,151)	(55)	(2,206)
Unrealized loss on available-for-sale investments, net of tax	(32)	—	(32)
Comprehensive loss	(21,860)	(549)	(22,409)
Share-based transactions and compensation expense	16,395	—	16,395
Temporary equity reclassification	6,399	—	6,399
Repurchase of common stock	(201)	—	(201)
Equity at March 31, 2013	$705,332	$32	$705,364

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
For the three and six months ended March 31, 2014 and 2013, respectively, no single customer accounted for more than 10% of our total revenue. The following table presents our revenue by geographic region:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
United States	$141,980	$107,725	$277,504	$211,116
Europe	20,088	14,163	38,939	28,390
Other	7,454	5,482	16,157	10,662
Total revenue	$169,522	$127,370	$332,600	$250,168
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
Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” the “Company,” “we,” “us” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2012 and 2013 as “2012” and “2013” and our fiscal year ending September 30, 2014 as “2014.” Throughout this MD&A, where we provide discussion of the three and six months ended March 31, 2014, and we provide data for the same period in the prior year, we refer to the prior period as “2013.” All dollar, option, and share amounts are reported in thousands, unless otherwise noted.
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
Our strategic focus in 2014 is to continue to grow our core subscription business. We expect our subscription revenue to increase in 2014 compared to 2013 due to anticipated growth in demand and global expansion. We expect total sales and marketing expenses in 2014 to increase in absolute dollars compared to 2013, driven primarily by an increase in sales personnel and marketing programs globally.
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
International Revenue. Revenue from customers outside the United States represented 16% and 15% of total revenue for the three months ended March 31, 2014 and 2013, respectively, and 17% and 16% of total revenue for the six months ended March 31, 2014 and 2013, respectively. We expect continued growth in our international revenue as our products and services continue to gain acceptance in international markets due to our investment in global distribution and increased global awareness of our products.
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
Revaluation of Contingent Consideration. Revaluation of contingent consideration consists of changes in our obligation to transfer additional assets to the former owners of acquired entities if specified future events occur or conditions are met. Contingent consideration is remeasured to fair value at each reporting date with changes included in the consolidated statements of operations.
Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of intangible assets from acquisitions. We are amortizing our intangible assets as non-cash charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to trade name and trademarks, use of acquired technology, and customer relationships.
Results of Operations
Three Months Ended March 31, 2014 and 2013
Revenue

	Three Months Ended March 31,		Variance Dollars
	2014	2013
Revenue	$169,522	$127,370	$42,152

	Three Months Ended March 31,
	2014	%	2013	%
United States	$141,980	83.8%	$107,725	84.6%
Europe	20,088	11.8%	14,163	11.1%
Other	7,454	4.4%	5,482	4.3%
Total revenue	$169,522	100%	$127,370	100%
Revenue increased by 33.1%, or $42.2 million, for the three months ended March 31, 2014, compared to the same period in the prior year. This increase was primarily due to growth in the number of customers using our subscription services as well as higher transaction volumes. The growth in the number of customers using our subscription services reflects higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services.
We expect revenue to continue to grow in 2014 as a result of the growing demand for our subscription service offerings, our planned increase in spending on sales and marketing, and international expansion.
Cost of Operations

	Three Months Ended March 31,		Variance Dollars
	2014	2013
Cost of operations	$60,981	$36,564	$24,417
Percent of total revenue	36.0%	28.7%
Cost of operations increased by 66.8%, or $24.4 million, for the three months ended March 31, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $19.5 million, driven by increased headcount of approximately 75% to support our growing customer base and as a result of our 2013 acquisitions. Additionally, share-based compensation increased $2.0 million. Allocated overhead and infrastructure costs increased by $1.8 million to facilitate growth.
As a percentage of total revenue, cost of operations increased to 36.0% during the three months ended March 31, 2014 from 28.7% during the same period in the prior year primarily due to investments made to grow our implementation resources and businesses acquired during the second half of 2013, which contribute lower gross margins.
We expect cost of operations to trend downward as a percentage of total revenue over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars in 2014 compared to 2013 as we continue to expand our capacity to deploy and support additional new customers.
Sales and Marketing

	Three Months Ended March 31,		Variance Dollars
	2014	2013
Sales and marketing	$71,194	$55,518	$15,676
Percent of total revenue	42.0%	43.6%
Sales and marketing expenses increased by 28.2%, or $15.7 million, for the three months ended March 31, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $9.7 million, resulting from a headcount increase of approximately 19% as we invested in sales and marketing to acquire new customers and increase penetration within our existing customer base. Share-based compensation increased by $1.9 million. Customer acquisition costs increased by $2.4 million and allocated overhead and infrastructure costs increased by $0.7 million to facilitate our growth.
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
Systems Development and Programming

	Three Months Ended March 31,		Variance Dollars
	2014	2013
Systems development and programming	$20,369	$13,799	$6,570
Percent of total revenue	12.0%	10.8%
Systems development and programming costs increased by 47.6%, or $6.6 million, for the three months ended March 31, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $4.4 million, driven by increased headcount of approximately 27% to upgrade and extend our service offerings and develop new technologies. Further, depreciation of fixed assets increased by $1.3 million as we invested more heavily in our infrastructure to accommodate expected future growth.
In response to the demand for our subscription services, the majority of our systems development resources are focused on developing internal-use software used to provide services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased by $3.8 million, from $48.4 million at December 31, 2013 to $52.2 million at March 31, 2014.
We anticipate that recognized systems development and programming costs in 2014 will increase in absolute dollars compared to 2013 as we continue to focus on product innovation.
General and Administrative

	Three Months Ended March 31,		Variance Dollars
	2014	2013
General and administrative	$25,553	$20,280	$5,273
Percent of total revenue	15.1%	15.9%
General and administrative expenses increased by 26.0%, or $5.3 million, for the three months ended March 31, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $3.7 million in personnel costs and related expenses, driven by an increase in headcount of approximately 39% to support our growth. Further, allocated overhead and infrastructure costs increased by $1.7 million to facilitate growth.
We expect the absolute dollar amount of general and administrative expenses to increase in 2014 compared to 2013 due to increases in personnel costs and infrastructure costs related to the growth of our business.
Revaluation of Contingent Consideration

	Three Months Ended March 31,		Variance Dollars
	2014	2013
Revaluation of contingent consideration	$(415)	$(677)	$262
Percent of total revenue	(0.2)%	(0.5)%
For the three months ended March 31, 2014, revaluation of contingent consideration consisted of a gain of $0.4 million, primarily relating to the revaluation of 2013 acquisitions due to the change in our assessment of the weighted probability of achieving certain revenue targets at each reporting period.
For the three months ended March 31, 2013, revaluation of contingent consideration related to the acquisition of TripIt, Inc., which was subsequently paid in 2013.
Amortization of Intangible Assets

	Three Months Ended March 31,		Variance Dollars
	2014	2013
Amortization of intangible assets	$5,242	$4,539	$703
Percent of total revenue	3.1%	3.6%
Amortization of intangible assets increased by 15.5%, or $0.7 million, for the three months ended March 31, 2014, compared to the same period in the prior year, primarily due to intangible asset additions obtained through acquisitions during 2013.

Interest Income, Interest Expense, Loss from Equity Investments, and Other

	Three Months Ended March 31,		Variance Dollars
	2014	2013
Interest income	$615	$490	$125
Interest expense	(11,003)	(5,128)	(5,875)
Loss from equity investments	(1,136)	(767)	(369)
Other, net	(232)	(473)	241
Total other expense, net	$(11,756)	$(5,878)	$(5,878)
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
For the three months ended March 31, 2014, interest expense primarily consisted of interest on the 2.50% convertible senior notes due April 15, 2015 (“2015 Notes”) and interest on the 0.50% convertible senior notes due June 15, 2018 (“2018 Notes”). For the three months ended March 31, 2013, interest expense primarily consisted of interest on the 2015 Notes. Foreign currency transaction gains (losses) are included in the consolidated statements of operations under other income (expense).
Income Tax Expense

	Three Months Ended March 31,		Variance Dollars
	2014	2013
Income tax expense (benefit)	$31,049	$(678)	$31,727
Effective tax rate	(123.4)%	7.9%
For the three months ended March 31, 2014, our effective tax rate of -123.4% differed from the U.S. federal statutory rate primarily due to a one-time, non-cash charge to record a valuation allowance against our total U.S. deferred tax assets balance as of December 31, 2013, net of U.S. deferred tax liabilities; losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets; losses in our Dutch licensing company; expenses not deductible for tax purposes; and equity investment losses where we are not able to record a tax benefit. These differences were partially offset by earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested outside the United States and revaluation of the contingent consideration which is not subject to income taxes, measured against a pretax loss for the year.
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. A significant piece of objective negative evidence we evaluated was our cumulative loss incurred over the three-year period ended March 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As a result, in the second quarter of 2014, we determined that the negative evidence outweighed the positive evidence as of March 31, 2014 and recorded a one-time, non-cash charge to income tax expense in the amount of $31.4 million to establish a valuation allowance against our total U.S. deferred tax assets balance as of December 31, 2013, net of U.S. deferred tax liabilities. This accounting treatment has no effect on our actual ability to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.
For the three months ended March 31, 2013, our effective tax rate of 7.9% differed from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we were not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, revaluation of the contingent consideration, which does not impact taxable income, and expenses not deductible for tax purposes. These differences were partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
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
We measure and recognize uncertain tax positions. To recognize such positions, we first determine if it is more likely than not that the position will be sustained on audit. We then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We do not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next 12 months. Tax positions for Concur and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. An adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.
Six Months Ended March 31, 2014 and 2013
Revenue

	Six Months Ended March 31,		Variance Dollars
	2014	2013
Revenue	$332,600	$250,168	$82,432

	Six Months Ended March 31,
	2014	%	2013	%
United States	$277,504	83.4%	$211,116	84.4%
Europe	38,939	11.7%	28,390	11.3%
Other	16,157	4.9%	10,662	4.3%
Total revenue	$332,600	100%	$250,168	100%
Revenue increased by 33.0%, or $82.4 million, for the six months ended March 31, 2014, compared to the same period in the prior year. This increase was primarily due to growth in the number of customers using our subscription services as well as higher transaction volumes. The growth in the number of customers using our subscription services reflects higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services.
We expect revenue to continue to grow in 2014 as a result of the growing demand for our subscription service offerings, our planned increase in spending on sales and marketing, and international expansion.
Cost of Operations

	Six Months Ended March 31,		Variance Dollars
	2014	2013
Cost of operations	$119,504	$71,560	$47,944
Percent of total revenue	35.9%	28.6%
Cost of operations increased by 67.0%, or $47.9 million, for the six months ended March 31, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $35.8 million driven by increased headcount of approximately 79% to support our growing customer base and as a result of our 2013 acquisitions. Share-based compensation increased $5.5 million. Allocated overhead and infrastructure costs increased by $4.0 million to facilitate growth. Further, transaction costs that we incur in connection with our subscription services increased by $2.6 million primarily related to the volume of transaction activity.
As a percentage of total revenue, cost of operations increased to 35.9% during the six months ended March 31, 2014 from 28.6% during the same period in the prior year primarily due to investments made to grow our implementation resources and businesses acquired during the second half of 2013, which contribute lower gross margins.
We expect cost of operations to trend downward as a percentage of total revenue over the long term as the incremental cost to deploy and support each new customer is expected to decrease due to economies of scale anticipated in our subscription service model infrastructure. We anticipate that cost of operations will increase in absolute dollars in 2014 compared to 2013 as we continue to expand our capacity to deploy and support additional new customers.
Sales and Marketing

	Six Months Ended March 31,		Variance Dollars
	2014	2013
Sales and marketing	$144,356	$110,460	$33,896
Percent of total revenue	43.4%	44.2%
Sales and marketing expenses increased by 30.7%, or $33.9 million, for the six months ended March 31, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $17.7 million, resulting from a headcount increase of approximately 21% to acquire new customers and increase penetration within our existing customer base. Additionally, there was an increase in share-based compensation of $8.1 million, customer acquisition costs increased by $5.2 million, advertising costs increased by $2.0 million, and allocated overhead and infrastructure costs increased by $1.4 million. The increase was partially offset by a decrease of $1.0 million in contingent consideration associated with our acquisition of TripIt that was recorded in compensation expense during the six months ended March 31, 2013.
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
Systems Development and Programming

	Six Months Ended March 31,		Variance Dollars
	2014	2013
Systems development and programming	$41,933	$28,026	$13,907
Percent of total revenue	12.6%	11.2%
Systems development and programming costs increased by 49.6%, or $13.9 million, for the six months ended March 31, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $8.2 million, driven by increased headcount of approximately 25% to upgrade and extend our service offerings and develop new technologies. Additionally, there was an increase in share-based compensation of $2.9 million. Further, depreciation of fixed assets increased by $2.5 million as we invested more heavily in our infrastructure to accommodate expected future growth.
In response to the demand for our subscription services, the majority of our systems development resources are focused on developing internal-use software used to provide services to our customers. We capitalize costs in accordance with GAAP for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased by $6.7 million, from $45.5 million at September 30, 2013 to $52.2 million at March 31, 2014.
We anticipate that recognized systems development and programming costs in 2014 will increase in absolute dollars compared to 2013 as we continue to focus on product innovation.
General and Administrative

	Six Months Ended March 31,		Variance Dollars
	2014	2013
General and administrative	$50,457	$39,912	$10,545
Percent of total revenue	15.2%	16.0%
General and administrative expenses increased by 26.4%, or $10.5 million, for the six months ended March 31, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $6.0 million in personnel costs and related expenses, driven by an increase in headcount of approximately 40% to support our growth. Additionally, allocated overhead and infrastructure costs increased by $3.7 million to facilitate our growth.
We expect the absolute dollar amount of general and administrative expenses to increase in 2014 compared to 2013 due to increases in personnel costs and infrastructure costs related to the growth of our business.
Revaluation of Contingent Consideration

	Six Months Ended March 31,		Variance Dollars
	2014	2013
Revaluation of contingent consideration	$(1,643)	$2,132	$(3,775)
Percent of total revenue	(0.5)%	0.9%
For the six months ended March 31, 2014, revaluation of contingent consideration consisted of a gain of $1.6 million, primarily relating to the revaluation of the 2013 acquisitions due to the change in our assessment of the weighted probability of achieving certain revenue targets at each reporting period.
For the six months ended March 31, 2013, revaluation of contingent consideration related to the acquisition of TripIt and consisted of a loss of $2.1 million due to the change in valuation inputs such as our stock price and stock volatility. The TripIt contingent consideration was subsequently paid in 2013.
Amortization of Intangible Assets

	Six Months Ended March 31,		Variance Dollars
	2014	2013
Amortization of intangible assets	$10,472	$9,003	$1,469
Percent of total revenue	3.1%	3.6%
Amortization of intangible assets increased by 16.3%, or $1.5 million, for the six months ended March 31, 2014, compared to the same period in the prior year, primarily due to intangible asset additions obtained through acquisitions during the 12 months ended September 30, 2013.
Interest Income, Interest Expense, Loss from Equity Investments, and Other

	Six Months Ended March 31,		Variance Dollars
	2014	2013
Interest income	$1,474	$1,044	$430
Interest expense	(21,883)	(10,096)	(11,787)
Loss from equity investments	(2,266)	(1,368)	(898)
Other, net	(814)	(561)	(253)
Total other expense, net	$(23,489)	$(10,981)	$(12,508)
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
For the six months ended March 31, 2014, interest expense primarily consisted of interest on the 2015 Notes and interest on the 2018 Notes. For the six months ended March 31, 2013, interest expense primarily consisted of interest on the 2015 Notes. Foreign currency transaction gains (losses) are included in the consolidated statements of operations under other income (expense).
Income Tax Expense

	Six Months Ended March 31,		Variance Dollars
	2014	2013
Income tax expense (benefit)	$24,610	$(1,735)	$26,345
Effective tax rate	(44.0)%	7.9%
For the six months ended March 31, 2014, our effective tax rate of -44.0% differed from the U.S. federal statutory rate primarily due to a one-time, non-cash charge to record a valuation allowance against our total U.S. deferred tax assets balance as of December 31, 2013, net of U.S. deferred tax liabilities; losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets; losses in our Dutch licensing company; expenses not deductible for tax purposes; and equity investment losses where we are not able to record a tax benefit. These differences were partially offset by earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested outside the United States and revaluation of the contingent consideration which is not subject to income taxes, measured against a pretax loss for the year.

For the six months ended March 31, 2013, our effective tax rate of 7.9% differed from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we were not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, revaluation of the contingent consideration, which does not impact taxable income, and expenses not deductible for tax purposes. These differences were partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
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
We measure and recognize uncertain tax positions. To recognize such positions, we first determine if it is more likely than not that the position will be sustained on audit. We then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We do not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next 12 months. Tax positions for Concur and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. An adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.
Liquidity and Capital Resources
Our available sources of liquidity as of March 31, 2014 consisted principally of cash, cash equivalents, and short-term investments totaling $797.2 million. Our cash, cash equivalents, and short-term investments are comprised primarily of commercial paper, certificates of deposit, fixed-income securities, and time deposits.
Our cash flows were as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2014	2013	$ Change	2014	2013	$ Change
Cash provided by (used in):
Operating activities	$22,789	$18,699	$4,090	$34,887	$23,748	$11,139
Investing activities	(74,552)	(5,681)	(68,871)	15,223	(81,716)	96,939
Financing activities	(31,089)	(19,744)	(11,345)	(28,524)	(18,676)	(9,848)
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
Net cash provided by operating activities was $22.8 million for the three months ended March 31, 2014, compared to $18.7 million for the same period in the prior year. The increase in operating cash flows was primarily driven by higher revenue, leading to higher cash collections. The increase was partially offset by payments to cover higher period-over-period operating costs.
Net cash provided by operating activities was $34.9 million for the six months ended March 31, 2014, compared to $23.7 million for the same period in the prior year. The increase in operating cash flows was primarily driven by higher revenue, leading to higher cash collections. The increase was partially offset by payments to cover higher period-over-period operating costs.
Investing Activities
Investing activities generally consist of purchases, sales, and maturities of investments, cash outlays for acquisitions, strategic investments, capital expenditures including leasehold improvements and internal-use software, and changes in customer funding liabilities.
Our investing activities used $74.6 million of cash for the three months ended March 31, 2014, compared to $5.7 million for the same period in the prior year. The change in investing cash flows was primarily driven by net purchases of short-term investments of $31.1 million for the three months ended March 31, 2014, compared to net maturities of short-term investments of $10.5 million for the same period in the prior year. We also used $23.6 million of cash for investments in and loans to unconsolidated affiliates during the three months ended March 31, 2014; we did not make any such investments or loans during the three months ended March 31, 2013.
Our investing activities provided $15.2 million of cash for the six months ended March 31, 2014, compared to a use of cash of $81.7 million for the same period in the prior year. The change in investing cash flows was primarily driven by net maturities of short-term investments of $57.0 million for the six months ended March 31, 2014, compared to net purchases of short-term investments of $40.7 million for the same period in the prior year. In addition, cash payments for acquisitions decreased $7.0 million primarily due to a $9.6 million payment made during the three months ended March 31, 2013 for the acquisition of conTgo. We used $9.8 million more cash for strategic investments in and loans to unconsolidated affiliates during the six months ended March 31, 2014, versus the same period in the prior year.
Financing Activities
Our financing activities generally consist of receipts and repayments of debt to fund our growth and strategic initiatives, proceeds from employee stock purchases and share-based activity, payments to repurchase common stock, minimum tax withholding on restricted stock awards, excess tax benefits from share-based compensation, and investments in our consolidated joint venture by the noncontrolling investors.
Cash used in financing activities increased by $11.3 million for the three months ended March 31, 2014, compared to the same period in the prior year, primarily due to a $12.7 million increase in minimum tax withholding on vested restricted stock awards.
Cash used in financing activities increased by $9.8 million for the six months ended March 31, 2014, compared to the same period in the prior year, primarily due to a $12.6 million increase in minimum tax withholding on vested restricted stock awards, offset by a $1.8 million investment in our consolidated joint venture by the minority interest during the six months ended March 31, 2014 that did not occur in the same period of the prior year.
Convertible Senior Notes
During the three months ended March 31, 2010 and during the three months ended June 30, 2013, we issued the 2015 Notes and the 2018 Notes (collectively, the “Notes”), the 2015 Note Hedges and the 2018 Note Hedges (collectively, the “Note Hedges”), and the 2015 Warrants and the 2018 Warrants (collectively, the “Warrants”), respectively, for general corporate purposes, including potential acquisitions and strategic transactions. The 2015 Notes and the 2018 Notes will mature on April 15, 2015 and June 15, 2018, respectively, unless converted earlier. As of March 31, 2014, no Notes have been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For at least 20 trading days during the 30 consecutive trading day period ended on the last trading day of the quarter ended March 31, 2014, our common stock price exceeded 130% of the applicable conversion price on each applicable trading day, for the 2015 Notes. Accordingly, the 2015 Notes will be convertible at the holders’ option for the quarter ending June 30, 2014 and are classified as a current liability on the consolidated balance sheet as of March 31, 2014. Additionally, a portion of the equity component attributable to the conversion feature of the 2015 Notes, which is equal to the difference between the principal amount and carrying value of the 2015 Notes, is classified in temporary equity on the consolidated balance sheet as of March 31, 2014. The 2018 Notes are classified as long-term liability on the consolidated balance sheets as of March 31, 2014 as none of the conversion conditions were achieved during the period then ended. For further information, see Note 9 of the Notes to Consolidated Financial Statements.
Stock Repurchase
Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 12.0 million shares of our common stock through January 2015. We may repurchase our common stock from time to time in the open market based on market conditions. During the six months ended March 31, 2014 and March 31, 2013, we repurchased 4.6 thousand and 3.3 thousand of our outstanding common stock, respectively, for $0.4 million and $0.2 million, respectively. We did not repurchase any shares during the three months ended March 31, 2014 or 2013. As of March 31, 2014, we remain authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.
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
Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of March 31, 2014:

Years Ending September 30,	2015 Convertible Senior Notes, including Interest	2018 Convertible Senior Notes, including Interest	Lease Commitments	Purchase Obligations
2014 (April 1, 2014 through September 30, 2014)	$3,594	$1,222	$9,981	$3,655
2015	294,687	2,444	14,746	7,675
2016	—	2,444	14,228	4,770
2017	—	2,444	11,784	2,089
2018	—	491,193	11,023	200
Thereafter	—	—	44,433	—
Total	$298,281	$499,747	$106,195	$18,389
Convertible Senior Notes
Our 2015 Notes and 2018 Notes will mature on April 15, 2015 and June 15, 2018, respectively, unless converted earlier. Certain conditions were satisfied for the 2015 Notes in the quarter ended March 31, 2014, which makes the 2015 Notes convertible at the holders’ option for the quarter ending June 30, 2014. The 2018 Notes are not convertible at the holders’ option for the quarter ending June 30, 2014.
For further information regarding the 2015 Notes and the 2018 Notes, see Note 9 of the Notes to Consolidated Financial Statements.
Leases
We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Bellevue, Washington under an operating lease that expires on May 31, 2023. Amounts for both rent and common area maintenance under this lease are included in our contractual obligations in the table above.
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
Capital leases as of March 31, 2014 were immaterial.
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
During the three and six months ended March 31, 2014, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended September 30, 2013 filed with the SEC on November 13, 2013.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk and Market Interest Risk
There has been no material change in our market risk during the six months ended March 31, 2014. For additional information, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in Part II of our Annual Report on Form 10-K for the year ended September 30, 2013, filed with the SEC on November 13, 2013.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We generated 91% of our total revenue for the three months ended March 31, 2014 from our travel management, expense management, and integrated travel and expense management solutions. We expect these solutions to continue to constitute a large percentage of our total revenue even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models, or product features, our revenue could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenue from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.
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
Our ability to operate on a global basis is an increasingly important part of our business. Customers located outside the United States represented 16% of our total revenue for the three months ended March 31, 2014, and a further portion of our revenue is associated with employees of U.S. customers using our services outside of the United States. We have operations and facilities in many countries and we expect our international operations to continue to expand.
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

•	natural disasters or other catastrophic events beyond our reasonable control; and

•	the potential for political unrest, terrorism, hostilities, or war.
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
Many of our travel and expense management solutions collect, store, and report information about travel procurement and spending by employees of our customers. Personal privacy has become a significant issue in the United States, Europe, and many other countries where we operate. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, disclosure and transmission of personal information obtained from individuals. Changes to laws or regulations affecting privacy or transmission could impose additional costs and liability on us and could limit our use of such information to add value for customers. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. Privacy concerns, whether valid or not, may also inhibit market adoption of our solutions in some industries and foreign countries, harming our growth. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy regulations.
The costs of compliance with privacy-related laws and regulations that apply to our customers’ businesses may limit the adoption and use of our solutions and reduce overall demand for them. All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to collect, store, and report and transmit information regarding travel procurement and employee spending, which could reduce demand for our solutions. The European Union and many countries in Europe have stringent privacy laws and regulations, which may impact our ability to profitably operate in certain European countries. Regulatory burdens of this sort increase our costs and harm our financial results.
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
Our financial performance depends, in part, on the state of the global economy, which has deteriorated in the recent past, and which remains uncertain and may deteriorate in the future. For example, the U.S. Federal government shut down in October 2013, which caused uncertainty in the Federal government’s ability to meet its debt payments. While the debt ceiling was increased temporarily, a future U.S. government shutdown may occur and any resulting failure of the United States to meet its debt obligations or the perceived risk of such a failure consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. Declining levels of global economic activity typically lead to declines in corporate spending on travel, fewer travel and expense transactions, lower information technology spending, and decreased revenue for us. The core factors that affect customer usage and, therefore, our subscription revenue, are unemployment, recession-driven attrition through business failure or acquisition, and travel budget cutbacks.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”). However, despite our efforts, any failure to maintain or implement required controls could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in the trading price of our stock.
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by a number of factors, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	losses in jurisdictions for which we are not able to record a tax benefit;

•	resolution of issues arising from tax audits;

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill;

•	changes in available tax credits;

•	changes in tax laws or their interpretation, including changes in the U.S. taxation of foreign income and expenses;

•	changes in U.S. GAAP; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
Under U.S. GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a reduction in our market capitalization (as a result of a decline in our stock price) to a level below our consolidated stockholders’ equity as of the applicable balance sheet date, declining future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a negative impact on our results of operations.
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

We expect to incur GAAP net losses in the future.
We have incurred net losses in each fiscal year since the year ended September 30, 2011. In addition, we expect our costs to increase as a result of decisions made for our long-term benefit, such as equity awards and business combinations. If our revenue does not grow to offset these expected increased costs, we will not be able to return to profitability and we may continue to incur net losses, on a U.S. GAAP basis, in the future.
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
As a result of these notes offerings, we incurred approximately $287.5 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2015, and $488.8 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2018, or, in each of the foregoing, upon the occurrence of a fundamental change (as in the applicable indenture). There can be no assurance that we will be able to repay this indebtedness when due or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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
Conversion of our 2015 Notes or our 2018 Notes may affect the price of our common stock and the value of such notes.
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
As of March 31, 2014, we remain authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.

ITEM 6.     EXHIBITS
(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 7, 2014

CONCUR TECHNOLOGIES, INC.
By	/s/ Francis J. Pelzer V
Francis J. Pelzer V
Chief Financial Officer Principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.