Form 10-Q
period 2014-06-30
CONCUR TECHNOLOGIES INC
filed 2014-08-06
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Number of shares of the registrant’s common stock outstanding as of August 1, 2014: 57,036,165

CONCUR TECHNOLOGIES, INC.
FORM 10-Q
For the quarter ended June 30, 2014

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Concur Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$178,365	$138,710	$510,965	$388,878
Expenses:
Cost of operations	59,988	36,545	179,492	108,105
Sales and marketing	71,243	56,111	215,599	166,571
Systems development and programming	21,034	12,724	62,967	40,750
General and administrative	25,904	20,924	76,361	60,836
Revaluation of contingent consideration	(627)	(6,109)	(2,270)	(3,977)
Amortization of intangible assets	5,251	4,715	15,723	13,718
Total expenses	182,793	124,910	547,872	386,003
Operating income (loss)	(4,428)	13,800	(36,907)	2,875
Other income (expense):
Interest income	573	502	2,047	1,546
Interest expense	(11,133)	(6,870)	(33,016)	(16,966)
Gain (loss) from equity investments, net	13,291	(589)	11,025	(1,957)
Other, net	(192)	(22)	(1,006)	(583)
Total other income (expense)	2,539	(6,979)	(20,950)	(17,960)
Income (loss) before income tax	(1,889)	6,821	(57,857)	(15,085)
Income tax expense (benefit)	(1,663)	4,237	22,947	2,502
Consolidated net income (loss)	(226)	2,584	(80,804)	(17,587)
Less: loss attributable to noncontrolling interest	194	231	571	725
Net income (loss) attributable to Concur	$(32)	$2,815	$(80,233)	$(16,862)
Net income (loss) per share attributable to Concur common stockholders:
Basic	$—	$0.05	$(1.42)	$(0.30)
Diluted	—	0.05	(1.42)	(0.30)
Weighted average shares used in computing net income (loss) per share:
Basic	56,876	55,845	56,505	55,506
Diluted	56,876	59,290	56,505	55,506
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Consolidated net income (loss)	$(226)	$2,584	$(80,804)	$(17,587)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	1,239	(281)	2,449	(2,487)
Unrealized gain (loss) on available-for-sale investments	9	(7)	(1)	(46)
Other comprehensive income (loss), before tax	1,248	(288)	2,448	(2,533)
Tax effect	—	(2)	136	(9)
Other comprehensive income (loss), net of tax	1,248	(286)	2,312	(2,524)
Comprehensive income (loss)	1,022	2,298	(78,492)	(20,111)
Less: comprehensive loss attributable to noncontrolling interest	196	231	565	780
Comprehensive income (loss) attributable to Concur	$1,218	$2,529	$(77,927)	$(19,331)
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$475,032	$301,696
Short-term investments	341,338	531,065
Accounts receivable, net of allowance of $4,846 and $3,567	126,791	106,587
Deferred tax assets, net	23,645	43,987
Deferred costs and other assets	59,757	55,341
Total current assets	1,026,563	1,038,676
Non-current assets:
Property and equipment, net	97,297	82,414
Investments	116,112	101,756
Deferred costs and other assets	61,735	51,082
Intangible assets, net	108,232	123,297
Deferred tax assets, net	4,566	3,255
Goodwill	330,698	324,454
Total assets	$1,745,203	$1,724,934
Liabilities and equity
Current liabilities:
Accounts payable	$16,588	$15,036
Customer funding liabilities	45,335	37,039
Accrued compensation	40,927	30,142
Acquisition-related liabilities	32	2,231
Acquisition-related contingent consideration	1,000	3,182
Other accrued expenses and liabilities	30,310	34,537
Deferred revenue	106,636	88,550
Convertible senior notes, net	275,868	265,426
Total current liabilities	516,696	476,143
Non-current liabilities:
Convertible senior notes, net	397,144	381,807
Deferred rent and other long-term liabilities	11,694	10,373
Deferred revenue	10,704	15,499
Tax liabilities	27,122	22,832
Total liabilities	963,360	906,654
Temporary equity: convertible senior notes	11,632	22,074
Concur stockholders’ equity:
Common stock, $0.001 par value per share	57	56
Authorized shares: 195,000
Shares issued and outstanding: 56,891 and 56,044
Additional paid-in capital	990,110	939,423
Accumulated deficit	(221,912)	(141,679)
Accumulated other comprehensive income (loss)	491	(1,815)
Total Concur stockholders’ equity	768,746	795,985
Noncontrolling interest	1,465	221
Total equity	770,211	796,206
Total liabilities, temporary equity and stockholders’ equity	$1,745,203	$1,724,934
See Notes to Consolidated Financial Statements.

Concur Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating activities:
Consolidated net income (loss)	$(226)	$2,584	$(80,804)	$(17,587)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	5,251	4,715	15,723	13,718
Depreciation and amortization of property and equipment	10,182	7,648	28,958	21,351
Accretion of discount and issuance costs on notes	8,719	4,913	25,779	11,312
Share-based compensation	16,990	14,684	67,066	46,131
Revaluation of contingent consideration	(627)	(6,109)	(2,270)	(3,977)
Deferred income taxes	(4,453)	4,769	19,903	1,552
Excess tax benefits from share-based compensation	(31)	(352)	(452)	(717)
Loss (gain) from equity investments	(13,291)	589	(11,025)	1,957
Payments of contingent consideration	—	—	—	(591)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(9,349)	(9,169)	(19,927)	(16,558)
Deferred costs and other assets	(5,325)	(3,769)	(9,396)	(8,114)
Accounts payable	1,335	(1,327)	3,087	334
Accrued liabilities	5,977	(1,197)	10,332	(12,507)
Deferred revenue	10,319	10,035	13,384	15,458
Net cash provided by operating activities	25,471	28,014	60,358	51,762
Investing activities:
Purchases of investments	(125,412)	(317,926)	(633,406)	(571,111)
Maturities of investments	257,752	137,465	822,795	349,950
Increase (decrease) in customer funding liabilities	(6,648)	2,910	8,029	11,039
Investments in and loans to unconsolidated affiliates	(1,750)	—	(28,914)	(17,326)
Proceeds from sale of cost method investments	16,677	—	16,677	—
Capital expenditures	(12,641)	(19,558)	(39,420)	(40,547)
Payments for acquisitions, net of cash acquired	(1,250)	—	(3,810)	(9,564)
Payments of contingent consideration related to acquisition of Etap	—	—	—	(1,266)
Net cash provided by (used in) investing activities	126,728	(197,109)	141,951	(278,825)
Financing activities:
Equity issuance costs	—	(120)	—	(120)
Proceeds from borrowings on convertible senior notes, net	—	474,949	—	474,949
Proceeds from warrants	—	23,753	—	23,753
Payments for convertible senior note hedges	—	(58,161)	—	(58,161)
Investment in consolidated joint venture by noncontrolling interest	—	619	1,809	619
Payments on repurchase of common stock	(484)	(450)	(925)	(651)
Net proceeds from share-based equity award activity	323	615	2,142	2,035
Proceeds from employee stock purchase plan activity	988	767	2,674	2,351
Minimum tax withholding on restricted stock awards	(3)	(15)	(31,988)	(19,362)
Excess tax benefits from share-based compensation	31	352	452	717
Payments of contingent consideration	—	—	—	(2,497)
Repayments on capital leases	(2,066)	—	(3,899)	—
Net cash provided by (used in) financing activities	(1,211)	442,309	(29,735)	423,633
Effect of foreign currency exchange rate changes on cash and cash equivalents	780	(701)	762	(1,891)
Net increase in cash and cash equivalents	151,768	272,513	173,336	194,679
Cash and cash equivalents at beginning of period	323,264	224,440	301,696	302,274
Cash and cash equivalents at end of period	$475,032	$496,953	$475,032	$496,953
Supplemental cash flow information:
Cash paid for interest	$4,816	$3,594	$9,706	$7,188
Income tax payments, net	1,076	1,172	3,520	4,574
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
Description of the Company
We are the leading global provider of integrated travel and expense management solutions for companies of all industries and sizes worldwide. Our core mission is to continuously innovate to reduce the costs for our customers and enhance the user experience for travelers. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity by streamlining processes and providing visibility into expense management, travel management, itinerary management, and invoice management processes. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help clients effectively negotiate with vendors, create budgets, and manage compliance. By providing easy-to-use mobile solutions, we help make business travel easier and more productive for our customers’ employees. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large.
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
Basis of Presentation
These consolidated financial statements include the accounts of Concur, its wholly-owned subsidiaries, and its majority-owned subsidiary. We hold a controlling interest (75% voting interest) in our Japanese joint venture Concur (Japan) Ltd. (“Concur Japan”). We recorded a noncontrolling interest in the consolidated statements of operations for the noncontrolling investors’ interests in the operations of Concur Japan. Noncontrolling interest of $1.5 million and $0.2 million as of June 30, 2014 and September 30, 2013, respectively, is reflected in stockholders’ equity. All intercompany accounts and transactions, including those of Concur Japan, were eliminated in consolidation.
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
We prepared our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our consolidated financial statements and accompanying notes. Examples of estimates and assumptions include the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements, valuing assets and liabilities acquired through business combinations, determining the fair value of acquisition-related contingent considerations, valuing and estimating useful lives of intangible assets, recognizing uncertain tax positions, estimating tax valuation allowances on tax attribute carryforwards, valuing strategic investments and determining the other-than-temporary impairments for such investments, deferring certain revenue and costs, share-based compensation, valuing allowances for accounts receivable, estimating useful lives of property and equipment, and estimating product warranties. Actual results could differ from these estimates.
Recently Adopted Accounting Guidance
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) (“ASU 2014-08”). ASU 2014-08 raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually significant disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. ASU 2014-08 will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted. We early adopted ASU 2014-08 beginning in the fiscal quarter ended June 30, 2014. The adoption did not have a significant impact on our consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Financial Accounting Standards Board Emerging Issues Task Force) (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforwards that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. We early adopted ASU 2013-11, effective October 1, 2013, on a prospective basis. The adoption did not have a significant impact on our consolidated financial statements.
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
Recent Accounting Guidance Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for us beginning October 1, 2017. We are currently evaluating the impact on our consolidated financial statements upon adoption.
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
The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to Concur	$(32)	$2,815	$(80,233)	$(16,862)
Weighted average number of shares outstanding:
Basic	56,876	55,845	56,505	55,506
Dilutive effect of share-based equity awards	—	1,525	—	—
Dilutive effect of 2015 convertible senior notes	—	1,715	—	—
Dilutive effect of warrants associated with 2015 convertible senior notes	—	205	—	—
Diluted	56,876	59,290	56,505	55,506
Net income (loss) per share attributable to Concur common stockholders:
Basic	$—	$0.05	$(1.42)	$(0.30)
Diluted	—	0.05	(1.42)	(0.30)
We excluded certain shares from the computation of diluted net income (loss) per share because the effect of these shares would have been anti-dilutive. The following table details the shares of potential common stock outstanding, which were excluded from the computation of diluted net income (loss) per share for the three and nine month periods then ended.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Share-based equity awards	2,666	—	2,666	2,950
2015 convertible senior notes	5,491	—	5,491	5,491
Warrants associated with the 2015 convertible senior notes	5,491	—	5,491	5,491
2018 convertible senior notes	4,662	4,662	4,662	4,662
Warrants associated with the 2018 convertible senior notes	4,662	4,662	4,662	4,662
Under the treasury stock method, the 2015 and 2018 convertible senior notes have a dilutive impact on net income per share when the average stock price for the period exceeds the respective conversion price for the 2015 and 2018 convertible senior notes (see Note 9 of these Notes to Consolidated Financial Statements).
We also have entered into note hedge transactions in connection with our 2015 and 2018 convertible senior notes (“2015 Note Hedges” and “2018 Note Hedges,” respectively, and together, the “Note Hedges”) with respect to our common stock (discussed in Note 9 of these Notes to Consolidated Financial Statements), to minimize the impact of potential economic dilution upon conversion of our 2015 and 2018 convertible senior notes. The Note Hedges were outstanding during the three and nine months ended June 30, 2014 and 2013. Since the beneficial impact of the Note Hedges was anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share.
Note 4. Property and Equipment
As of the dates specified below, our property and equipment consisted of the following:

	June 30, 2014	September 30, 2013
Land and building	$7,133	$6,277
Computer hardware	32,334	33,985
Computer software	112,980	89,307
Furniture and equipment	4,673	3,603
Leasehold improvements	14,279	11,830
Property and equipment, gross	171,399	145,002
Less: accumulated depreciation	(74,102)	(62,588)
Property and equipment, net	$97,297	$82,414
Depreciation expense of property and equipment totaled $10.2 million and $29.0 million for the three and nine months ended June 30, 2014, respectively, and $7.6 million and $21.4 million for the same periods in 2013.
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
Total equity and cost method investment balances recorded as of June 30, 2014 and September 30, 2013 were as follows:

	June 30, 2014	September 30, 2013
Equity method investments	$26,776	$25,407
Cost method investments	89,336	76,349
Total investments	$116,112	$101,756
During the three months ended June 30, 2014, we sold our equity interest in Buuteeq, Inc. As a result, we recorded a cost method investment related gain of $14.6 million.
During the nine months ended June 30, 2014, we also invested an additional $17.8 million in the preferred stock of our cost method investees. As our additional investments in preferred stock do not meet the definition of in-substance common stock, they are accounted for using the cost method of accounting.
No other-than-temporary impairment charge was recorded for the three and nine months ended June 30, 2014 and 2013.
Other Investments
We generally invest our excess cash in investment grade short- to intermediate-term fixed-income securities and money market funds. For further information, see Note 12 of these Notes to Consolidated Financial Statements.
Note 6. Goodwill
The changes in the carrying balance of goodwill for the nine months ended June 30, 2014 were as follows:

Balance as of September 30, 2013	$324,454
Purchase accounting adjustments (1)	4,697
Other adjustments (2)	1,547
Balance as of June 30, 2014	$330,698
(1) During the nine months ended June 30, 2014, we revised the purchase price allocation for our 2013 acquisitions. The measurement periods for purchase price allocations end as soon as information on the facts and circumstances becomes available, but do not exceed 12 months.
(2) Largely represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).
Goodwill amounts are tested for impairment at least annually during the second fiscal quarter. No impairments were recorded for the three and nine months ended June 30, 2014 and 2013.
Note 7. Intangible Assets
The following table presents our intangible assets as of the dates specified below:

	June 30, 2014			September 30, 2013
Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$3,904	$(1,735)	$2,169	$3,886	$(1,368)	$2,518
Technology	46,201	(26,635)	19,566	45,694	(22,427)	23,267
Customer relationships	142,155	(55,658)	86,497	141,586	(44,074)	97,512
Total	$192,260	$(84,028)	$108,232	$191,166	$(67,869)	$123,297
Amortization expense totaled $5.3 million and $15.7 million for the three and nine months ended June 30, 2014, respectively, and $4.7 million and $13.7 million for the same periods in 2013.

The following table presents the estimated future amortization expense related to intangible assets held at June 30, 2014:

Years Ending September 30,	Amortization of Intangible Assets
2014 (July 1, 2014 through September 30, 2014)	$5,226
2015	20,853
2016	18,499
2017	16,980
2018	15,823
Thereafter	30,851
Total	$108,232
Note 8. Customer Funding Liabilities
We draw funds from and make payments on behalf of our customers for employee expense reimbursements, related corporate credit card payments, and vendor payments. We hold these funds in cash and record our obligation to make these expense reimbursements and payments on behalf of our customers as customer funding liabilities.
Note 9. Debt
The following table presents our outstanding debt:

	June 30, 2014				September 30, 2013
	Principal	Unamortized Discount	Notes Issuance Costs	Carrying Value	Principal	Unamortized Discount	Notes Issuance Costs	Carrying Value
2015 Notes	$287,500	$(10,513)	$(1,119)	$275,868	$287,500	$(19,898)	$(2,176)	$265,426
2018 Notes	488,750	(82,813)	(8,793)	397,144	488,750	(96,660)	(10,283)	381,807
Total	$776,250	$(93,326)	$(9,912)	$673,012	$776,250	$(116,558)	$(12,459)	$647,233
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
Our common stock price exceeded 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the quarter ended March 31, 2014. Accordingly, the 2015 Notes were convertible at the holders’ option for the quarter ended June 30, 2014 and were classified as a current liability on the consolidated balance sheets as of March 31, 2014. As of June 30, 2014, none of the 2015 Notes have been repurchased or converted.
For at least 20 trading days during the 30 consecutive trading day period ended June 30, 2014, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the 2015 Notes are convertible at the holders’ option for the quarter ending September 30, 2014. The 2015 Notes are classified as a current liability on the consolidated balance sheets as of June 30, 2014.
In accounting for the issuance of the 2015 Notes, we separated the 2015 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“2015 Notes Discount”) is amortized to interest expense over the term of the 2015 Notes. The remaining term of the 2015 Notes is approximately nine months at June 30, 2014. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2015 Notes as a whole.
A portion of the equity component attributable to the conversion feature of the 2015 Notes was classified in temporary equity as of June 30, 2014 and September 30, 2013. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2015 Notes.
Further, in accounting for the transaction costs related to the issuance of the 2015 Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the 2015 Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital (“2015 Notes Issuance Costs”). The carrying amounts of the equity component, net of transaction costs, were $44.7 million and $34.3 million at June 30, 2014 and September 30, 2013, respectively.
The following table presents the interest expense related to the 2015 Notes for the three and nine months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Contractual interest expense	$1,797	$1,797	$5,391	$5,391
Amortization of notes issuance costs	356	458	1,057	1,114
Accretion of notes discount	3,185	3,028	9,385	8,771
	$5,338	$5,283	$15,833	$15,276
Effective interest rate of the liability component	7.73%	7.73%	7.73%	7.73%
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
Based on the closing prices of the Company’s common stock of $93.34 on June 30, 2014, the if-converted value of the 2015 Notes exceeded their principal amount by approximately $225.1 million.
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
2015 Warrants
Separately, we entered into warrant transactions, whereby we sold warrants to acquire up to 5.5 million shares of our common stock at a strike price of $73.29 per share (“2015 Warrants”), subject to anti-dilution adjustments. The 2015 Warrants will expire upon the maturity of the 2015 Notes. We received proceeds of $26.1 million from the sale of the 2015 Warrants. If the market value per share of our common stock, as measured under the 2015 Warrants, exceeds the strike price of the 2015 Warrants, the 2015 Warrants will have a dilutive effect on our net income per share. The 2015 Warrants had an anti-dilutive effect on our net loss per share for the three and nine months ended June 30, 2014 and for the nine months ended June 30, 2013.
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

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2018 Notes for each day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and applicable conversion rate on such day; or

•	upon the occurrence of specified corporate events.
During the three months ended March 31, 2014, none of the above conditions were achieved. Accordingly, the 2018 Notes were not convertible at the holders’ option for the quarter ended June 30, 2014 and were classified as a non-current liability on the consolidated balance sheets as of March 31, 2014. As of June 30, 2014, none of the 2018 Notes have been repurchased or converted.
During the three months ended June 30, 2014, none of the above conditions were achieved. Accordingly, the 2018 Notes are not convertible at the holders’ option for the quarter ending September 30, 2014, and the 2018 Notes are classified as a non-current liability on the consolidated balance sheets as of June 30, 2014.
In accounting for the issuance of the 2018 Notes, we separated the 2018 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“2018 Notes Discount”) is amortized to interest expense over the term of the 2018 Notes. The remaining term of the 2018 Notes is approximately four years at June 30, 2014. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2018 Notes as a whole. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the 2018 Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the 2018 Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital (“2018 Notes Issuance Costs”). The carrying amount of the equity component, net of transaction costs, was $99.6 million at June 30, 2014 and September 30, 2013.
The following table presents the interest expense related to the 2018 Notes for the three and nine months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Contractual interest expense	$611	$176	$1,833	$176
Amortization of notes issuance costs	502	139	1,490	139
Accretion of notes discount	4,676	1,288	13,847	1,288
	$5,789	$1,603	$17,170	$1,603
Effective interest rate of the liability component	5.75%	5.75%	5.75%	5.75%
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
Based on the closing prices of the Company’s common stock of $93.34 on June 30, 2014, the if-converted value of the 2018 Notes was less than their principal amount.
2018 Note Hedges
To minimize the impact of potential economic dilution upon conversion of the 2018 Notes, we entered into 2018 Note Hedges with respect to our common stock. We paid $58.2 million for the 2018 Note Hedges. The 2018 Note Hedges cover approximately 4.7 million shares of our common stock at a strike price of $104.85 per share subject to anti-dilution adjustments and are exercisable upon conversion of the 2018 Notes. The 2018 Note Hedges will expire upon the maturity of the 2018 Notes. The 2018 Note Hedges are intended to reduce the potential economic dilution upon conversion of the 2018 Notes in the event that the market value per share of our common stock, as measured under the 2018 Notes, at the time of exercise is greater than the conversion price of the 2018 Notes.
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
For the three and nine months ended June 30, 2014, our effective tax rates of 88.0% and -39.7%, respectively, differed from the U.S. federal statutory rate primarily due to earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested outside the U.S. and revaluation of the contingent consideration which is not subject to income taxes. These differences were partially offset by losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, losses in our Dutch licensing company, expenses not deductible for tax purposes, and equity investment losses where we are not able to record a tax benefit, measured against a pretax loss for the year.
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider our cumulative loss in recent years as a significant piece of negative evidence. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As a result, in the second quarter of 2014, we established a valuation allowance against our total U.S. deferred tax assets balance as of December 31, 2013, net of U.S. deferred tax liabilities. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.
For the three and nine months ended June 30, 2013, our effective tax rates of 62.1% and -16.6%, respectively, differed from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, and expenses not deductible for tax purposes. These differences were partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit, revaluation of the contingent consideration, and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S., measured against a pretax loss for the year.
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
Note 11. Share-Based Compensation
Our 2007 Equity Incentive Plan (“Equity Plan”) provides for grants of restricted stock, stock options, stock bonuses, stock appreciation rights, and restricted stock units (“RSUs”). As of June 30, 2014, we had 4.1 million shares of common stock reserved for future grants under our Equity Plan. Based on our Equity Plan design, the 4.1 million shares of common stock equates to approximately 2.7 million RSUs reserved for future grants, which we generally use as long-term employee incentive and retention tools.
Our share-based awards generally vest over four years and are subject to the employee’s continued employment with Concur. The vesting of certain RSUs is subject to the achievement of specified Company-wide performance goals. On a quarterly basis, we estimate the probability of achieving specified performance goals (including estimating the level of achievement) to determine the probable number of RSUs that may ultimately vest. We adjust our estimate on a quarterly basis, if necessary, until the achievement of the performance goals is known at the end of the measurement period. The amount of share-based compensation recognized in each reporting period can vary based on the level of achievement or expected level of achievement of the specified performance goals. We also estimate forfeiture rates at the time of grants and revise the estimates in subsequent periods if actual forfeitures differ from our estimates. We record share-based compensation net of estimated forfeitures.
During the three months ended December 31, 2013, certain senior executives received RSU grants that will vest based on Company-wide performance goals and service conditions (“2014 Performance-based RSUs”). The number of 2014 Performance-based RSUs shall be determined based on the achievement of Company-wide goals for 2014. In order to vest, the low end of the predetermined Company-wide goals must be met. Therefore, participants in the 2014 Performance-based RSUs may receive a range of zero to approximately 0.3 million shares depending on the actual achievement level of performance goals. No additional performance-based RSUs were granted since the first quarter of 2014.
The following table presents our share-based compensation resulting from equity awards that we recorded in our consolidated statements of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Cost of operations	$2,868	$1,349	$12,441	$5,410
Sales and marketing	7,480	7,213	30,603	22,198
Systems development and programming	2,166	1,250	8,642	4,857
General and administrative	4,476	4,872	15,380	13,666
Total share-based compensation	$16,990	$14,684	$67,066	$46,131
The following table presents our stock option activity for the nine months ended June 30, 2014 (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of September 30, 2013	419	$12.39
Exercised	(187)	11.45
Outstanding as of June 30, 2014	232	$13.14	1.39	$18,604
Exercisable as of June 30, 2014	232	$13.14	1.39	$18,604
The following table presents a summary of RSU award activity for the nine months ended June 30, 2014 (in thousands, except weighted average share value):

	Shares	Weighted Average Share Value
Outstanding as of September 30, 2013	3,025	$66.38
Granted (1)	377	100.42
Vested and released	(936)	62.24
Cancelled	(40)	68.13
Outstanding as of June 30, 2014	2,426	$73.24
(1) Includes 2014 Performance-based RSUs granted during the period.
As of June 30, 2014, we had $79.2 million of unrecognized share-based compensation, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.2 years.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
We have highly liquid investments classified as cash equivalents and short-term investments included in our consolidated balance sheets. Cash equivalents consist of financial instruments that have original maturities of 90 days or less. Short-term investments consist of financial instruments with maturities greater than 90 days, but less than one year.
Our financial assets and liabilities measured at fair value as of June 30, 2014, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Money market funds	$131,010	$—	$—	$131,010
Time deposits	36,650	—	—	36,650
Commercial paper	—	132,419	—	132,419
Total cash equivalents	167,660	132,419	—	300,079
Short-term investments:
Commercial paper	—	242,268	—	242,268
Certificates of deposit	—	63,084	—	63,084
Other fixed income securities	—	35,986	—	35,986
Total short-term investments	—	341,338	—	341,338
Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,000	$1,000
(1) Included in cash and cash equivalents in the consolidated balance sheets as of June 30, 2014, in addition to $175.0 million of cash.
Our financial assets and liabilities measured at fair value as of September 30, 2013, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Money market funds	$9,095	$—	$—	$9,095
Time deposits	41,647	—	—	41,647
Commercial paper	—	146,424	—	146,424
Total cash equivalents	50,742	146,424	—	197,166
Short-term investments:
Commercial paper	—	385,223	—	385,223
Certificates of deposit	—	96,833	—	96,833
Other fixed income securities	—	49,009	—	49,009
Total short-term investments	—	531,065	—	531,065
Liabilities:
Acquisition-related contingent consideration	$—	$—	$3,182	$3,182
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
As of June 30, 2014, we had $341.3 million of short-term available-for-sale investments whose net carrying values approximated their fair values, due to the short-term nature of the instruments.

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
As part of our 2013 acquisitions, we agreed to pay additional cash consideration of up to $5.5 million to the former shareholders of acquired entities based on the achievement of certain revenue targets. The fair value of the contingent consideration was estimated by applying a probability-weighted discounted cash flow approach, which utilizes significant inputs that are unobservable in the market. Key assumptions include our assessment of the weighted probability of achieving certain revenue targets at each reporting period. This contingent consideration was included in the current acquisition-related contingent consideration on our consolidated balance sheets.
The following table presents a reconciliation of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2014:

Balance as of September 30, 2013	$3,182
Total losses (gains):
Recorded as revaluation of contingent consideration	(2,270)
Foreign currency translation	88
Balance as of June 30, 2014	$1,000
The following table presents a reconciliation of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2013:

Balance as of September 30, 2012	$22,692
Contingent consideration issued at business combination	3,049
Total gains:
Recorded as revaluation of contingent consideration	(3,977)
Recorded as compensation expense	(2,945)
Balance as of June 30, 2013	$18,819
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During the three and nine months ended June 30, 2014 and 2013, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.
Other Fair Value Disclosures
The fair values of the 2015 Notes and 2018 Notes were estimated using Level 2 inputs based on quoted market prices in markets that are not active. The fair values of the 2015 Notes and 2018 Notes are primarily affected by our stock price and stated interest rate as compared to the market rate. The following table presents the carrying value and fair values of the 2015 Notes and 2018 Notes as of the dates specified below:

	June 30, 2014		September 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
2015 Notes	$275,868	$521,453	$265,426	$610,219
2018 Notes	397,144	544,956	381,807	590,777
Note 13. Equity
The following table shows the changes in equity attributable to both Concur and the noncontrolling interest in our consolidated subsidiary in which we have control, but not total ownership interest:

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2013	$795,985	$221	$796,206
Investment by noncontrolling interest partners	—	1,809	1,809
Comprehensive income (loss):
Net loss	(80,233)	(571)	(80,804)
Foreign currency translation adjustments	2,443	6	2,449
Unrealized loss on available-for-sale investments, net of tax	(137)	—	(137)
Comprehensive loss	(77,927)	(565)	(78,492)
Share-based transactions and compensation expense	41,171	—	41,171
Temporary equity reclassification	10,442	—	10,442
Repurchase of common stock	(925)	—	(925)
Equity at June 30, 2014	$768,746	$1,465	$770,211

	Attributable to Concur	Noncontrolling Interest	Total Equity
Equity at September 30, 2012	$704,599	$581	$705,180
Investment by noncontrolling interest partners	—	619	619
Comprehensive income (loss):
Net loss	(16,862)	(725)	(17,587)
Foreign currency translation adjustments	(2,432)	(55)	(2,487)
Unrealized loss on available-for-sale investments, net of tax	(37)	—	(37)
Comprehensive loss	(19,331)	(780)	(20,111)
Equity component of convertible senior notes, note hedges and warrants	50,064	—	50,064
Share-based transactions and compensation expense	33,175	—	33,175
Temporary equity reclassification	10,468	—	10,468
Repurchase of common stock	(651)	—	(651)
Equity at June 30, 2013	$778,324	$420	$778,744

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
For the three and nine months ended June 30, 2014 and 2013, no single customer accounted for more than 10% of our total revenue. The following table presents our revenue by geographic region:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
United States	$149,067	$117,820	$427,260	$328,936
Europe	20,500	14,734	58,832	43,124
Other	8,798	6,156	24,873	16,818
Total revenue	$178,365	$138,710	$510,965	$388,878

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
Throughout this MD&A, we refer to Concur Technologies, Inc. as “Concur,” the “Company,” “we,” “us,” and “our.” We report our operating results on a fiscal year basis that starts October 1 and ends September 30. We refer to our fiscal years ended September 30, 2012 and 2013 as “2012” and “2013” and our fiscal year ending September 30, 2014 as “2014.” Throughout this MD&A, where we provide discussion of the three and nine months ended June 30, 2014, and we provide data for the same period in the prior year, we refer to the prior period as “2013.” All dollar, option, and share amounts are reported in thousands, unless otherwise noted.
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
Overview
We are the leading global provider of integrated travel and expense management solutions for companies of all industries and sizes worldwide. Our core mission is to continuously innovate to reduce the costs for our customers and enhance the user experience for travelers. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity by streamlining processes and providing visibility into expense management, travel management, itinerary management, and invoice management processes. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help clients effectively negotiate with vendors, create budgets, and manage compliance. By providing easy-to-use mobile solutions, we help make business travel easier and more productive for our customers’ employees. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large.

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
International Revenue. Revenue from customers outside the United States represented 16% and 15% of total revenue for the three months ended June 30, 2014 and 2013, respectively, and 16% and 15% of total revenue for the nine months ended June 30, 2014 and 2013, respectively. We expect continued growth in our international revenue as our products and services continue to gain acceptance in international markets due to our investment in global distribution and increased global awareness of our products.
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
Results of Operations
Three Months Ended June 30, 2014 and 2013
Revenue

	Three Months Ended June 30,		Variance Dollars
	2014	2013
Revenue	$178,365	$138,710	$39,655

	Three Months Ended June 30,
	2014	%	2013	%
United States	$149,067	83.6%	$117,820	85.0%
Europe	20,500	11.5%	14,734	10.6%
Other	8,798	4.9%	6,156	4.4%
Total revenue	$178,365	100%	$138,710	100%
Revenue increased by 28.6%, or $39.7 million, for the three months ended June 30, 2014, compared to the same period in the prior year. This increase was primarily due to growth in the number of customers using our subscription services as well as higher transaction volumes. The growth in the number of customers using our subscription services reflects higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services.
We expect revenue to continue to grow in 2014 as a result of the growing demand for our subscription service offerings, our planned increase in spending on sales and marketing, and international expansion.
Cost of Operations

	Three Months Ended June 30,		Variance Dollars
	2014	2013
Cost of operations	$59,988	$36,545	$23,443
Percent of total revenue	33.6%	26.3%
Cost of operations increased by 64.1%, or $23.4 million, for the three months ended June 30, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $18.8 million, driven by increased headcount of 67% to support our growing customer base, and our 2013 acquisitions. Additionally, share-based compensation increased $1.5 million as a result of increased headcount. Allocated overhead and infrastructure costs increased by $2.4 million to facilitate growth.
As a percentage of total revenue, cost of operations increased to 33.6% during the three months ended June 30, 2014 from 26.3% during the same period in the prior year primarily due to our investments made to grow our implementation resources and to the businesses we acquired during the fourth quarter of 2013, which contribute lower gross margins.
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
Sales and Marketing

	Three Months Ended June 30,		Variance Dollars
	2014	2013
Sales and marketing	$71,243	$56,111	$15,132
Percent of total revenue	39.9%	40.5%
Sales and marketing expenses increased by 27.0%, or $15.1 million, for the three months ended June 30, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $8.3 million, resulting from a headcount increase of 21% as we invested in sales and marketing to acquire new customers and increase penetration within our existing customer base. Customer acquisition costs increased by $1.7 million and advertising and marketing costs increased by $0.7 million. Additionally, in the prior year, we recognized a revaluation gain of $3.6 million on acquisition-related contingent consideration recorded in compensation expense related to the acquisition of TripIt.
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
Systems Development and Programming

	Three Months Ended June 30,		Variance Dollars
	2014	2013
Systems development and programming	$21,034	$12,724	$8,310
Percent of total revenue	11.8%	9.2%
Systems development and programming costs increased by 65.3%, or $8.3 million, for the three months ended June 30, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $5.5 million, driven by increased headcount of 28% to upgrade and extend our service offerings and develop new technologies. Further, depreciation of fixed assets increased by $1.4 million as we invested more heavily in our infrastructure to accommodate expected future growth. Additionally, share-based compensation increased $0.9 million.
In response to the demand for our subscription services, the majority of our systems development resources are focused on developing internal-use software used to provide services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased by $3.9 million, from $52.2 million at March 31, 2014 to $56.1 million at June 30, 2014.
We anticipate that recognized systems development and programming costs in 2014 will increase in absolute dollars compared to 2013 as we continue to focus on product innovation.
General and Administrative

	Three Months Ended June 30,		Variance Dollars
	2014	2013
General and administrative	$25,904	$20,924	$4,980
Percent of total revenue	14.5%	15.1%
General and administrative expenses increased by 23.8%, or $5.0 million, for the three months ended June 30, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $4.6 million in personnel costs and related expenses, driven by an increase in headcount of 43% to support our growth. Further, allocated overhead and infrastructure costs increased by $1.0 million to facilitate growth. The increase was partially offset by a decrease of $0.8 million in professional fees.
We expect the absolute dollar amount of general and administrative expenses to increase in 2014 compared to 2013 due to increases in personnel costs and infrastructure costs related to the growth of our business.
Revaluation of Contingent Consideration

	Three Months Ended June 30,		Variance Dollars
	2014	2013
Revaluation of contingent consideration	$(627)	$(6,109)	$5,482
Percent of total revenue	(0.4)%	(4.4)%
For the three months ended June 30, 2014, revaluation of contingent consideration consisted of a gain of $0.6 million, relating to the revaluation of our 2013 acquisitions due to the change in our assessment of the weighted probability of achieving certain revenue targets at each reporting period.
For the three months ended June 30, 2013, revaluation of contingent consideration consisted of a gain of $6.1 million, primarily related to the acquisition of TripIt, which was subsequently paid in 2013. The change in inputs applied to the valuation of contingent consideration included the change in our stock price and stock volatility.
Amortization of Intangible Assets

	Three Months Ended June 30,		Variance Dollars
	2014	2013
Amortization of intangible assets	$5,251	$4,715	$536
Percent of total revenue	2.9%	3.4%

Amortization of intangible assets increased by 11.4%, or $0.5 million, for the three months ended June 30, 2014, compared to the same period in the prior year, primarily due to intangible asset additions obtained through acquisitions during the fourth quarter of 2013.
Interest Income, Interest Expense, Gain (Loss) from Equity Investments, and Other

	Three Months Ended June 30,		Variance Dollars
	2014	2013
Interest income	$573	$502	$71
Interest expense	(11,133)	(6,870)	(4,263)
Gain (loss) from equity investments, net	13,291	(589)	13,880
Other, net	(192)	(22)	(170)
Total other income (expense), net	$2,539	$(6,979)	$9,518
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
During the three months ended June 30, 2014, we recorded a gain of $14.6 million related to the sale of our equity interest in Buuteeq, Inc. that we accounted for under the cost method of accounting.
For the three months ended June 30, 2014, interest expense primarily consisted of interest on the 2.50% convertible senior notes due April 15, 2015 (“2015 Notes”) and interest on the 0.50% convertible senior notes due June 15, 2018 (“2018 Notes”). For the three months ended June 30, 2013, interest expense primarily consisted of interest on the 2015 Notes. Foreign currency transaction gains (losses) are included in the consolidated statements of operations under other income (expense).
Income Tax Expense

	Three Months Ended June 30,		Variance Dollars
	2014	2013
Income tax expense (benefit)	$(1,663)	$4,237	$(5,900)
Effective tax rate	88.0%	62.1%
For the three months ended June 30, 2014, our effective tax rate of 88.0% differed from the U.S. federal statutory rate primarily due to earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested outside the U.S. and revaluation of the contingent consideration which is not subject to income taxes. These differences were partially offset by losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, losses in our Dutch licensing company, expenses not deductible for tax purposes, and equity investment losses where we are not able to record a tax benefit, measured against a pretax loss for the quarter.
For the three months ended June 30, 2013, our effective tax rate of 62.1% differed from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, and expenses not deductible for tax purposes. These differences were partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit, revaluation of the contingent consideration which is not subject to tax, and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax income for the quarter.
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

Nine Months Ended June 30, 2014 and 2013
Revenue

	Nine Months Ended June 30,		Variance Dollars
	2014	2013
Revenue	$510,965	$388,878	$122,087

	Nine Months Ended June 30,
	2014	%	2013	%
United States	$427,260	83.6%	$328,936	84.6%
Europe	58,832	11.5%	43,124	11.1%
Other	24,873	4.9%	16,818	4.3%
Total revenue	$510,965	100%	$388,878	100%
Revenue increased by 31.4%, or $122.1 million, for the nine months ended June 30, 2014, compared to the same period in the prior year. This increase was primarily due to growth in the number of customers using our subscription services as well as higher transaction volumes. The growth in the number of customers using our subscription services reflects higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services.
We expect revenue to continue to grow in 2014 as a result of the growing demand for our subscription service offerings, our planned increase in spending on sales and marketing, and international expansion.
Cost of Operations

	Nine Months Ended June 30,		Variance Dollars
	2014	2013
Cost of operations	$179,492	$108,105	$71,387
Percent of total revenue	35.1%	27.8%
Cost of operations increased by 66.0%, or $71.4 million, for the nine months ended June 30, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $54.6 million driven by increased headcount of 75% to support our growing customer base and our 2013 acquisitions. Share-based compensation increased $7.0 million as a result of increased headcount. Allocated overhead and infrastructure costs increased by $6.3 million to facilitate growth. Further, transaction costs that we incur in connection with our subscription services increased by $3.0 million primarily related to the volume of transaction activity.
As a percentage of total revenue, cost of operations increased to 35.1% during the nine months ended June 30, 2014 from 27.8% during the same period in the prior year primarily due to investments made to grow our implementation resources and to businesses acquired during the fourth quarter of 2013, which contribute lower gross margins.
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
Sales and Marketing

	Nine Months Ended June 30,		Variance Dollars
	2014	2013
Sales and marketing	$215,599	$166,571	$49,028
Percent of total revenue	42.2%	42.8%
Sales and marketing expenses increased by 29.4%, or $49.0 million, for the nine months ended June 30, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $26.0 million, resulting from a headcount increase of 21% to acquire new customers and increase penetration within our existing customer base. There was an increase in share-based compensation of $8.4 million, customer acquisition costs increased by $6.9 million, advertising costs increased by $2.7 million, and allocated overhead and infrastructure costs increased by $1.9 million. Additionally, in the prior year, we recognized a revaluation gain of $2.6 million on acquisition-related contingent consideration recorded in compensation expense related to the acquisition of TripIt.
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
Systems Development and Programming

	Nine Months Ended June 30,		Variance Dollars
	2014	2013
Systems development and programming	$62,967	$40,750	$22,217
Percent of total revenue	12.3%	10.5%
Systems development and programming costs increased by 54.5%, or $22.2 million, for the nine months ended June 30, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $13.7 million, driven by increased headcount of 26% to upgrade and extend our service offerings and develop new technologies. Additionally, there was an increase in share-based compensation of $3.8 million. Further, depreciation of fixed assets increased by $3.5 million as we invested more heavily in our infrastructure to accommodate expected future growth.
In response to the demand for our subscription services, the majority of our systems development resources are focused on developing internal-use software used to provide services to our customers. We capitalize costs in accordance with GAAP for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased by $10.6 million, from $45.5 million at September 30, 2013 to $56.1 million at June 30, 2014.
We anticipate that recognized systems development and programming costs in 2014 will increase in absolute dollars compared to 2013 as we continue to focus on product innovation.
General and Administrative

	Nine Months Ended June 30,		Variance Dollars
	2014	2013
General and administrative	$76,361	$60,836	$15,525
Percent of total revenue	14.9%	15.6%
General and administrative expenses increased by 25.5%, or $15.5 million, for the nine months ended June 30, 2014, compared to the same period in the prior year. The growth in absolute dollars was primarily due to an increase of $11.9 million in personnel costs and related expenses, driven by an increase in headcount of 41% to support our growth. Additionally, allocated overhead and infrastructure costs increased by $3.6 million to facilitate our growth and there was an increase in share-based compensation of $1.7 million. The increase was partially offset by a decrease of $1.9 million in professional fees.
We expect the absolute dollar amount of general and administrative expenses to increase in 2014 compared to 2013 due to increases in personnel costs and infrastructure costs related to the growth of our business.
Revaluation of Contingent Consideration

	Nine Months Ended June 30,		Variance Dollars
	2014	2013
Revaluation of contingent consideration	$(2,270)	$(3,977)	$1,707
Percent of total revenue	(0.4)%	(1.0)%
For the nine months ended June 30, 2014, revaluation of contingent consideration consisted of a gain of $2.3 million, relating to the revaluation of our 2013 acquisitions due to the change in our assessment of the weighted probability of achieving certain revenue targets at each reporting period.
For the nine months ended June 30, 2013, revaluation of contingent consideration related to the acquisition of TripIt and consisted of a gain of $4.0 million due to the change in valuation inputs such as our stock price and stock volatility. The TripIt contingent consideration was subsequently paid in 2013.

Amortization of Intangible Assets

	Nine Months Ended June 30,		Variance Dollars
	2014	2013
Amortization of intangible assets	$15,723	$13,718	$2,005
Percent of total revenue	3.1%	3.5%
Amortization of intangible assets increased by 14.6%, or $2.0 million, for the nine months ended June 30, 2014, compared to the same period in the prior year, primarily due to intangible asset additions obtained through acquisitions during the 12 months ended September 30, 2013.
Interest Income, Interest Expense, Gain (Loss) from Equity Investments, and Other

	Nine Months Ended June 30,		Variance Dollars
	2014	2013
Interest income	$2,047	$1,546	$501
Interest expense	(33,016)	(16,966)	(16,050)
Gain (loss) from equity investments, net	11,025	(1,957)	12,982
Other, net	(1,006)	(583)	(423)
Total other expense, net	$(20,950)	$(17,960)	$(2,990)
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
During the nine months ended June 30, 2014, we recorded a gain of $14.6 million related to the sale of our equity interest in Buuteeq, Inc. that we accounted for under the cost method of accounting.
For the nine months ended June 30, 2014, interest expense primarily consisted of interest on the 2015 Notes and the 2018 Notes. For the nine months ended June 30, 2013, interest expense primarily consisted of interest on the 2015 Notes. Foreign currency transaction gains (losses) are included in the consolidated statements of operations under other income (expense).
Income Tax Expense

	Nine Months Ended June 30,		Variance Dollars
	2014	2013
Income tax expense	$22,947	$2,502	$20,445
Effective tax rate	(39.7)%	(16.6)%
For the nine months ended June 30, 2014, our effective tax rate of -39.7% differed from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, losses in our Dutch licensing company, expenses not deductible for tax purposes, and equity investment losses where we are not able to record a tax benefit. These differences were partially offset by earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested outside the U.S., and revaluation of the contingent consideration which is not subject to income taxes, measured against a pretax loss for the year.
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider our cumulative loss in recent years as a significant piece of negative evidence. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As a result, in the second quarter of 2014, we established a valuation allowance against our total U.S. deferred tax assets balance as of December 31, 2013, net of U.S. deferred tax liabilities. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.
For the nine months ended June 30, 2013, our effective tax rate of -16.6% differed from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit and losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets and expenses, which are not deductible for tax purposes. These differences were partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit, revaluation of contingent consideration which is not subject to tax, and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S., measured against a pretax loss for the year.
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
Liquidity and Capital Resources
Our available sources of liquidity as of June 30, 2014 consisted principally of cash, cash equivalents, money market funds, and short-term investments totaling $816.4 million. Our cash, cash equivalents, and short-term investments are comprised primarily of commercial paper, certificates of deposit, fixed-income securities, and time deposits.
Our cash flows were as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2014	2013	$ Change	2014	2013	$ Change
Cash provided by (used in):
Operating activities	$25,471	$28,014	$(2,543)	$60,358	$51,762	$8,596
Investing activities	126,728	(197,109)	323,837	141,951	(278,825)	420,776
Financing activities	(1,211)	442,309	(443,520)	(29,735)	423,633	(453,368)
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
Net cash provided by operating activities was $25.5 million for the three months ended June 30, 2014, compared to $28.0 million for the same period in the prior year. The decrease in operating cash flows was primarily due to increased investment in our continuing growth.
Net cash provided by operating activities was $60.4 million for the nine months ended June 30, 2014, compared to $51.8 million for the same period in the prior year. The increase in operating cash flows was primarily driven by fluctuations in working capital accounts.
Investing Activities
Investing activities generally consist of purchases, sales, and maturities of investments, cash outlays for acquisitions, strategic investments, capital expenditures including leasehold improvements and internal-use software, and changes in customer funding liabilities.
Net cash provided by investing activities was $126.7 million for the three months ended June 30, 2014, compared to net cash used in investing activities of $197.1 million for the same period in the prior year. The change in investing cash flows was primarily driven by net maturities of short-term investments of $132.3 million for the three months ended June 30, 2014, compared to net purchases of short-term investments of $180.5 million for the same period in the prior year. We also received $16.7 million in cash proceeds from the sale of an equity investment during the quarter ended June 30, 2014, which represents a total sale price of $19.4 million less $2.7 million of cash held in escrow.
Net cash provided by investing activities was $142.0 million for the nine months ended June 30, 2014, compared to a use of cash of $278.8 million for the same period in the prior year. The change in investing cash flows was primarily driven by net maturities of short-term investments of $189.4 million for the nine months ended June 30, 2014, compared to net purchases of short-term investments of $221.2 million for the same period in the prior year. We also received $16.7 million in cash proceeds from the sale of an equity investment during the nine months ended June 30, 2014.
Financing Activities
Our financing activities generally consist of receipts and repayments of debt to fund our growth and strategic initiatives, proceeds from employee stock purchases and share-based activity, payments to repurchase common stock, minimum tax withholding on restricted stock awards, excess tax benefits from share-based compensation, investments in our consolidated joint venture by the noncontrolling investors, and repayments on capital leases.
Our financing activities used $1.2 million of cash during the three months ended June 30, 2014, compared to cash provided by financing activities of $442.3 million during the same period in the prior year, primarily due to the issuance of the 2018 Notes and associated warrants in the prior year.
Our financing activities used $29.7 million of cash during the nine months ended June 30, 2014, compared to cash provided by financing activities of $423.6 million during the same period in the prior year, primarily due to the issuance of the 2018 Notes and associated warrants in the prior year.
Convertible Senior Notes
During the three months ended March 31, 2010 and during the three months ended June 30, 2013, we issued the 2015 Notes and the 2018 Notes (collectively, the “Notes”), the 2015 Note Hedges and the 2018 Note Hedges (collectively, the “Note Hedges”), and the 2015 Warrants and the 2018 Warrants (collectively, the “Warrants”), respectively, for general corporate purposes, including potential acquisitions and strategic transactions. The 2015 Notes and the 2018 Notes will mature on April 15, 2015 and June 15, 2018, respectively, unless converted earlier. As of June 30, 2014, no Notes have been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For at least 20 trading days during the 30 consecutive trading day period ended on the last trading day of the quarter ended June 30, 2014, our common stock price exceeded 130% of the applicable conversion price on each applicable trading day, for the 2015 Notes. Accordingly, the 2015 Notes will be convertible at the holders’ option for the quarter ending September 30, 2014. The 2015 Notes are classified as a current liability on the consolidated balance sheets as of June 30, 2014. Additionally, a portion of the equity component attributable to the conversion feature of the 2015 Notes, which is equal to the difference between the principal amount and carrying value of the 2015 Notes, is classified in temporary equity on the consolidated balance sheet as of June 30, 2014. The 2018 Notes are classified as a long-term liability on the consolidated balance sheets as of June 30, 2014 as none of the conversion conditions were achieved during the period then ended. For further information, see Note 9 of the Notes to Consolidated Financial Statements.
Stock Repurchase
Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 12.0 million shares of our common stock through January 2015. We may repurchase our common stock from time to time in the open market based on market conditions. During the three and nine months ended June 30, 2014, we repurchased 5.8 thousand and 10.5 thousand of our outstanding common stock, respectively, for $0.5 million and $0.9 million, respectively. During the three and nine months ended June 30, 2013, we repurchased 5.6 thousand shares and 8.8 thousand shares of our outstanding common stock, respectively, for a total cost of $0.5 million and $0.7 million, respectively. As of June 30, 2014, we remain authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.
We believe our cash, cash equivalents, and short-term investment amounts, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs, capital expenditures, and debt repayment for at least the next 12 months. In the longer term, or if we decide to acquire assets or businesses, we may require additional funds and may seek to raise such additional funds through private or public sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements or other available means. There can be no assurances that any such funds will be available or, if available, will be on acceptable terms to meet our business needs. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.
Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of June 30, 2014:

Years Ending September 30,	2015 Convertible Senior Notes, including Interest	2018 Convertible Senior Notes, including Interest	Lease Commitments	Purchase Obligations
2014 (July 1, 2014 through September 30, 2014)	$—	$—	$6,371	$1,758
2015	294,687	2,444	15,534	7,811
2016	—	2,444	14,940	4,769
2017	—	2,444	12,519	2,089
2018	—	491,194	11,351	200
Thereafter	—	—	47,193	—
Total	$294,687	$498,526	$107,908	$16,627
Convertible Senior Notes
Our 2015 Notes and 2018 Notes will mature on April 15, 2015 and June 15, 2018, respectively, unless converted earlier. Certain conditions were satisfied for the 2015 Notes in the quarter ended June 30, 2014, which makes the 2015 Notes convertible at the holders’ option for the quarter ending September 30, 2014. The 2018 Notes are not convertible at the holders’ option for the quarter ending September 30, 2014.
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
We also lease office space throughout the United States and internationally. We do not include amounts for certain operating expenses under these leases, such as common area maintenance.
Capital leases as of June 30, 2014 were immaterial.
Purchase Obligations
We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding. Future purchase obligations are related to services to support operations and sales and marketing and are based on contracted commitments.
Contingent Consideration
As part of our 2013 acquisitions, we agreed to pay additional cash consideration to the former shareholders of acquired entities based on the achievement of certain revenue targets through August 31, 2014.
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
There were no other significant changes to our critical accounting policies and estimates during the three and nine months ended June 30, 2014 as described in the financial statements contained in the Annual Report on Form 10-K for the year ended September 30, 2013 filed with the SEC on November 13, 2013.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk and Market Interest Risk
There has been no material change in our market risk during the three months ended June 30, 2014. For additional information, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in Part II of our Annual Report on Form 10-K for the year ended September 30, 2013, filed with the SEC on November 13, 2013.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We generated 90% of our total revenue for the three months ended June 30, 2014 from our travel management, expense management, and integrated travel and expense management solutions. We expect these solutions to continue to constitute a large percentage of our total revenue even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models, or product features, our revenue could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenue from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.
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
Our ability to operate on a global basis is an increasingly important part of our business. Customers located outside the United States represented 16% of our total revenue for the three months ended June 30, 2014, and a further portion of our revenue is associated with employees of U.S. customers using our services outside of the United States. We have operations and facilities in many countries and we expect our international operations to continue to expand.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). However, despite our efforts, any failure to maintain or implement required controls could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial information. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in the trading price of our stock.
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by a number of factors, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	losses in jurisdictions for which we are not able to record a tax benefit;

•	resolution of issues arising from tax audits;

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill;

•	changes in available tax credits;

•	changes in tax laws or their interpretation, including changes in the U.S. taxation of foreign income and expenses;

•	changes in GAAP; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a reduction in our market capitalization (as a result of a decline in our stock price) to a level below our consolidated stockholders’ equity as of the applicable balance sheet date, declining future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a negative impact on our results of operations.
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
We have incurred net losses in each fiscal year since the year ended September 30, 2011. In addition, we expect our costs to increase as a result of decisions made for our long-term benefit, such as equity awards and business combinations. If our revenue does not grow to offset these expected increased costs, we will not be able to return to profitability and we may continue to incur net losses, on a GAAP basis, in the future.
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
The following table presents information relating to repurchases of our common stock during the three months ended June 30, 2014 (in thousands, except for average price paid per share):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Amount Paid
April 1, 2014 - April 30, 2014	—	$—	$—
May 1, 2014 - May 31, 2014	5.8	82.93	484
June 1, 2014 - June 30, 2014	—	—	—
As of June 30, 2014, we remain authorized to repurchase up to 7.1 million shares out of the authorized 12.0 million shares under the Repurchase Program.

ITEM 6.     EXHIBITS
(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 6, 2014

CONCUR TECHNOLOGIES, INC.
By	/s/ Francis J. Pelzer V
Francis J. Pelzer V
Chief Financial Officer Principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

31.01	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.02	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*	—	—	—	—	X

101	Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL.**	—	—	—	—	X

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

**
The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.