Form 10-K
period 2014-09-30
CONCUR TECHNOLOGIES INC
filed 2014-11-18
CIK 1066026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑ No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2014, as reported by The NASDAQ Global Select Market on that date: $5,632,598,795
Number of shares of the registrant’s common stock outstanding as of November 14, 2014: 57,098,018
__________________________________________

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
Overview
We refer to Concur Technologies, Inc. as “Concur,” the “Company,” “us,” “we,” and “our” in this report.
Recent Development
On September 18, 2014, Concur, SAP America, Inc., a Delaware corporation (“SAP”), and Congress Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of SAP (“Merger Sub”), entered into an agreement and a plan of merger (“Merger Agreement”).
Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Sub will merge with and into Concur and Concur will become a wholly-owned subsidiary of SAP (“Merger”). If the Merger is completed, Concur stockholders will be entitled to receive $129.00 in cash for each share of Concur common stock owned by them as of the date of the Merger.
The consummation of the Merger is subject to certain conditions, including: (i) adoption of the Merger Agreement by an affirmative vote of the holders of a majority of the outstanding shares of our common stock; (ii) the waiting period under the HSR Act will have expired or been earlier terminated; (iii) the affirmative approval of a governmental entity required under certain other antitrust laws will have been obtained or any mandatory waiting period related thereto shall have expired; (iv) in the event that any governmental entity of competent jurisdiction takes certain specified actions under any other antitrust law, any affirmative approval of such governmental entity, or confirmation from such governmental entity that it does not have jurisdiction, under such antitrust law shall have been obtained or any mandatory waiting period related thereto shall have expired; and (v) the consummation of the Merger shall not then be restrained, enjoined or prohibited by any order (whether temporary, preliminary or permanent) of a court of competent jurisdiction or any other governmental entity of competent jurisdiction and there shall not be in effect any law promulgated or deemed applicable to the Merger by any governmental entity of competent jurisdiction which prevents the consummation of the Merger.
The Company’s stockholder meeting to vote on adoption of the Merger Agreement will be held on November 19, 2014. Assuming no further review or investigation of the transactions contemplated by the Merger Agreement or other action to suspend or prohibit such transactions, the period during which the Committee on Foreign Investment in the United States or the President must act will terminate on December 2, 2014. In such event and if all other conditions set forth in the Merger Agreement are either satisfied or waived, including our stockholders adopting the Merger Agreement, Concur and SAP currently anticipate that the closing of the transactions contemplated by the Merger Agreement will occur on December 4, 2014.
Description of Business
Concur is the global leader of integrated travel and expense management solutions for companies of all industries and sizes. Our core mission is through innovation to transform the way our customers manage spend and enhance the user experience for their business travelers. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity so they can focus on what matters most. We streamline processes and provide visibility into expense, travel, itinerary, and invoice management. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help clients effectively negotiate with vendors, create budgets, and manage compliance. By providing easy-to-use mobile solutions, we help make business travel even easier and more productive for our customers’ employees. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large.

We market our solutions primarily through our direct sales efforts and indirectly through partners, sell them primarily on a subscription basis, and deliver them through the Internet, or “cloud,” to our customers. As of September 30, 2014, we had more than 25,000 customers in over 150 countries.
We were incorporated in the state of Washington in 1993 and commenced operations during 1994. We reincorporated in the state of Delaware and completed our initial public offering of common stock in 1998. Our executive offices are located at 601 108th Avenue NE, Bellevue, WA 98004, our principal website is www.concur.com, and our telephone number is (425) 590-5000.
The Market for Our Solutions
Our solutions help companies and their employees control costs, save time, and boost productivity by streamlining the entire process of travel and expense management — from travel procurement through itinerary management to expense reporting and reimbursement. Concur’s comprehensive solutions include core offerings that enable companies to regulate the travel and expense management process, plus extended services that help provide enhanced compliance, control, and visibility. In addition to helping companies manage business travel and expenses, Concur also helps our customers make invoice management more efficient. We believe the market for our solutions is still emerging and that many businesses in the United States and elsewhere in the world still manage these processes through inefficient and manual means.
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
A fully-integrated travel procurement and expense management solution that efficiently interfaces with the systems of vendors and suppliers can result in significant customer benefits. According to a 2012 Forrester Consulting study commissioned by Concur, a fully-integrated travel and expense management solution can deliver a return on investment of up to 325% over a three-year period. Other benefits may include:

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
Itinerary Management
Itinerary management can be time consuming and inefficient for business travelers who book travel without the assistance of a corporate travel agency. When travelers book each aspect of a trip through different sources (such as a flight booked through one online travel site or directly through the airline, a hotel booked through another online travel site, and a car rental booked directly through a rental car company), travelers may have to manage multiple confirmations, and companies have little visibility into employee travel procurement. We believe that technology can increase efficiency for both the business traveler and the company, and provide greater visibility into the travel procurement process and associated costs. In 2011, we acquired TripIt, a market leader in mobile trip management. TripIt offers a mobile travel service that allows travelers to organize and share travel plans. We believe that the integration of itinerary management with our travel and expense management offerings can help solve challenges along the entire travel and expense management process — from booking travel, through in-trip activities and sharing trip information, to post-trip expense management and reconciliation.
Expense Reporting
Travel and expense spending can account for more than 7% of a company’s total operating expenses and is generally the second largest area of controllable spend after payroll. According to a 2013 report published by the Aberdeen Group, investing in an end-to-end solution will decrease processing costs by 37% and improve compliance by 44%. We believe that many businesses in the United States and elsewhere in the world still employ manual, paper-based expense management processes that are time-consuming, inefficient, costly, and prone to error. This represents a substantial market opportunity for solutions, such as ours, that automate corporate expense reporting processes.
Invoice Management
We believe that, for many companies, as much as 75% of all invoicing involves paper. A manual, paper-based invoice management process can require a company to spend a significant amount of time handling, storing, retrieving and managing paper invoices. We believe this represents a substantial market opportunity for solutions, such as ours, that automate corporate invoice management processes, allowing companies to streamline their invoice management process and leverage imaging and workflow processes.
Mid-Office Solutions
Travel management companies (“TMC”) are a critical element of the travel process. Manual and disparate processes require TMCs to spend a significant amount of time processing travel rather than focusing on the customer. In July 2013, we acquired two leaders in TMC technology, TRX and GDSx. The integration of the acquired solutions for mid-office into our travel and expense solutions enable TMCs to enhance existing services and drive innovation in a way that benefits the entire travel ecosystem. These solutions will lead to a higher level of service for TMC customers, while giving corporate travel managers the tools they need to gain increased control and visibility over their managed travel programs. We believe this represents a substantial market opportunity for solutions that enable mid-office automation, pre-trip authorization, trip disruption solutions, and a centralized trip repository, which help to reduce costs, increase revenue, simplify chaos, and empower innovation.
Data Intelligence
Travel management can be time consuming, costly, and inefficient for businesses. Travel data is held in many disparate systems and is difficult to collect and analyze in a meaningful way. Consolidating travel data from these various sources enables businesses to analyze and evaluate true total travel program spend, allowing more negotiation leverage with suppliers, increased program compliance, and the ability to monitor traveler behavior and measure sustainability. As a result of the July 2013 acquisition of TRX, we offer businesses the ability to consolidate, enhance, and report on travel data from a wide variety of sources. We believe that the integration of the data intelligence solution with our travel and expense management offerings can help provide control and visibility over managed travel programs while also providing powerful data and analytics capability to give customers a more accurate view of their total travel program — including transactions that happen outside of a managed travel program.
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
Cloud Computing
We deliver cloud computing software solutions. Cloud computing (also known as software-as-a-service, or SaaS) refers to the use of Internet-based computing, storage, and connectivity technology to deliver software applications from a centrally-

hosted computing facility to end users through a mobile app or web browser and the Internet. This model eliminates costs associated with installing and maintaining applications within the customer’s information technology infrastructure. As a result, cloud computing software solutions require substantially less initial and ongoing investment in software, hardware and implementation services, and lower ongoing support and maintenance. These benefits are valuable to both large enterprises that seek to shift fixed information technology costs to a variable, utility model and to small businesses that cannot afford the costs and risks of large upfront software application investments. We believe that providers of cloud computing software solutions also benefit significantly from this model. Because these providers typically deliver the same version of their software to all of their customers, they can focus their resources on delivering new innovations, as opposed to maintenance of older versions. In addition, because they can deploy their software solutions to large and small markets with equal effectiveness, they are able to address a much larger market than vendors of on-premises software applications.
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
Online and Mobile
We strive to deliver business applications that incorporate features and content designed to enhance efficiency and user experience, and are as engaging as popular consumer web applications. As a result, our user interface is designed to be highly intuitive, requiring limited training for end users. As business travel is inherently mobile, we have integrated mobile capabilities into our services to allow end users to streamline the travel and expense management process. Our service platform allows both third-party applications and data from other business systems to connect with and integrate with our solutions. This enables customers to extract more value from their existing technology investments and tap into a broad ecosystem of our partners to enable effective business execution.
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
Expense Management
Our automated expense management solutions simplify the expense reporting process, while reducing costs and improving internal controls. We automate each step of expense reporting, from report preparation and approval to business policy compliance, reimbursement, and data analysis. Our expense management solutions provide the process and information that enables management to reduce manual processing, improve internal controls, increase business policy compliance, speed up reimbursement, and increase expense report accuracy. These solutions automatically import corporate or personal credit card charges to create expense reports. Employees save significant time by creating and submitting accurate, in-policy expense reports, while automation helps the entire organization be more efficient. Our expense management solutions help customers reconcile transaction data from three trusted sources — itinerary data captured at the time of booking, corporate card charges incurred during travel, and electronic receipts captured directly from the supplier — to create a “Smart ExpenseTM” that is used to automatically fill in the details of the expense report as travel occurs. By capturing relevant and accurate expense data, Concur’s expense management solutions enable organizations to more easily comply with government and industry reporting regulations (such as the Sarbanes-Oxley Act and the Sunshine Act) and taxes (such as value added tax and goods and services tax).
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
The Concur T&E Cloud
The Concur T&E Cloud combines industry-leading travel and expense technology, data, and third-party innovation to deliver added value to our corporate customers by providing them with access to a convenient and growing collection of services that otherwise may not be available through traditional travel and expense programs. We provide access to the Concur T&E Cloud through our Concur Connect platform, which includes a growing set of public-facing application programming interfaces and other tools to enable participating customers, partners, suppliers, and third-party developers to enhance and extend the value of our services within the Concur T&E Cloud. This provides a variety of benefits to these participants, including:

•	customers can link their internal systems with Concur solutions to augment their data and share relevant information throughout their organization;

•	partners can enhance their offerings and add value to Concur’s solutions;

•	suppliers can provide direct access to content, inventory, and programs that otherwise may not be available to corporate customers; and

•	third-party developers can integrate their solutions with Concur solutions.
The Concur Connect platform connects suppliers from around the world to thousands of customers and end users representing more than $50 billion of travel and expense related spend each year. It also enables application developers, including both corporate IT departments, which typically develop applications for a company’s internal use, and third-party developers, which create applications for other companies, to access new capabilities and realize the flexibility of using multiple programming languages. Partners and third-party developers can use the platform to leverage the benefits of a multi-tenant platform for creating applications for our customers. This enables our partners, such as TMCs and travel suppliers, to send trip itinerary and booking information to our solutions, which end users view in TripIt or the Concur mobile application.
Client Services
Our client services organization offers a wide variety of professional services in connection with our integrated travel and expense management solutions.
Professional Services
We provide industry-specific best practices and direct experience in travel and expense management. Our professional services staff meets with customers prior to deployment to review existing business processes and information technology infrastructure and provide advice on ways to improve these processes. The professional services staff also configures and tests our applications, integrates them with customers’ existing systems, and assists with enterprise-wide deployment strategies. After deployment, our professional services staff continues to work with customers to identify additional opportunities to further improve their return on investment and to provide a variety of other supporting services such as site administration, audit and compliance services, and advanced analytics. In 2014, we expanded our global professional services team to support sales growth.
Partners
We work closely with strategic third parties, including travel management vendors, corporate charge card providers, payroll processors, consulting firms, travel suppliers, and others, to accelerate the adoption of our solutions among a larger customer base. We focus on enabling our partners to realize new economic opportunities through the integration and distribution of our solutions. We intend to expand our network of distribution partners and to increase the value that our solutions provide throughout the corporate travel, expense, and vendor payment processes.
Customers
As of the fiscal year ended September 30, 2014, more than 25,000 customers in over 150 countries used our services. We serve companies of all sizes. No single customer accounted for more than 10% of our total revenue for the years ended September 30, 2014, 2013, or 2012.
Sales and Marketing
We market and sell our solutions worldwide through both our direct sales organization channel and our indirect distribution channel such as our strategic reseller and referral partners and our website.
Direct Sales
We sell subscriptions to our solutions primarily through our direct sales force comprised of inside sales personnel who sell to customers primarily by phone, and field sales personnel who are primarily based in geographic customer territories. We further organize our sales force into teams by specific customer segments, based on the size of our prospective customers, to provide a higher level of service and understanding of the needs of our customers.
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
We have a well-defined software development methodology that we believe allows us to deliver products that satisfy business needs and meet commercial quality expectations. Our systems development and programming group teams up with our product strategy department to assess market needs and requirements. We also use independent development firms or contractors, as needed, to expand the capacity and technical expertise of our internal research and development team. From time to time, we license third-party technology that is incorporated into our solutions. Systems development and programming expenses were $87.4 million, $57.3 million, and $43.8 million during the years ended September 30, 2014, 2013, and 2012, respectively.
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
We own trademarks and registered trademarks for our various products and services and attempt to ensure we protect all necessary intellectual property rights. Concur, the Concur logo, Concur Connect platform, Concur T&E Cloud, Smart Expense, TripIt, GlobalExpense, TRX, TravelTrax, CORREX, and Cleartrip, as well as a number of other names and brands not referenced in this report, are trademarks or registered trademarks of Concur or its affiliates. Other names or brands appearing in this report may be claimed as the property of others. Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the

United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property. The duration of our trademark registration varies from country to country, and in the United States we generally are able to maintain our trademark rights and renew any trademark registrations for so long as the trademarks are in use.
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
Competition
The market for integrated travel and expense management solutions is highly competitive and subject to rapid change. Our principal direct competition comes from independent vendors of corporate travel and expense management software and services, as well as financial institutions and enterprise resource planning software vendors that sell products similar to ours along with their suites of other products and services. We also face indirect competition from potential customers’ internal development efforts and, at times, have to overcome their reluctance to move away from existing paper-based systems.
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
Employees
As of September 30, 2014, Concur employed approximately 4,900 people worldwide. None of our employees are represented by a labor union. We consider our relations with our employees to be good.
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
Risks Related to the Merger
Our proposed merger with SAP may not be completed within the expected timeframe, or at all, and the failure to complete the merger could adversely affect our business and the market price of our common stock.
On September 18, 2014, we entered into the Merger Agreement with SAP and Merger Sub, pursuant to which Concur would become a wholly-owned subsidiary of SAP if the Merger is completed. The Merger Agreement is subject to closing conditions beyond our control, including the approval requirement that holders of more than 50% of our outstanding common stock adopt the Merger Agreement and the receipt of a written notification issued by the Committee on Foreign Investment in the United States (“CFIUS”) that it has concluded its review of the transactions contemplated by the Merger Agreement, or CFIUS has concluded an investigation into such transactions without sending a report to the President of the United States, or the President has decided not to take any action to suspend or prohibit such transactions; provided, that written notification from CFIUS is not required if the period during which CFIUS or the President must act shall have expired without any such action being threatened, announced or taken or the President shall have announced or communicated to Concur or SAP a decision not to take any action to suspend or prohibit the transactions contemplated by the Merger Agreement, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to the proposed Merger are not satisfied (or waived by the other party), the Merger might not be completed. In addition, the Merger Agreement may be terminated under specified circumstances, including by SAP upon a change in the recommendation of our Board of Directors. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•
if the Merger is not completed, and no other party is willing and able to acquire us at a price of $129.00 per share or higher, on terms acceptable to us, the share price of our common stock is likely to decline;

•
we have incurred, and continue to incur, significant expenses for professional services in connection with the proposed Merger, for which we will have received little or no benefit if the merger is not completed. Many of these fees and costs will be payable even if the merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;

•	a failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally; and

•	if the Merger Agreement is terminated under specified circumstances, we may be required to pay SAP a $265 million termination fee.
The announcement and pendency of our proposed merger with SAP could adversely affect our business, financial condition, and results of operations.
The announcement and pendency of our proposed merger with SAP could disrupt our business and create uncertainty about it, which could have an adverse effect on our business, financial condition, and results of operations, regardless of whether the merger is completed. These risks to our business, all of which could be exacerbated by a delay in the completion of the merger, include:

•	diversion of significant management time and resources towards the completion of the merger;

•	impairment of our ability to attract and retain key personnel;

•	difficulties maintaining relationships with employees, customers, and other business partners;

•
restrictions on the conduct of our business prior to the completion of the merger, which prevent us from taking specified actions without the prior consent of SAP, which we might otherwise take in the absence of the Merger Agreement; and

•	litigation relating to the merger and the related costs.
Risks Related to Our Business

We depend on sales of a relatively small number of our solutions for a substantial majority of our revenue, and decreased demand for any of those solutions could substantially harm our revenue.
We generated 90% of our total revenue for the fiscal year ended September 30, 2014 from our travel management, expense management, and integrated travel and expense management solutions. We expect these solutions to continue to constitute a large percentage of our total revenue even as we expand our service offerings. Our financial performance and business outlook depends on continued market acceptance of these solutions. If customers reduce or cancel their subscriptions for our solutions due to economic conditions or because our competitors (some of which have substantially greater resources than we do) develop new offerings, or if we do not keep up with technological advancements in services and software platforms, delivery models, or product features, our revenue could decline. There can be no assurance that our solutions will continue to maintain current levels of market penetration or that we will maintain current levels of revenue from sales of these solutions in the future. There can also be no assurance that we will be able to introduce new solutions successfully, or that any initial interest in such solutions will result in significant revenue or long term success for us.
If the market for integrated travel and expense management solutions develops more slowly than we expect, our future revenue and profitability will be harmed.
The market for integrated travel and expense management solutions continues to evolve, and it is not certain whether our solutions will continue to be in high demand in the evolving market. Our future revenue and profits depend on increasing customer subscriptions for integrated travel and expense management solutions, yet the market for these solutions may not grow or may shrink. Our future revenue growth and financial performance depend on the willingness of enterprise and government agency customers to use integrated travel and expense management services. Many enterprises and agencies have internal resources and processes to manage corporate travel and expenses, so they may not perceive the benefit of our external solutions. Privacy concerns and transition costs are also factors that may affect a potential customer’s decision to subscribe to an external solution. If customers do not value the benefit of integrated travel and expense services, the market for these services will not develop at the rate that we anticipate.
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
Our ability to operate on a global basis is an increasingly important part of our business. Customers located outside the United States represented 17% of our total revenue in 2014, and a further portion of our revenue is associated with employees of U.S. customers using our services outside of the United States. We have operations and facilities in many countries and we expect our international operations to continue to expand.
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
We generally recognize revenue from customers of our subscription services ratably over the terms of their subscription contracts. As a result, the majority of our revenue in any quarter is attributable to service contracts entered into during previous quarters. A decline in new or renewed service agreements in any one quarter will not be fully reflected in our revenue in that quarter but will harm our revenue in future quarters. Consequently, the effect of significant downturns in sales and market acceptance of our subscription services in a particular quarter may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new subscription contracts, and from additional orders under existing subscription contracts, must be recognized over the applicable subscription term. In addition, delays or failures in deployment of our subscription services may prevent us from recognizing subscription revenue for indeterminate periods of time. Further, we may experience unanticipated increases in costs associated with providing our subscription services to customers over the term of our subscription contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results.

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
We deliver cloud computing solutions. Errors or defects in the software applications underlying our solutions, a failure of the hosting infrastructure that we rely upon to deliver our services, or other failure in our operational efforts to scale our solutions, may make them unavailable to our customers. Because our customers use our solutions to manage important aspects of their business, any errors, defects, disruptions in service or other performance or scalability problems with our services could adversely impact our customers’ businesses. If we have any errors, defects, disruptions in service or other performance or scalability problems with our solutions, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or costly litigation.
We depend on our relationships with travel suppliers, so adverse changes in existing supplier relationships or our inability to develop new supplier relationships could adversely affect our business, financial condition, and operating results.
An important component of our business success is our ability to maintain and develop productive commercial relationships with a broad and growing spectrum of travel suppliers. As technology, services, and content offerings continue to evolve, we must continue to identify and develop relationships with suppliers that are relevant to our business. Adverse changes in existing relationships, or our inability to develop new relationships, could reduce the amount, quality, and value of the solutions that we are able to offer, which could adversely affect our customers’ adoption of or renewal of our solutions. If we fail to obtain new customers or existing customers do not renew their subscriptions due to the number and kind of travel solutions we offer, our business, financial condition, and operating results could be adversely affected.
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
Changes in financial accounting standards or practices may cause unexpected adverse financial reporting fluctuations and affect our reported financial results.
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
Our stock price has experienced high volatility, may continue to be volatile, and may decline.
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

•
the volume of trading in our common stock, including sales upon exercise of outstanding options or vesting of equity awards or sales and purchases of any common stock issued upon conversion of our convertible senior notes or in connection with the convertible note hedges and warrant transactions relating to such notes.

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
In April 2010, we completed an offering of $287.5 million aggregate principal amount of our 2.50% convertible senior notes due in 2015 (“2015 Notes”). During the quarter ended June 30, 2013, we completed an offering of $488.8 million in aggregate principal amount of our 0.50% convertible senior notes due June 15, 2018 (“2018 Notes”).
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
Holders of the outstanding 2015 Notes can currently convert them. Holders of the outstanding 2018 Notes will be able to convert them only upon the satisfaction of certain conditions prior to March 15, 2018, and on or after March 15, 2018, or until the close of business on the second scheduled trading day immediately preceding the maturity date of such notes irrespective of such conditions. In the case of the 2015 Notes and the 2018 Notes, we will, upon conversion, pay cash up to the aggregate principal amount of notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of such aggregate principal amount. Any sales in the public market of shares of common stock issued upon conversion of such notes could adversely affect trading prices of our common stock and the value of the notes.
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
We also lease office space throughout the United States and internationally. We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.	LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings that arise in the ordinary course of our business. Any such proceedings, whether meritorious or not, could be time consuming, costly, and result in the diversion of significant operational resources or management time.
Although the outcomes of legal proceedings are inherently difficult to predict, we do not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our business, financial position, results of operations or cash flows, except as discussed below.
Five stockholder class action complaints have been filed in connection with the Merger, two in the Court of Chancery of the State of Delaware (“Delaware Chancery Court”) (collectively, “Delaware Complaints”) and three in the Superior Court of the State of Washington, King County (collectively, “Washington Complaints”). The Delaware Complaints have since been consolidated in the action entitled In re Concur Technologies, Inc. Stockholder Litigation, Delaware Court of Chancery, C.A. No. 10167-CB (“Delaware Class Action”). The Washington Complaints have now been consolidated in the action entitled In re Concur Technologies, Inc. Shareholder Litigation, Superior Court of Washington, King County, Case No. 14-2-26630-8 (“Washington Class Action, and together with the Delaware Class Action, “Actions”). Each of the Actions challenges the proposed sale of Concur to SAP as a putative class action filed on behalf of our stockholders and names Concur, our directors, SAP and Merger Sub as defendants.
The Actions allege that by agreeing to sell Concur to SAP pursuant to the Merger Agreement, our directors breached their fiduciary duties by, among other things, allegedly failing to maximize stockholder value in connection with such sale, agreeing to deal protection devices that allegedly preclude competing offers from emerging, allegedly putting their personal interests ahead of those of Concur’s stockholders, allegedly unfairly depriving our stockholders of the true value inherent in Concur, allegedly failing to disclose all material information regarding the Merger, allegedly failing to maximize stockholder value in connection with such sale, and allegedly ignoring or not protecting against the conflicts of interest of our directors. The Actions also allege that Concur, SAP and Merger Sub aided and abetted these alleged breaches of fiduciary duties.
The plaintiffs in the Actions seek, among other things, class action status, an injunction preventing the completion of the Merger, a declaration that the Merger is in breach of the fiduciary duties of the defendants and therefore the Merger Agreement is unlawful and unenforceable, an award of damages to the plaintiffs if the Merger is consummated prior to the final judgment, disclosure of all material information about the Merger, an order requiring a new process to evaluate our value and maximize strategic alternatives, an accounting from the defendants for all profits and any special benefits they may have obtained as a result of their alleged unlawful conduct, pre- and post-judgment interest, an imposition of a constructive trust in favor of the plaintiffs and members of the class upon any benefits improperly received by the defendants, an injunction against any material transactions or changes in our business and assets until a new process is conducted to evaluate our strategic alternatives, an injunction rescinding the Merger Agreement, an injunction against the consummation of the Merger, and the payment of attorneys’ fees and expenses.
On November 10, 2014, we entered into a memorandum of understanding (“Memorandum of Understanding”) with the plaintiffs in the Actions, regarding the settlement of these Actions. Concur believes that no further supplemental disclosure is required under applicable law; however, to avoid the risk of the putative stockholder class actions delaying or adversely affecting the Merger and to minimize the expense of defending the Actions, Concur has agreed, pursuant to the terms of the proposed settlement, to make certain Supplemental Disclosures (as defined in the Memorandum of Understanding) related to the Merger, which Concur made in its Additional Proxy Materials filed with the SEC on November 10, 2014. The Memorandum of Understanding contemplates that the parties to the Actions will enter into a stipulation of settlement to resolve the claims asserted in the Actions. The stipulation of settlement will be subject to customary conditions, including certification of the putative class for settlement purposes and court approval following notice to our stockholders. In the event that the parties to the Actions enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Chancery Court will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the Delaware Chancery Court, it is anticipated that it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith and the fiduciary or other obligations of any of the defendants in the Actions. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Chancery Court will approve the settlement even if the parties were to enter into such stipulation. In the event that the parties do not ultimately enter into a stipulation of settlement or it is not ultimately approved by the Delaware Chancery Court, the proposed settlement as contemplated by the Memorandum of Understanding may be terminated.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information. Our common stock is traded on The NASDAQ Global Select Market under the symbol “CNQR.” The following table shows the range of the high and low sales prices by quarter for years ended September 30, 2014 and 2013, as reported on The NASDAQ Global Select Market:

	High	Low
Year Ended September 30, 2014:
Fourth Quarter	$127.55	$86.50
Third Quarter	101.99	74.43
Second Quarter	130.39	95.08
First Quarter	$112.87	$91.22
Year Ended September 30, 2013:
Fourth Quarter	$114.32	$80.98
Third Quarter	84.86	62.01
Second Quarter	73.34	65.35
First Quarter	$74.07	$57.70
As of September 30, 2014, our common stock was held by 158 stockholders of record.
We have never paid cash dividends on our common stock.
During the fiscal years ended September 30, 2010 and 2013, we issued warrants to purchase 5.5 million and 4.7 million shares of our common stock, respectively. For further information, see Note 10 of the Notes to Consolidated Financial Statements.
(b) Not applicable.
(c) Stock Repurchase Program. Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 12.0 million shares of our common stock through January 2015. We may repurchase our common stock from time to time in the open market based on market conditions. Any repurchases will be made at the then-current market prices. We had no repurchases of our outstanding common stock during the fourth quarter of 2014. As of September 30, 2014, we remained authorized to repurchase up to 7.1 million shares under the Repurchase Program. See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding stock repurchases.

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
The consolidated statements of operations and consolidated balance sheets data presented in the table below are derived from our audited consolidated financial statements. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for an explanation of the determination of the shares used to compute basic and diluted net income (loss) per share. Our historical results are not necessarily indicative of results to be expected for any future period.
All amounts are reported in thousands, except for per share data.

	Year Ended September 30,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Revenue	$702,588	$545,800	$439,826	$349,488	$292,936
Expenses (1):
Cost of operations	243,999	157,000	123,696	98,267	81,737
Sales and marketing	289,268	227,590	175,514	141,384	96,955
Systems development and programming	87,366	57,271	43,794	34,787	27,236
General and administrative	112,692	85,426	69,358	51,467	38,811
Revaluation of contingent consideration	(2,513)	(6,694)	(7,274)	4,034	—
Amortization of intangible assets	22,802	18,811	18,239	10,131	7,224
Total expenses	753,614	539,404	423,327	340,070	251,963
Operating income (loss)	(51,026)	6,396	16,499	9,418	40,973
Other income (expense):
Interest income	2,659	2,422	2,373	2,177	2,017
Interest expense	(44,404)	(27,740)	(19,334)	(18,527)	(9,297)
Gain (loss) from equity investments, net	11,216	(2,715)	(2,649)	(890)	—
Other, net	(1,148)	(752)	(1,237)	(809)	(1,049)
Total other expense	(31,677)	(28,785)	(20,847)	(18,049)	(8,329)
Income (loss) before income tax	(82,703)	(22,389)	(4,348)	(8,631)	32,644
Income tax expense	36,455	2,933	3,227	2,233	12,500
Consolidated net income (loss)	(119,158)	(25,322)	(7,575)	(10,864)	20,144
Less: loss attributable to noncontrolling interests	863	928	569	121	—
Net income (loss) attributable to Concur	$(118,295)	$(24,394)	$(7,006)	$(10,743)	$20,144
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(2.09)	$(0.44)	$(0.13)	$(0.20)	$0.40
Diluted	(2.09)	(0.44)	(0.13)	(0.20)	0.38
Weighted average shares used in computing net income (loss) per share:
Basic	56,637	55,631	54,595	53,464	50,141
Diluted	56,637	55,631	54,595	53,464	53,090
(1) Includes share-based compensation as follows:
Cost of operations	$16,160	$8,485	$7,489	$3,440	$2,442
Sales and marketing	39,326	31,190	27,744	19,273	9,772
Systems development and programming	13,002	7,062	6,126	5,747	2,597
General and administrative	21,877	18,365	15,834	7,514	4,796
Total share-based compensation	$90,365	$65,102	$57,193	$35,974	$19,607

	September 30,
	2014	2013	2012	2011	2010
Consolidated Balance Sheets Data:
Cash and cash equivalents	$502,992	$301,696	$302,274	$370,157	$329,098
Total assets	1,896,140	1,724,934	1,222,335	1,155,851	1,042,797
Convertible senior notes, net	681,862	647,233	251,607	239,461	228,128
Deferred rent and other long-term liabilities	13,001	10,373	634	744	1,149
Total Concur stockholders’ equity	$755,873	$795,985	$704,599	$698,655	$637,826

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with Item 8, Financial Statements and Supplementary Data. Also, the discussion under “Critical Accounting Policies and Estimates” in this Item 7 is an integral part of the analysis of our results of operations and financial condition. We report our operating results on the basis of a fiscal year that starts October 1 and ends September 30. For convenience, in this report we refer to our fiscal years as “2012,” “2013,” and “2014.”
All dollar, option, and share amounts are reported in thousands unless otherwise noted. We refer to Concur Technologies, Inc. as “Concur,” the “Company,” “us,” “we,” and “our” in this report.
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. These statements can be identified by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. These forward-looking statements involve many risks and uncertainties, described in Item 1A, Risk Factors. The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We undertake no obligation to revise or update any such forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
Recent Development
On September 18, 2014, Concur, SAP America, Inc., a Delaware corporation (“SAP”), and Congress Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of SAP (“Merger Sub”), entered into an agreement and a plan of merger (“Merger Agreement”).
Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Sub will merge with and into Concur and Concur will become a wholly-owned subsidiary of SAP (“Merger”). If the Merger is completed, Concur stockholders will be entitled to receive $129.00 in cash for each share of Concur common stock owned by them as of the date of the Merger.
The consummation of the Merger is subject to certain conditions, including: (i) adoption of the Merger Agreement by an affirmative vote of the holders of a majority of the outstanding shares of our common stock; (ii) the waiting period under the HSR Act will have expired or been earlier terminated; (iii) the affirmative approval of a governmental entity required under certain other antitrust laws will have been obtained or any mandatory waiting period related thereto shall have expired; (iv) in the event that any governmental entity of competent jurisdiction takes certain specified actions under any other antitrust law, any affirmative approval of such governmental entity, or confirmation from such governmental entity that it does not have jurisdiction, under such antitrust law shall have been obtained or any mandatory waiting period related thereto shall have expired; and (v) the consummation of the Merger shall not then be restrained, enjoined or prohibited by any order (whether temporary, preliminary or permanent) of a court of competent jurisdiction or any other governmental entity of competent jurisdiction and there shall not be in effect any law promulgated or deemed applicable to the Merger by any governmental entity of competent jurisdiction which prevents the consummation of the Merger.
The Company’s stockholder meeting to vote on adoption of the Merger Agreement will be held on November 19, 2014. Assuming no further review or investigation of the transactions contemplated by the Merger Agreement or other action to suspend or prohibit such transactions, the period during which the Committee on Foreign Investment in the United States or the President must act will terminate on December 2, 2014. In such event and if all other conditions set forth in the Merger Agreement are either satisfied or waived, including our stockholders adopting the Merger Agreement, Concur and SAP currently anticipate that the closing of the transactions contemplated by the Merger Agreement will occur on December 4, 2014.
Description of Business
We are the global leader of integrated travel and expense management solutions for companies of all industries and sizes. Our core mission through innovation is to transform the way our customers manage spend and enhance the user experience for their business travelers. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity so they can focus on what matters most. We streamline processes and provide visibility into expense, travel, itinerary, and invoice management. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help clients effectively negotiate with vendors, create budgets, and manage compliance. By providing easy-to-use mobile solutions, we help make business travel even easier and more productive for our customers’ employees. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large.
In March 2011, to assist us with our sales efforts in Japan, we established a Japanese joint venture, Concur (Japan) Ltd. (“Concur Japan”), with SunBridge, Inc., a Japanese corporation, and an individual investor. Our ownership interest in the joint venture is 75%. In August 2014, we acquired additional shares of Cleartrip, Inc. (“Cleartrip”), a leading provider of online travel services in India, which provided us with a controlling financial interest of 54% as of September 30, 2014. Because of our controlling interest in these entities, we consolidate their respective financial results within our consolidated financial statements. We then record a noncontrolling interest to reflect the interests that we do not control in the entities’ results.
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
We operate in and report on one segment, which is integrated travel and expense management solutions. We do not operate any material separate lines of business or separate business entities.
Revenue
Revenue. We generate our revenue from the delivery of subscription services and, to a much lesser degree, professional services provided in connection with subscription services. Revenue is affected by pricing, the number of new customers, customer contract durations, and our customer retention rate.
International Revenue. Revenue from customers outside the United States represented 17%, 15%, and 15% of total revenue for 2014, 2013, and 2012, respectively. In 2014, the foreign currency impact of revenue denominated in currencies other than the U.S. Dollar had the effect of slightly increasing our consolidated revenue. Historically, fluctuations in exchange rates have had an insignificant impact on our total revenue.
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
Amortization of Intangible Assets. Amortization of intangible assets represents the amortization of the intangible assets from acquisitions. We are amortizing our intangible assets as non-cash charges to operations over an expected useful life which is consistent with the timing and level of expected cash flows attributed to customer relationships, supplier relationships, use of acquired technology, and trade name and trademarks.
Results of Operations
Fiscal Years 2014 and 2013
Revenue

	Year Ended September 30,		Variance Dollars
	2014	2013
Revenue	$702,588	$545,800	$156,788

	Year Ended September 30,
	2014	%	2013	%
United States	$584,387	83.2%	$461,841	84.6%
Europe and Middle East	79,927	11.4%	58,713	10.8%
Other	38,274	5.4%	25,246	4.6%
Total revenue	$702,588	100.0%	$545,800	100.0%
Revenue increased by 28.7%, or $156.8 million, in 2014 compared to 2013. This increase was primarily due to growth in the number of customers using our subscription services as well as higher transaction volumes. The growth in the number of customers using our subscription services reflects higher market demand for our subscription service and high rates of retention of existing subscription customers. We believe this demand reflected the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services.
Cost of Operations

	Year Ended September 30,		Variance Dollars
	2014	2013
Cost of operations	$243,999	$157,000	$86,999
Percent of total revenue	34.7%	28.8%
Cost of operations increased by 55.4%, or $87.0 million, in 2014 compared to 2013. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $63.5 million driven by increased headcount of approximately 55% to support our growing customer base and our 2013 and 2014 acquisitions. Share-based compensation increased $7.7 million as a result of increased headcount. Allocated overhead and infrastructure costs increased by $9.5 million to facilitate growth. Further, transaction costs that we incur in connection with our subscription services increased by $5.9 million primarily related to the increased volume of transaction activity.
As a percentage of total revenue, cost of operations increased to 34.7% in 2014 from 28.8% in 2013 primarily due to investments made to grow our implementation resources and to businesses acquired during the fourth quarter of 2013, which contribute lower gross margins.
Sales and Marketing

	Year Ended September 30,		Variance Dollars
	2014	2013
Sales and marketing	$289,268	$227,590	$61,678
Percent of total revenue	41.2%	41.7%
Sales and marketing expenses increased by 27.1%, or $61.7 million, in 2014 compared to 2013. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $37.0 million, resulting from a headcount increase of approximately 25% to acquire new customers and increase penetration within our existing customer base. Share-

based compensation increased by $8.1 million, customer acquisition costs increased by $8.1 million, advertising and marketing costs increased by $4.4 million, and allocated overhead and infrastructure costs increased by $3.5 million.
Systems Development and Programming

	Year Ended September 30,		Variance Dollars
	2014	2013
Systems development and programming	$87,366	$57,271	$30,095
Percent of total revenue	12.4%	10.5%
Systems development and programming costs increased by 52.5% or $30.1 million, in 2014 compared to 2013. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $18.3 million, driven by increased headcount of approximately 30% to upgrade and extend our service offerings and develop new technologies. Additionally, share-based compensation increased by $5.9 million, and allocated overhead and infrastructure costs increased by $5.6 million, mainly driven by higher depreciation expenses.
The majority of our systems development and programming resources are focused on developing internal-use software used to provide subscription services to our customers. We capitalize costs in accordance with accounting principles generally accepted in the United States (“GAAP”) for software developed or obtained for internal use and amortize it over its estimated useful life. Capitalized internal-use software costs, net of amortization, increased by $13.3 million to $58.8 million at September 30, 2014 as compared to $45.5 million at September 30, 2013.
General and Administrative

	Year Ended September 30,		Variance Dollars
	2014	2013
General and administrative	$112,692	$85,426	$27,266
Percent of total revenue	16.0%	15.7%
General and administrative expenses increased by 31.9%, or $27.3 million, in 2014 compared to 2013. The growth in absolute dollars was primarily due to an increase of $16.8 million in personnel costs and related expenses, driven by an increase in headcount of approximately 40%. Additionally, infrastructure costs increased by $5.1 million and share-based compensation increased by $3.5 million. Professional fees increased by $2.1 million mainly attributable to acquisition and other related costs in 2014.
Revaluation of Contingent Consideration

	Year Ended September 30,		Variance Dollars
	2014	2013
Revaluation of contingent consideration gain	$(2,513)	$(6,694)	$4,181
Percent of total revenue	(0.4)%	(1.2)%
In 2014, revaluation of contingent consideration consisted of a gain of $2.5 million, relating to the revaluation of our 2013 acquisitions due to the actual achievement of certain revenue targets.
In 2013, revaluation of contingent consideration related to the acquisition of TripIt, Inc. (“TripIt”) and consisted of a gain of $6.7 million due to the change in valuation inputs such as our stock price and stock volatility. The TripIt contingent consideration was finalized and paid in 2013.
Amortization of Intangible Assets

	Year Ended September 30,		Variance Dollars
	2014	2013
Amortization of intangible assets	$22,802	$18,811	$3,991
Percent of total revenue	3.2%	3.4%
Amortization of intangible assets increased by 21.2%, or $4.0 million, in 2014 compared to 2013, primarily due to intangible asset additions obtained through acquisitions.
Other Income (Expense)

	Year Ended September 30,		Variance Dollars
	2014	2013
Interest income	$2,659	$2,422	$237
Interest expense	(44,404)	(27,740)	(16,664)
Gain (loss) from equity investments, net	11,216	(2,715)	13,931
Other, net	(1,148)	(752)	(396)
Total other expense, net	$(31,677)	$(28,785)	$(2,892)
In the third quarter of 2014, we recorded a gain of $14.6 million under gain (loss) from equity investments, net related to the sale of our equity interest in Buuteeq, Inc. that we accounted for under the cost method of accounting.
In August 2014, we purchased an additional equity interest in Cleartrip, increasing our total ownership interest from 47% to 54%. This transaction was accounted for as a step acquisition, which required that we remeasure our previously held ownership interest to fair value. As a result, we recorded a non-cash, pre-tax gain of $16.7 million, which is included in gain (loss) from equity investments, net.
During 2014, we determined there was a decline in the fair value of a cost method investment which was other-than-temporary. Accordingly, we recorded an impairment charge of $15.1 million to gain (loss) from equity investments, net.
Using the equity method of accounting, we recorded gains (losses) from equity investments in our consolidated statements of operations. Losses from equity investments primarily include our proportionate share of investee losses, adjustments to recognize certain differences between our carrying value and our equity in the investee’s net assets at the date of investment, impairments, and other adjustments required by the equity method.
Interest expense primarily consists of interest on the convertible senior notes that we issued in April 2010 and June 2013. The increase in interest expense in 2014 is due to the issuance of the 2018 Notes. Foreign currency transaction gains (losses) are included in the consolidated statements of operations under other, net.
Income Tax Expense

	Year Ended September 30,		Variance Dollars
	2014	2013
Income tax expense	$36,455	$2,933	$33,522
Effective tax rate	(44.1)%	(13.1)%
The effective income tax rate for 2014 was -44.1% compared to -13.1% for 2013. The negative effective tax rate for 2014 was primarily due to establishment of a valuation allowance against total U.S. deferred tax assets balance, inability of the Company to recognize a tax benefit associated with the losses from our Dutch licensing company, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, and expenses not deductible for tax purposes. These differences were partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit, revaluation of the contingent consideration, which does not impact taxable income, and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
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
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. A significant piece of objective negative evidence we evaluated was our cumulative loss incurred over recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As a result, in the second quarter of 2014, we established a valuation allowance against a significant portion of our total U.S.

deferred tax assets balance as of December 31, 2013, net of U.S. deferred tax liabilities. This accounting treatment has no effect on our actual ability to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments.
Fiscal Years 2013 and 2012
Revenue

	Year Ended September 30,		Variance Dollars
	2013	2012
Revenue	$545,800	$439,826	$105,974

	Year Ended September 30,
	2013	%	2012	%
United States	$461,841	84.6%	$372,993	84.8%
Europe and Middle East	58,713	10.8%	49,963	11.4%
Other	25,246	4.6%	16,870	3.8%
Total revenue	$545,800	100.0%	$439,826	100.0%
Revenue increased by 24.1%, or $106.0 million, in 2013 compared to 2012. This increase was primarily due to the growth in the number of customers for our subscription services as well as higher transaction volumes. The growth in the number of customers for our subscription services reflects higher market demand for our subscription services and high rates of retention of existing subscription customers. We believe this demand reflects the market’s growing awareness of our integrated travel and expense management solutions and the increasing acceptance of outsourced services. Additionally, the foreign currency impact slightly decreased our revenue when compared to the same period a year ago.
Cost of Operations

	Year Ended September 30,		Variance Dollars
	2013	2012
Cost of operations	$157,000	$123,696	$33,304
Percent of total revenue	28.8%	28.1%
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
Sales and Marketing

	Year Ended September 30,		Variance Dollars
	2013	2012
Sales and marketing	$227,590	$175,514	$52,076
Percent of total revenue	41.7%	39.9%
Sales and marketing expenses increased by 29.7%, or $52.1 million, in 2013 compared to 2012. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $27.7 million, resulting from a headcount increase of approximately 40% to support new customers and increase penetration within our existing customer base. Customer acquisition costs and amortization of those costs increased by $11.7 million, and advertising and marketing costs increased by $5.9 million. Additionally, share-based compensation increased by $3.4 million, resulting from the issuance of stock awards to existing and new employees. Allocated overhead and infrastructure costs increased by $3.1 million.
Systems Development and Programming

	Year Ended September 30,		Variance Dollars
	2013	2012
Systems development and programming	$57,271	$43,794	$13,477
Percent of total revenue	10.5%	10.0%

Systems development and programming costs increased by 30.8%, or $13.5 million, in 2013 compared to 2012. The growth in absolute dollars was primarily due to an increase in personnel costs and related expenses of $7.2 million, driven by an increase in headcount of approximately 30%. Depreciation expenses increased by $4.8 million as we continued to upgrade and extend our service offerings and develop new technologies. Additionally, other infrastructure and allocated overhead costs increased by $1.4 million.
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
General and Administrative

	Year Ended September 30,		Variance Dollars
	2013	2012
General and administrative	$85,426	$69,358	$16,068
Percent of total revenue	15.7%	15.8%
General and administrative expenses increased by 23.2%, or $16.1 million, in 2013 compared to 2012. The growth in absolute dollars was primarily due to an increase of $5.9 million in personnel costs and related expenses, driven by an increase in headcount of approximately 40% to support our growth. Professional fees increased by $4.8 million mainly attributable to higher acquisition and other related costs in 2013. Additionally, infrastructure costs increased by $2.8 million and share-based compensation increased by $2.5 million, as a result of equity awards issued to a higher number of employees due to increased overall headcount.
Revaluation of Contingent Consideration

	Year Ended September 30,		Variance Dollars
	2013	2012
Revaluation of contingent consideration gain	$(6,694)	$(7,274)	$580
Percent of total revenue	(1.2)%	(1.7)%
Revaluation of contingent consideration consisted of a gain of $6.7 million in 2013 relating to the acquisition of TripIt, compared to a gain of $7.3 million in 2012. The change in inputs applied to the valuation during the current period, which consisted primarily of the increase in our stock price, resulted in the change in the amount of the contingent consideration. During 2013, the fair value of the contingent consideration related to the acquisition of TripIt was finalized and paid.
Amortization of Intangible Assets

	Year Ended September 30,		Variance Dollars
	2013	2012
Amortization of intangible assets	$18,811	$18,239	$572
Percent of total revenue	3.4%	4.1%
Amortization of intangible assets remained relatively flat in 2013, compared to 2012, as increases from newly acquired intangible assets were partially offset by decreases due to some previously acquired intangible assets being fully amortized.
Other Income (Expense)

	Year Ended September 30,		Variance Dollars
	2013	2012
Interest income	$2,422	$2,373	$49
Interest expense	(27,740)	(19,334)	(8,406)
Loss from equity investments	(2,715)	(2,649)	(66)
Other, net	(752)	(1,237)	485
Total other income (expense), net	$(28,785)	$(20,847)	$(7,938)

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
Interest expense primarily consists of interest on the convertible senior notes that we issued in April 2010 and June 2013. The increase in interest expense in 2013 is due to the issuance of the 2018 Notes. Foreign currency transaction gains (losses) are included in the consolidated statements of operations under other, net.
Income Tax Expense

	Year Ended September 30,		Variance Dollars
	2013	2012
Income tax expense	$2,933	$3,227	$(294)
Effective tax rate	(13.1)%	(74.2)%
The effective income tax rate for 2013 was -13.1% compared to -74.2% for 2012. The negative effective tax rate for 2013 was primarily the result of losses from our Dutch licensing company where we are not able to record a tax benefit and the establishment of income tax reserves, partially offset by income from the revaluation of the contingent consideration which is not subject to income taxes, research and development tax credits, and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.
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
Financial Position, Liquidity and Capital Resources
Our sources of liquidity as of September 30, 2014 consisted principally of cash, cash equivalents, and short-term investments totaling 869.3 million. Our cash, cash equivalents, and short-term investments are comprised primarily of time deposits, commercial paper, fixed-income securities, and certificates of deposit.
Our cash flows are as follows:

	Year Ended September 30,			$ Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Cash provided by (used in):
Operating activities	$82,301	$78,014	$93,585	$4,287	$(15,571)
Investing activities	139,535	(493,408)	(151,988)	632,943	(341,420)
Financing activities	(18,654)	415,079	(9,682)	(433,733)	424,761

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
Net cash provided by operating activities was $82.3 million for 2014, compared to $78.0 million in 2013. The increase in operating cash flows was primarily due to higher net income after adjusting for non-cash items (such as depreciation and amortization and stock-based compensation) and fluctuations in working capital accounts, partially offset by an increased excess tax benefit in 2014.
Net cash provided by operating activities was $78.0 million for 2013, compared to $93.6 million in 2012. The decrease in operating cash flows was driven by payment of contingent consideration in 2013 of $5.1 million, lower operating margin due to increased spending to support our overall growth, and the net fluctuation in receivable and accrued balances due to the overall timing of payments received from customers and payments made to vendors.
Investing Activities
Investing activities generally consist of purchases, sales, and maturities of investments, cash outlays for acquisitions, strategic investments, capital expenditures including leasehold improvements and internal-use software, and changes in customer funding liabilities, net of the change in restricted cash.
Cash provided by investing activities was $139.5 million in 2014, compared to a use of cash of $493.4 million in 2013. The change in investing cash flows was mainly driven by net maturities of short-term investments of $175.9 million in 2014, compared to net purchases of $329.6 million in 2013. Additionally, in 2013 we used $83.8 million for acquisitions.
Cash used in investing activities was $493.4 million in 2013, compared to $152.0 million in 2012. The change in cash outflows was primarily due to net purchases of short-term investments of $329.6 million in 2013, compared to $15.5 million in 2012. Additionally, in 2013 we used $83.8 million for acquisitions and approximately $36.4 million for strategic investments. In 2012, we used $68.3 million primarily for the ADP, Inc. asset acquisition and approximately $23.7 million for strategic investments.
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
Cash used in financing activities was $18.7 million in 2014, compared to cash provided by financing activities of $415.1 million in 2013. The fluctuation was primarily due to the net proceeds of $440.5 million related to the 2018 Notes and associated note hedges and warrants issued in 2013.
Cash provided by financing activities was $415.1 million in 2013, compared to cash used in financing activities of $9.7 million in 2012. The fluctuation was primarily due to the net proceeds of $440.5 million related to the issuance of our 2018 Notes and associated note hedges and warrants issued in 2013.
Convertible Senior Notes
In March 2010, we issued $287.5 million principal amount of our 2.50% convertible senior notes (“2015 Notes”). We issued our 2015 Notes and 2018 Notes for general corporate purposes, including potential acquisitions and strategic transactions. The 2015 Notes and the 2018 Notes will mature on April 15, 2015 and June 15 2018, respectively, unless converted earlier. If the merger with SAP is consummated, the holders of the 2015 Notes and 2018 Notes will be entitled to require that they be settled. Holders of the 2015 Notes and the 2018 Notes who convert their notes in connection with a fundamental change (as defined in the respective notes) will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate. The merger with SAP would constitute a make whole fundamental change as defined in the 2015 Notes and the 2018 Notes. Additionally, in the event of a make whole fundamental change, holders of the 2015 Notes and the 2018 Notes may require us to repurchase all or a portion of their notes at a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date (as defined in the respective indentures for the 2015 Notes and 2018 Notes).
As of September 30, 2014, no 2015 Notes or 2018 Notes had been repurchased or converted. We also have not received any shares under the note hedge transactions in connection with our 2015 Notes and 2018 Notes or delivered cash or shares under the warrant transactions in connection with our 2015 Notes and 2018 Notes. For at least 20 trading days during the 30 consecutive trading day period ended September 30, 2014, our common stock price exceeded 130% of the conversion price of the 2015 Notes. Accordingly, the 2015 Notes are convertible at the holders’ option for the quarter ending December 31, 2014. The 2015 Notes are classified as a current liability on the consolidated balance sheets as of September 30, 2014. Additionally, a portion of the equity component attributable to the conversion feature of the 2015 Notes, which is equal to the difference between the principal amount and carrying value of the 2015 Notes, is classified in temporary equity on the consolidated balance sheets as of September 30, 2014. The 2018 Notes are classified as a non-current liability on the consolidated balance sheets as of September 30, 2014 as none of the conversion conditions were achieved during the period then ended. For further information, see Note 10 of the Notes to Consolidated Financial Statements.
Lines of Credit

We have lines of credit with four financial institutions amounting to 650.0 million Indian Rupees (US$10.5 million) with expiration dates of up to one year. These lines of credit require partial collateralization in the form of restricted deposits. As of September 30, 2014, there were $9.8 million of cash borrowings outstanding, leaving $0.7 million of available liquidity under these lines of credit.
Stock Repurchase
Our Board of Directors previously authorized a stock repurchase program (“Repurchase Program”) that allowed us to repurchase up to 12.0 million shares of our common stock through January 2015. We may repurchase our common stock from time to time in the open market based on market conditions. During 2014, 2013, and 2012, we repurchased 10 thousand shares, nine thousand shares, and 28 thousand shares of our outstanding common stock under the Repurchase Program, respectively, for a total cost of $0.9 million, $0.7 million, and $1.3 million, respectively. As of September 30, 2014, we remained authorized to repurchase up to 7.1 million shares under the Repurchase Program.
We believe our cash, cash equivalents, and short-term investment amounts, as well as expected positive operating cash flows, will be sufficient to meet our anticipated cash needs for normal business operations, working capital needs, capital expenditures, and debt repayment for at least the next 12 months.
Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of September 30, 2014:

Year Ended September 30,	2015 Convertible Senior Notes, including Interest	2018 Convertible Senior Notes, including Interest	Lease Commitments	Purchase Obligations
2015	$294,687	$2,444	$17,442	$7,927
2016	—	2,444	17,824	4,918
2017	—	2,444	15,258	2,393
2018	—	491,193	13,951	200
2019	—	—	13,843	—
Thereafter	—	—	49,561	—
Total	$294,687	$498,525	$127,879	$15,438
The above commitment table does not include approximately $6.1 million of gross unrecognized tax benefits recorded on our consolidated balance sheets as of September 30, 2014. These obligations have been excluded from the table above as we are unable to make a reasonable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax settlements. For further information, see Note 11 of these Notes to Consolidated Financial Statements.
Convertible Senior Notes
Our 2015 Notes and 2018 Notes will mature on April 15, 2015 and June 15, 2018, respectively, unless converted earlier. If the merger with SAP is consummated, the holders of the 2015 Notes and 2018 Notes will be entitled to require that they be settled. Certain conditions were satisfied for the 2015 Notes in the quarter ended September 30, 2014, which makes the 2015 Notes convertible at the holders’ option for the quarter ending December 31, 2014. The 2018 Notes are not convertible at the holders’ option for the quarter ending December 31, 2014.
Lines of Credit
We have lines of credit with four financial institutions amounting to 650.0 million Indian Rupees (US$10.5 million) with expiration dates of up to one year. These lines of credit require partial collateralization in the form of restricted deposits. As of September 30, 2014, there were $9.8 million of cash borrowings outstanding, leaving $0.7 million of available liquidity under these lines of credit.
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
Capital leases as of September 30, 2014 were immaterial.
Purchase Obligations
We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding. Future purchase obligations are related to services to support operations and sales and marketing and are based on contracted commitments.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; such estimates and judgments are periodically re-evaluated. Actual results may differ materially from these estimates under different assumptions, judgments, or conditions.
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
We recognize revenue when the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fees are fixed or determinable; and

•	collection is considered reasonably assured.
Subscription Revenue
Subscription revenue is recognized ratably over the contract term of the arrangement beginning on the date that our service is made available to the customer. Amounts that have been invoiced are recorded in revenue or deferred revenue, depending on whether the revenue recognition criteria have been met.
Professional Services Revenue
Professional services revenue consists of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. This revenue is recognized as the services are rendered for time and material contracts and when the milestones are achieved and accepted by the customer for fixed-fee contracts.
Multiple-Element Arrangements

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. In order to account for deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery.
In determining whether professional service revenue has standalone value, we consider the availability of professional services from other vendors, the nature of our professional services, and whether we sell subscriptions to new customers without professional services.
As of June 30, 2013, we did not have standalone value for professional services related to implementation of certain of our core subscription services. This was due to the fact that we had historically performed these services to support customers’ implementation of the subscription service and there were no other vendors who were in the business of providing such services. In the quarter ended September 30, 2013, we determined that we had established standalone value for these implementation services. This was primarily due to the number of partners that were trained and certified to perform these implementation services, the successful completion of an engagement to implement subscription services performed by a third-party vendor, and the consequential sale of subscription services without bundled implementation service. Revenue earned from professional services related to implementation of a majority of our core subscription services are being accounted for separately from revenue earned from subscription services beginning in the quarter ended September 30, 2013 when the standalone value was established for those professional services.
When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple-deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (“VSOE”) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (“TPE”) of selling price is used to establish the selling price if it exists. If VSOE of selling price and TPE of selling price are not available, the best estimate of selling price (“BESP”) is to be used. VSOE and TPE do not currently exist for any of our deliverables. Accordingly, we use our BESP to determine the relative selling price.
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
Revenue from Reseller Partners
Portions of our revenue are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenue on a gross basis and amounts paid to our reseller partners are recognized as sales and marketing expense. Our assumption of such business risks is evidenced when, among other factors, we take responsibility for delivery of the product or service, establish pricing of the arrangement, and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenue net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenue and sales and marketing expense.
Deferred Revenue
We defer certain revenue and recognize it ratably over the applicable service period. We categorize deferred revenue and deferred costs on our consolidated balance sheets as current if we expect to recognize such revenue or cost within the following 12 months.
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
The deferred commission costs are so closely related to the revenue that they should be recorded as an asset and charged to expense over the same period that the associated revenue is recognized. Deferred costs are included in deferred costs and other assets on the consolidated balance sheets.
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
Business Combinations
We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values, and in the case of step acquisitions, to allocate such purchase price to the controlling and noncontrolling interests. Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. This allocation and valuation require management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.
Critical estimates in valuing intangible assets include but are not limited to estimates about: future expected cash flows from customer contracts, customer lists, supplier lists, distribution agreements, proprietary technology, and non-compete agreements; the acquired company’s brand awareness and market position; assumptions about the period of time the brand will continue to be used in our product portfolio; as well as expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and discount rates. Critical estimates in allocating fair value between controlling and noncontrolling interests include, but are not limited to, application of control premium and discounts for lack of marketability, as applicable. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
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
Accounts Receivable Allowances
We record provisions for estimated sales allowances against subscription and professional services revenue in the period in which the related revenue is recorded. We estimate our sales allowances by reviewing the aging of our receivables, analyzing our history of credits issued, and evaluating the potential risk of loss associated with delinquent accounts. Past due receivable balances are written off when our efforts have been unsuccessful in collecting the amount due.
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
Interest Rate Risk. We have cash, cash equivalents, and short-term investments totaling $869.3 million as of September 30, 2014. Short-term investments were invested primarily in highly liquid investment vehicles including money market instruments that bear interest at variable overnight or short-term rates. The cash, cash equivalents, and short-term investments are held for working capital purposes. Our short-term investments are made for capital preservation purposes. We do not enter into short-term investments for trading or speculative purposes.
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
An immediate decrease or increase in market interest rates of 100 basis points at September 30, 2014 could result in a $1.3 million reduction or increase in the fair value of the underlying short-term investments. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss) and are realized only if we sell the underlying securities.
As of September 30, 2013, we had cash, cash equivalents, and short-term investments totaling $832.8 million. An immediate increase or decrease in market interest rates of 100 basis points at September 30, 2013 would have resulted in a $1.2 million reduction or increase in the fair value of the underlying short-term investments.

Market Risk and Market Interest Risk. In March 2010 we issued at par value $250.0 million principal amount of 2.50% convertible senior notes due in 2015. In addition, the underwriters executed their option to purchase an additional $37.5 million principal amount of such notes, bringing the total amount of such notes to $287.5 million (“2015 Notes”). Holders may convert their 2015 Notes prior to maturity upon the occurrence of certain circumstances and the 2015 Notes are currently convertible. Upon conversion, we would pay the holder an amount of cash equal to the principal amount of the 2015 Notes. Amounts in excess of the principal amount, if any, will be paid in stock. Concurrent with the issuance of the 2015 Notes, we entered into separate note hedge transactions and the sale of warrants (“2015 Warrants”). These separate transactions were completed to reduce the potential economic dilution from the conversion of the 2015 Notes.
For at least 20 trading days during the 30 consecutive trading day period ended September 30, 2014, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the 2015 Notes are convertible at the holders’ option for the quarter ending December 31, 2014. The 2015 Notes are classified as a current liability on the consolidated balance sheets. The 2015 Notes were also convertible at the option of their holders as of September 30, 2013.
During 2013, we issued at par value $425.0 million principal amount of 0.50% convertible senior notes due in 2018. In addition, the underwriters executed their option to purchase an additional $63.8 million principal amount of such notes, bringing the total amount of such notes to $488.8 million (“2018 Notes”). Holders may convert their 2018 Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amount of the 2018 Notes. Amounts in excess of the principal amount, if any, will be paid in stock. Concurrent with the issuance of the 2018 Notes, we entered into separate note hedge transactions and the sale of warrants (“2018 Warrants”). These separate transactions were completed to reduce the potential economic dilution from the conversion of the 2018 Notes. As of September 30, 2014, the 2018 Notes are not convertible.
Our 2015 Notes and 2018 Notes have fixed annual interest rates at 2.50% and 0.50%, respectively, and therefore, interest expense from these 2015 Notes and 2018 Notes is not subject to fluctuation based on changes in market interest rates. However, the fair value of the 2015 Notes and 2018 Notes will fluctuate based on changes in market interest rates. Generally, the fair market value of our fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value is affected by our stock price. The carrying value of our 2015 Notes and 2018 Notes was $279.5 million and $402.4 million, respectively, as of September 30, 2014. This represents the liability component of the $287.5 million principal balance and the $488.8 million principal balance for the 2015 Notes and 2018 Notes, respectively, as of September 30, 2014. The total estimated fair value of our 2015 Notes and our 2018 Notes was $696.8 million and $637.8 million, respectively, as of September 30, 2014. The fair value was determined based on the average trading price per $100 of the 2015 Notes and 2018 Notes as of the last day of trading for the fourth quarter of 2014, which was $242.38 for the 2015 Notes and $130.50 for the 2018 Notes. For further information, see Note 14 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
We have an investment portfolio that includes strategic investments in privately-held companies, some of which are in the development stage. As of September 30, 2014 and 2013 total strategic investments were $42.2 million and $101.8 million, respectively. If any of these companies fail, or if we choose to dispose of our investment at a time when any of these companies is not meeting our objectives or expectations, we could lose all or part of our investment. If the fair value of an investment is below our carrying value and we determine it is other-than-temporarily impaired, we may be required to record impairment charges that negatively impact our result of operations and financial condition.
Foreign Currency Risk. We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, particularly the Euro, Canadian Dollar, British Pound Sterling, Australian Dollar, Czech Koruna, Philippine Peso, and Indian Rupee. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. We may seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward contracts. Any gain or loss from settling these contracts would be offset by the loss or gain derived from the underlying balance sheet exposures. Additionally, by policy, we do not enter into any hedging contracts for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Concur Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Concur Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concur Technologies, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financials statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 18, 2014 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Seattle, Washington
November 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Concur Technologies, Inc.

We have audited the internal control over financial reporting of Concur Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 30, 2014, and our report dated November 18, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Seattle, Washington
November 18, 2014

Concur Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended September 30,
	2014	2013	2012
Revenue	$702,588	$545,800	$439,826
Expenses:
Cost of operations	243,999	157,000	123,696
Sales and marketing	289,268	227,590	175,514
Systems development and programming	87,366	57,271	43,794
General and administrative	112,692	85,426	69,358
Revaluation of contingent consideration	(2,513)	(6,694)	(7,274)
Amortization of intangible assets	22,802	18,811	18,239
Total expenses	753,614	539,404	423,327
Operating income (loss)	(51,026)	6,396	16,499
Other income (expense):
Interest income	2,659	2,422	2,373
Interest expense	(44,404)	(27,740)	(19,334)
Gain (loss) from equity investments, net	11,216	(2,715)	(2,649)
Other, net	(1,148)	(752)	(1,237)
Total other expense	(31,677)	(28,785)	(20,847)
Loss before income tax	(82,703)	(22,389)	(4,348)
Income tax expense	36,455	2,933	3,227
Consolidated net loss	$(119,158)	$(25,322)	$(7,575)
Less: comprehensive loss attributable to noncontrolling interests	863	928	569
Net loss attributable to Concur	$(118,295)	$(24,394)	$(7,006)
Net loss per share attributable to Concur common stockholders:
Basic	$(2.09)	$(0.44)	$(0.13)
Diluted	(2.09)	(0.44)	(0.13)
Weighted average shares used in computing net loss per share:
Basic	56,637	55,631	54,595
Diluted	56,637	55,631	54,595
See accompanying notes to consolidated financial statements.

Concur Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended September 30,
	2014	2013	2012
Consolidated net loss	$(119,158)	$(25,322)	$(7,575)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	(5,664)	1,478	(844)
Unrealized gain (loss) on available-for-sale investments	(36)	(36)	55
Other comprehensive income (loss), before tax	(5,700)	1,442	(789)
Tax effect	137	(271)	(192)
Other comprehensive income (loss), net of tax	(5,837)	1,713	(597)
Comprehensive loss	(124,995)	(23,609)	(8,172)
Less: comprehensive loss attributable to noncontrolling interests	925	979	595
Comprehensive loss attributable to Concur	$(124,070)	$(22,630)	$(7,577)
See accompanying notes to consolidated financial statements.

Concur Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$502,992	$301,696
Short-term investments	366,286	531,065
Accounts receivable, net of allowance of $6,651 and $3,567	138,280	106,587
Deferred tax assets, net	34,200	43,987
Deferred costs and other assets	65,615	55,341
Total current assets	1,107,373	1,038,676
Non-current assets:
Property and equipment, net	105,386	82,414
Investments	42,201	101,756
Deferred costs and other assets	65,256	51,082
Intangible assets, net	134,696	123,297
Deferred tax assets, net	2,402	3,255
Goodwill	438,826	324,454
Total assets	$1,896,140	$1,724,934
Liabilities and equity
Current liabilities:
Accounts payable	$26,945	$15,036
Customer funding liabilities	71,949	37,039
Accrued compensation	53,840	30,142
Acquisition-related liabilities	622	2,231
Acquisition-related contingent consideration	—	3,182
Other accrued expenses and liabilities	58,604	34,537
Deferred revenue	112,720	88,550
Convertible senior notes, net	279,472	265,426
Total current liabilities	604,152	476,143
Non-current liabilities:
Convertible senior notes, net	402,390	381,807
Deferred rent and other long-term liabilities	13,001	10,373
Deferred revenue	9,583	15,499
Tax liabilities	36,264	22,832
Total liabilities	1,065,390	906,654
Temporary equity: convertible senior notes	8,028	22,074
Concur stockholders’ equity:
Common stock, $0.001 par value per share	57	56
Authorized shares: 195,000
Shares issued and outstanding: 57,074 and 56,044
Additional paid-in capital	1,023,380	939,423
Accumulated deficit	(259,974)	(141,679)
Accumulated other comprehensive loss	(7,590)	(1,815)
Total Concur stockholders’ equity	755,873	795,985
Noncontrolling interests	66,849	221
Total equity	822,722	796,206
Total liabilities, temporary equity, and stockholders’ equity	$1,896,140	$1,724,934
See accompanying notes to consolidated financial statements.

Concur Technologies, Inc.
Consolidated Equity Statements
(In thousands)
Insert Title Here

	Concur Stockholders’ Equity						Noncontrolling Interests	Total Equity
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Concur Stockholders’ Equity Total
	Common Stock
	Shares	Amount
Balance as of September 30, 2011	54,065	$54	$811,888	$(110,279)	$(3,008)	$698,655	$1,176	$699,831
Common stock repurchased	(28)	—	(1,301)	—	—	(1,301)	—	(1,301)
Common stock issued:
Employee stock purchase plan	44	—	2,304	—	—	2,304	—	2,304
Stock option exercises and vesting of restricted stock units	979	1	2,817	—	—	2,818	—	2,818
Share-based compensation	—	—	59,071	—	—	59,071	—	59,071
RSU tax withholding	—	—	(14,200)	—	—	(14,200)	—	(14,200)
Excess tax benefits from share-based compensation	—	—	848	—	—	848	—	848
Acquisition of TripIt escrow settlement	(2)	—	(126)	—	—	(126)	—	(126)
Change in temporary equity	—	—	(35,893)	—	—	(35,893)	—	(35,893)
Foreign currency translation adjustments	—	—	—	—	(818)	(818)	(26)	(844)
Unrealized gain on investments	—	—	—	—	247	247	—	247
Net loss attributable to Concur	—	—	—	(7,006)	—	(7,006)	—	(7,006)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(569)	(569)
Balance as of September 30, 2012	55,058	55	825,408	(117,285)	(3,579)	704,599	581	705,180
Common stock repurchased	(9)	—	(651)	—	—	(651)	—	(651)
Common stock issued:
Employee stock purchase plan	46	—	3,158	—	—	3,158	—	3,158
Stock option exercises and vesting of restricted stock units	949	1	2,320	—	—	2,321	—	2,321
Share-based compensation	—	—	66,851	—	—	66,851	—	66,851
RSU tax withholding	—	—	(26,092)	—	—	(26,092)	—	(26,092)
Excess tax benefits from share-based compensation	—	—	4,654	—	—	4,654	—	4,654
Equity component of convertible senior notes, note hedges, and warrants	—	—	49,956	—	—	49,956	—	49,956
Change in temporary equity	—	—	13,819	—	—	13,819	—	13,819
Foreign currency translation adjustments	—	—	—	—	1,529	1,529	(51)	1,478
Unrealized gain on investments	—	—	—	—	235	235	—	235
Investment in consolidated joint venture by noncontrolling interest	—	—	—	—	—	—	619	619
Net loss attributable to Concur	—	—	—	(24,394)	—	(24,394)	—	(24,394)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(928)	(928)
Balance as of September 30, 2013	56,044	56	939,423	(141,679)	(1,815)	795,985	221	796,206
Common stock repurchased	(10)	—	(925)	—	—	(925)	—	(925)
Common stock issued:
Employee stock purchase plan	39	—	3,638	—	—	3,638	—	3,638
Stock option exercises and vesting of restricted stock units	1,001	1	2,453	—	—	2,454	—	2,454
Share-based compensation	—	—	91,250	—	—	91,250	224	91,474
RSU tax withholding	—	—	(38,442)	—	—	(38,442)	—	(38,442)
Excess tax benefits from share-based compensation	—	—	11,937	—	—	11,937	—	11,937
Change in temporary equity	—	—	14,046	—	—	14,046	—	14,046
Foreign currency translation adjustments	—	—	—	—	(5,602)	(5,602)	(62)	(5,664)
Unrealized loss on investments	—	—	—	—	(173)	(173)	—	(173)
Investment in consolidated joint venture by noncontrolling interest	—	—	—	—	—	—	1,809	1,809
Change in noncontrolling interest from step acquisition	—	—	—	—	—	—	65,520	65,520
Net loss attributable to Concur	—	—	—	(118,295)	—	(118,295)	—	(118,295)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(863)	(863)
Balance as of September 30, 2014	57,074	$57	$1,023,380	$(259,974)	$(7,590)	$755,873	$66,849	$822,722
See accompanying notes to consolidated financial statements.

Concur Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended September 30,
	2014	2013	2012
Operating activities:
Consolidated net loss	$(119,158)	$(25,322)	$(7,575)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Amortization of intangible assets	22,802	18,811	18,239
Depreciation and amortization of property and equipment	39,488	29,527	23,219
Accretion of discount and issuance costs on notes	34,629	19,655	12,146
Share-based compensation	90,365	65,102	57,193
Revaluation of contingent consideration	(2,513)	(6,694)	(7,274)
Deferred income taxes	32,194	(1,113)	(179)
Excess tax benefits from share-based compensation	(11,937)	(4,654)	(848)
Loss (gain) from equity investments	(11,216)	2,715	2,649
Payments of contingent consideration	—	(5,053)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(28,910)	(11,649)	(19,936)
Deferred costs and other assets	(21,620)	(11,687)	(13,428)
Accounts payable	3,470	194	1,665
Accrued liabilities	35,754	(5,284)	12,345
Deferred revenue	18,953	13,466	15,369
Net cash provided by operating activities	82,301	78,014	93,585
Investing activities:
Purchases of investments	(845,264)	(848,859)	(542,871)
Maturities of investments	1,021,133	519,212	527,380
Increase (decrease) in customer funding liabilities, net of changes in restricted cash	35,002	7,806	(8,523)
Investment in and loans to unconsolidated affiliates	(31,564)	(36,374)	(23,708)
Proceeds from sale of cost method investments	16,677	—	—
Capital expenditures	(54,453)	(50,172)	(30,725)
Payments for acquisitions, net of cash acquired	(1,996)	(83,755)	(68,266)
Payments of contingent consideration related to acquisition of Etap	—	(1,266)	(5,275)
Net cash provided by (used in) investing activities	139,535	(493,408)	(151,988)
Financing activities:
Equity issuance costs	—	(120)	—
Proceeds from bank loans	4,982	—	—
Proceeds from borrowings on convertible senior notes, net	—	474,949	—
Proceeds from warrants	—	23,753	—
Payments for convertible senior note hedges	—	(58,161)	—
Investments in consolidated joint venture by noncontrolling interest	1,809	619	—
Payments on repurchase of common stock	(925)	(651)	(1,451)
Net proceeds from share-based equity award activity	2,454	2,321	2,817
Proceeds from employee stock purchase plan activity	3,638	3,158	2,304
Minimum tax withholding on restricted stock awards	(38,442)	(26,092)	(14,200)
Excess tax benefits from share-based compensation	11,937	4,654	848
Repayments on capital leases	(4,107)	—	—
Payments of contingent consideration	—	(9,351)	—
Net cash provided by (used in) financing activities	(18,654)	415,079	(9,682)
Effect of exchange rate changes on cash and cash equivalents	(1,886)	(263)	202
Net increase (decrease) in cash and cash equivalents	201,296	(578)	(67,883)
Cash and cash equivalents at beginning of period	301,696	302,274	370,157
Cash and cash equivalents at end of period	$502,992	$301,696	$302,274
Supplemental cash flow information:
Cash paid for interest	$9,706	$7,188	$7,188
Income tax payments, net	4,017	5,705	797

See accompanying notes to consolidated financial statements.

Concur Technologies, Inc.
Notes to Consolidated Financial Statements
(In thousands, unless otherwise noted)
Note 1. Description of the Company
Description of Business
We are the global leader of integrated travel and expense management solutions for companies of all industries and sizes. Our core mission through innovation is to transform the way our customers manage spend and enhance the user experience for their business travelers. Our easy-to-use cloud computing solutions help companies and their employees control costs, save time, and boost productivity so they can focus on what matters most. We streamline processes and provide visibility into expense, travel, itinerary, and invoice management. By capturing and reporting on activity throughout the travel and expense management process, our solutions provide detailed information to help clients effectively negotiate with vendors, create budgets, and manage compliance. By providing easy-to-use mobile solutions, we help make business travel even easier and more productive for our customers’ employees. Our solutions adapt to individual employee preferences, while scaling to meet the needs of companies from small to large.
Concur, the Concur logo, Concur Connect platform, Concur T&E Cloud, Smart Expense, TripIt, GlobalExpense, Cleartrip, TRX, and GDSx, as well as a number of other names and brands that are not referenced in these consolidated financial statements, are trademarks or registered trademarks of Concur or its affiliates. Other parties’ marks are the property of their respective owners and should be treated as such.
Throughout these consolidated financial statements, Concur Technologies, Inc. is referred to as “Concur,” the “Company,” “we,” “us,” and “our.” All dollar, option, and share amounts are reported in thousands, unless otherwise noted.
Note 2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Segment Information
The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, we have determined that the Company operates in and reports on one segment, integrated travel and expense management. We do not operate any material separate lines of business or separate business entities.
Principles of Consolidation
These consolidated financial statements include the accounts of Concur, its wholly-owned subsidiaries, and its majority-owned subsidiaries. We recorded noncontrolling interests in the consolidated statements of operations for the noncontrolling investors’ interests in the operations of our majority-owned subsidiaries. Noncontrolling interest of $66.8 million and $0.2 million as of September 30, 2014 and 2013, respectively, is reflected in stockholders’ equity. All intercompany accounts and transactions, including those of our majority-owned subsidiaries, were eliminated in consolidation.
We report our consolidated financial statements on the basis of a fiscal year that starts October 1 and ends September 30. Throughout these consolidated financial statements, we refer to our fiscal years ended September 30, 2012, 2013, and 2014, as “2012,” “2013,” and “2014.”
Use of Estimates
We prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), which requires us to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on our consolidated financial statements and accompanying notes. Examples of estimates and assumptions include the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements, valuing assets and liabilities acquired through business combinations and allocating such value to controlling and noncontrolling interests, determining the fair value of acquisition-related contingent consideration, valuing and estimating useful lives of intangible assets, recognizing uncertain tax positions, estimating tax valuation allowances on tax attribute carryforwards, determining the other-than-temporary impairments for strategic investments, deferring certain revenue and costs, share-based compensation, valuing allowances for accounts receivable, estimating useful lives of property and equipment, and estimating product warranties. Actual results could differ from these estimates.
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
We recognize revenue when the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fees are fixed or determinable; and

•	collection is considered reasonably assured.
Revenue is recorded net of any sales and other taxes collected from the customers.
Subscription Revenue
Subscription revenue is recognized ratably over the contract term of the arrangement beginning on the date that our service is made available to the customer. Amounts that have been invoiced are recorded in revenue or deferred revenue, depending on whether the revenue recognition criteria have been met.
Professional Services Revenue
Professional services revenue consists of fees for professional services, which relate to system implementation and integration, planning, data conversion, training, and documentation of procedures. This revenue is recognized as the services are rendered for time and material contracts and when the milestones are achieved and accepted by the customer for fixed-fee contracts.
Multiple-Element Arrangements
We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. In order to account for deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery.
In determining whether professional service revenue has standalone value, we consider the availability of professional services from other vendors, the nature of our professional services, and whether we sell subscriptions to new customers without professional services.
As of June 30, 2013, we did not have standalone value for professional services related to implementation of certain of our core subscription services. This was due to the fact that we had historically performed these services to support customers’ implementation of the subscription service and there were no other vendors who were in the business of providing such services. In the quarter ended September 30, 2013, we determined that we had established standalone value for these implementation services. This was primarily due to the number of partners that were trained and certified to perform these implementation services, the successful completion of an engagement to implement subscription services performed by a third-party vendor, and the consequential sale of subscription services without bundled implementation services. Revenue earned from professional services related to implementation of a majority of our core subscription services are being accounted for separately from revenue earned from subscription services beginning in the quarter ended September 30, 2013 when standalone value was established for those professional services.
When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple-deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (“VSOE”) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (“TPE”) of selling price is used to establish the selling price if it exists. If VSOE of selling price and TPE of selling price are not available, then the best estimate of selling price (“BESP”) is to be used. VSOE and TPE do not currently exist for any of our deliverables. Accordingly, we use our BESP to determine the relative selling price.
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
Revenue from Reseller Partners
Portions of our revenue are generated from sales made through our reseller partners. When we assume a majority of the business risks associated with performance of the contractual obligations, we record the revenue on a gross basis and amounts paid to our reseller partners are recognized as sales and marketing expense. Our assumption of such business risks is evidenced when, among other factors, we take responsibility for delivery of the product or service, establish pricing of the arrangement, and are the primary obligor in the arrangement. When our reseller partner assumes the majority of the business risks associated with the performance of the contractual obligations, we record the associated revenue net of the amounts paid to our reseller partner. Our judgment as to whether we have assumed the majority of the business risks associated with performance of the contractual obligations materially affects how we report revenue and sales and marketing expense.
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
Accounts Receivable Allowances
We record provisions for estimated sales allowances against subscription and consulting revenue in the period in which the related revenue is recorded. We estimate our sales allowances by reviewing the aging of our receivables, analyzing our history of credits issued, and evaluating the potential risk of loss associated with delinquent accounts. Past due receivable balances are written off when our efforts have been unsuccessful in collecting the amount due.
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
There were no impairments related to property and equipment during the years ended September 30, 2014, 2013, and 2012.
Investments
Our investment portfolio primarily includes strategic investments in privately-held companies. We account for our strategic investments under the cost method or the equity method of accounting.
When we do not have the ability to exert significant influence, or if our investments are not in common stock or in-substance common stock, we account for investments under the cost method of accounting. We account for investments under the equity method of accounting when we have the ability to exercise significant influence, but not control, over the investee. We record equity method adjustments in gains (losses) on equity investments, net, and may do so with up to a one-quarter lag. Equity method adjustments primarily include: our proportionate share of investee income or loss, adjustments to recognize certain differences between our carrying value and our equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method.
All of our strategic investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The determination that a decline is other-than-temporary is, in part, subjective and influenced by many factors. When assessing our investments for other-than-temporary declines in value, we will consider many factors, including but not limited to the following: the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the investee’s liquidity and cash position, and market acceptance of the investee’s products and services. From time to time, we may consider third-party valuations. In the event an investment experiences other-than-temporary declines in value, we will record an impairment loss in other income

(expense) in our consolidated statements of operations. During the year ended September 30, 2014, we recognized impairment charges of $15.1 million on cost method investments. There were no impairment charges related to strategic investments during the years ended September 30, 2013 and 2012.
Intangible Assets
Intangible assets primarily consist of acquired technology, customer relationships, supplier relationships, and trade names and trademarks. Our intangible assets are subject to amortization using the straight-line method over their estimated period of benefit, ranging from two to 15 years. We evaluate the estimated remaining useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There were no material impairment charges related to intangible assets during the years ended September 30, 2014, 2013, and 2012.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and the identifiable intangible assets. Goodwill is not amortized; rather, goodwill is tested for impairment at the reporting unit level on an annual basis in the second quarter, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. There were no charges recorded related to goodwill impairment during the years ended September 30, 2014, 2013, and 2012.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses for 2014, 2013, and 2012, were $15.7 million, $15.1 million, and $10.0 million, respectively.
Leases
We lease office space and equipment under non-cancelable operating leases. The terms of our lease agreements generally provide for rental payments on a graduated basis. We record rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense for 2014, 2013, and 2012 was $12.7 million, $8.5 million, and $4.4 million, respectively.
Warranty Claims
Our software contracts typically include an industry-standard software performance warranty provision. Historically, we have experienced minimal warranty claims. Our standard sales contracts typically do not include contingencies such as rights of return or conditions of acceptance.
Deferred Revenue and Deferred Costs
As described above in our Revenue Recognition Policy, we defer certain revenue and related direct and incremental costs and recognize them ratably over the applicable service period. We categorize deferred revenue and deferred costs on our consolidated balance sheets as current if we expect to recognize such revenue or cost within the following 12 months.

Deferred revenue as of September 30, 2014 primarily consisted of subscription services and professional services billed in advance. For subscription services billed in advance, nearly all of the balance as of September 30, 2014 will be recognized within 12 months. Accordingly, nearly all of the deferred subscription revenue was included in the short-term deferred revenue balance as of September 30, 2014.
Nearly all of the September 30, 2014 non-current deferred revenue balance consists of deferred professional services billed in advance from contracts where such professional services did not have standalone value. The majority of that balance will be recognized in 2016. Professional services billed in advance for which standalone value was established are included in the short-term deferred revenue as such services are to be delivered in 2015.
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
Concentrations of Credit Risk
Financial instruments that potentially subject Concur to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. These instruments are generally unsecured and uninsured. We maintain the majority of our cash balances with a few financial institutions. Accounts receivable are from revenue earned from customers across different geographic areas, primarily located in the United States, and operating in a wide variety of industries. No customer represented greater than 10% of outstanding accounts receivable at either September 30, 2014 or 2013. No single customer accounted for more than 10% of our total revenue during 2014, 2013, or 2012. We typically do not require collateral or other security to support credit sales but provide allowances for sales and doubtful accounts based on historical experience and specific identification.
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
Recently Issued Accounting Pronouncements
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
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) (“ASU 2014-08”). ASU 2014-08 raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually significant disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. ASU 2014-08 will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted. We early adopted ASU 2014-08 in the third fiscal quarter of 2014. The adoption did not have a significant impact on our consolidated financial statements.
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
The computation of basic and diluted net income (loss) per share is as follows:

	Year Ended September 30,
	2014	2013	2012
Net loss attributable to Concur	$(118,295)	$(24,394)	$(7,006)
Weighted average number of shares outstanding:
Basic	56,637	55,631	54,595
Diluted	56,637	55,631	54,595
Net loss per share available to Concur’s common stockholders:
Basic	$(2.09)	$(0.44)	$(0.13)
Diluted	(2.09)	(0.44)	(0.13)
We excluded certain shares from the computation of diluted net income (loss) per share because the effect of these shares would have been anti-dilutive. The following table details the shares of potential common stock outstanding, which were excluded from the computation of diluted net income (loss) per share for the years then ended.

	Year Ended September 30,
	2014	2013	2012
Share-based equity awards	3,187	3,451	3,602
2015 convertible senior notes	5,491	5,491	5,491
Warrants associated with the 2015 convertible senior notes	5,491	5,491	5,491
2018 convertible senior notes	4,662	4,662	—
Warrants associated with the 2018 convertible senior notes	4,662	4,662	—
Under the treasury stock method, the 2015 and 2018 convertible senior notes have a dilutive impact on net income per share when the average stock price for the period exceeds the respective conversion price for the 2015 and 2018 convertible senior notes (see Note 10 of these Notes to Consolidated Financial Statements).
We also have entered into note hedge transactions in connection with our 2015 and 2018 convertible senior notes (“2015 Note Hedges” and “2018 Note Hedges,” respectively, and together, the “Note Hedges”) with respect to our common stock (discussed in Note 10 of these Notes to Consolidated Financial Statements) to minimize the impact of potential economic dilution upon conversion of our 2015 and 2018 convertible senior notes. The Note Hedges were outstanding during 2014 and

2013, and the 2015 Note Hedges were outstanding during 2012. Since the beneficial impact of the Note Hedges was anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share.
Note 4. Business Combinations
2014 Business Combinations
In August 2014, we purchased an additional 7% ownership interest in Cleartrip, Inc. (“Cleartrip”), a leading provider of online travel services in India, increasing our total ownership interest in Cleartrip to 54% on a total voting shares outstanding basis. This transaction was accounted for as a step acquisition, which required that we remeasure our previously held 47% ownership interest (previously accounted for as equity method and cost method investments) to fair value. The fair value of Concur’s interest in Cleartrip was $84.5 million at closing, which exceeded our cost basis of $67.8 million. The resulting non-cash pre-tax gain of $16.7 million is included in gain (loss) from equity investments, net in our consolidated statements of operations for 2014. Our previously recorded equity method and cost method investments in Cleartrip were derecognized from the balance sheet. Since the date of the step acquisition, the financial results of Cleartrip were included within our consolidated financial statements.
The assets acquired and liabilities assumed were recognized at their acquisition-date fair values. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations, which are subject to change as we obtain additional information for our estimates during the respective measurement period. Based on the preliminary purchase price allocation of the Cleartrip acquisition, we recorded $34.6 million of acquired intangible assets with useful lives of three to 15 years, $112.0 million of goodwill, and $3.0 million of net tangible assets. The areas of the preliminary estimates that were not yet finalized primarily related to certain identifiable intangible assets and certain tax liabilities. The goodwill recorded in connection with this business combination is primarily related to the synergies to be achieved that are unique to our business. The goodwill balance is not deductible for tax purposes.
The fair value of our previously held equity interest and the noncontrolling interest was derived using a combination of two approaches: income approach and market approach. In the income approach, key inputs used were Cleartrip’s operating forecast, revenue growth rates, and risk-commensurate discount rates and costs of capital. The market approach and the income approach included assumptions reflecting management’s estimate of the control premium.
As part of this transaction, noncontrolling interest was recorded, at fair value, in the amount of $65.5 million as of the date of acquisition.
Pro forma results of operations have not been presented because the effect of the Cleartrip acquisition was not significant to the consolidated results of operations for the year ended September 30, 2014.
2013 Business Combinations
During 2013, we completed three acquisitions qualifying as business combinations primarily to expand our products and services offerings. During 2013, we paid $83.8 million for these acquisitions, net of cash acquired. In 2014 an additional $2.6 million of holdback payments were settled. Also included in total consideration transferred for these business acquisitions was contingent consideration of $3.2 million. These acquisitions were not significant individually or in the aggregate. We have included the financial results of these entities in our consolidated financial statements from the date of each respective acquisition.
In allocating the purchase price consideration based upon estimated fair values, we recorded $35.7 million of acquired intangible assets with useful lives of two to 13 years, $45.6 million of goodwill, $1.2 million of net tangible assets, and $7.1 million of deferred tax assets.
The goodwill recorded in connection with these business combinations is primarily related to the synergies to be achieved that are unique to our business. Of the total aggregate amount of goodwill acquired, $12.7 million is deductible for tax purposes.
Pro forma results of operations have not been presented because the effects of the 2013 acquisitions individually or in the aggregate were not significant to the consolidated results of operations for the year ended September 30, 2013.
Note 5. Property and Equipment
As of the dates specified below, our property and equipment consisted of the following:

	September 30,
	2014	2013
Land and building	$7,095	$6,277
Computer hardware	37,584	33,985
Computer software	116,418	89,307
Furniture and equipment	4,533	3,603
Leasehold improvements	16,884	11,830
Property and equipment, gross	182,514	145,002
Less: accumulated depreciation	(77,128)	(62,588)
Property and equipment, net	$105,386	$82,414
Depreciation expense of property and equipment was $39.5 million, $29.5 million, and $23.2 million for 2014, 2013, and 2012, respectively.
Note 6. Investments
Strategic Investments in Private Companies
Our total equity and cost method investment balances recorded as of September 30, 2014 and 2013 were as follows:

	September 30,
	2014	2013
Equity method investments	$4,979	$25,407
Cost method investments	37,222	76,349
Total investments	$42,201	$101,756
In August 2014, we acquired an additional equity interest in Cleartrip, bringing our total ownership interest from 47% to 54%. As we now control Cleartrip, this transaction was accounted for as a step acquisition. Prior to the transaction, we accounted for our investment in Cleartrip under the equity method and cost method of accounting based on whether or not our investments in certain classes of stock met the definition of in-substance common stock. Upon obtaining control in August 2014, we have included the financial results of Cleartrip in our consolidated financial statements from the date of acquisition. Refer to Note 4 of these Notes to Consolidated Financial Statements for further details on the acquisition.
In addition, during 2014, we sold our equity interest in Buuteeq, Inc. As a result, we recorded a cost method investment related gain of $14.6 million.
We review both equity method and cost method investments periodically for impairment. During 2014, we determined there was a decline in the fair value of a cost method investment which was other-than-temporary. Accordingly, we recorded an impairment charge of $15.1 million that is included in gain (loss) from equity investments, net in our consolidated statements of operations. There were no impairment charges during 2013 and 2012.
We estimate the fair value of our investments only if there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of our investments. The fair value of investments is considered impracticable to estimate as sufficient information is not readily available to us on a recurring basis.
Equity Method Investments
We hold an equity method investment in the preferred stock of privately-held Yapta, Inc. (“Yapta”), a leading provider of fare tracking services. As of September 30, 2014, our equity interest in the outstanding stock of Yapta was 47%. As our investment meets the definition of in-substance common stock, we account for our total investment in Yapta under the equity method. The difference between the carrying amount of our investment and the underlying equity in net assets of Yapta as of September 30, 2014 was $4.5 million, which was identified as intangible assets and goodwill. Intangible assets are amortized over their estimated useful lives of five to ten years.
Summarized Financial Information of Equity Method Investees
The following is the aggregated summarized financial information of our equity method investees, which includes summarized results of operations information for 2014, 2013, and 2012 and summarized balance sheet information as of

September 30, 2014 and 2013:

	Year Ended September 30,
Operating results	2014	2013	2012
Net revenue	$28,336	$30,202	$26,594
Gross margin	17,532	18,035	15,392
Net loss	(7,696)	(15,549)	(16,544)

	September 30,
Balance sheet	2014	2013
Current assets	$1,560	$23,701
Current liabilities	454	22,045
Non-current assets	82	9,022
Non-current liabilities	172	1,007
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
In August 2014, we purchased an additional 7% ownership interest in Cleartrip, increasing our total ownership to a controlling interest of 54%. This transaction was accounted for as a step acquisition, which required that we re-measure our previously held 47% ownership interest to fair value. Based on the preliminary purchase price allocation for Cleartrip, we recorded $112.0 million of goodwill which is primarily related to the synergies to be achieved that are unique to our business.
The changes in the carrying balance of goodwill were as follows:

Balance as of September 30, 2012	$281,892
2013 acquisitions	40,715
Other adjustments (1)	1,847
Balance as of September 30, 2013	324,454
Cleartrip step acquisition	112,043
Purchase accounting adjustments (2)	4,918
Other adjustments (1)	(2,589)
Balance as of September 30, 2014	$438,826
(1) Largely represents the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. Dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).
(2) During 2013, we completed three acquisitions for total consideration of $83.8 million. We finalized our purchase price allocation in 2014. Goodwill increased by $4.9 million as a result of the finalization of purchase price allocation.
Note 8. Intangible Assets
During the fourth quarter of 2014, we acquired an additional equity interest in Cleartrip resulting in a step acquisition. In performing the preliminary purchase price allocation based on estimated fair values, we recorded a total amount of $34.6 million of acquired intangible assets with useful lives ranging from three to 15 years.
The following table presents the components of our intangible assets as of the dates specified below:

	September 30, 2014			September 30, 2013
Description	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$21,123	$(1,924)	$19,199	$3,886	$(1,368)	$2,518
Technology	49,294	(27,760)	21,534	45,694	(22,427)	23,267
Customer relationships	142,576	(58,930)	83,646	141,586	(44,074)	97,512
Supplier relationships	10,644	(327)	10,317	—	—	—
Total	$223,637	$(88,941)	$134,696	$191,166	$(67,869)	$123,297
The related amortization expense reflected in our consolidated statements of operations for 2014, 2013, and 2012 was $22.8 million, $18.8 million, and $18.2 million, respectively.
The following table presents the estimated future amortization expense related to intangible assets held at September 30, 2014:

Year Ended September 30,	Amortization of Intangible Assets
2015	$25,946
2016	23,592
2017	22,005
2018	19,544
2019	13,612
Thereafter	29,997
Total	$134,696
Note 9. Customer Funding Liabilities
We draw funds from and make payments on behalf of our customers for employee expense reimbursements, related corporate credit card payments, and vendor payments. We hold these funds in cash and record our obligation to make these expense reimbursements and payments on behalf of our customers as customer funding liabilities.
Note 10. Debt
Convertible Senior Notes
The following table presents our outstanding debt:

	September 30, 2014				September 30, 2013
	Principal	Unamortized Discount	Note Issuance Costs	Carrying Value	Principal	Unamortized Discount	Notes Issuance Costs	Carrying Value
2015 Notes	$287,500	(7,270)	(758)	$279,472	$287,500	$(19,898)	$(2,176)	$265,426
2018 Notes	488,750	(78,076)	(8,284)	402,390	488,750	(96,660)	(10,283)	381,807
Total	$776,250	$(85,346)	$(9,042)	$681,862	$776,250	$(116,558)	$(12,459)	$647,233
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
Our common stock price exceeded 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the quarter ended June 30, 2014. Accordingly, the 2015 Notes were convertible at the holders’ option for the quarter ended September 30, 2014. The 2015 Notes were classified as a current liability on the consolidated balance sheets as of June 30, 2014. As of September 30, 2014, none of the 2015 Notes have been repurchased or converted.
For at least 20 trading days during the 30 consecutive trading day period ended September 30, 2014, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the 2015 Notes are convertible at the holders’ option for the quarter ending December 31, 2014. The 2015 Notes are classified as a current liability on the consolidated balance sheets as of September 30, 2014.
In accounting for the issuance of the 2015 Notes, we separated the 2015 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“2015 Note Discount”) is amortized to interest expense over the term of the 2015 Notes. The remaining term of the 2015 Note is approximately 0.5 years at September 30, 2014. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2015 Notes as a whole.
A portion of the equity component attributable to the conversion feature of the 2015 Notes was classified in temporary equity as of September 30, 2014 and September 30, 2013. The amount classified as temporary equity was equal to the difference between the principal amount and carrying value of the 2015 Notes.
Further, in accounting for the transaction costs related to the issuance of the 2015 Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the 2015 Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital (“2015 Note Issuance Costs”). The carrying amount of the equity component, net of transaction costs, was $48.3 million and $34.3 million at September 30, 2014 and 2013, respectively.
The following table presents the interest expense related to the 2015 Notes for the years ended September 30, 2014, 2013, and 2012:

	Year Ended September 30,
	2014	2013	2012
Contractual interest expense	$7,188	$7,188	$7,188
Amortization of notes issuance costs	1,418	1,412	1,266
Accretion of notes discount	12,628	11,834	10,880
	$21,234	$20,434	$19,334
Effective interest rate of the liability component	7.73%	7.73%	7.73%
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
Based on the closing prices of the Company’s common stock of $126.82 on September 30, 2014, the if-converted value of the 2015 Notes exceeded their principal amount by approximately $409.0 million.
Through the date of filing of this Form 10-K, we have received conversion notices on our 2015 Notes for $41.5 million in aggregate principal balance that we will settle in fiscal year 2015.
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
2015 Warrants
Separately, we entered into warrant transactions, whereby we sold warrants to acquire up to 5.5 million shares of our common stock at a strike price of $73.29 per share (“2015 Warrants”), subject to anti-dilution adjustments. The 2015 Warrants will expire upon the maturity of the 2015 Notes. We received proceeds of $26.1 million from the sale of the 2015 Warrants. If the market value per share of our common stock, as measured under the 2015 Warrants, exceeds the strike price of the 2015 Warrants, the 2015 Warrants will have a dilutive effect on our net income per share. The 2015 Warrants had an anti-dilutive effect on our net loss per share for the years ended September 30, 2014 and 2013.
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

During the three months ended June 30, 2014, none of the above conditions were achieved. Accordingly, the 2018 Notes were not convertible at the holders’ option for the quarter ended September 30, 2014 and were classified as a non-current liability on the consolidated balance sheets as of June 30, 2014. As of September 30, 2014, none of the 2018 Notes have been repurchased or converted.
During the three months ended September 30, 2014, none of the above conditions were achieved. Accordingly, the 2018 Notes are not convertible at the holders’ option for the quarter ending December 31, 2014, and the 2018 Notes are classified as a non-current liability on the consolidated balance sheets as of September 30, 2014.
In accounting for the issuance of the 2018 Notes, we separated the 2018 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“2018 Notes Discount”) is amortized to interest expense over the term of the 2018 Notes. The remaining term of the 2018 Notes is approximately 3.7 years at September 30, 2014. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2018 Notes as a whole. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the issuance of the 2018 Notes, we allocated the total amount incurred to the liability and equity components. Transaction costs allocated to the liability component are being amortized to expense over the term of the 2018 Notes, and transaction costs allocated to the equity component were netted with the equity component in additional paid-in capital (“2018 Notes Issuance Costs”). The carrying amount of the equity component, net of transaction costs, was $99.6 million at September 30, 2014 and 2013.
The following table presents the interest expense related to the 2018 Notes for the years ended September 30, 2014, 2013, and 2012 respectively:

	Year Ended September 30,
	2014	2013	2012
Contractual interest expense	$2,444	$787	$—
Amortization of notes issuance costs	1,999	625	—
Accretion of notes discount	18,584	5,784	—
	$23,027	$7,196	$—
Effective interest rate of the liability component	5.75%	5.75%	—%
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
Based on the closing prices of the Company’s common stock of $126.82 on September 30, 2014, the if-converted value of the 2018 Notes exceeded their principal amount by approximately $102.4 million.
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
2018 Warrants
Separately, we entered into warrant transactions, whereby we sold warrants to acquire up to 4.7 million shares of our common stock at a strike price of $138.48 per share (“2018 Warrants”), subject to anti-dilution adjustments. The 2018 Warrants will expire upon the maturity of the 2018 Notes. We received proceeds of $23.8 million from the sale of the 2018 Warrants. If the market value per share of our common stock, as measured under the 2018 Warrants, exceeds the strike price of the 2018 Warrants, the 2018 Warrants will have a dilutive effect on our net income per share. The 2018 Warrants had an anti-dilutive effect on our net loss per share for the year ended September 30, 2014 and 2013.

Lines of Credit
We have lines of credit with four financial institutions amounting to 650.0 million Indian Rupees (US$10.5 million) with expiration dates of up to one year. These lines of credit require partial collateralization in the form of restricted deposits. As of September 30, 2014, there were $9.8 million of cash borrowings outstanding, leaving $0.7 million of available liquidity under these lines of credit.
Immaterial Correction of Balance Sheet Classification
Certain prior period amounts have been adjusted to correct the prior period classification and conform to the current year presentation. In the accompanying September 30, 2013 balance sheet, $22.1 million has been reclassified from permanent equity to temporary equity. This is also reflected in the consolidated equity statements as Balance as of September 30, 2013 has been adjusted accordingly. Additionally, the Balance as of September 30, 2012 in the consolidated equity statements has been reduced by $35.9 million attributable to temporary equity as of September 30, 2012.
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
The following is a geographical breakdown of consolidated net income (loss) before income tax:

	Year Ended September 30,
	2014	2013	2012
United States	$(31,735)	$14,354	$12,392
Foreign	(50,968)	(36,743)	(16,740)
Total loss before income tax	$(82,703)	$(22,389)	$(4,348)
For 2014, 2013, and 2012, income tax expense consisted of the following:

	Year Ended September 30,
	2014	2013	2012
Current income taxes:
Federal	$11,325	$5,343	$491
State and local	591	646	613
Foreign	3,892	3,297	3,511
Current income tax expense	15,808	9,286	4,615
Deferred income taxes:
Federal	23,478	(3,052)	1,276
State and local	(1,782)	(560)	(513)
Foreign	(1,049)	(2,741)	(2,151)
Deferred income tax expense (benefit)	20,647	(6,353)	(1,388)
Income tax expense	$36,455	$2,933	$3,227
Our effective tax rate reflects the valuation allowance established against our total U.S. deferred tax assets balance, inability of the Company to recognize a tax benefit associated with the losses from our Dutch licensing company, partially offset by income from the revaluation of the contingent consideration which is not subject to income taxes. A reconciliation of our effective income tax rate on income before taxes with the federal statutory rate is as follows:

	Year Ended September 30,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income taxes	1.0	(1.0)	(5.5)
Research and development tax credits	1.0	8.1	11.8
Foreign rate differentials	(27.7)	(62.9)	(151.7)
Change in valuation allowance	(57.1)	1.8	(16.5)
Nondeductible expense	(1.2)	(7.5)	(3.6)
Acquisition-related contingent consideration	1.1	17.3	57.7
Other	3.8	(3.9)	(1.4)
Effective tax rate	(44.1)%	(13.1)%	(74.2)%
Our deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record deferred tax assets for the future tax benefit of net operating losses, share-based compensation, and tax credit carryforwards. Significant components of our deferred tax assets and liabilities as of September 30, 2014 and 2013, are as follows:

	September 30,
	2014	2013
Domestic deferred tax assets:
Net operating loss carryforwards	$15,842	$18,816
Credit carryforwards	2,468	6,290
Deferred revenue	38,958	33,290
Share-based compensation	35,313	27,320
Note hedges	18,713	27,747
Other compensation	8,950	3,110
Unrealized gains/losses	7,073	3,228
Deferred rent	4,502	3,793
Other	3,300	2,574
Total domestic deferred tax assets	135,119	126,168
Less: valuation allowance	(47,097)	(4)
Net domestic deferred tax assets	88,022	126,164

Domestic deferred tax liabilities:
Intangible assets	(8,360)	(9,381)
Property and equipment	(11,644)	(12,154)
Deferred costs	(34,164)	(29,258)
Convertible senior notes	(32,215)	(43,958)
Other	(3,003)	(2,219)
Total domestic deferred tax liabilities	(89,386)	(96,970)
Net domestic deferred tax asset (liability)	$(1,364)	$29,194

	September 30,
	2014	2013
Foreign deferred tax assets:
Net operating loss carryforwards	$24,210	$7,569
Deferred revenue	934	909
Share-based compensation	438	1,884
Compensation	439	554
Other	1,436	844
Total foreign deferred tax assets	27,457	11,760
Less: valuation allowance	(10,761)	(5,845)
Net foreign deferred tax assets	16,696	5,915

Foreign deferred tax liabilities:
Intangible assets	(13,721)	(4,877)
Deferred costs	(53)	(56)
Other	(1,118)	(233)
Total foreign deferred tax liabilities	(14,892)	(5,166)
Net foreign deferred tax asset	$1,804	$749
The deferred tax valuation allowance increased by $62.4 million in 2014, as compared to an increase of $2.6 million for 2013. The increase in the valuation allowance for 2014 was primarily due to the valuation allowance established against our total U.S. deferred tax assets balance.
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. A significant piece of objective negative evidence we evaluated was our cumulative loss incurred over recent years. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As a result, in the second quarter of 2014, we established a valuation allowance against a significant portion of our total U.S. deferred tax assets balance as of December 31, 2013, net of U.S. deferred tax liabilities. This accounting treatment has no effect on our actual ability to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments.
We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period in each of the applicable jurisdictions going forward and the valuation allowance will be adjusted accordingly. To the extent that we are able to generate consistent taxable income within those operations with valuation allowances, we may reduce the valuation allowances, thereby reducing the income tax expense and increasing net income in the period the determination is made.
As of September 30, 2014, we had total federal net operating loss carryforwards in the amount of $229.5 million, which will expire in the years 2020 to 2034. As of September 30, 2014, we had total foreign net operating loss carryforwards in the amount of $84.8 million, most of which can be carried forward subject to various time limits. The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when the tax deduction is realized on the income tax returns. As of September 30, 2014, the excess tax benefits included in net operating loss carryforwards but are not reflected in deferred tax assets are $185.8 million. As of September 30, 2014, we had federal research and development credits in the amount of $12.2 million, which will expire in the years 2017 to 2034.
Our utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382 and similar foreign and state provisions. The annual limitations could result in the expiration of net operating losses before they can be utilized.
A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $5.0 million as of September 30, 2014. We intend to reinvest these earnings for the foreseeable future and if these amounts were distributed to the United States, in the form of dividends or otherwise, we would be subject to additional U.S. income taxes. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $1.9 million as of September 30, 2014.
We conduct business in the Republic of the Philippines, which grants “holidays” from income taxes for four to six year periods. These holidays expire in 2018. Without these tax “holidays,” we would have incurred aggregate income taxes of $0.3 million in 2014 with an immaterial related earnings per share impact.

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
The reconciliation of our tax contingencies is as follows:

	Year Ended September 30,
	2014	2013
Gross tax contingencies — beginning of year	$5,516	$5,115
Gross increases to tax positions in prior periods	519	473
Gross decrease to tax positions in prior periods	—	(141)
Gross increases to current period tax positions	205	477
Gross decrease due to expiration	(120)	(408)
Gross tax contingencies — end of year	$6,120	$5,516
At September 30, 2014 and 2013, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $6.1 million and $5.5 million, respectively. However, recognition of these unrecognized tax benefits would result in additional tax credits and net operating loss carryforwards that would be offset by a corresponding increase in the valuation allowance. We do not anticipate any significant changes to our unrecognized tax benefits within the next 12 months. Consistent with prior periods, we recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. The accrued interest at September 30, 2014 would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended September 30, 2014 and 2013 includes interest expense on unrecognized income tax benefits for current and prior years, which is not significant to our consolidated statements of operations.
We are subject to income taxes in the United States and numerous foreign jurisdictions. In the normal course of business, we are subject to examination by the Internal Revenue Service and various foreign jurisdictions and have different years open which are subject to audit.
Note 12. Contractual Obligations
Our future minimum commitments under non-cancelable contractual obligations are as follows:

Year Ended September 30,	2015 Convertible Senior Notes, including Interest	2018 Convertible Senior Notes, including Interest	Lease Commitments	Purchase Obligations
2015	$294,687	$2,444	$17,442	$7,927
2016	—	2,444	17,824	4,918
2017	—	2,444	15,258	2,393
2018	—	491,193	13,951	200
2019	—	—	13,843	—
Thereafter	—	—	49,561	—
Total	$294,687	$498,525	$127,879	$15,438
Convertible Senior Notes
As of September 30, 2014, investors may require us to repurchase all or a portion of their 2015 Notes at a purchase price in cash equal to the full principle amount of the 2015 Notes plus any accrued and unpaid interest on or after January 15, 2015, or upon the occurrence of certain events including specified corporate events or trading. For at least 20 trading days during the 30 consecutive trading day period ended September 30, 2014, the Company’s common stock price exceeded 130% of the applicable conversion price on each applicable trading day. Accordingly, the 2015 Notes are convertible at the holders’ option for the quarter ending December 31, 2014. The 2015 Notes are classified as a current liability on the consolidated balance sheets as of September 30, 2014. For further information, see Note 10 of these Notes to Consolidated Financial Statements.
As of September 30, 2014, investors may require us to repurchase all or a portion of their 2018 Notes at a purchase price in cash equal to the full principle amount of the 2018 Notes plus any accrued and unpaid interest on or after March 15, 2018, or upon the occurrence of certain events including specified corporate events or trading. As of September 30, 2014, the 2018 Notes are not convertible and are classified as a non-current liability on the consolidated balance sheets.

We have not received any shares under the 2015 Note Hedges or the 2018 Note Hedges and have not delivered cash or shares under the 2015 Warrants or the 2018 Warrants. For further information, see Note 10 of these Notes to Consolidated Financial Statements.
Lines of Credit
We have lines of credit with four financial institutions amounting to 650.0 million Indian Rupees (US$10.5 million) with expiration dates of up to one year. These lines of credit require partial collateralization in the form of restricted deposits. As of September 30, 2014, there were $9.8 million of cash borrowings outstanding, leaving $0.7 million of available liquidity under these lines of credit.
Operating Leases
We lease office space and equipment under non-cancelable operating leases. We lease our current headquarters in Bellevue, Washington under an operating lease that expires on May 21, 2023, with an option to renew the lease for an additional five years. Amounts for both rent and common area maintenance under this lease are included in our contractual obligation in the table above.
We also lease office space in the United States and internationally. We do not include amounts for certain operating expenses under these leases such as common area maintenance.
Capital leases as of September 30, 2014 were immaterial.
Purchase Obligations
We have future minimum purchase obligations under arrangements with third parties that are enforceable and legally binding. Future purchase obligations are related to services to support operations and sales and marketing and are based on contracted commitments.
Note 13. Equity Plans and Share-Based Compensation
Our Equity Plan provides for grants of stock options, restricted stock, stock bonuses, stock appreciation rights, and RSUs. As of September 30, 2014, we had 3.1 million shares of common stock reserved for future grants under our Equity Plan. Based on our Equity Plan design, the 3.1 million shares of common stock equates to approximately 2.1 million RSUs reserved for future grants, which we generally use as long-term employee incentive and retention tools.
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
Under the Equity Plan, we granted certain senior executives performance-based RSUs, whose vesting was contingent upon meeting certain Company-wide performance goals and service conditions (2014 Performance-based RSUs). The number of 2014 Performance-based RSUs was determined based on the achievement of Company-wide goals for 2014. In order to vest, the low end of the predetermined Company-wide goals had to be met. Therefore, participants in the 2014 Performance-based RSUs could have received a range of zero to approximately 0.3 million shares depending on the actual achievement level of performance goals. Based on the actual level of performance achievement through September 30, 2014, the 2014 Performance-based RSU participants received approximately 0.3 million shares.
The following table presents our share-based compensation resulting from equity awards that we recorded in our consolidated statements of operations:

	Year Ended September 30,
	2014	2013	2012
Cost of operations	$16,160	$8,485	$7,489
Sales and marketing	39,326	31,190	27,744
Systems development and programming	13,002	7,062	6,126
General and administrative	21,877	18,365	15,834
Total share-based compensation	$90,365	$65,102	$57,193
During the years 2014, 2013, and 2012, we capitalized $4.7 million, $4.3 million, and $3.4 million, respectively, of share-based compensation expense related to internal-use software development.
We have calculated an additional paid in capital (“APIC”) pool that represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. We include those excess tax benefits in APIC only when they have been realized. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess deficiencies as income tax expense in our consolidated statements of operations. Excess tax benefits or tax deficiencies, to the extent realized, are a factor in the calculation of diluted shares used in computing dilutive income (loss) per share. During 2014, 2013, and 2012, we realized an excess tax benefit in APIC from the exercise of stock options and the vesting of RSUs for $11.9 million, $4.7 million, and $0.8 million, respectively, which we present as financing cash flows with a corresponding reduction in operating cash flows in the consolidated statements of cash flows.
The following table presents our stock option activity for 2014 (in thousands, except weighted average exercise price and weighted average remaining contractual term):

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic value
Outstanding as of September 30, 2013	419	$12.39
Exercised	(214)	11.45
Outstanding as of September 30, 2014	205	13.37	1.23	$23,222
Exercisable as of September 30, 2014	205	$13.37	1.23	$23,222
Total intrinsic value of options exercised for 2014, 2013, and 2012 was $19.9 million, $13.1 million, and $18.5 million, respectively. Net cash proceeds from the exercise of stock options for 2014, 2013, and 2012 were $2.5 million, $2.3 million, and $2.8 million, respectively.
Information regarding the weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable as of September 30, 2014, for selected exercise price ranges, is as follows (in thousands, except weighted average remaining contractual life (in years) and weighted average exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 7.99 - $ 12.46	29	0.85	$11.99	29	$11.99
12.89 - 16.00	176	1.29	13.60	176	13.60
$ 7.99 - $ 16.00	205	1.23	$13.37	205	$13.37
The following table presents a summary of RSU award activity for 2014 (in thousands, except weighted average share value):

	Shares	Weighted Average Share Value
Balance as of September 30, 2013	3,025	$66.38
Granted	1,154	104.81
Vested and released	(1,152)	59.62
Cancelled	(52)	72.09
Balance as of September 30, 2014	2,975	$83.80

We granted 0.3 million, 0.4 million, and 0.9 million shares of performance-based RSUs during the years 2014, 2013, and 2012, respectively. The performance criteria were fully achieved in 2014, 2013, and 2012.
The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. The weighted average grant-date fair value of RSUs granted was $104.81, $87.28, and $55.56 for the years ended September 30, 2014, 2013, and 2012, respectively. The total fair value of RSUs vested during 2014, 2013, and 2012 was $68.7 million, $49.4 million, and $48.4 million, respectively. As of September 30, 2014, we had $137.4 million of total unrecognized share-based compensation, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.3 years.
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
Our financial assets measured at fair value as of September 30, 2014, are summarized below:

	Fair Value Measurement Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market funds	$96,030	$—	$—	$96,030
Time deposits	36,515	—	—	36,515
Commercial paper	—	154,320	—	154,320
Total cash equivalents	132,545	154,320	—	286,865
Short-term investments:
Term deposit (2)	—	11,591	—	11,591
Commercial paper	—	217,739	—	217,739
Certificates of deposit	—	74,630	—	74,630
Other fixed-income securities	—	62,325	—	62,325
Total short-term investments	—	366,285	—	366,285
(1) Included in “cash and cash equivalents” in the consolidated balance sheets as of September 30, 2014, in addition to $216.1 million of cash.
(2) A portion of the term deposits are used to secure lines of credit with various banks, which are used for working capital purposes.
Our financial assets and liabilities measured at fair value as of September 30, 2013, are summarized below:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Money market funds	$9,095	$—	$—	$9,095
Time deposits	41,647	—	—	41,647
Commercial paper	—	146,424	—	146,424
Total cash equivalents	50,742	146,424	—	197,166
Short-term investments:
Commercial paper	—	385,223	—	385,223
Certificates of deposit	—	96,833	—	96,833
Other fixed-income securities	—	49,009	—	49,009
Total short-term investments	—	531,065	—	531,065
Liabilities:
Acquisition-related contingent consideration	$—	$—	$3,182	$3,182
(1) Included in “cash and cash equivalents” in the consolidated balance sheets as of September 30, 2013, in addition to $104.5 million of cash.
Our valuation techniques used to measure the fair values of our financial instruments that were classified as Level 1 in the table above were derived from quoted market prices as active markets for these instruments exist. Our valuation techniques used to measure the fair values of our financial instruments that were classified as Level 2 in the table above were derived from non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments.
As of September 30, 2014 and 2013, we had $366.3 million and $531.1 million of short-term available-for-sale investments whose amortized cost values approximated their fair values, due to the short-term nature of the instruments.
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
Acquisition of TripIt
In 2011, we completed the acquisition of TripIt, Inc. (“TripIt”). As part of the acquisition, we agreed to pay additional consideration to the former shareholders of TripIt. The fair value of the contingent consideration was estimated using the Monte Carlo simulation approach, which utilizes certain inputs that are unobservable in the market. Key inputs include the expected term, risk-free rate, stock price, the volatility of our stock, and the strike price of $100.90. A volatility of 42% was used to calculate the fair value of our contingent consideration as of September 30, 2012. On the Top-Up Payment Date during 2013, the fair value of the contingent consideration was finalized at $11.3 million and we paid such amounts to the former TripIt shareholders during 2013.
The following table presents a reconciliation of TripIt contingent consideration liability measured at fair value using significant unobservable inputs (Level 3):

Balance as of September 30, 2012	22,692
Total gains:
Recorded as revaluation of contingent consideration	(6,694)
Recorded as compensation expense	(4,682)
Contingent consideration paid	(11,316)
Balance as of September 30, 2013	$—
Acquisition of GlobalExpense

In 2011, we completed the acquisition of GlobalExpense Limited (“GlobalExpense”). As part of the purchase price, we agreed to pay additional consideration based on the achievement of certain revenue targets. The fair value of the contingent consideration was estimated by applying a probability-weighted discounted cash flow approach, which utilizes significant inputs that are unobservable in the market. Key assumptions included a weighted probability of achieving certain revenue targets through September 30, 2012 at each reporting period. As of September 30, 2012 the revenue targets had been fully met. The additional GlobalExpense consideration of £2.0 million (US$3.2 million) was finalized in 2012 and paid in 2013.
The following table presents a reconciliation of GlobalExpense contingent consideration liability measured at fair value using significant unobservable inputs (Level 3):

Balance as of September 30, 2012	$3,233
Total gains:
Foreign currency translation	(146)
Contingent consideration paid	(3,087)
Balance as of September 30, 2013	$—
Other Contingent Consideration
As part of the 2013 acquisitions, we agreed to pay additional cash consideration (“other contingent consideration”) of up to $5.5 million to the former shareholders of acquired entities based on the achievement of certain revenue targets. The fair value of the other contingent consideration was estimated by applying a probability-weighted discounted cash flow approach, which utilizes significant inputs that are unobservable in the market. Key assumptions included our assessment of the weighted probability of achieving certain revenue targets at each reporting period. The other contingent consideration was included in acquisition-related liabilities on our consolidated balance sheet as of September 30, 2014.
The following table presents a reconciliation of the contingent consideration based on the preliminary purchase price allocation and measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2014:

Balance as of September 30, 2012	$—
Other contingent consideration issued at business combination	3,049
Total losses:
Recorded as revaluation of other contingent consideration	—
Foreign currency translation	133
Balance as of September 30, 2013	$3,182
Total losses (gains):
Recorded as revaluation of other contingent consideration	(2,622)
Foreign currency translation	40
Reclassification to acquisition-related liabilities	(600)
Balance as of September 30, 2014	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During 2014, we recorded an impairment loss on a cost method investment in a privately-held company. We determined there was a decline in the fair value that was other-than-temporary and engaged a third party valuation specialist to perform a valuation of the investment. To derive the fair value of our investment, a combination of the income approach and the market approach were utilized. Key inputs used under the income approach included future operating results of the investee, growth rate, and discount rate. The fair value of this cost method investment represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable.
The carrying amount of the investment was adjusted to fair value and an impairment loss of $15.1 million was recognized in our consolidated statements of operations. In 2013 and 2012, fair value adjustments made to assets required to be measured at fair value on a nonrecurring basis were immaterial.
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

	September 30, 2014		September 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
2015 Notes	$279,472	$696,828	$265,426	$610,219
2018 Notes	402,390	637,819	381,807	590,777
Note 15. Stock Repurchase Program
Our Board of Directors previously authorized a stock repurchase of up to 12.0 million shares under a stock repurchase program that expires in January 2015. As of September 30, 2014, we remained authorized to repurchase up to 7.1 million shares under this program out of the authorized 12.0 million.
We repurchased the following shares of common stock under the above-described repurchase program (in thousands, except weighted average purchase price):

Year Ended September 30,	Shares Repurchased	Weighted Average Purchase Price	Total Amount
2014	10	$88.46	$925
2013	9	73.72	651
2012	28	46.78	1,301
Note 16. Geographic Data
We operate in and report on one segment, which is integrated travel and expense management solutions. We do not operate any material separate lines of business or separate business entities.
As of September 30, 2014 and 2013, long-lived assets located outside the United States were immaterial. Revenue from customers outside the United States represented 17%, 15%, and 15% of total revenue for 2014, 2013, and 2012, respectively.
The following table presents our revenue by geographic region:

	Year Ended September 30,
	2014	2013	2012
United States	$584,387	$461,841	$372,993
Europe and Middle East	79,927	58,713	49,963
Other	38,274	25,246	16,870
Total revenue	$702,588	$545,800	$439,826
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
Although the outcomes of legal proceedings are inherently difficult to predict, we do not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our business, financial position, results of operations or cash flows, except as discussed below.

Five stockholder class action complaints have been filed in connection with the Merger, two in the Court of Chancery of the State of Delaware (“Delaware Chancery Court”) (collectively, “Delaware Complaints”) and three in the Superior Court of the State of Washington, King County (collectively, “Washington Complaints”). The Delaware Complaints have since been consolidated in the action entitled In re Concur Technologies, Inc. Stockholder Litigation, Delaware Court of Chancery, C.A. No. 10167-CB (“Delaware Class Action”). The Washington Complaints have now been consolidated in the action entitled In re Concur Technologies, Inc. Shareholder Litigation, Superior Court of Washington, King County, Case No. 14-2-26630-8 (“Washington Class Action, and together with the Delaware Class Action, “Actions”). Each of the Actions challenges the proposed sale of Concur to SAP as a putative class action filed on behalf of our stockholders and names Concur, our directors, SAP and Merger Sub as defendants.
The Actions allege that by agreeing to sell Concur to SAP pursuant to the Merger Agreement, our directors breached their fiduciary duties by, among other things, allegedly failing to maximize stockholder value in connection with such sale, agreeing to deal protection devices that allegedly preclude competing offers from emerging, allegedly putting their personal interests ahead of those of Concur’s stockholders, allegedly unfairly depriving our stockholders of the true value inherent in Concur, allegedly failing to disclose all material information regarding the Merger, allegedly failing to maximize stockholder value in connection with such sale, and allegedly ignoring or not protecting against the conflicts of interest of our directors. The Actions also allege that Concur, SAP and Merger Sub aided and abetted these alleged breaches of fiduciary duties.
The plaintiffs in the Actions seek, among other things, class action status, an injunction preventing the completion of the Merger, a declaration that the Merger is in breach of the fiduciary duties of the defendants and therefore the Merger Agreement is unlawful and unenforceable, an award of damages to the plaintiffs if the Merger is consummated prior to the final judgment, disclosure of all material information about the Merger, an order requiring a new process to evaluate our value and maximize strategic alternatives, an accounting from the defendants for all profits and any special benefits they may have obtained as a result of their alleged unlawful conduct, pre- and post-judgment interest, an imposition of a constructive trust in favor of the plaintiffs and members of the class upon any benefits improperly received by the defendants, an injunction against any material transactions or changes in our business and assets until a new process is conducted to evaluate our strategic alternatives, an injunction rescinding the Merger Agreement, an injunction against the consummation of the Merger, and the payment of attorneys’ fees and expenses.
On November 10, 2014, we entered into a memorandum of understanding (“Memorandum of Understanding”) with the plaintiffs in the Actions, regarding the settlement of these Actions. Concur believes that no further supplemental disclosure is required under applicable law; however, to avoid the risk of the putative stockholder class actions delaying or adversely affecting the Merger and to minimize the expense of defending the Actions, Concur has agreed, pursuant to the terms of the proposed settlement, to make certain Supplemental Disclosures (as defined in the Memorandum of Understanding) related to the Merger, which Concur made in its Additional Proxy Materials filed with the SEC on November 10, 2014. The Memorandum of Understanding contemplates that the parties to the Actions will enter into a stipulation of settlement to resolve the claims asserted in the Actions. The stipulation of settlement will be subject to customary conditions, including certification of the putative class for settlement purposes and court approval following notice to our stockholders. In the event that the parties to the Actions enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Chancery Court will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the Delaware Chancery Court, it is anticipated that it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith and the fiduciary or other obligations of any of the defendants in the Actions. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Chancery Court will approve the settlement even if the parties were to enter into such stipulation. In the event that the parties do not ultimately enter into a stipulation of settlement or it is not ultimately approved by the Delaware Chancery Court, the proposed settlement as contemplated by the Memorandum of Understanding may be terminated.
Note 18. Retirement Plans
The Company offers various defined contribution plans covering eligible employees in the United States and foreign locations. The total expense associated with the contribution plans during 2014, 2013, and 2012 was $5.2 million, $3.5 million, and $2.4 million, respectively.
Note 19. Quarterly Financial Results (Unaudited)
Our summarized unaudited quarterly financial results for 2014, 2013, and 2012 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014
Revenue	$163,078	$169,522	$178,365	$191,623	$702,588
Operating income (loss)	(19,077)	(13,402)	(4,428)	(14,119)	(51,026)
Net income (loss) attributable to Concur	(24,220)	(55,981)	(32)	(38,062)	(118,295)
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(0.43)	$(0.99)	$—	$(0.67)	$(2.09)
Diluted	(0.43)	(0.99)	—	(0.67)	(2.09)
2013
Revenue	$122,798	$127,370	$138,710	$156,922	$545,800
Operating income (loss)	(8,272)	(2,653)	13,800	3,521	6,396
Net income (loss) attributable to Concur	(12,032)	(7,645)	2,815	(7,532)	(24,394)
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(0.22)	$(0.14)	$0.05	$(0.13)	$(0.44)
Diluted	(0.22)	(0.14)	0.05	(0.13)	(0.44)
2012
Revenue	$100,384	$108,394	$113,167	$117,881	$439,826
Operating income (loss)	4,653	6,134	3,541	2,171	16,499
Net income (loss) attributable to Concur	(868)	(4,838)	6,906	(8,206)	(7,006)
Net income (loss) per share attributable to Concur common stockholders:
Basic	$(0.02)	$(0.09)	$0.13	$(0.15)	$(0.13)
Diluted	(0.02)	(0.09)	0.12	(0.15)	(0.13)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Grant Thornton, LLP has audited our internal control over financial reporting as of September 30, 2014; their report is included in Item 8 of this report.
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
Directors
Our Class I Directors (term to expire in 2015)

Jeffrey T. Seely
Jeffrey T. Seely, age 60, has been a director of Concur since 2005. From 2008 until August 2010, he served as Director and Chief Executive Officer of Recruiting.com Inc. (formerly known as Jobster, Inc.), a provider of on-line corporate recruiting software. From 1998 to 2007, he served as the President and Chief Executive Officer of ShareBuilder Corporation, an on-line brokerage company, and from 2002 to 2007 he served as the Chairman of the Board of Directors of that company. Mr. Seely is a member of our Audit Committee and Nominating and Corporate Governance Committee. The specific attributes that qualify Mr. Seely to serve and that led to the conclusion that Mr. Seely should serve as a member of our Board of Directors include his experience as an entrepreneur and chief executive, and his knowledge of on-line businesses.

S. Steven Singh
S. Steven Singh, age 53, has served as Concur’s Chief Executive Officer since 1996 and as a director since 1993, including service as Chairman of the Board of Directors since 1999. Prior to joining Concur, Mr. Singh was General Manager of the Contact Management Division at Symantec Corporation, an international technology firm focused on protecting information and computer systems. Mr. Singh serves on the board of directors of Castlight Health, Inc. In addition, Mr. Singh serves as a director at the Washington Roundtable, Chairman of the GBTA Foundation, a director of the W Fund, and a member of the Advisory Board for the Foster School of Business at the University of Washington. S. Steven Singh and Rajeev Singh are brothers. The specific attributes that qualify Mr. Singh to serve and that led to the conclusion that Mr. Singh should serve as a member of our Board of Directors include his perspective as one of our founders and as a large stockholder, his experience as our Chief Executive Officer for many years, his extensive knowledge of the expense management and corporate travel management industries, and his related operational expertise, historic knowledge and familiarity with Concur’s evolution and development.

Randall H. Talbot
Randall H. Talbot, age 61, has been a director of Concur since 2008. Since January 2011, Mr. Talbot has been Managing Director of Talbot Financial LLC, an investment advisory firm. Mr. Talbot served as director, Chief Executive Officer and President of Symetra Financial Corporation from 2004 to June 2010. Mr. Talbot joined the former parent of Symetra Financial Corporation, Safeco Corporation, in 1998, and from 1998 to 2004 he served as President of Safeco Life Insurance Company. Mr. Talbot serves on the board of directors of Washington Federal, Inc., a bank holding company. Mr. Talbot is our Lead Independent Director and a member of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The specific attributes that qualify Mr. Talbot to serve and that led to the conclusion that Mr. Talbot should serve as a member of our Board of Directors include his experience as Chief Executive Officer of a large financial institution, and related strategic and operational expertise.

Our Class II Directors (term to expire in 2016)

Gordon Eubanks
Gordon Eubanks, age 68, has been a director of Concur since 2005. Mr. Eubanks, a private investor, serves on the boards of directors of SilverSky, and PeopleAdmin, Inc., which are all private software companies. From October 2006 to November 2006, Mr. Eubanks served as acting Chief Executive Officer, and, from 2006 to May 2009 served as a director, of Asempra Technologies, a private software company sold in May 2009. From 2005 to 2006, Mr. Eubanks served as Chairman of the Board of Preventsys, an enterprise security software company, which was sold in 2006. Since 2006, Mr. Eubanks has been managing personal investments and working as an advisor to a number of companies. From 1999 to 2005, Mr. Eubanks served as President and Chief Executive Officer of Oblix, Inc., a provider of enterprise identity management solutions that was acquired by Oracle in 2005. From 1984 to 1999, Mr. Eubanks served as President and Chief Executive Officer of Symantec Corporation. Mr. Eubanks is a member of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The specific attributes that qualify Mr. Eubanks to serve and that led to the conclusion that Mr. Eubanks should serve as a member of our Board of Directors include his extensive experience as an entrepreneur and chief executive officer of a large public company, his knowledge of the technology industry generally, and related strategic and governance expertise.

Our Class III Directors (term to expire in 2017)

Edward P. Gilligan
Edward P. Gilligan, age 55, has been a director of Concur since 2008. Mr. Gilligan has been President of American Express Company since April 2013 and Vice Chairman from 2007. He also serves as head of its global consumer, small business and network businesses since October 2009. From 2007 to 2009, he was head of the American Express Global Business-to-Business Group. From 2005 to 2007, he was Group President, American Express International & Global Corporate Services. Prior to that, he had been Group President, Global Corporate Services since 2000 and Group President, Global Corporate Services & International Payments at American Express International & Global Corporate Services, since 2003. Mr. Gilligan serves on our Board of Directors pursuant to the terms of a Securities Purchase Agreement between Concur and American Express Travel Related Services Company, Inc., a wholly owned subsidiary of American Express Company. Under this agreement, American Express may nominate one person, initially Edward P. Gilligan, to serve on our Board of Directors so long as American Express owns at least 10% of Concur’s outstanding shares of common stock and satisfies other conditions. Pursuant to American Express Company policy, Mr. Gilligan has waived any compensation he would otherwise be entitled to receive from Concur for his service as a member of our Board of Directors. Mr. Gilligan also served on the board of directors of Zipcar, Inc., from May 2012 through March 2013. The specific attributes that qualify Mr. Gilligan to serve and that led to the conclusion that Mr. Gilligan should serve as a member of our Board of Directors include his experience in senior management roles at a large financial services company, his familiarity with the travel and charge card industries, and the perspective he brings as a representative of our largest stockholder.

Jeffrey T. McCabe
Jeffrey T. McCabe, age 58, has been a director of Concur since 2005. Since 2007, and from 2004 to 2005, Mr. McCabe engaged in a wide range of entrepreneurial activities, including strategic consulting for businesses developing new products and services. From 2005 to 2007, he served as Chief Executive Officer of Tri-Pen TravelMaster Technologies, LLC, a provider of technology solutions for the travel industry. From 1994 to 2004, he served in various executive positions at American Express, including Senior Vice President and General Manager for the United States and Canadian large-market commercial card business. Prior to that, Mr. McCabe held executive positions at Labinal S.A. and General Motors, where he worked in Europe and Asia with a focus on developing new business relationships. Mr. McCabe is a member of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The specific attributes that qualify Mr. McCabe to serve and that led to the conclusion that Mr. McCabe should serve as a member of our Board of Directors include his experience in senior management at travel and charge card companies, his strategic consulting experience, and his knowledge of the travel industry.

Rajeev Singh
Rajeev Singh, age 46, has been a director of Concur since 2008. Mr. Singh co-founded Concur in 1993, became Chief Operating Officer in 2002, and President in 2005. He earlier served in various roles at Concur, including the Executive Vice President of Sales, Marketing & Services. Prior to joining Concur, Mr. Singh held positions at Ford Motor Company and General Motors Corporation. Rajeev Singh and S. Steven Singh are brothers. The specific attributes that qualify Mr. Singh to serve and that led to the conclusion that Mr. Singh should serve as a member of our Board of Directors include the experience he brings as one of our founders and our Chief Operating Officer for many years, his extensive knowledge of the expense management and corporate travel management industries, and related familiarity with the operations of Concur.

Executive Officers
The following individuals are our executive officers (information for S. Steven Singh, our Chief Executive Officer, and Rajeev Singh, our Chief Operating Officer can be found above):

S. Steven Singh, Chief Executive Officer and Chairman of the Board
S. Steven Singh, age 53, has served as Concur’s Chief Executive Officer since 1996 and as a director since 1993, including service as Chairman of the Board of Directors since 1999. Prior to joining Concur, Mr. Singh was General Manager of the Contact Management Division at Symantec Corporation, an international technology firm focused on protecting information and computer systems. Mr. Singh serves on the board of directors of Castlight Health, Inc. In addition, Mr. Singh serves as a director at the Washington Roundtable, Chairman of the GBTA Foundation, a director of the W Fund, and a member of the Advisory Board for the Foster School of Business at the University of Washington. S. Steven Singh and Rajeev Singh are brothers.

Rajeev Singh, President and Chief Operating Officer
Rajeev Singh, age 46, has been a director of Concur since 2008. Mr. Singh founded Concur in 1993, became Chief Operating Officer in 2002, and became President in 2005. He earlier served in various roles at Concur, including the Executive Vice President of Sales, Marketing & Services. Prior to joining Concur, Mr. Singh held positions at Ford Motor Company and General Motors Corporation. Rajeev Singh and S. Steven Singh are brothers.

Francis J. Pelzer V, Chief Financial Officer
Mr. Pelzer, age 44, joined Concur in May 2010 as its Chief Financial Officer. Prior to joining Concur, Mr. Pelzer served as a Director and Vice President in the Software Investment Banking group at Deutsche Bank, Vice President with Credit Suisse First Boston and a management consultant with Kurt Salmon Associates.

Mark Nelson, Chief Technology Officer
Mr. Nelson, age 45, joined Concur in December 2013 as our Chief Technology Officer. Before joining Concur, Mr. Nelson spent over 16 years working at Oracle where his last position was as Vice President and Architect responsible for cloud infrastructure. Prior to that, Mr. Nelson had served in a number of roles including running development for the Exalogic Engineered System for Middleware as well as running platform architecture for Oracle’s Fusion Middleware product. Mr Nelson was involved in Oracle’s merger and acquisition activities ranging from executive sponsorship to due diligence activities. Mr. Nelson also helped found Oracle’s Portland, Oregon development office. Prior to Oracle, Mr. Nelson held engineering positions at Informix Software (subsequently acquired by IBM) working on distributed database systems and AT&T Network Systems working on Enhanced 9-1-1 software.

John Torrey, Executive Vice President, Corporate Strategy
Mr. Torrey, age 42, joined Concur in October 2007 and serves as Executive Vice President of Corporate Strategy. Prior to joining Concur, he was an equity research analyst at Adams Harkness, Credit Suisse First Boston Technology Group, and Montgomery & Co., where he was also Director of Research. Mr. Torrey began his career at PricewaterhouseCoopers LLP, where he was a senior manager in the firm’s national office and corporate and operations strategy consultant.

Robert Cavanaugh, Executive Vice President and General Manager, Global Enterprise Business Unit
Mr. Cavanaugh, age 45, joined Concur in 1999 and has served in various roles since that time, including: Executive Vice President and General Manager, Global Enterprise Business Units; Executive Vice President and General Manager, North America; Executive Vice President, Client Development; Executive Vice President, Business Development; Vice President of Business Development; and Senior Director, Consulting Services. Mr. Cavanaugh was appointed Executive Vice President and General Manager, Americas and Global Accounts, in November 2012. Prior to joining Concur, Mr. Cavanaugh held consulting and implementation management positions at Seeker Software and Ceridian Corporation. Mr. Cavanaugh served as an officer in the United States Army Reserve from 1991 to 2000.

Elena A. Donio, Executive Vice President and General Manager, Global Small and Mid-Size Business Unit
Ms. Donio, age 44, joined Concur in 1998 and has served in various roles since that time, including: Executive Vice President and General Manager, Global Small & Mid-Size Business Unit; Executive Vice President of Emerging Business; Vice President of Marketing; and Vice President of Product Management. Ms. Donio was appointed Executive Vice President and General Manager, Global Small and Mid-Size Business Unit in November 2012. Prior to joining Concur, Ms. Donio was a Senior Manager in Deloitte Consulting’s SAP practice.

Audit Committee
Concur has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Seely, Eubanks, McCabe, and Talbot are the members of the Audit Committee. Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under applicable SEC rules and NASDAQ listing standards. The Board has determined that Mr. Seely is an “audit committee financial expert” as defined by the rules of the SEC. The report of the Audit Committee is provided below under “Audit and Audit-related Matters.”
Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers, and employees of Concur, as required by applicable securities laws and the rules of the SEC and NASDAQ listing standards. A copy of the Code of Business Conduct and Ethics is posted on our website at www.concur.com/en-us/about/corporate-ethics.
Section 16(a) Beneficial Ownership and Reporting Compliance
Concur’s directors and officers, and any persons who own more than 10% of Concur’s common stock, are required under Section 16(a) of the Securities Exchange Act of 1934, as amended to file initial reports of ownership and reports of changes in ownership with the SEC (“Section 16(a) filings”). Specific due dates have been established by the SEC, and Concur is required to disclose in this report any failure to file by those dates. Based solely upon its review of the copies of such reports for fiscal 2014 as furnished to Concur and written representations from Concur’s directors and officers, Concur believes that all directors, officers, and greater-than-10% beneficial owners have made all required Section 16(a) filings on a timely basis for such fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION
Director Compensation
Only Board members who are not Concur employees are separately compensated for serving as members of the Board. Accordingly, Steve Singh and Rajeev Singh are not separately compensated for serving as members of the Board. In addition, Mr. Gilligan has waived all compensation for serving as a Board member, consistent with the policy of The American Express Company. Currently, annual director compensation for our non-employee directors consists of cash and an award of restricted stock units, as follows:

Position	Annual Cash Payment	Annual Grant of Restricted Stock Units
All Non-employee Directors (1)	$60,000	A number of restricted stock units having a value of $215,000 at time of grant (2)
Lead Independent Director	Additional $20,000	—
Chairman of the Audit Committee	Additional $25,000	—
Member of the Audit Committee	Additional $12,500	—
Chairman of the Compensation Committee	Additional $15,000	—
Member of the Compensation Committee	Additional $7,500	—
Chairman of the Nominating and Corporate Governance Committee	Additional $10,000	—
Member of the Nominating and Corporate Governance Committee	Additional $5,000	—
(1) Mr. Gilligan has waived all compensation for serving as a Board member, consistent with The American Express Company internal policy.
(2) Based on the average of the closing sale prices of Concur common stock as quoted on The NASDAQ Stock Market for the 30 consecutive trading days ending with the trading day that is one trading day prior to the grant date.

The cash and restricted stock units are awarded on March 15 of each year for service during the preceding 12 months. Restricted stock units are awarded to outside directors under our 2007 Equity Incentive Plan, and fully vest on the first anniversary of the grant date. All directors are reimbursed for reasonable travel expenses incurred to attend Board and committee meetings.
The following table shows the compensation earned in fiscal 2014 by the non-employee members of our Board. Steve Singh’s and Rajeev Singh’s compensation is detailed below in the “Executive Compensation” section of this report.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2)($)	Total ($)
Randall H. Talbot	105,000	190,264	295,264
Jeffrey T. Seely	90,000	190,264	280,264
Gordon Eubanks	92,500	190,264	282,764
Jeffrey T. McCabe	90,000	190,264	280,264
Edward P. Gilligan (3)	—	—	—
(1) Represents the grant date fair value of equity awards calculated in accordance with ASC Topic 718, Stock Compensation. Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note 13 of the Notes to Consolidated Financial Statements. In fiscal 2014, each non-employee director other than Mr. Gilligan was awarded a restricted stock unit covering 1,798 shares, which will settle in full on the close of the Merger.

(2) As of September 30, 2014, the equity holdings of our non-employee members of our Board were as follows:
Name	Common Stock	Options	RSUs
Randall H. Talbot	17,131	—	2,923
Jeffrey T. Seely	8,230	40,000	2,873
Gordon Eubanks	21,182	20,000	2,848
Jeffrey T. McCabe	19,207	—	2,773
Edward P. Gilligan	—	—	—
(3) Pursuant to The American Express Company internal policy, Mr. Gilligan has waived any compensation he is entitled to receive from Concur for his service as a member of our Board.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) provides information about fiscal 2014 compensation for our Chief Executive Officer (“CEO”), our Chief Financial Officer, and our next three most highly-compensated executive officers. These individuals, who we refer to collectively as our “named executive officers” or “NEOs”, are:

•	S. Steven Singh, Chief Executive Officer and Chairman of the Board;

•	Francis J. Pelzer V, Chief Financial Officer;

•	Rajeev Singh, President and Chief Operating Officer;

•	Elena Donio, Executive Vice President and General Manager, Global Small & Mid-Size Business Unit; and

•	Robert Cavanaugh, Executive Vice President and General Manager, Global Enterprise Business Unit.
In this CD&A we describe our executive compensation program, and how our Board of Directors (“Board”) and its Compensation Committee (“Compensation Committee”) arrived at the specific compensation decisions for our NEOs. We refer to certain non-GAAP financial measures, which are reconciled to the most directly comparable financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) in Appendix A .
Response to Say-on-Pay Votes
In recent years we have modified our executive compensation programs in significant ways better align the interests of our NEOs with the interests of our stockholders, including:

•	Adoption of stock ownership guidelines for our CEO, executive officers, and members of the Board;

•	Adoption of no-hedging and no-pledging policies for our CEO, executive officers, and members of the Board;

•	Adoption of an executive officer compensation recovery, or “clawback”, policy; and

•	Engaged an independent national compensation consulting firm to advise us on our executive compensation arrangements.
The Compensation Committee considered the result of the 2014 stockholder advisory vote on executive compensation arrangements as part of its general oversight of our executive compensation arrangements. A substantial majority (81%) of stockholders approved the executive compensation arrangements described in our proxy statement for the 2014 Annual Meeting. The Compensation Committee considered this to represent general support for its executive compensation philosophy and programs.
Key Elements of Our Executive Compensation Program for Fiscal 2014
We believe the key elements of our fiscal 2014 executive compensation program align the interests of our NEOs with our long-term strategic direction and the interests of stockholders, and help reduce the possibility of our NEOs making business decisions that could promote short-term results or individual compensation at the expense of long-term value.

•	Executive Base Salary: Fiscal 2014 base salaries for the majority of our NEOs were held unchanged from fiscal 2013 levels, including a nominal salary for our CEO.

•
Reduced Emphasis on Short-Term Cash Incentives: In fiscal 2014, our CEO and our Chief Operating Officer (“COO”) were both ineligible to receive cash bonuses, and the target bonus opportunities for our other NEOs were reduced, reflecting our greater emphasis on executive compensation, particularly for our most senior executive leadership, that consists primarily of performance-based equity awards that the vesting of which first requires a specific performance target to be hit, then requires vesting over time. In fiscal 2014 the performance metric for our cash incentive program was non-GAAP pre-tax earnings per share, which the Compensation Committee believed was a broad-based corporate objective that appropriately aligned incentives of executives and objectives of stockholders.

•
Equity Incentive Awards Linked to Economic Value Added: The performance measure for our restricted stock unit awards for fiscal 2014 was annualized economic value added, a measure based on new and incremental revenue contracted for or recognized in a year. The Compensation Committee believed it was appropriate to utilize a metric for long-term equity incentive awards that was different than the metric used for short-term cash incentive awards, and that the measure utilized should be a leading indicator of our potential future financial performance. These performance-based equity awards were the only form of incentive compensation granted to our CEO and COO.

•
CEO Total Compensation Approximates Median of Peer Group: The target total compensation of our Chief Executive Officer was roughly in line with the median total target compensation level of chief executives in our 2014 peer group, and for our CEO consisted solely of performance-based equity awards.

•	Stock Ownership Guidelines: We have instituted stock ownership guidelines for our CEO and other executive officers, and for members of the Board.

•	No-Hedging/Pledging Policies: We have instituted no-hedging and no-pledging policies for our CEO and other executive officers, and for members of the Board.

•
Clawback Policy: We have adopted a n executive officer compensation recovery, or “clawback”, enabling us to recover incentive-based cash compensation under certain circumstances in the event of a financial restatement.

Compensation-Setting Process
Compensation Philosophy and Design
We operate in a dynamic and competitive business environment, with frequent technological advances, evolving market requirements and newly-emerging competitors. To thrive in this environment, we must continue to enhance our cloud computing business model, develop new services and technologies, identify and implement effective new business strategies, and capitalize on emerging business opportunities. Success in these endeavors requires that we have a highly talented and seasoned leadership team, and that we successfully compete with many other technology companies in seeking to attract and retain that skilled management team.
To meet this challenge, our compensation philosophy is to attract, retain, and motivate talented individuals through compensation packages that focus on long-term value creation and achievement of our financial and strategic objectives. We have designed our compensation policies based on the following principles:

•
Competitiveness: We set all components of compensation in light of competitive practices. We compare our practices and compensation levels to those of appropriate peer companies, without using rigid percentile targets, in order to make better-informed decisions in attracting, retaining and motivating top executive talent in a competitive environment.

•	Pay for Performance: We tie both the cash incentive and equity incentive components of our executive compensation to measures of overall performance by Concur.

•
Alignment to Stockholders’ Interests: We structure performance-based compensation, and emphasize equity-based compensation, to align more closely the interests of our NEOs with the interests of our stockholders. In particular, we reward strong performance in selected financial metrics that we believe will lead to creation of long-term stockholder value. 100% of our CEO’s fiscal 2014 compensation was performance based and, as a whole, 93% of our NEOs fiscal 2014 target compensation was performance-based, with both cash incentives and equity incentive arrangements designed to reward executives when Concur achieves objectives that we believe increase long-term stockholder value.

•
Enhanced retention: Our equity incentive awards, which account for the majority of NEO total compensation, are subject to multi-year vesting in addition to performance vesting, which is designed to encourage our talented executives to stay with us for the long term and links the actual value of those awards over time to stockholder returns.

Elements of Compensation
Our executive compensation program has three primary components:

•	Base salary;

•	Performance-based cash bonuses; and

•	Performance-based equity awards, which are also subject to time-based vesting.
For fiscal 2014, our CEO’s target pay mix consisted of 100% performance-based equity compensation and our other NEOs’ target pay mix was as follows: 5% performance-based cash bonus; 10% salary and the remaining 85% performance-based restricted stock units (“RSU”).
We utilize these compensation elements because:

•	They are consistent with executive compensation programs among our peer group companies and allow us to compete effectively for highly-qualified talent;

•	Each element supports achievement of one or more of our compensation objectives; and

•	These elements have been effective over time.
Our NEOs participate in our employee benefit plans on the same basis as all other employees. These plans include medical, dental, vision and group life insurance, an employee assistance program, short-term and long-term disability insurance, accidental death and disability insurance, and our 401(k) plan. We have no separate or enhanced benefit programs for our executives.
Role of the Compensation Committee
The Compensation Committee oversees our executive officer compensation program. It designs, approves and recommends to the Board, for approval by the independent members of the Board, all compensation of our executive officers, including the form and amount of salary, bonus, and equity-based compensation. It also oversees the administration of our cash-based and equity-based incentive plans, and addresses other compensation matters as the Board may direct from time to time.
In determining the form and amount of salary, bonus, and equity compensation for our NEOs, the Compensation Committee reviews compensation data for comparable companies and assesses the historical performance and prospects of those companies relative to Concur’s performance and prospects. Although the Compensation Committee typically receives and reviews competitive positioning data in the course of its annual compensation review, this data only provides reference points for the Compensation Committee’s decision-making. The Compensation Committee also receives input from our CEO on the appropriate level and form of compensation for our Section 16 officers. Ultimately, the Compensation Committee applies its own business judgment and experience to determine the compensation elements and amounts for our executives, including the NEOs. Depending upon Company and individual performance, the total compensation of our executives, including the NEOs, as well as individual compensation elements, may be within, below, or above the range for their positions among comparable companies.
The Compensation Committee’s charter allows it to delegate to one or more committee members, and to our CEO, the authority to determine compensation of employees who are not executive officers. It also permits the Compensation Committee to engage a compensation consultant.
Role of our Chief Executive Officer
Our CEO provides general guidance to the Compensation Committee with respect to compensation for executives who report to him, including the other NEOs, and reviews their performance at least annually, and sometimes more often. Our CEO considers relevant factors in his review, including each NEO’s performance and accomplishments during the year, areas of strength and areas for development, and our overall corporate and financial performance. The Compensation Committee takes our CEO’s general guidance into consideration when approving executive compensation. Our CEO generally attends meetings of the Compensation Committee; however, the Compensation Committee’s consideration and determination of CEO compensation occurs without CEO attendance or participation.
Role of Compensation Consultant
The Compensation Committee has engaged Compensia, Inc. (“Compensia”) to act as its independent compensation consultant and to review and analyze our executive compensation program. In measuring the effectiveness of the executive compensation arrangements in supporting our business strategy and its reasonableness as compared to the compensation practices of our peer group companies, Compensia advised the Compensation Committee on the following:

•	Peer group assessment methodology;

•	Trends and regulatory developments for executive compensation;

•
The size and structure of the cash components of our executive compensation program (i.e., base salary, target cash bonus levels, and performance measures) relative to our peer group and the broader technology company market;

•	The cost and potential dilution to our stockholders of equity incentives relative to our peer group;

•	Risk mitigation; and

•	Disclosure about our executive compensation.
In the course of fulfilling these responsibilities, representatives of Compensia attended Compensation Committee meetings and met with management from time to time to gather relevant information. While the Compensation Committee takes the input of Compensia into consideration, all of the Compensation Committee’s executive compensation decisions, including the specific amounts paid to our executive officers, are made through the exercise of the Compensation Committee’s own judgment and may reflect factors and considerations other than the information and recommendations provided by Compensia. The Compensation Committee may replace Compensia or hire additional advisors at any time.
Compensia reports directly to the Compensation Committee and does not provide services to Concur’s management. The Compensation Committee has assessed the independence of Compensia pursuant to SEC rules and concluded that the firm’s work does not raise any conflict of interest that prevents them from providing independent advisory services to the committee.
Competitive Positioning
In fiscal 2014, the Compensation Committee reviewed the compensation data from a peer group consisting of 19 companies that were selected based on their similarity to Concur in terms of financial metrics, industry, growth rate and market position. The Compensation Committee determined that it was appropriate to revise our list of peer group companies for fiscal 2014 to take into account our improved financial position, growth trajectory and peer company acquisitions.
Accordingly, in connection with its executive compensation review for fiscal 2014, which took place during September and October 2013, our independent compensation consultant provided an analysis of our fiscal 2013 peer group. In updating the composition of our peer group for fiscal 2014, the Compensation Committee considered, among other things, companies that were similar to us in terms of one or more of the following factors:

•	Primary focus on software, especially software-as-a-service;

•	Revenue between approximately $241 million and $1,427 million, which represented multiples of our revenue in the range of approximately 0.5 times to 2.8 times;

•
Market capitalization between approximately $2,726 million and $27.2 billion, which represented multiples of our market capitalization in a range between approximately 0.45 times to 4.5 times (a broader range than the range of revenue multiples to reflect the impact of market volatility); and

•	Annual or three-year CAGR revenue growth greater than 10%.
Using these criteria and with the assistance of our independent compensation consultant, the Compensation Committee agreed upon a peer group of 19 publicly-traded companies in the Internet software and services, application software, systems software, and broader technology sectors to represent peer group companies to review in connection with our fiscal 2014 executive compensation decisions (“2014 Peer Group”), as follows:

ANSYS	ServiceNow
Athenahealth	SolarWinds
CommVault Systems	Splunk
Fortinent	SS&C Technologies Holdings
Guidewire Software	The Ultimate Software Group
Informatica	TIBCO Software
LinkedIn	TripAdvisor
NetSuite	Verisign
Palo Alto Networks	Workday
Rackspace Hosting

Fiscal 2014 Compensation Program and Decisions
For fiscal 2014, the Compensation Committee assessed our executive compensation arrangements in light of data provided by the Compensation Committee’s independent compensation consultant, which included publicly available information and executive compensation analysis of our 2014 Peer Group pay levels. Based on this assessment, the Compensation Committee and Board approved our fiscal 2014 compensation arrangements for our NEOs.
In evaluating the range of possible outcomes against key performance metrics, the Compensation Committee determined that it was appropriate to link the compensation for our NEOs to the performance against those key metrics to determine executive compensation for fiscal 2014. The Compensation Committee determined that linking the elements of compensation to specific performance objectives would align the interests of our executive officers to the interests of our shareholders and afford the company a strong set of retention tools and the opportunity to provide competitive compensation in a highly competitive market for technology talent. The Compensation Committee determined that it was appropriate to set a range of compensation outcomes that could be below, at or above plan depending upon performance. The high proportion of total compensation for our NEOs represented by performance-based bonuses and performance-based equity awards, both of which were “at risk”, meant that our executives could earn below market compensation for performance below threshold target levels set by our Compensation Committee, market competitive compensation for performance at target levels, and above market compensation for performance well above our target levels.
With the exception of a nominal base salary, the compensation for our CEO was 100% weighted toward achieving corporate goals that are expected to drive long-term value for our company. The Compensation Committee focused CEO compensation on performance-based equity awards because it believed doing so most appropriately linked his compensation to long-term stockholder interests. The Compensation Committee also determined that our CEO’s current level of stock ownership and time-vesting equity awards were sufficient retention incentives in the event the equity award performance condition was not achieved.
Base Salaries
We use base salaries to compensate our NEOs for their basic service as senior members of our management team, regardless of stockholder returns or our performance relative to our financial objectives. Salaries also serve an important retention function.
In fiscal 2014 we maintained our CEO’s base salary at the nominal amount of $1 per year, and determined he would not be eligible to receive cash incentive awards. This reflected the Compensation Committee’s and Board’s determination that neither base salary nor cash incentives were significant compensation elements for our CEO at this time, and eliminating these compensatory elements for him was consistent with aligning CEO compensation with overall Company performance.
In determining appropriate fiscal 2014 base salaries for NEOs other than our CEO, the Compensation Committee and Board considered peer company information, our executives’ base salaries for fiscal 2013, recommendations from our CEO, considerations of internal equity, and subjective assessments of position, experience, responsibilities and performance. The Compensation Committee and Board believe that based salaries for our executives are reasonably adequate for retention purposes, and that at this stage of Concur’s development it is appropriate to emphasize incentive-based executive compensation that rewards Concur’s growth and long-term success. As a result, only one of our NEOs received a base pay increase in fiscal 2014.
Fiscal 2014 base salaries for our NEOs were as follows:

Named Executive Officer	Fiscal 2014 Base Salary ($)
S. Steven Singh	1
Francis J. Pelzer V	350,000
Rajeev Singh	450,000
Elena Donio	360,000
Robert Cavanaugh	360,000
Performance-based Cash Incentives
Our cash incentives for executives are performance-based, intended to motivate them to achieve corporate goals that we expect to increase long-term stockholder value. In fiscal 2014, our CEO and our COO were both ineligible to receive cash bonuses, and the target bonus opportunities for our other NEOs were reduced, reflecting our greater emphasis on executive compensation, particularly for our most senior executive leadership, that consists primarily of performance-based equity awards, that once earned vest over time.

In fiscal 2014, the Compensation Committee and the Board selected fiscal 2014 non-GAAP pre-tax earnings per share as the metric that would determine bonuses under the Corporate Bonus Plan, based on recommendations from the CEO and in consultation with the Compensation Committee’s independent compensation consultant. The Compensation Committee believed this was a broad-based corporate objective that appropriately aligned incentives for executives with objectives of stockholders. The Compensation Committee and the Board believed that incentives of this nature foster teamwork among senior management and throughout the Company. The Compensation Committee and the Board also believed that better-than-expected performance on this metric was likely to result in increased stockholder value.
NEOs were only eligible to receive bonuses under the Corporate Bonus Plan if we achieved results for fiscal 2014, measured as non-GAAP pre-tax earnings per share, that were equal to or greater than the threshold performance. The threshold, target, and maximum bonuses that NEOs could earn under the Corporate Bonus Plan in fiscal 2014 were as follows:

Named Executive Officer	Threshold Cash Bonus Opportunity ($)	Target Cash Bonus Opportunity ($)	Maximum Cash Bonus Opportunity ($)
S. Steven Singh (1)	—	—	—
Francis J. Pelzer V	43,750	175,000	262,500
Rajeev Singh (1)	—	—	—
Elena Donio	45,000	180,000	270,000
Robert Cavanaugh	45,000	180,000	270,000
(1) Not eligible to participate in fiscal 2014 Corporate Bonus Plan
The threshold bonus amounts would be earned if Concur’s non-GAAP pre-tax earnings per share was $0.74; target bonus amounts would be earned at $0.93 per share, and maximum bonuses would be earned at $1.12 per share. For performance between these levels, payments would be adjusted in proportion to performance. For results below the threshold performance level, no bonuses would be paid, and for results better than the maximum level, no additional bonus would be paid. The Compensation Committee has the authority to exercise negative discretion to reduce the final payments to executives under this program.
In determining the target bonus opportunities for our NEOs, the Compensation Committee and the Board considered the position, experience, responsibilities, other compensation, and performance of each NEO, his previous target bonus, the Company’s performance and performance trajectory, and recommendations by our CEO. The Compensation Committee and the Board also reviewed the comparable company data for annual cash incentives (target and actual) for our 2014 Peer Group, and considered internal pay equity among NEOs. The Compensation Committee and Board reduced the cash incentive element of our executive compensation arrangements for fiscal 2014 as part of its increased emphasis on performance-based equity awards and to promote longer-term thinking and better alignment with the interests of stockholders.
Ultimately we achieved non-GAAP pre-tax earnings per share of $0.93 per share, which was more than the target performance level but less than the maximum performance level under the Corporate Bonus Plan.
Performance-based Equity Incentives
Our equity incentives are performance-based, intended primarily to motivate our NEOs to pursue strategies that increase long-term stockholder value, and secondarily to help retain executives. In fiscal 2014, these incentives took the form of performance-based restricted stock units (“Performance RSUs”), and were granted under our stockholder-approved 2007 Equity Incentive Plan. Our emphasis on performance-based equity awards is consistent with our practices over the past several years, reflecting the determination of the Compensation Committee and Board that performance-based equity awards are an appropriate way to link executive compensation to long-term stockholder interests in business growth and stock price appreciation.
Our Performance RSUs, once earned, are also subject to time-based vesting upon the satisfaction of the performance vesting condition, which the Compensation Committee and the Board believe encourages retention of executive leadership. The time-based vesting is generally over a period of four years from the time of grant.
In determining the appropriate nature and magnitude of equity awards for our NEOs, the Compensation Committee and the Board considered comparable company equity compensation practices, including equity dilution measures such as annual burn rate and compensation expense and total equity overhang levels. In addition, the Compensation Committee reviewed equity awards in terms of value and percentage of outstanding shares for comparable executive positions among the peer group companies.

While the Compensation Committee reviewed the realized and realizable value of prior equity awards, it determined target annual equity awards for our NEOs primarily with reference to the annual long-term incentive practices of our 2014 Peer Group. The Compensation Committee believes that equity awards create strong incentives to foster future stockholder returns, and making those awards on a regular annual basis promotes retention and reduces the risk that larger more irregular awards could have a significant disincentive effects.
We selected Performance RSUs as the primary form of equity award for executives in order to link executive officer compensation directly to the value of our common stock, to encourage increasing stockholder value over the long term, and to promote executive officer retention. As noted above, our Performance RSU awards are subject to both performance-based vesting and time-based vesting. We believe this closely links executive incentives with the interests of stockholders and encourages executive retention. If the performance target, which is set of the Compensation Committee and the Board at the beginning of the fiscal year, is achieved, the Performance RSU award is subject to time-based vesting (generally in four equal annual installments on the anniversary of the grant date). On each such vesting date, the executive receives shares, net of tax withholding.
For fiscal 2014, Performance RSUs were awarded to our NEOs as follows (value based on $97.52 per share, which was the 30-day average closing price of Concur stock at December 11, 2013):

Named Executive Officer	Threshold RSU Opportunity	Target RSU Opportunity	Maximum RSU Opportunity
S. Steven Singh	9,613	38,454	76,907
Francis J. Pelzer V	2,051	8,203	26,661
Rajeev Singh	7,050	28,199	60,500
Elena Donio	2,564	10,254	28,712
Robert Cavanaugh	2,564	10,254	28,712
The threshold Performance RSU awards set forth above would be earned if our annualized economic value added grew 10% or more over the previous year; target awards would be earned at growth of 25% over the previous year, and maximum awards would be earned at 37% growth over the previous year. For performance between levels, the number of shares covered by the Performance RSUs would be adjusted in proportion to performance. For results below the threshold performance level, no Performance RSUs would be awarded. For results above the maximum level, no additional Performance RSUs would be awarded.
The Compensation Committee and the Board believe that the more senior an executive, the more his or her compensation should be “at-risk” - meaning that the executive will not realize value unless a performance goal is achieved. We believe this approach is appropriate because our executive officers have the greatest influence on our performance, with our CEO having the greatest influence. The Compensation Committee determined that both our CEO and our Chief Operating Officer should not participate in our cash-based incentive plan, and should participate in our equity-based incentive arrangement at higher values, because of their responsibility for the long-term overall leadership of Concur. In determining the magnitude of Performance RSU awards for our NEOs, the Compensation Committee and the Board considered the position, experience, responsibilities, other compensation, and performance of each NEO, the Company’s performance and performance trajectory, internal pay equity, and recommendations by our CEO. The Compensation Committee and the Board also considered the current value of our common stock, stock dilution, outstanding equity awards that were vested and unvested, and reviewed the comparable company data for equity awards for our 2014 Peer Group.
The Compensation Committee and Board have determined that actual annualized economic value added for fiscal 2014 was in excess of 37%. As a result, the threshold performance criterion was satisfied, and the number of shares awarded to each of our NEOs for fiscal 2014, subject to time-based vesting over four years from the date of grant, was as follows:

Named Executive Officer	Actual Fiscal 2014 Performance RSU Award
S. Steven Singh	76,907
Francis J. Pelzer V	26,661
Rajeev Singh	60,500
Elena Donio	28,712
Robert Cavanaugh	28,712
Equity Award Procedures

All equity awards for NEOs and other executive officers are approved by the Compensation Committee and the independent members of our Board. The Compensation Committee and the Board have delegated to the CEO the authority to make equity awards to employees who are not executive officers, within certain limitations on aggregate grants and specific award terms. Stock options approved by the Compensation Committee and the Board are required to be granted not earlier than the date of approval, and at an exercise price not less than the fair market value of our common stock on the date of grant. Except in the case of a promoted or new executive officer, equity awards to executive officers are typically approved annually when annual grants are made to other key employees.
Other Compensation Policies and Information
Executive Benefits and Perquisites
Our NEOs are eligible for the same benefits that are made available to our other U.S.-based full-time employees, including our 401(k) plan, employee stock purchase plan, health care plan, life insurance plans, and other welfare benefit programs.
During fiscal 2014, we did not provide any other perquisites or benefits to our NEOs.
Post-employment Compensation
Other than acceleration of vesting of equity awards, we have no severance arrangements or “change-in-control” agreements with our NEOs that would entitle them to cash severance benefits or payments in the event of a change-in-control of the Company, such as a tender offer or merger resulting in us being acquired by another company.
Stock Ownership Guidelines
The Board adopted guidelines in December 2012, which require that our CEO, certain other executive officers, and members of our Board own shares of our common stock to further align their interests with those of our stockholders. These guidelines require that each executive and director must directly own common stock having a market or intrinsic value (i.e., paper gain for vested, unexercised stock options), whichever is higher, equal to:

•	For our CEO, three times his or her annual base salary (based on median base salary of peer group chief executives if our CEO has no or nominal base salary);

•	For all other executive officers, one times his or her annual base salary; and

•	For each non-employee director, three times his or her annual cash retainer (guidelines do not apply to uncompensated non-employee directors).
Individuals subject to these guidelines are required to achieve the relevant ownership threshold within five years following adoption of the guidelines or five years after commencing service, when service begins after the guidelines are adopted. The Compensation Committee will review compliance with these guidelines on an annual basis.
These stock ownership guidelines were established after taking into consideration the Compensation Committee’s review of ways to enhance risk mitigation and market practices of other technology companies with stock ownership guidelines for executive officers and directors.
Derivatives Trading, Anti-hedging and No Pledging Policy
We have a policy that prohibits our executive officers, directors and other members of management from engaging in short sales, transactions in put or call options, hedging and pledging transactions or other inherently speculative transactions with respect to our stock. We adopted this policy as a matter of good corporate governance, and because prohibiting such transactions for executives, the compensatory value of equity awards on both the upside and the downside remains strong.
Executive Compensation Recovery (“Clawback”) Policy

The Board has adopted an executive compensation recovery, or “clawback,” policy requiring the reimbursement of excess incentive-based cash compensation provided to the Company’s executive officers in the event of certain restatements of the Company’s financial statements. The policy allows the Company to clawback incentive-based cash compensation from executive officers who were actually involved in the fraud or misconduct that triggered the accounting restatement to the extent that the cash compensation was in excess of what would have been paid under the accounting restatement. This policy is applicable to all incentive-based cash compensation paid after implementation of the policy, and it covers the three-year period preceding the date on which the Company is required to prepare the accounting restatement. For executive officers not eligible for incentive-based cash compensation, the policy is implemented with reference to median non-equity incentive compensation for comparable executives at appropriate peer companies. This policy will be amended to comply with the final regulations under the Dodd-Frank Wall Street Reform Act when they are adopted by the SEC.
Deductibility of Executive Compensation
Section 162(m) generally limits to $1,000,000 the amount of compensation for certain highly compensated officers that we may deduct for federal income tax purposes in any single year. The Compensation Committee and Board determined not to limit our executive compensation to amounts that are deductible under Section 162(m). However, in fiscal 2014, the Compensation Committee granted annual cash-based incentive awards and performance-based RSUs that were intended to qualify as “performance-based compensation” within the meaning of Section 162(m) and therefore exempt from the deduction limit.
Compensation Risk Assessment
In fiscal 2014, the Compensation Committee and management considered whether our compensation programs for employees created incentives for employees to take excessive or unreasonable risks that could materially harm the Company. The Compensation Committee believes that our compensation plans are typical for companies in our industry and that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee is, or at any time was, an officer or employee of Concur or any of its subsidiaries, and none had any related-person transaction or relationship with Concur. None of our executive officers serves or has served on the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee during fiscal 2014.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this report with Concur’s management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in this report.
Compensation Committee
Gordon Eubanks
Jeffrey T. McCabe
Randall H. Talbot
Fiscal 2014 Compensation Tables
Summary Compensation Table

The following table lists the annual compensation for our CEO, our Chief Financial Officer, and the next three most-highly compensated persons serving as executive officers as of September 30, 2014.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
S. Steven Singh, Chief Executive Officer and Chairman of the Board of Directors	2014	1	7,822,980	—	—	7,822,981
	2013	1	7,484,187	—	—	7,484,188
	2012	208,333 (3)	7,958,250	N/A	354	8,166,937
Francis J. Pelzer V, Chief Financial Officer	2014	350,000	2,711,957	—	622	3,062,579
	2013	350,000	2,459,078	—	288	2,809,366
	2012	350,000	2,652,750	401,250	354	3,404,354
Rajeev Singh, President and Chief Operating Officer	2014	450,000	6,154,060	—	783	6,604,843
	2013	450,000	5,933,928	—	288	6,384,216
	2012	450,000	5,305,500	615,250	354	6,371,104
Elena Donio Executive Vice President and General Manager, Global Small & Mid-Size Business Unit	2014	360,000	2,920,585	—	252	3,280,837
	2013	350,000	2,352,194	—	288	2,702,482
	2012	350,000	2,063,250	—	354	2,413,604
Robert Cavanaugh, Executive Vice President and General Manager, Global Enterprise Unit	2014	360,000	2,920,585	—	783	3,281,368
	2013	360,000	2,352,194	—	288	2,712,482
	2012	360,000	2,358,000	283,550	354	3,001,904
(1) Represents the aggregate grant date fair value of equity awards calculated in accordance with ASC Topic 718, Stock Compensation. Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note 13 of the Notes to Consolidated Financial Statements.

(2) Reflects life insurance and accidental death and disability premiums paid by Concur.
(3) Reflects reduction of CEO annual base salary to $1.00 effective February 2012.
Grants of Plan-Based Awards During Fiscal Year
The following table shows all plan-based cash and equity awards granted to our NEOs during fiscal 2014. The restricted stock unit awards are also reported in the “Outstanding Equity Awards at Fiscal Year-End” table in this report.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (4)
	Threshold ($) (1)	Target ($) (1)	Maximum ($) (1)	Threshold (#) (2)	Target (#) (2)	Maximum (#) (2)	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (3)
S. Steven Singh	—	—	—	9,613	38,454	76,907	—	—	—	7,822,980
Francis J. Pelzer V	43,750	175,000	262,500	2,051	8,203	26,661	—	—	—	2,711,957
Rajeev Singh	—	—	—	7,050	28,199	60,500	—	—	—	6,154,060
Elena Donio	45,000	180,000	270,000	2,564	10,254	28,712	—	—	—	2,920,585
Robert Cavanaugh	45,000	180,000	270,000	2,564	10,254	28,712	—	—	—	2,920,585
(1) The amounts in these columns reflect amounts payable pursuant to our fiscal company-wide bonus plan. For a description of our company-wide bonus plan as it pertains to the NEOs, see the “Compensation Discussion and Analysis” section above.

(2) The amounts in this column reflect restricted stock units granted during fiscal 2014. For a description of our restricted stock unit awards pertaining to the NEOs, see the “Compensation Discussion and Analysis” section above. There are no threshold, target, or maximum amounts for these restricted stock unit grants, which vest in accordance with a performance target based on non-GAAP pre-tax earnings per share and a time-based vesting schedule if the performance-based target is achieved.

(3) The amounts in this column represent the grant date fair value, computed in accordance with ASC Topic 718, of each restricted stock unit award granted to the NEO in fiscal 2014.
(4) These restricted stock unit awards vest as follows: vesting of the shares granted are contingent upon our achievement of at least 10% growth during the period from October 1, 2013 through September 30, 2014 (taking into consideration adjustments as approved by the Board) and, upon satisfaction of such contingency, the shares granted will vest 25% on January 15, 2015 and vest 25% annually thereafter on each January 15 over the next three years thereafter, subject to acceleration for a change of control.

Outstanding Equity Awards at Fiscal Year-End
The following table shows all outstanding equity awards held by our NEOs at the end of fiscal 2014. The RSU awards granted in fiscal 2014 and their respective grant dates and vesting periods are also reported in the “Grants of Plan-Based Awards During Fiscal Year” table in this section.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (1)($)
S. Steven Singh	—	—	—	—	239,914	30,425,893
Francis J. Pelzer V	—	—	—	—	86,476	10,966,886
Rajeev Singh	7,498	—	11.20	01/21/2015	190,163	24,116,472
	59,430	—	12.89	12/29/2015	—	—
Elena Donio	—	—	—	—	79,840	10,125,309
Robert Cavanaugh	—	—	—	—	83,340	10,569,179
(1) Amounts shown are based on the closing price per share of Concur’s common stock on September 30, 2014, which was $126.82.
Option Exercises and Stock Vested During Fiscal Year
The following table shows all stock options that were exercised and RSUs that settled (on a net basis), and the aggregate value that was realized on those exercises or settlements, for each of the NEOs during fiscal 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting(2) (#)	Value Realized on Vesting (3) ($)
S. Steven Singh	—	—	57,975	6,041,277
Francis J. Pelzer V	—	—	24,723	2,481,276
Rajeev Singh	44,339	2,602,115	78,221	8,129,729
Elena Donio	—	—	22,705	2,324,441
Robert Cavanaugh	—	—	19,787	2,059,240
(1) Based on the market price on the day of exercise less the option exercise price payable per share.
(2) The amount acquired reflects the number of restricted stock units that vested on the vesting date, net of tax withholding.
(3) Based on the market price on the vesting date.
No Severance or Change-in-Control Payments
We have no severance agreements or “change-in-control” agreements with our NEOs that would entitle them to payments in the event of their termination of employment with Concur or a change in control of Concur, such as a tender offer or merger resulting in Concur being acquired by another company.
Our grants of restricted stock units to NEOs, and generally for all other employees, provide that all covered unvested shares automatically become vested in the event of a change-in-control of Concur. The Compensation Committee and Board determined to include such vesting provisions to encourage our NEOs and other employees to remain with Concur with minimal distraction over how a change-in-control might affect them personally.
The table below presents estimated payments and benefits that would have been provided to each of our NEOs assuming their respective terminations as of September 30, 2014. In addition to the benefits described in the table below, upon termination of employment, the NEOs may also be eligible for other benefits that are generally available to all salaried employees, such as life insurance, long-term disability, and 401(k) benefits.

	S. Steven Singh	Francis J. Pelzer V	Rajeev Singh	Elena Donio	Robert Cavanaugh
Termination after Change of Control:
Severance	—	—	—	—	—
Acceleration of unvested RSUs as of September 30, 2014 (1)	30,425,893	10,966,886	24,116,472	10,125,309	10,569,179
Acceleration of unvested options as of September 30, 2014 (1)	—	—	—	—	—
Total	30,425,893	10,966,886	24,116,742	10,125,309	10,569,179
Voluntary Retirement:	—	—	—	—	—
Involuntary Termination:	—	—	—	—	—
(1) Represents acceleration of vesting triggered by a termination event after a change of control, based on $126.82 per share, which was the closing price per share of our common stock on September 30, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF EXECUTIVE OFFICERS AND CERTAIN BENEFICIAL OWNERS
The following table sets forth information with respect to the beneficial ownership of our common stock as of October 31, 2014 for:

•	each beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and each of our directors; and

•	all of our executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by footnote, to our knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares of Concur common stock shown as beneficially owned by them, subject to applicable community property laws. Securities that may be acquired within 60 days of October 31, 2014, including shares subject to stock options that may be exercised, and restricted stock units that may vest, are deemed to be beneficially owned by the person or entity holding such securities for the purpose of computing beneficial ownership, but are not treated as outstanding for the purpose of computing the ownership of any other person or entity. The information as to beneficial ownership presented in the table below does not take into account any accelerated vesting that may occur in connection with the closing of the merger. The applicable percentages of beneficial ownership are based on 57,089,511 shares of common stock outstanding as of October 31, 2014.
Unless otherwise indicated, the address of each of the individuals named below is: c/o Concur Technologies, Inc., 601 108th Avenue NE, Suite 1000, Bellevue, WA 98004.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Directors and Executive Officers
S. Steven Singh (1)	1,011,134	1.8%
Rajeev Singh (2)	259,060	*
Gordon Eubanks (3)	41,182	*
Jeffrey T. Seely (4)	48,230	*
Jeffrey T. McCabe	19,207	*
Robert N. Cavanaugh	37,652	*
Randall H. Talbot	17,131	*
Francis J. Pelzer V	36,479	*
John T. Torrey	17,511	*
Edward P. Gilligan (5)	—	*
Elena Donio	27,046	*
All current directors and executive officers as a group (11 persons) (6):	1,514,632	2.7%
5% Stockholders:
American Express Travel Related Services Company, Inc. (7)	7,420,000	13.0%
Entities affiliates with FMR LLC (8)	4,437,867	7.8%
Entities affiliated with Wellington Management Company, LLP (9)	3,504,421	6.1%
Entities affiliated with Artisan Partners Limited Partnership (10)	3,305,674	5.8%

*	Less than 1%
(1)	Includes 371,500 shares owned indirectly, as Managing Director of the Singh Family Trust LLC, to which Mr. Singh disclaims all beneficial ownership.
(2)	Includes 66,928 shares subject to stock options and 248 shares owned by Jill Singh, Mr. Singh’s wife.
(3)	Includes 20,000 shares subject to stock options.
(4)	Includes 40,000 shares subject to stock options.
(5)	Edward P. Gilligan waived compensation, including the receipt of Concur common stock, pursuant to American Express Company internal policy.
(6)	Includes 126,928 shares subject to stock options.
(7)	Based on information contained in Form 4 filed September 23, 2014 by American Express; its address is c/o American Express Company, 200 Vesey Street, New York, New York 10285.
(8)
Number of shares beneficially owned based on information contained in the most recent Schedule 13F. The Schedule 13G filed on May 12, 2014 by FMR LLC (“FMR”) and Edward C. Johnson 3d (“Johnson”) reflects that FMR, behalf of its direct and indirect subsidiaries, and Johnson, have sole voting power with respect to 92,858 shares and sole dispositive power with respect to 4,434,389 shares and that shares include (i) 4,052,156 shares beneficially owned by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR and an investment adviser, with respect to which Johnson and FMR, through its control of Fidelity, has sole dispositive power; (ii) 292,853 shares beneficially owned by Fidelity SelectCo, LLC (“SelectCo”), a wholly-owned subsidiary of FMR and an investment adviser, with respect to which Johnson and FMR, through its control of SelectCo, has sole dispositive power; (iii) 45,825 shares beneficially owned by Fidelity Management Trust Company (“Fidelity Trust”), a wholly-owned subsidiary of FMR and a bank, with respect to which Johnson and FMR, through its control of Fidelity Trust, has sole voting and dispositive power; (iv) 46 shares beneficially owned by Strategic Advisors, Inc., a wholly-owned subsidiary of FMR and an investment adviser; (v) 26,319 shares beneficially owned by Pyramis Global Advisors, LLC (“Pyramis”), a wholly-owned subsidiary of FMR and an investment adviser, with respect to which Johnson and FMR, through its control of Pyramis no dispositive power and sole voting power; (vi) 20,458 shares beneficially owned by Pyramis Global Advisors Trust Company (“Pyramis Trust”), a wholly-owned subsidiary of FMR and a bank, with respect to which Johnson and FMR, through its control of Pyramis Trust has no dispositive power and sole voting power. With respect to 292,853 of such shares beneficially owned by SelectCo, members of the family of Johnson, Chairman of FMR, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, to form a controlling group with respect to FMR. Neither FMR nor Johnson, Chairman of FMR, has the sole power to vote or direct the voting of the shares owned directly by the various investment companies to which SelectCo acts as an investment adviser, which power resides with such companies’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by such companies’ Boards of Trustees. FMR’s address is 245 Summer Street, Boston, Massachusetts 02210.

(9)
Number of shares beneficially owned based on information contained in the most recent Schedule 13F. The Schedule 13G filed February 14, 2014 by Wellington Management Company, LLP (“Wellington”) reflects that Wellington, in its capacity as an investment adviser, may be deemed to be the beneficial owner of 3,504,421 shares and has shared voting power with respect to 2,550,858 of such shares and shared dispositive power with respect to all such shares; its address is 280 Congress Street, Boston, Massachusetts 02210.

(10)
Number of shares beneficially owned based on information contained in the most recent Schedule 13F. The Schedule 13G filed March 24, 2014 by Artisan Partners Limited Partnership (“APLP”) reflects that such number includes shares acquired on behalf of discretionary clients of APLP, an investment adviser, and beneficially owned equally by APLP, Artisan Investments GP LLC (“Artisan Investments”), Artisan Partners Holdings LP (“Artisan Holdings”) and Artisan Partners Asset Management Inc. (“Artisan Management”), each of which has shared voting power with respect to 3,059,036 of such shares and shared dispositive power with respect to 3,305,674 of such shares. APLP is the sole limited partner of Artisan Holdings and the sole member of Artisan Investments. Artisan Investments is the general partner of APLP. Artisan Management is the general partner of Artisan Holdings. APLP’s address is 875 East Wisconsin Avenue, Suite 800, Milwaukee, Wisconsin 53202.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table shows certain information concerning our common stock reserved for issuance in connection with our 2007 Equity Incentive Plan and our 2008 Employee Stock Purchase Plan, as of September 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,179,701 (1)	$13.37 (2)	5,329,634
Equity compensation plans not approved by security holders	—	—	—
TOTAL	3,179,701	13.37	5,329,634
(1) This number includes 204,696 stock options outstanding and 2,975,005 RSU, issued under the 2007 Equity Incentive Plan.
(2) The weighted average exercise price relates solely to outstanding stock option shares since shares subject to RSUs have no exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions
The Audit Committee of the Board of Directors is responsible for review, approval, or ratification of “related-person transactions” between Concur or its subsidiaries and related persons. Under SEC rules, a related person is a director, officer, nominee for director, or 5% stockholder of Concur since the beginning of the last fiscal year, and the immediate family members of these persons. Concur has adopted procedures that apply to any transaction or series of transactions in which Concur or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest. Potential transactions involving related persons are reviewed by Concur’s disclosure controls committee. The disclosure controls committee considers whether a transaction may constitute a “related-person transaction” and, if so, any such transaction is forwarded to the Audit Committee for review. The Audit Committee determines whether any such transaction constitutes a “related-person transaction” and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. There were no “related person transactions” identified in fiscal 2014.
Director Independence
The Board determined that each of Messrs. Eubanks, McCabe, Seely, and Talbot is an independent director as defined in NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Auditor’s Services and Fees
For fiscal 2013 and fiscal 2014, Grant Thornton served as Concur’s independent auditor. The following table presents fees for services rendered by Grant Thornton for those fiscal years:

	Fiscal Year Ended September 30,
	2014	2013
Audit Fees	$639,649	$688,402
Audit-Related Fees	428,214	622,848
Tax Fees	51,450	36,750
All Other Fees	—	—
Total	$1,119,313	$1,348,000
“Audit Fees” consist of fees incurred by Grant Thornton for: (i) the audit of Concur’s annual consolidated financial statements included in the Annual Report on Form 10-K and review of consolidated financial statements included in the Quarterly Reports on Form 10-Q; (ii) the audit of Concur’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002; and (iii) services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consist of fees for professional services that are reasonably related to the performance of the audit or review of Concur’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to audit and attest services not required by statute or regulations, due diligence related to mergers, acquisitions and investments, and consultations concerning financial accounting and reporting standards.
“Tax Fees” consist of fees for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, tax return preparation, and tax audits.
All such services rendered by the independent auditor are permissible under applicable laws and regulations, and were pre-approved by the Audit Committee in accordance with the Audit Committee pre-approval policy described below. The Audit Committee has determined that the provision of these services was compatible with maintaining the auditor’s independence.
Audit Committee Pre-approval Policy
All audit and non-audit services to be performed for Concur by its independent auditor must be pre-approved by the Audit Committee, or a designated member of the Audit Committee, to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee has delegated interim pre-approval authority to the Chairman of the Audit Committee. Any interim pre-approval of services is required to be reported to the Audit Committee at the next scheduled Audit Committee meeting. The Audit Committee does not delegate its responsibility to pre-approve services performed by the independent auditor to management.
The engagement terms and fees for annual audit services are subject to the specific pre-approval of the Audit Committee. The Audit Committee will approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other matters. All other audit services not otherwise included in the annual audit services engagement must be specifically pre-approved by the Audit Committee.
Audit-related services are services that are reasonably related to the performance of the audit or review of Concur’s financial statements or traditionally performed by the independent auditor. Examples of audit-related services include employee benefit and compensation plan audits, due diligence related to mergers and acquisitions, attestations by the auditor that are not required by statute or regulation, and consulting on financial accounting/reporting standards. All audit-related services must be specifically pre-approved by the Audit Committee.
The Audit Committee may grant pre-approval of other services that are permissible under applicable laws and regulations and that would not impair the independence of the auditor. All of such permissible services must be specifically pre-approved by the Audit Committee.
Requests or applications for the independent auditor to provide services that require specific approval by the Audit Committee are considered after consultation with management and the auditors. Questions about whether the scope of a proposed service requires specific pre-approval, or is permitted by applicable laws and regulations, are to be referred to the Concur legal department.

Appendix A
CONCUR TECHNOLOGIES, INC.
About Concur's Non-GAAP Financial Measures
This release contains non-GAAP financial measures. The tables above reconcile the non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with GAAP.
Non-GAAP financial measures should not be considered as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Concur's non-GAAP financial measures do not reflect a comprehensive system of accounting and they differ from GAAP measures with similar names and from non-GAAP financial measures with the same or similar names that are used by other companies. We strongly urge investors and potential investors in our securities to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures that are included in this release and our consolidated financial statements, including the notes thereto, and the other financial information contained in our periodic filings with the Securities and Exchange Commission and not to rely on any single financial measure to evaluate our business.
Concur's management believes that its non-GAAP financial measures provide useful information to investors because it allows investors to view the business through the eyes of management. Further, Concur believes that its non-GAAP financial measures provide meaningful supplemental information regarding Concur's operating results because they exclude amounts that Concur excludes as part of its monitoring of operating results and assessing the performance of the business. In addition, Concur believes that its non-GAAP financial measures facilitate the comparison of results for current periods and the business outlook for future periods with results of past periods because the measures provide a special focus on the underlying operating performance of the business relative to expectations.
Concur presents the following non-GAAP financial measures in this release: non-GAAP pretax income, non-GAAP diluted shares, and non-GAAP diluted pretax income per share. Concur excludes the following items as noted from these non-GAAP financial measures:

•
Share-based compensation. Concur's non-GAAP financial measures exclude share-based compensation, which consists of expenses for RSUs. Concur excludes these expenses from its non-GAAP financial measures primarily because they are non-cash expenses that are not considered part of ongoing operating results when assessing the performance of our business. Excluding these amounts improves comparability of the performance of the business across periods.

•
Amortization of intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets such as customer relationships and technology. Concur excludes these items from its non-GAAP financial measures because they are typically static expenses that Concur does not consider part of ongoing operating results when assessing the performance of our business, and Concur believes that doing so facilitates comparisons to its historical operating results and to the results of other companies in our industry, which have their own unique acquisition histories.

•
Acquisition and other related costs. Concur excludes the effects of acquisition and other related costs from its non-GAAP financial measures. Acquisition and other related costs include transaction fees, due diligence costs, travel expenses, and other one-time direct costs associated with strategic activity in which we may deploy capital. Such expenses are incurred in connection with our acquisitions and other strategic investments, which generally would not have otherwise been incurred in the periods presented as a part of our continuing operations. Concur also believes it is useful for investors to understand the effects of these items on our operations.

•
Revaluation of contingent consideration. The authoritative guidance on business combinations requires contingent consideration to be recorded at fair value on the acquisition date. The authoritative guidance also requires that changes in the fair value of the contingent consideration subsequent to the acquisition date be recorded in the consolidated statements of operations. Concur excludes from its non-GAAP financial measures the gains or losses from the fair value re-measurement of the contingent consideration in order to facilitate the comparison of post-acquisition operating results. Concur believes that it is useful for investors to understand the effects of these items on our operations.

•
Contingent consideration (included in compensation expense). Concur's non-GAAP financial measures exclude contingent consideration included in compensation expense which relates to the cash payment to certain TripIt employees whose right to receive such payment is forfeited if they terminate their employment prior to the required service period. The contingent cash payment that these employees are entitled to receive is part of the consideration that all TripIt shareholders received from Concur in exchange for their TripIt shares. As the contingent payment is subject to continued employment, GAAP requires that it be accounted for as compensation expense and such expense is subject to revaluation similar to the above mentioned “revaluation of contingent consideration.” Concur excludes this item from its non-GAAP financial measures primarily because it is a component of the deal consideration and it is not considered part of ongoing operating results when assessing the performance of our business. The exclusion of these expenses facilitates the comparison of post-acquisition operating results.

•
Loss (gain) from equity investments. Concur invests in the equity of privately-held companies accounted for under the cost or equity method of accounting. Upon sale, change in fair value, or impairment of such investments, Concur recognizes a gain or loss on the investment. Additionally, for investments under the equity method, Concur records its proportionate share of investee income or loss, and other adjustments required by the equity method. Concur's non-GAAP financial measures exclude the equity investment gains and losses from GAAP income because they are unrelated to our ongoing operations and are significantly impacted by factors outside our direct control.

•
Accretion of note discount. In accordance with GAAP, interest expense on the convertible senior notes includes the accretion of the note discount, which is a non-cash expense that Concur does not consider part of ongoing operating results when assessing the performance of our business.

•
Income tax expense (benefit). Concur excludes this expense (benefit) from certain non-GAAP financial measures primarily because it is largely a non-cash expense (benefit) that Concur does not consider a meaningful component of our operating results when assessing the performance of our business. The exclusion of this expense (benefit) facilitates the comparison of our business outlooks for future periods with the results from prior periods.

•
Business operations divested or to be divested. Concur has divested certain businesses from prior acquisitions and expects to make additional divestures in the future. As Concur does not expect these business operations to contribute to Concur's ongoing operating results in the future, Concur believes it is useful for investors to understand the effects of these items on our current operating results.

Further, in the calculation of non-GAAP pretax income per share:

•	Non-GAAP pretax income is calculated by excluding the impacts of the non-GAAP adjustments described above.

•
Non-GAAP diluted shares are calculated by including the anti-dilutive impact of options to purchase shares of our own stock, which reduces the potential economic dilution upon conversion of our convertible senior notes. Under GAAP, the anti-dilutive impact of such call options (“Convertible Senior Notes Hedge”) is not reflected in diluted shares. Concur includes the anti-dilutive impact of the Convertible Senior Notes Hedge, if any, in non-GAAP diluted shares because it is useful for investors to understand their economic effects.

•	The dilutive effect of all unvested share-based awards, if any, are included in the calculation of non-GAAP pretax income per share.
Except as noted below, Concur believes that all of the following considerations apply equally to each of the non-GAAP financial measures that we present:

•
Concur's management uses non-GAAP operating income (including the derived non-GAAP operating margin), non-GAAP operating expense, non-GAAP pretax income and non-GAAP diluted pretax income per share in internal reports used by management in monitoring and making decisions regarding Concur's business. For example, these measures are used in monthly financial reports prepared for management, and in quarterly reports to Concur's Board of Directors. Concur also uses non-GAAP pretax diluted income per share as a measure to determine executive cash incentive compensation.

•
Because share-based compensation, amortization of intangible assets, accretion of discount on convertible senior notes and income tax expense (benefit) are largely non-cash in nature, Concur believes that non-GAAP operating income, non-GAAP operating expense, non-GAAP diluted shares, non-GAAP pretax income and non-GAAP diluted pretax income per share provide a more focused view of the operations of its business. In particular, share-based compensation amounts are difficult to forecast because the magnitude of the charges depends upon the volume and timing of RSU grants. Excluding these amounts improves comparability of the performance of the business across periods.

•
The principal limitation of Concur's non-GAAP financial measures is that they exclude significant expenses that are required by GAAP to be recorded. In addition, non-GAAP financial measures are subject to inherent limitations because they reflect the exercise of judgments by management about which charges are excluded from the non-GAAP financial measures.

•
To mitigate this limitation, Concur presents its non-GAAP financial measures in connection with its GAAP results, and recommends that investors do not give undue weight to its non-GAAP financial measures.

	Year Ended September 30,
	2014	2013
Net income (loss) attributable to Concur:
Net loss attributable to Concur	$(118,295)	$(24,394)
Add back:
Share-based compensation	90,365	65,102
Amortization of intangibles	22,802	18,811
Acquisition and other related costs	7,730	5,606
Revaluation of contingent consideration	(2,513)	(6,694)
Contingent consideration (included in compensation expense)	—	(4,682)
Loss (gain) from equity investments, net	(11,216)	2,715
Accretion of notes discount	31,212	17,618
Income tax expense	36,455	2,933
Business operations divested or to be divested	(939)	(694)
Non-GAAP pretax income	$55,601	$76,321
Diluted net income (loss) per share attributable to Concur:
Diluted net loss per share attributable to Concur	$(2.09)	$(0.44)
Add back:
Share-based compensation	1.54	1.14
Amortization of intangibles	0.40	0.33
Acquisition and other related costs	0.14	0.10
Revaluation of contingent consideration	(0.04)	(0.12)
Contingent consideration (included in compensation expense)	—	(0.08)
Loss (gain) from equity investments, net	(0.18)	0.05
Accretion of notes discount	0.55	0.31
Income tax expense	0.63	0.05
Business operations divested or to be divested	(0.02)	(0.01)
Non-GAAP pretax diluted income per share	$0.93	$1.33
Shares used in calculation of GAAP and non-GAAP income (loss) per share:
GAAP basic shares	56,637	55,631
GAAP diluted shares	56,637	55,631
Adjustment for warrants associated with convertible senior notes	1,494	313
Adjustment for share-based equity awards	1,487	1,638
Non-GAAP diluted shares	59,618	57,582

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1. Financial Statements
Financial Statements of Concur Technologies, Inc.
Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm	42
Consolidated Statements of Operations for the years ended September 30, 2014, 2013, and 2012	44
Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2014, 2013, and 2012	45
Consolidated Balance Sheets as of September 30, 2014 and 2013	46
Consolidated Equity Statements for the years ended September 30, 2014, 2013, and 2012	47
Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013, and 2012	48
Notes to Consolidated Financial Statements	50
2. Schedule
The following financial statement schedule for the years ended September 30, 2014, 2013 and 2012, should be read in conjunction with the Consolidated Financial Statements of Concur Technologies, Inc. filed as part of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts	104
Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Reorganization by and among Registrant, Tolo One Acquisition Corp., Tolo Two Acquisition LLC, TripIt, Inc. and Mike Kwatinetz, as Stockholders’ Agent defined therein, dated as of January 12, 2011.	8-K	000-25137	1/28/2011	2.1
2.02	Agreement and Plan of Merger, dated September 18, 2014, between Registrant, SAP America, Inc. and Congress Acquisition Corp.	8-K/A	000-25137	9/19/2014	2.1
3.01	Registrant’s Second Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on August 7, 2009.	8-K	000-25137	3/29/2010	3.1
3.02	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/2007	3.1
4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	10/13/1998	4.01
4.02	Form of Base Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	4/5/2010	99.2
4.03	Form of Base Warrant Transaction Confirmation.	8-K	000-25137	4/5/2010	99.3
4.04	Form of Additional Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	4/5/2010	99.4
4.05	Form of Additional Warrant Transaction Confirmation.	8-K	000-25137	4/5/2010	99.5
4.06	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated April 6, 2010.	8-K	000-25137	4/7/2010	4.1
4.07	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated June 4, 2013	8-K	000-25137	6/4/2013	4.1
4.08	Form of Base Convertible Note Hedge Transaction Confirmation	8-K	000-25137	6/4/2013	99.1
4.09	Form of Base Warrant Transaction Confirmation	8-K	000-25137	6/4/2013	99.2
4.10	Form of Additional Convertible Note Hedge Transaction Confirmation	8-K	000-25137	6/4/2013	99.3
4.11	Form of Additional Warrant Transaction Confirmation	8-K	000-25137	6/4/2013	99.4
10.01	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	5/14/2004	10.01
10.02	Registrant’s Amended 1998 Director’s Stock Option Plan.*	10-Q	000-25137	5/14/2004	10.02
10.03	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	2/28/2000	4.09

10.04	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.*	S-8	333-141925	4/5/2007	4.1
10.05	Registrant's 2007 Equity Incentive Plan, as amended on February 27, 2013.*	8-K	000-25137	2/28/2013	99.1
10.06	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.*	8-K	000-25137	7/6/2010	99.1
10.07	Registrant’s 2010 Cash Incentive Plan. *	8-K	000-25137	3/21/2011	99.1
10.08	Registrant’s 2008 Employee Stock Purchase Plan.*	10-Q	000-25137	2/5/2009	10.01
10.09	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	8/26/1998	10.05
10.10	Registrant’s Fiscal 2011 Corporate Bonus Plan.*	10-K	000-25137	11/17/2011	10.11
10.11	Registrant's Fiscal 2012 Corporate Bonus Plan.*	10-K	000-25137	11/15/2012	10.12
10.12	Registrant's Fiscal 2013 Corporate Bonus Plan.*	10-K	000-25137	11/13/2013	10.12
10.13	Registrant's Amended and Restated Non-Employee Director Compensation Policy, as adopted on March 15, 2013.	10-K	000-25137	11/13/2013	10.13
10.14	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	8/26/1998	10.06
10.15	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	8/6/2008	10.01
10.16	Offer Letter, dated May 3, 2010, by and between Concur Technologies, Inc. and Frank Pelzer.*	8-K	000-25137	5/4/2010	99.1
10.17	Office Lease Agreement, dated as of June 13, 2012, between Registrant and Kilroy Realty, L.P.	10-Q	000-25137	8/7/2012	10.1
10.18	Registrant's Fiscal 2014 Corporate Bonus Plan.*	—	—	—	—	X
21.01	List of Registrant’s subsidiaries.	—	—	—	—	X
23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X
101.00	Financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, formatted in XBRL.***	—	—	—	—	X

*	Represents a management contract or compensatory plan, contract or arrangement.
**
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

***
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Equity Statements (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCUR TECHNOLOGIES, INC.
November 18, 2014	By:	/S/ S. STEVEN SINGH
S. Steven Singh Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/S/ S. STEVEN SINGH	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 18, 2014
S. Steven Singh
/S/ FRANCIS J. PELZER	Chief Financial Officer (Principal Financial and Accounting Officer)	November 18, 2014
Francis J. Pelzer
/S/ RAJEEV SINGH	Director	November 18, 2014
Rajeev Singh
/S/ JEFFREY T. MCCABE	Director	November 18, 2014
Jeffrey T. McCabe
/S/ EDWARD P. GILLIGAN	Director	November 18, 2014
Edward P. Gilligan
/S/ GORDON EUBANKS	Director	November 18, 2014
Gordon Eubanks
/S/ JEFFREY T. SEELY	Director	November 18, 2014
Jeffrey T. Seely
/S/ RANDALL H. TALBOT	Director	November 18, 2014
Randall H. Talbot

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
CONCUR TECHNOLOGIES, INC.
September 30, 2014
(In thousands)
Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions (1)	Deduction(2)	Balance at End of Year
Year Ended September 30:
2014	$3,567	$9,872	$(6,788)	$6,651
2013	$1,507	$7,033	$(4,973)	$3,567
2012	$1,307	$4,658	$(4,458)	$1,507

(1)	Amounts charged against revenue for estimated sales returns.

(2)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
2.01	Agreement and Plan of Reorganization by and among Registrant, Tolo One Acquisition Corp., Tolo Two Acquisition LLC, TripIt, Inc. and Mike Kwatinetz, as Stockholders’ Agent defined therein, dated as of January 12, 2011.	8-K	000-25137	1/28/2011	2.1
2.02	Agreement and Plan of Merger, dated September 18, 2014, between Registrant, SAP America, Inc. and Congress Acquisition Corp.	8-K/A	000-25137	9/18/2014	2.1
3.01	Registrant’s Second Amended and Restated Certificate of Incorporation, as filed with Delaware Secretary of State on August 7, 2009.	8-K	000-25137	3/29/2010	3.1
3.02	Registrant’s Amended and Restated Bylaws, as adopted on December 6, 2007.	8-K	000-25137	12/10/2007	3.1
4.01	Specimen Stock Certificate representing shares of Registrant’s Common Stock.	S-1	333-62299	10/13/1998	4.01
4.02	Form of Base Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	4/5/2010	99.2
4.03	Form of Base Warrant Transaction Confirmation.	8-K	000-25137	4/5/2010	99.3
4.04	Form of Additional Convertible Bond Hedge Transaction Confirmation.	8-K	000-25137	4/5/2010	99.4
4.05	Form of Additional Warrant Transaction Confirmation.	8-K	000-25137	4/5/2010	99.5
4.06	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated April 6, 2010.	8-K	000-25137	4/7/2010	4.1
4.07	Indenture between Registrant and Wells Fargo Bank, N.A., as trustee, dated June 4, 2013	8-K	000-25137	6/4/2013	4.1
4.08	Form of Base Convertible Note Hedge Transaction Confirmation	8-K	000-25137	6/4/2013	99.1
4.09	Form of Base Warrant Transaction Confirmation	8-K	000-25137	6/4/2013	99.2
4.10	Form of Additional Convertible Note Hedge Transaction Confirmation	8-K	000-25137	6/4/2013	99.3
4.11	Form of Additional Warrant Transaction Confirmation	8-K	000-25137	6/4/2013	99.4
10.01	Registrant’s Amended 1998 Equity Incentive Plan.*	10-Q	000-25137	5/14/2004	10.01
10.02	Registrant’s Amended 1998 Directors Stock Option Plan.*	10-Q	000-25137	5/14/2004	10.02
10.03	Registrant’s 1999 Stock Incentive Plan.*	S-8	333-31190	2/28/2000	4.09
10.04	Registrant’s 2007 Equity Incentive Plan and related forms of agreement for stock options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units and other awards.*	S-8	333-141925	4/5/2007	4.1
10.05	Registrant's 2007 Equity Incentive Plan, as amended on February 27, 2013*	8-K	000-25137	2/28/2013	99.1
10.06	Form of agreement for restricted stock units under Registrant’s 2007 Equity Incentive Plan.*	8-K	000-25137	7/6/2010	99.1
10.07	Registrant’s 2010 Cash Incentive Plan. *	8-K	000-25137	3/21/2011	99.1
10.08	Registrant’s 2008 Employee Stock Purchase Plan.*	10-Q	000-25137	2/5/2009	10.01
10.09	Registrant’s 401(k) Profit Sharing and Trust Plan.*	S-1	333-62299	8/26/1998	10.05
10.10	Registrant’s Fiscal 2011 Corporate Bonus Plan.*	10-K	000-25137	11/17/2011	10.11
10.11	Registrant’s Fiscal 2012 Corporate Bonus Plan.*	10-K	000-25137	11/15/2012	10.12
10.12	Registrant’s Fiscal 2013 Corporate Bonus Plan.*	10-K	000-25137	11/13/2013	10.12

10.13	Registrant’s Amended and Restated Non-Employee Director Compensation Policy, as adopted on March 15, 2013.	10-K	000-25137	11/13/2013	10.13
10.14	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.*	S-1	333-62299	8/26/1998	10.06
10.15	Securities Purchase Agreement dated July 29, 2008 between Registrant and American Express Travel Related Services Company, Inc.	10-Q	000-25137	8/6/2008	10.01
10.16	Offer Letter, dated May 3, 2010, by and between Concur Technologies, Inc. and Frank Pelzer	8-K	000-25137	5/4/2010	99.1
10.17	Office Lease Agreement, dated as of June 13, 2012, between Registrant and Kilroy Realty, L.P.	10-Q	000-25137	8/7/2012	10.1
10.18	Registrant's Fiscal 2014 Corporate Bonus Plan.*	—	—	—	—	X
21.01	List of Registrant’s subsidiaries.	—	—	—	—	X
23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).**	—	—	—	—	X
101.00	Financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, formatted in XBRL.***	—	—	—	—	X

*	Represents a management agreement or compensatory plan.
**
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Concur specifically incorporates it by reference.

***
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Equity Statements (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.